Form 10-Q
period 2009-03-31
ROSETTA STONE INC
filed 2009-05-28
CIK 1351285

Use these links to rapidly review the document
ROSETTA STONE INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 1-34283

ROSETTA STONE INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	043837082 (I.R.S Employer Identification No.)
1919 North Lynn St., 7th Fl, Arlington, Virginia (Address of Principal Executive Offices)	22209 (Zip Code)

800-788-0822
(Registrant's telephone number, including zip code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

         As of May 14, 2009, 20,328,827 shares of the registrant's Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,356	$30,626
Restricted cash	34	34
Accounts receivable (net of allowance for doubtful accounts of $1,268 and $1,103, respectively)	19,708	26,497
Inventory, net	6,230	4,912
Prepaid expenses and other current assets	9,056	6,598
Deferred income taxes	2,282	2,282

Total current assets	66,666	70,949
Property and equipment, net	16,341	15,727
Goodwill	34,199	34,199
Intangible assets, net	10,612	10,645
Deferred income taxes	6,828	6,828
Other assets	697	470

Total assets	$135,343	$138,818

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,461	$3,207
Accrued compensation	5,932	8,570
Other current liabilities	17,738	21,353
Deferred revenue	14,234	14,382
Current maturities of long-term debt—related party (Note 8)	—	4,250

Total current liabilities	40,365	51,762
Long-term debt—related parties (Note 8)	9,929	5,660
Deferred revenue	1,468	1,362
Other long-term liabilities	908	963

Total liabilities	52,670	59,747
Commitments and contingencies (Note 12)
Stockholders' equity:
Class A, Series A-1 Convertible Preferred Stock, $0.001 par value; 269 shares authorized; 269 and 269 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	26,876	26,876
Class A, Series A-2 Convertible Preferred Stock, $0.001 par value; 178 shares authorized; 178 and 178 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	17,820	17,820
Class B Convertible Preferred Stock, $0.001 par value; 115 shares authorized; 111 and 111 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	11,341	11,341
Class A Convertible Common Stock, $0.00005 par value; 900 shares authorized; zero shares issued and outstanding	—	—
Class B Convertible Common Stock, $0.00005 par value; 20,000 shares authorized; zero shares issued and outstanding	—	—
Non-designated common stock, $0.00005 par value, 39,100 shares authorized, 1,950 and 1,936 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	11,287	10,814
Accumulated income	15,617	12,422
Accumulated other comprehensive loss	(269)	(203)

Total stockholders' equity	82,673	79,071

Total liabilities and stockholders' equity	$135,343	$138,818

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Revenue :
Product	$42,839	$30,218
Subscription and service	7,445	5,367

Total revenue	50,284	35,585
Cost of revenue:
Cost of product revenue	5,943	4,030
Cost of subscription and service revenue	484	506

Total cost of revenue	6,427	4,536

Gross profit	43,857	31,049

Operating expenses
Sales and marketing	23,612	18,045
Research and development	4,843	4,532
General and administrative	9,887	8,528

Total operating expenses	38,342	31,105

Income (loss) from operations	5,515	(56)
Other income and (expense):
Interest income	30	216
Interest expense	(315)	(296)
Other income	97	287

Total other income (expense)	(188)	207
Income before income taxes	5,327	151
Income tax provision	(2,132)	(583)

Net income (loss)	$3,195	$(432)

Earnings (loss) per share:
Basic	$1.65	$(0.23)

Diluted	$0.19	$(0.23)

Common shares and equivalents outstanding:
Basic weighted average shares	1,939	1,864

Diluted weighted average shares	17,095	1,864

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,195	$(432)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	477	333
Bad debt expense	220	102
Depreciation and amortization	1,224	1,667
Write down of deferred financing costs	209	26
Loss on disposal of equipment	5	1
Net change in:
Restricted cash	—	252
Accounts receivable	6,520	2,199
Inventory	(1,343)	(712)
Prepaid expenses and other current assets	(2,586)	(1,467)
Other assets	(376)	2
Accounts payable and accrued expenses	(746)	(543)
Accrued compensation	(2,639)	(794)
Other current liabilities	(2,938)	(1,796)
Deferred revenue	(15)	(202)

Net cash provided by (used in) operating activities	1,207	(1,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,335)	(2,032)

Net cash used in investing activities	(2,335)	(2,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	(4)	230
Proceeds from long-term debt	9,929	—
Payments under capital lease obligations	(2)	(3)
Principal payments under long-term debt	(9,910)	(850)

Net cash provided by (used in) financing activities	13	(623)

Decrease in cash and cash equivalents	(1,115)	(4,019)
Effect of exchange rate changes in cash and cash equivalents	(155)	(266)

Net decrease in cash and cash equivalents	(1,270)	(4,285)
Cash and cash equivalents—beginning of year	30,626	21,691

Cash and cash equivalents—end of year	$29,356	$17,406

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$63	$21

Income taxes, net	$2,149	$654

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$553	$776

Accrued liability of capital lease obligation on equipment	$18	$—

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and subsidiaries ("Rosetta Stone," the "Company" or the "Successor") develop, market and support a suite of language learning solutions consisting of software, online services and audio practice tools primarily under the Rosetta Stone brand name. The Company's products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware. Rosetta Stone Inc. has five wholly owned subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the "Securities Act") with the SEC on April 16, 2009 (the "Prospectus"). The December 31, 2008 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

        The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2009 and December 31, 2008, the Company's results of operations, and its cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. All references to March 31, 2009 or to the three months ended March 31, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns, stock-based compensation, fair value of assets and liabilities

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquired, lease abandonment accrual, fair value of intangibles and goodwill, fair value of stock issued, inventory reserve, disclosure of contingent assets and liabilities and disclosure of contingent litigation. Actual results may differ from these estimates.

Revenue Recognition

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Revenue is recognized for software products and related services in accordance with the Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, Corrected Copy.

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. Customers are permitted to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less then twelve months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from us with a six-month right of return. We also allow our retailers to return unsold products, subject to some limitations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, product revenue is reduced for estimated returns, which are based on historical return rates.

        Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Emerging Issue Task Force ("EITF") No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and twelve months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between twelve and twenty-four months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

criteria have been met, which typically ranges between three and twelve months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. Amounts received in advance of revenue recognition are classified as deferred revenue.

        In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional charge. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

        Revenue from the sale of packaged software products with specific upgrade rights is recognized in accordance with SOP 97-2, Software Revenue Recognition. Revenue recognition for these sales is deferred until the earlier of the point at which sufficient vendor-specific objective evidence ("VSOE") exist for the specific upgrade right or all elements of the arrangement have been delivered.

        In accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

        The Company has been engaged to develop language learning software for certain endangered languages under fixed fee arrangements. These arrangements also include contractual periods of post-contract support ("PCS") and online hosting services ranging from one to ten years. Revenue for multi-element contracts will be recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

Stock Split

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

Intellectual Property Indemnities

        The Company indemnifies certain institutional customers against third-party claims of intellectual property rights infringement related to the Company's products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company's business, financial condition or results of operations.

Income Taxes

        Income taxes are accounted in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

Stock-Based Compensation

        The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payments ("SFAS No. 123(R)"), which was adopted by the Company effective January 1, 2006. Under SFAS No. 123(R), all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

        During the three months ended March 31, 2009 no new stock options were granted. During the three months ended March 31, 2009 and 2008, 18,797 and 59,710 stock options were exercised, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was approximately $277,000 and $437,000, respectively.

        As of March 31, 2009, there was approximately $4.7 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.01 years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2009 and 2008, the fair value of options granted was calculated using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected stock price volatility	—	62.10%
Expected term of options	—	6 years
Expected dividend yield	—	—
Risk-free interest rate	—	2.69%

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Since the Company's stock has historically not been publicly quoted and the Company has a limited history of stock option activity, the Company reviewed a group of comparable industry-related companies to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing data from the peer group, the Company also considered the contractual option term and vesting period when determining the expected option life and forfeiture rate. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

        The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$3	$1
Sales and marketing	54	33
Research and development	147	80
General and administrative	273	219

Total	$477	$333

Foreign Currency Translation and Transactions

        The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income (loss) in stockholders' equity.

        Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.

        Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	3,195	(432)
Foreign currency translation loss, net of tax of $87 and $97, respectively	(66)	(247)

Total comprehensive income (loss)	3,129	(679)

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

        In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of FASB Statement No.13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1 ("FSP 157-1") and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). The provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the Company's financial statements. FSP 157-1 and FSP 157-2 collectively delay the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008, and changed the scope of SFAS 157. On January 1, 2009 the Company adopted the provisions in SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter of 2009 did not have an impact on the Company's financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities as of March 31, 2009.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 did not have a material impact on the Company's financial position, results of operations or cash flows.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a significant impact on the Company's financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 162 did not have significant impact on the Company's financial position, results of operation, or cash flows.

        On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active. The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS No. 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company's consolidated financial position and the results of operations.

        In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. FSP 157-4 is effective for annual and interim periods ending on or after June 15, 2009. The Company does not expect adoption of FSP 157-4 to have a material impact on its financial results.

3. NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). Basic income (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options (using

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. NET INCOME (LOSS) PER SHARE (Continued)

the treasury stock method) and conversion of preferred shares (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss)	$3,195	$(432)
Denominator:
Weighted average number of common shares:
Basic	1,939	1,864

Diluted	17,095	1,864

Income (loss) per common share:
Basic	$1.65	$(0.23)

Diluted	$0.19	$(0.23)

        For the three months ended March 31, 2009 and 2008, the following common equivalent shares were included in the calculation of the Company's diluted net income per share (in thousands):

	Three Months Ended March 31,
	2009	2008
Equity instruments:
Convertible preferred stock	14,508	—
Stock options	648	—

Total common stock equivalent shares	15,156	—

        For the three months ended March 31, 2008, the 14,508 shares of Convertible Preferred stock and outstanding stock options were not included in the diluted net loss per share calculation, as they were anti-dilutive.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. INVENTORY

        Inventory consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$3,726	$3,023
Finished goods	2,986	2,359

	6,712	5,382
Reserve for obsolete inventory	(482)	(470)

Inventory, net	$6,230	$4,912

5. GOODWILL

        The Company acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and its subsidiary, Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. As a result of the acquisition, the Company recorded goodwill in the amount of $34.2 million. The Company had no acquisition activity during 2007, 2008 or the three months ended March 31, 2009.

        The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company's annual testing resulted in no impairments of goodwill during the years ended December 31, 2007, 2008 or the three months ended March 31, 2009. For tax purposes, the goodwill balance of $34.2 million will be amortized over a period of 15 years.

6. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,739	(10,739)	—	10,739	(10,706)	33
Website	12	(7)	5	12	(7)	5

Total	$23,811	$(13,199)	$10,612	$23,811	$(13,166)	$10,645

        Amortization of intangible assets for the three months ended March 31, 2009 and 2008 totaled $33,000 and $764,000, respectively. For the three months ended March 31, 2009 and 2008, zero and $13,000 of amortization expense was included in cost of revenue, and $33,000 and $751,000 was included in sales and marketing, respectively.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. INTANGIBLE ASSETS (Continued)

        The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2009 and years thereafter (in thousands):

2009—remaining	$2
2010	3

Total	$5

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three months ended March 31, 2009 or March 31, 2008.

7. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	March 31, 2009	December 31, 2008
Marketing expenses	$4,505	$4,803
Professional and consulting fees	1,998	2,249
Sales return reserve	2,429	3,229
Taxes payable	2,078	2,859
Other	6,728	8,213

	$17,738	$21,353

8. BORROWING AGREEMENT

        On January 4, 2006, the Company entered into a Credit Agreement with Madison Capital that provides the Company a $4.0 million revolving credit facility ("Revolver") and a $17.0 million term loan ("Term Loan"). The Credit Agreement was amended on August 2, 2007 and April 23, 2008 to amend certain covenants, terms, and definitions. Under the credit agreement, all amounts outstanding under the Revolver and the Term Loan accrue interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin, as specified by the Company. As of December 31, 2008, the interest rate on the term loan was 4.65%.

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 3.0% as of March 31, 2009. On January 16, 2009, the Company borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the term loan the Company had with Madison Capital. As a

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. BORROWING AGREEMENT (Continued)

result, the Company has no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and the Company has terminated these credit agreements. As a result of the early repayment of the Madison Capital Loan, the Company wrote-off the remaining unamortized capitalized financing costs associated with this loan. The amount of the write-off was approximately $0.2 million. The remaining balance of approximately $2.6 million under the Wells Fargo revolving credit facility is available to the Company for borrowing.

        Long-term borrowings consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Term Loan, Madison Capital	$—	$9,910
Revolver, Wells Fargo Bank, N.A.	9,929	—

	9,929	9,910
Less current portion	—	(4,250)

Total	$9,929	$5,660

        Certain of the Company's assets are pledged as collateral under the credit agreement with Wells Fargo. The line of credit contains financial covenants tested on a quarterly basis which started March 31, 2009 and are applicable for the term of the loan. The primary covenants under the line of credit are limitations on liens and encumbrances, restrictions on investments, limitations on the sale of certain assets, and a minimum liquidity threshold. In addition, the Company is required to provide a quarterly report to the lender within 45 days following the end of a quarter, and an audited annual report 120 days following the close of the fiscal year. Non-compliance with debt covenants are considered events of default and could result in the line of credit becoming immediately due.

        Interest expense for the three months ended March 31, 2009 and 2008 was $63,000 and $269,000, respectively.

9. INCOME TAXES

        In accordance with SFAS 109, the income tax provision for the three month period ended March 31, 2009 is based on the estimated annual effective tax rate for fiscal year 2009. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate change, creating a different relationship between the domestic and foreign income and loss. The Company's effective tax rate for the three months ended March 31, 2009 was 39%.

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN No. 48") on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. INCOME TAXES (Continued)

guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        At the adoption date and as of March 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN No. 48. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the three months ended March 31, 2009.

10. STOCK PLANS

        On January 4, 2006, the Company established the Rosetta Stone Inc. 2006 Stock Incentive Plan (the "Stock Plan") under which the Company's Board of Directors, at its discretion, can grant stock options to employees and certain directors of the Company and affiliated entities. The Stock Plan initially authorized the grant of stock options for up to 1,942,200 shares of common stock. On May 28, 2008, the Board of Directors authorized the grant of additional stock options for up to 195,000 shares of common stock under the Stock Plan, resulting in total stock options available for grant under the Stock Plan of 2,137,200 as of December 31, 2008. The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercises of stock options will be issued from the Company's authorized available stock.

        On February 27, 2009, the Company approved the 2009 Omnibus Incentive Plan, which provides for the issuance of 2,437,744 of shares of common stock.

        In accordance with SFAS No. 123(R), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

        The following table summarized the Company's stock option activity from January 1, 2009 to March 31, 2009:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Instrinsic Value
Options Outstanding, January 1, 2009	137,160	1,657,799	$6.48	8.05	18,268,386
Options granted	—	—	—
Options exercised	—	(18,797)	4.50
Options cancelled	23,605	(23,605)	8.91

Options Outstanding, March 31, 2009	160,765	1,615,397	6.46	7.81	18,641,131

Vested and expected to vest at March 31, 2009		1,553,452	6.26	7.77	18,244,938

Exercisable at March 31, 2009		770,867	4.82	7.48	10,158,884

        As of March 31, 2009, there was approximately $4.7 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.01 years. The Company did not grant stock options during the three months ended March 31, 2009.

        Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the "simplified method" in accordance with FASB Staff Position No. 123(R)-3 as Amended, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, ("FSP 123(R)-3"). At March 31, 2009 there were 160,765 options available for future grant under the 2006 Stock Incentive Plan.

11. STOCKHOLDERS' EQUITY

        Common Stock—At March 31, 2009, the Company's Board of Directors had the authority to issue 78,000,000 shares of common stock, of which 1,170,000 shares were designated as Class A Convertible Common Stock, 26,000,000 shares are designated Class B Convertible Common Stock and 39,100,000 are non-designated, collectively referred to as "Common Stock." On February 28, 2008, the Company changed the par value of its Class A Convertible Common Stock, Class B Convertible Common Stock and Non-Designated Common Stock from $0.001 to $0.00005 per share. At March 31, 2009 1,949,950 shares of Non-Designated Common Stock were issued and outstanding.

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. STOCKHOLDERS' EQUITY (Continued)

        Convertible Preferred Stock—At March 31, 2009, the Company had outstanding 446,958 shares of Class A Convertible Preferred Stock, of which 268,758 shares were designated as Series A-1 and 178,200 as Series A-2, and 111,031 shares of Class B Convertible Preferred Stock. Each share of Preferred Stock was convertible into twenty shares of common stock. The conversion of all shares of our Preferred Stock into 14,507,714 shares of our common stock occurred automatically upon the closing of the Company's initial public offering on April 21, 2009.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to five years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options. Rent expense was $2.6 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

        The following table summarizes future minimum operating lease payments for the remaining nine months of 2009 and the years thereafter (in thousands):

Periods Ending December 31,
2009—remaining	$3,881
2010	3,569
2011	3,003
2012	1,886
2013	1,718
2014 and thereafter	194

$14,251

        The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.3 million at March 31, 2009. The deferred rent asset was $62,000 at March 31, 2009. The deferred rent asset is classified in prepaid and other current assets as all associated leases have less than one year remaining on their term.

        On October 6, 2008, the Company entered into an operating sublease agreement (the "Lease") for additional office space in Arlington, Virginia. The Lease is for a five year period terminating on December 31, 2013 with total rental payments of $7.5 million. Rents range from $117,000 per month

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

for the first year of the Lease term to $132,000 per month in the final year of the Lease term. The Company provided the landlord a security deposit of $352,000 in the form of a letter of credit. The Company has the option to renew this Lease for an additional three-year period.

        The Company exited its facility at 1101 Wilson Boulevard, Arlington, Virginia in December 2008 as a result of a relocation of its headquarters to 1919 North Lynn Street, Arlington, Virginia. The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as the leases associated with this facility do not terminate until December 31, 2009 and August 31, 2013, respectively. Accrued exit costs associated with the headquarters relocation were charged to lease abandonment expense in December 2008.

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility at March 31, 2009 (in thousands):

Accrued exit costs, beginning of period	$1,676
Costs incurred and charged to expense	20
Principal reductions	(166)

Accrued exit costs, end of period	$1,530

Accrued exit cost liability:
Short-term	$636
Long-term	894

Total	$1,530

Litigation

        The Company is involved in various litigation matters arising out of the normal course of business. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material adverse impact on the Company's results of operations, financial position and cash flows.

13. SEGMENT INFORMATION

        The Company operates as one reportable segment as the principal business activity relates to selling language learning software. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon consolidated software revenues.

        Products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Japan and Europe. Less than 6% of the Company's revenues were generated from sales outside of the United States for the three months ended March 31, 2009. As of March 31, 2009 the Company had $0.6 million of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for three months ended March 31, 2009.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. SUBSEQUENT EVENTS

        On April 21, 2009, the Company completed an initial public offering consisting of 6,250,000 shares of common stock at $18.00 per share. The total shares sold in the offering included 3,125,000 shares sold by selling shareholders and 3,125,000 shares sold by the Company. In addition, 937,500 shares were sold by selling shareholders to cover over-allotments. After deducting the payment of underwriters' discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were approximately $48.8 million.

        On April 21, 2009, in conjunction with our qualified underwritten initial public offering of common stock, our total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of undesignated common stock.

        On April 15, 2009, our Board of Directors awarded to 10 of our key employees, including our named executive officers, a common stock grant equal to a total of 591,491 shares. This grant is net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations. Thus, we refer to the grant as a "net issuance."

        On April 15, 2009, our Board of Directors granted options to purchase a total of 342,214 shares of our common stock to our employees and directors, at an exercise price per share of $18.00 which vest over a four year period, under our 2009 Omnibus Incentive Plan. Our Board of Directors also granted our independent directors a total of 8,772 restricted stock units under our 2009 Omnibus Incentive Plan.

        On April 15, 2009, our Board of Directors awarded restricted stock awards to our employees representing a total of 154,672 shares of our common stock and vesting over a four year period under the 2009 Omnibus Incentive Plan.

        On April 22, 2009, the Company paid approximately $9.9 million to its principal lender, Wells Fargo Bank, N.A. in satisfaction of the remaining balance on its line of credit. As a result, the Company has the ability to borrow $12.5 million under its revolving line of credit.

        On April 30, 2009, the Company paid approximately $8.2 million to satisfy the federal, state and local withholding tax obligations associated with the "net issuance" of stock grants made to 10 key employees, including executive officers.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on April 16, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

        We are a leading provider of technology-based language learning solutions. We develop, market and sell language learning solutions consisting of software, online services and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language learning solutions in 31 languages. Our customers include individuals, educational institutions, armed forces, government agencies and corporations.

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which has enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 86% of our revenue for the three months ended March 31, 2009 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble and Borders.

        We generate revenue primarily from sales of packaged software and audio practice products and online software subscriptions. Our continued growth depends, in part, on our ability to maintain strong brand recognition in order to generate sales from new customers. We continuously balance our need to achieve short-term financial goals with the equally critical need to invest in our products, our brand and our infrastructure to ensure our future success. In making decisions about spending levels in our various functional organizations, we consider many factors, including:

  •
  our ability to expand our presence and penetration of existing markets;

  •
  the extent to which we can sell new products and services to existing customers;

  •
  our success in expanding our brand;

  •
  the evolution of our product and service offerings; and

  •
  our ability to expand our presence and reach geographically.

        We believe the primary factors that affect our financial performance include the following:

  •
  customer acceptance of our product and service offerings;

  •
  continued product and service innovation;

  •
  average revenue per customer;

  •
  direct marketing variables, including:

  •
  print, television and radio media discounts and rates;

  •
  the relevance of our advertising;

  •
  online pay-per-click and other online advertising rates;

  •
  internal and external call center conversion rates; and

  •
  website traffic and conversion rates;

  •
  customer brand loyalty;

  •
  the number and quality of our kiosk locations;

  •
  our presence in international markets; and

  •
  cross-channel management of consumer and institutional markets.

        We believe that our multi-channel marketing and distribution models are fundamental to our success. Specifically, we focus on educating customers about the many benefits of our products and services by leveraging our advertising and kiosk network in order to drive website and call center traffic.

  Components of Our Statement of Operations

  Revenue

        We derive revenue from sales of language learning solutions consisting of packaged software and audio practice products and online software subscriptions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our packaged software products and sold as a solution.

        Product revenue consists of revenue from sales of our packaged software and audio products. Subscription and service revenue consists primarily of revenue from our online software subscriptions. The content of our packaged software and subscription offerings are the same. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience.

        We sell our solutions directly to individuals, educational institutions, armed forces, government agencies and corporations. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we own, as well as through select retailers. The majority of our consumer customers purchase our packaged software and audio practice products. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different. We anticipate that revenue growth in future periods will be less significant than we have experienced historically.

        Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2008 accounted for 32% of our annual revenue in 2008. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education, home school and government purchasing cycles. We expect these trends to continue.

  Cost of Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. Cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We expect our cost of revenue to increase in absolute dollars in future periods as our unit sales continue to grow. Cost of revenue may also increase as a percentage of revenue in future periods as we are planning to release service offerings that will have higher direct costs to deliver to customers.

  Operating Expenses

        We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative.

        Our operating expenses primarily consist of personnel costs, direct advertising and marketing expenses and professional fees associated with contract product development, legal, accounting and consulting. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefit costs.

        Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. We established local sales offices and call centers, added employees and launched marketing and public relations campaigns within each region. We intend to continue to expand our sales activities within these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to increase in future periods.

        Research and Development.    Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to expanding our product portfolio through the addition of new content and new complimentary products and services to our language learning solutions. We expect our investment in research and development expenses to increase in future years but provide us with significant benefits in the future.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in future periods as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act of 2002. We also intend to increase administrative expenses as a result of our planned international expansion.

  Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is related to our long-term debt, the outstanding balance of which was $9.9 million as of March 31, 2009. We expect interest expense to decrease in future periods as we paid off the entire balance of our outstanding long-term debt with proceeds from our initial public offering in April, 2009. Interest income represents interest received on our cash and cash equivalents.

  Income Tax Expense

        Income tax expense consists of federal and state income taxes in the United States. As of March 31, 2009, our effective tax rate in the United States was approximately 37%, although operating losses of our international subsidiaries raised our worldwide effective tax rate to 40%. We expect this rate should be consistent in 2009 and beyond as results improve in international operations and as we implement new tax planning strategies, assuming no general increase in U.S. federal or state income tax rates applicable to companies such as ours. However, we expect our income tax expense to increase in absolute dollars as our income continues to grow.

Critical Accounting Policies and Estimates

        In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

        Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Our future estimates may change if the underlying assumptions change. Actual results may differ significantly from these estimates.

        There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 16, 2009.

        We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

  •
  Revenue Recognition

  •
  Stock-based Compensation

  •
  Income Taxes

  •
  Allowance for Doubtful Accounts Receivable

  •
  Sales Return Reserve

  Results of Operations

        The following table sets forth our consolidated statement of operations including dollar and percentage of change from the prior periods indicated:

	Three months ended March 31,		2009 versus 2008
	2009	2008	Change	% Change
	(in thousands)
Revenue
Product	$42,839	$30,218	$12,621	41.8%
Subscription and service	7,445	5,367	2,078	38.7%

Total revenue	50,284	35,585	14,699	41.3%
Cost of revenue
Cost of product revenue	5,943	4,030	1,913	47.5%
Cost of subscription and service revenue	484	506	(22)	-4.3%

Total cost of revenue	6,427	4,536	1,891	41.7%

Gross margin	43,857	31,049	12,808	41.3%

Operating Expenses:
Sales and marketing	23,612	18,045	5,567	30.9%
Research and development	4,843	4,532	311	6.9%
General and administrative	9,887	8,528	1,359	15.9%

Total operating expenses	38,342	31,105	7,237	23.3%

Income (loss) from operations	5,515	(56)	5,571	9948.2%
Other income and expense:
Interest income	30	216	(186)	-86.1%
Interest expense	(315)	(296)	(19)	6.4%
Other (expense) income	97	287	(190)	-66.2%

Total interest and other income (expense), net	(188)	207	(395)	-190.8%

Income (loss) before income taxes	5,327	151	5,176	3427.8%
Income tax expense (benefit)	2,132	583	1,549	265.7%

Net income (loss)	$3,195	$(432)	$3,627	839.6%

  Revenues

	Three months ended March 31,				2009 versus 2008
	2009		2008		Change	% Change
	(in thousands except percentages)
Product revenue	$42,839	85.2%	$30,218	84.9%	$12,621	41.8%
Subscription revenue	7,445	14.8%	5,367	15.1%	2,078	38.7%

Total revenue	$50,284	100.0%	$35,585	100.0%	$14,699	41.3%

Revenue by sales channel:
Direct-to-consumer	$24,945	49.6%	$18,926	53.2%	$6,019	31.8%
Kiosk	8,222	16.4%	6,135	17.2%	2,087	34.0%
Global retail	7,183	14.3%	3,580	10.1%	3,603	100.6%

Total consumer	40,350	80.2%	28,641	80.5%	11,709	40.9%
Institutional	9,934	19.8%	6,944	19.5%	2,990	43.1%

Total revenue	$50,284	100.0%	$35,585	100.0%	$14,699	41.3%

        Our total revenue for the three months ended March 31, 2009 was $50.3 million, an increase of $14.7 million, or 41.3%, from the three months ended March 31, 2008.

  Consumer

        Consumer revenue was $40.4 million for the three months ended March 31, 2009, an increase of $11.7 million, or 41%, from the three month ended March 31, 2008. The increase in consumer revenue was attributable to an 8% increase in unit sales, which resulted in a $2.3 million increase in revenue, combined with a 30% increase in the average selling price of each unit, which accounted for a $9.4 million increase in revenue. Unit growth was driven by a 24% increase in our direct advertising spend as well as growth in our retail distribution network as the number of kiosks increased from 113 at March 31, 2008 to 161 at March 31, 2009, and Barnes & Noble expanded our store presence to over 650 stores in June 2008. Our unit growth was offset by a 9% reduction in on-line subscription units as we discontinued our entry level 3-month on-line subscription offering in October 2008. Online 3-month subscriptions decreased from approximately 12% of total unit sales to approximately 3% of total unit sales for the three months ended March 31, 2009 and 2008, respectively.

        The growth in our average selling price per unit was primarily due to the expansion of our product offering combined with a change in our sales mix. In June 2008, we released our compact disc audio practice tool, the Audio Companion, for 14 languages and added it for another 7 languages in September 2008. In October 2008, we bundled our Audio Companion together with our core software application, which resulted in an increase of our average list prices of approximately 13%. We also released 11 additional Version 3 languages during 2008. We also experienced a shift in sales mix, as Level 123 set sales increased from approximately 20% of total unit sales for the three months ended March 31, 2008 to approximately 40% of total unit sales in the three months ended March 31, 2009. Finally, since our 3-month on-line subscription was our lowest priced product, the elimination of this offering resulted in an increase in our averages sales price per unit during the three months ended March 31, 2009.

        All Version 3 solutions include three course levels, while our Version 2 solutions only include one or two course levels. Upon the release of a language in Version 3, we discontinue selling that language in Version 2 and, as a result, sales of Version 3 products replace sales of Version 2 products for that language. Our solutions are often purchased in sets including all available course levels for a language. The additional levels included in Version 3 enabled us to offer additional languages with three course levels, resulting in a greater number of available products at our highest price point for a complete set.

        Product revenue represented 94% of total consumer revenue for the quarter ended March 31, 2009, with the balance attributable to subscription and service revenue.

  Institutional

        Institutional revenue was $9.9 million for the three months ended March 31, 2009, an increase of $3.0 million, or 43%, compared to the three months ended March 31, 2008. The increase in institutional revenue was primarily due to growth of our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we had a $2.4 million increase in education and home school revenue and a $0.5 million increase in corporate revenue.

        Product revenue represented 48% of total institutional revenue for the three months ended March 31, 2009, and subscription and service revenue represented 52% for the same period.

  Cost of Revenue and Gross Profit

	Three months ended March 31,		2009 versus 2008
	2009	2008	Change	% Change
	(in thousands)
Revenue
Product	$42,839	$30,218	$12,621	41.8%
Subscription and service	7,445	5,367	2,078	38.7%

Total revenue	50,284	35,585	14,699	41.3%
Cost of revenue
Cost of product revenue	5,943	4,030	1,913	47.5%
Cost of subscription and service revenue	484	506	(22)	-4.3%

Total cost of revenue	6,427	4,536	1,891	41.7%

Gross profit	$43,857	$31,049	$12,808	41.3%

Gross margin percentages	87.2%	87.3%	-0.1%

        Cost of revenue for the three months ended March 31, 2009 was $6.4 million, an increase of $1.9 million, or 42%, from the three months ended March 31, 2008. As a percentage of total revenue, cost of revenue remained consistent at 13% for the three months ended March 31, 2009 and 2008, respectively. The dollar increase in cost of revenue was primarily attributable to growth in unit sales. We expect our cost of revenue to increase in absolute dollars in future periods as our unit sales continue to grow. Cost of revenue may also increase as a percentage of revenue in future periods as we are planning to release service offerings that will have higher direct costs to deliver to customers.

  Operating Expenses

	Three months ended March 31,		2009 versus 2008
	2009	2008	Change	% Change
	(in thousands)
Sales and marketing	$23,612	$18,045	$5,567	30.9%
Research and development	4,843	4,532	311	6.9%
General and administrative	9,887	8,528	1,359	15.9%

Total operating expenses	$38,342	$31,105	$7,237	23.3%

  Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended March 31, 2009 were $23.6 million, an increase of $5.6 million or 31%, from the three months ended March 31, 2008. As a percentage of total revenue, sales and marketing expenses decreased to 47% for the three months ended March 31, 2009, compared to 51% for the three months ended March 31, 2008. The dollar increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Advertising and marketing expenses grew by $1.8 million and were primarily related to the purchase of additional television media. We also expanded the number of our kiosks from 113 at March 31, 2008 to 161 worldwide at March 31, 2009, which resulted in $1.9 million of additional kiosk operating expenses, including sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $1.5 million. The full amortization of the intangible assets associated with the acquisition of Fairfield & Sons, Ltd. resulted in a $0.8 million reduction in amortization expense.

  Research and Development Expenses

        Research and development expenses were $4.8 million for the three months ended March 31, 2009; an increase of $0.3 million, or 7%, from the three months ended March 31, 2008. As a percentage of total revenue, research and development expenses decreased to 10% for the three months ended March 31, 2009 compared to 13% for the three months ended March 31, 2008. The dollar increase was primarily attributable to the addition of new product development personnel associated with the development of new products and services that are complementary to our existing solutions, while the reduction as a percentage of sales was due to having this amount spread across a higher sales volume.

  General and Administrative Expenses

        General and administrative expenses for the three months ended March 31, 2009 were $9.9 million, an increase of $1.4 million, or 16%, from the three months ended March 31, 2008. As a percentage of revenue, general and administrative expenses decreased to 20% for the three months ended March 31, 2009 compared to 24% for the three months ended March 31, 2008. The dollar increase was primarily attributable to a $1.0 million increase in personnel-related costs as we expanded our finance, information technology and other administrative functions to support the overall growth in our business, and a corresponding increase in communications, training, travel and other support costs of $0.3 million.

  Interest and Other Income (Expense)

	Three months ended March 31,		2009 versus 2008
	2009	2008	Change	% Change
	(in thousands)
Interest income	$30	$216	$(186)	-86.1%
Interest expense	(315)	(296)	(19)	6.4%
Other income (expense)	97	287	(190)	-66.2%

Total	$(188)	$207	$(395)	-190.8%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended March 31, 2009 was $30,000, a decrease of $186,000, or 86%, from the three months ended March 31, 2008.

        Interest expense is related to our long-term debt, the outstanding balance of which was $9.9 million as of March 31, 2009. Interest expense for the three months ended March 31, 2009 was

$0.3 million, an increase of $19,000, or 6.4%, from the three months ended March 31, 2008. The increase was primarily due to the write-off of $0.2 million of capitalized financing costs associated with our previous Madison Capital term loan. We expect interest expense will decrease in future periods as we paid off the outstanding balance of our long-term debt with proceeds from our initial public offering in April 2009.

        Other Income for the three months ended March 31, 2009 was $97,000, a decrease of $190,000, or 66%, from the three months ended March 31, 2008. The dollar decrease was primarily the result of foreign exchange losses due to the British pound weakening against the US dollar.

  Income Tax Expense

	Three months ended March 31,		2009 versus 2008
	2009	2008	Change	% Change
	(in thousands)
Income tax expense	$2,132	$583	$1,549	265.7%

        Income tax expense for the three months ended March 31, 2009 was $2.1 million, an increase of $1.5 million, or 266%, compared to the three months ended March 31, 2008. The increase was the result of an increase of $5.2 million in pre-tax income for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Our effective tax rate decreased to 39% for the three months ended March 31, 2009 compared to an effective tax rate of 49% in 2008. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and a change in our transfer pricing agreements.

        We determine the pricing among our associated entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made certain changes to the transfer pricing agreements effective January 1, 2009. The percentage of foreign losses relative to total consolidated income before tax declined for the three months ended March 31, 2009 as a result of this change in geographic distribution of income resulting in a lower effective tax rate.

        We do not currently recognize income tax benefits on losses in our foreign subsidiaries. Neither our U.K. nor our Japan subsidiary produced pretax profits for the three months ended March 31, 2009 and no valuation allowance on net operating loss carryforwards and other deferred tax assets was released. As we continue operations in accordance with the revised transfer pricing agreements, we will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

  Other Factors that May Affect Comparability

  Public Company Expenses

        In April 2009, we completed an initial public offering of shares of our common stock and our shares are listed for trading on the New York Stock Exchange. As a result, we will now need to comply with laws, regulations and requirements that we did not need to comply with as a private company, including provisions of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of the New York Stock Exchange. Compliance with the requirements of being a public company will require us to increase our general and administrative expenses in order to pay our employees, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, as a public company, it will be more expensive for us to obtain directors' and officers' liability insurance. We estimate that the incremental annual public company costs will be between $1.5 million and $2.0 million in fiscal 2009, which will primarily be reflected in general and administrative costs.

  Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel-related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from operations.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., ("Wells Fargo"), that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 3% as of March 31, 2009. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. In April 2009, we completed our initial public offering and received net proceeds of $48.8 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay Wells Fargo the outstanding principal and interest of the revolving credit facility. The $12.5 million under the Wells Fargo revolving credit facility remains available to us for borrowing, subject to specified conditions.

        We expect that our future growth will continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that anticipated cash flows from operations and available sources of funds, including available borrowings under our revolving credit facility, will provide sufficient liquidity to fund our business and meet our obligations in the foreseeable future.

        In April 2009, the Company completed an initial public offering. After deducting the payment of underwriters' discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were $48.8 million. The net proceeds from the offering were used to repay a $9.9 million balance on our revolving credit facility and $8.2 million to satisfy the federal, state and local withholding tax obligations associated with the net issuance of stock grants made to 10 of our key employees, including executive officers.

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2009, compared to net cash used in operating activities of $1.4 million for the three months ended March 31, 2008, an increase of $2.6 million, or 180%. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable, offset in part by decreases in net liabilities. Net income totaled $3.2 million for the three months ended March 31, 2009 compared to a net loss of $0.4 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, we incurred depreciation, amortization and stock compensation expense in the amount of $1.7 million, compared to $2.0 million for the three months ended March 31, 2008. Decreases in amortization resulting from the full amortization of intangible assets in January 2009 are partially offset by increases in depreciation on tangible assets associated with the expansion of the business. Accounts receivable decreased by $6.5 million for the three months ended March 31, 2009 as a result of collection of customer accounts compared to a decrease of $2.2 million for the three months ended March 31, 2008.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $2.3 million for the three months ended March 31, 2009, compared to $2.0 million for the three months ended March 31, 2008, an increase of $0.3 million, or 16%. Our investing activities during these periods related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth.

  Net Cash Used In Financing Activities

        Net cash provided by financing activities was $13,000 for the three months ended March 31, 2009, compared to net cash used in financing activities of $0.6 million for the three months ended March 31, 2008. Net cash used in financing activities during these periods was primarily related to principal payments on our long-term debt and net proceeds received from stock option exercises. The primary reason for the decrease in net cash used in financing activities in March 31, 2009 compared to March 31, 2008 is that our credit agreement entered into with Wells Fargo does not require principal payments until the maturity date.

        In April 2009, we completed our initial public offering and received net proceeds of $48.8 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay our lender, Wells Fargo Bank, N.A. the total outstanding principal and interest of our revolving credit facility and $8.2 million to satisfy the federal, state and local withholding tax obligations associated with the net issuance of stock grants made to 10 of our key employees, including executive officers.

        We believe that our current cash and cash equivalents and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements at least through 2009. Thereafter, we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

        During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

  Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

  Contractual Obligations

        The following table summarizes our contractual obligations at March 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt	$9,929	$—	$9,929	$—	$—
Operating lease obligations	14,251	3,881	6,572	3,604	194

Total	$24,180	$3,881	$16,501	$3,604	$194

        We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during the remainder of 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

        The functional currency of our foreign subsidiaries is their local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The volatility of the prices and applicable rates are dependent on many factors that we cannot forecast with reliable accuracy. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies with which we do business. At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Interest Rate Sensitivity

        Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our marketable securities, which are primarily short-term investment grade and government securities and our notes payable, we believe that there is no material risk of exposure.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or results of operations.

Item 1A.    Risk Factors

        In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 16, 2009. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Prospectus.

Our actual operating results may differ significantly from our guidance.

        From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

        Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

        Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in the Prospectus for our initial public offering and in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Sales of Unregistered Securities

        From January 1, 2009 to March 31, 2009, our employees exercised options to purchase 18,797 shares of our common stock pursuant to options issued under our Stock Plan at an average purchase price of $4.50 per share for an aggregate purchase price of $84,624.

        No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b)    Use of Proceeds from Public Offering of Common Stock

        On April 15, 2009, our registration statement (File No. 333-153632) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 3,125,000 shares of common stock by Rosetta Stone Inc. and the associated sale of 3,125,000 shares of common stock by funds associated with ABS Capital Partners and Norwest Equity Partners VIII, LP (collectively, the "Private Equity Funds") and the additional sale pursuant to the underwriters' over-allotment option for an additional 937,500 shares of common stock by the Private Equity Funds, at a public offering price of $18.00 per share. The offering closed on April 21, 2009. The managing underwriters were Morgan Stanley & Co. Incorporated and William Blair & Company, LLC.

        As a result of the offering, we received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of $3.9 million and additional offering-related expenses of approximately $3.5 million. In April 2009, we used $8.2 million to satisfy the federal, state and local withholding tax obligations associated with the "net issuance" of stock grants we made to 10 of our key employees, including executive officers, on April 15, 2009, as set out under the captions "Use of Proceeds," "Capitalization" and "Executive Compensation—Stock Grants" in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 16, 2009. In April 2009, we used $9.9 million of the net proceeds to repay the outstanding balances under our revolving line of credit with Wells Fargo. We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. We do not, however, have agreements or commitments for any specific acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on February 27, 2009. During the meeting, the Series A-1 preferred stockholders elected the following two individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2010 and until their successors have been duly elected and qualified:

	Votes Cast For	Votes Withheld
Laura L. Witt	268,758	0
Philip A. Clough	268,758	0

        During the meeting, the Series A-2 preferred stockholders elected the following individual to the Board of Directors to serve as director until the Annual Meeting of Stockholders in 2010 and until his successor has been duly elected and qualified:

	Votes Cast For	Votes Withheld
John E. Lindahl	178,200	0

        During the meeting, the common stockholders elected the following four individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2010 and until their successors have been duly elected and qualified:

	Votes Cast For	Votes Withheld
Tom P. H. Adams	1,364,866	0
John T. Coleman	1,364,866	0
Laurence Franklin	1,364,866	0
Patrick W. Gross	1,364,866	0

        During the meeting, the common stockholders approved the following proposals:

        Approval of the Second Amended and Restated Certificate of Incorporation subject to and effective upon the closing of the proposed initial public offering.

Votes Cast For	Votes Against	Votes Abstain
11,609,151	0	230

        Approval of the Second Amended and Restated Bylaws subject to and effective upon the closing of the initial public offering.

Votes Cast For	Votes Against	Votes Abstain
11,609,381	0	0

        Approval of the Rosetta Stone Inc. 2009 Omnibus Incentive Plan.

Votes Cast For	Votes Against	Votes Abstain
11,594,361	0	15,020

Item 5.    Other Information

        None

Item 6.    Exhibits

        Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Filed herewith

  **
  Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ BRIAN D. HELMAN Brian D. Helman Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)
Date: May 27, 2009