Form 10-Q
period 2009-06-30
ROSETTA STONE INC
filed 2009-08-11
CIK 1351285

Use these links to rapidly review the document
ROSETTA STONE INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

        As of July 23, 2009, 20,342,252 shares of the registrant's Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,173	$30,626
Restricted cash	62	34
Accounts receivable (net of allowance for doubtful accounts of $1,137 and $1,103, respectively)	25,172	26,497
Inventory, net	6,581	4,912
Prepaid expenses and other current assets	7,117	6,598
Income tax receivable	7,133	—
Deferred income taxes	2,282	2,282

Total current assets	114,520	70,949
Property and equipment, net	17,962	15,727
Goodwill	34,199	34,199
Intangible assets, net	10,611	10,645
Deferred income taxes	6,828	6,828
Other assets	753	470

Total assets	$184,873	$138,818

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,229	$3,207
Accrued compensation	6,352	8,570
Other current liabilities	19,888	21,353
Deferred revenue	16,379	14,382
Current maturities of long-term debt—related party (Note 8)	—	4,250

Total current liabilities	45,848	51,762
Long-term debt—related parties (Note 8)	—	5,660
Deferred revenue	1,841	1,362
Other long-term liabilities	818	963

Total liabilities	48,507	59,747
Commitments and contingencies (Note 12)
Stockholders' equity:
Class A, Series A-1 Convertible Preferred Stock, $0.001 par value; zero and 269 shares authorized; zero and 269 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	26,876
Class A, Series A-2 Convertible Preferred Stock, $0.001 par value; zero and 178 shares authorized; zero and 178 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	17,820
Class B Convertible Preferred Stock, $0.001 par value; zero and 115 shares authorized; zero and 111 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	11,341
Preferred Stock, $0.001 par value; 10,000 and zero shares authorized; zero and zero shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Class A Convertible Common Stock, $0.00005 par value; zero and 900 shares authorized; zero and zero shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Class B Convertible Common Stock, $0.00005 par value; zero and 20,000 shares authorized; zero and zero shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 39,100 shares authorized; 20,342 and 1,936 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2	1
Additional paid-in capital	128,264	10,814
Accumulated income	8,326	12,422
Accumulated other comprehensive loss	(226)	(203)

Total stockholders' equity	136,366	79,071

Total liabilities and stockholders' equity	$184,873	$138,818

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Product	$48,672	$41,630	$91,512	$71,848
Subscription and service	7,788	6,112	15,233	11,479

Total revenue	56,460	47,742	106,745	83,327
Cost of revenue:
Cost of product revenue	7,193	5,968	13,136	9,998
Cost of subscription and service revenue	509	577	994	1,083

Total cost of revenue	7,702	6,545	14,130	11,081

Gross profit	48,758	41,197	92,615	72,246

Operating expenses
Sales and marketing	27,147	21,737	50,759	39,782
Research and development	10,101	3,758	14,944	8,290
General and administrative	23,167	8,856	33,054	17,384

Total operating expenses	60,415	34,351	98,757	65,456

Income (loss) from operations	(11,657)	6,846	(6,142)	6,790
Other income and (expense):
Interest income	23	98	54	314
Interest expense	(24)	(225)	(339)	(521)
Other income (expense)	(61)	(175)	35	112

Total other expense	(62)	(302)	(250)	(95)
Income (loss) before income taxes	(11,719)	6,544	(6,392)	6,695
Income tax (benefit) provision	(4,427)	3,183	(2,295)	3,766

Net income (loss)	$(7,292)	$3,361	$(4,097)	$2,929

Earnings (loss) per share:
Basic	$(0.42)	$1.77	$(0.42)	$1.56

Diluted	$(0.42)	$0.20	$(0.42)	$0.17

Common shares and equivalents outstanding:
Basic weighted average shares	17,370	1,899	9,698	1,881

Diluted weighted average shares	17,370	16,827	9,698	16,815

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,097)	$2,929
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	20,114	742
Bad debt expense	141	346
Depreciation and amortization	2,494	3,376
Write down of deferred financing costs	209	52
Loss on disposal of equipment	21	12
Net change in:
Restricted cash	(28)	332
Accounts receivable	1,316	(8,358)
Inventory	(1,641)	(2,585)
Prepaid expenses and other current assets	(7,707)	(781)
Other assets	(414)	(12)
Accounts payable and accrued expenses	22	(626)
Accrued compensation	(2,275)	(436)
Other current liabilities	(1,329)	1,418
Other long-term liabilities	(159)	—
Deferred revenue	2,340	505

Net cash provided by (used in) operating activities	9,007	(3,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,905)	(3,034)

Net cash used in investing activities	(4,905)	(3,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of issuance costs	49,192	—
Proceeds from the exercise of stock options	85	214
Payment of payroll taxes on stock option exercises	(89)
Payment of payroll taxes on net common stock issuance	(7,887)
Proceeds from long-term debt	9,929	—
Payments under capital lease obligations	(2)	(5)
Principal payments under long-term debt	(19,839)	(1,700)

Net cash provided by (used in) financing activities	31,389	(1,491)

Increase (decrease) in cash and cash equivalents	35,491	(7,611)
Effect of exchange rate changes in cash and cash equivalents	56	(122)

Net increase (decrease) in cash and cash equivalents	35,547	(7,733)
Cash and cash equivalents—beginning of year	30,626	21,691

Cash and cash equivalents—end of year	$66,173	$13,958

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$87	$591

Income taxes, net	$6,169	$2,865

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$840	$583

Accrued liability of capital lease obligation on equipment	$18	$—

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

        The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at June 30, 2009 and December 31, 2008, the Company's results of operations, and its cash flows for the three and six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. All references to June 30, 2009 or to the three and six months ended June 30, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

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

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Emerging Issue Task Force ("EITF") No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a reseller of the Vendor's Products), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. Customers are permitted to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less then twelve months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from us with a six-month right of return. We also allow our retailers to return unsold products, subject to some limitations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, product revenue is reduced for estimated returns, which are based on historical return rates.

        Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and twelve months. Some online licensing arrangements include a specified number of

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

licenses that can be activated over a period of time, which typically ranges between twelve and twenty-four months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and twelve months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. Amounts received in advance of revenue recognition are classified as deferred revenue.

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

Intellectual Property Indemnities

        The Company indemnifies certain institutional customers against third party claims of intellectual property rights infringement related to the Company's products. The Company has not incurred any

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

costs or accrued any liabilities as a result of such obligations. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company's business, financial condition or results of operations.

Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

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

        During the six months ended June 30, 2009, 458,579 stock options were granted at a weighted average exercise price of $18.16 per share. The aggregate grant date fair value of options issued during the period was $4.7 million, which will be recognized over the requisite service period of the options, which is also the vesting period. During the six months ended June 30, 2009 and 2008, 18,797 and 67,149 stock options were exercised, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was approximately $277,000 and $497,000, respectively.

        During the six months ended June 30, 2009, 169,225 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $3.1 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        During the six months ended June 30, 2009, 8,772 restricted stock units were granted. The aggregate grant date fair value of the awards was $158,000, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock unit awards are accounted for as equity awards. The grant date fair value is based on the market price of the

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

        During the six months ended June 30, 2009, our Board of Directors awarded 10 of our key employees a total of 591,491 shares of common stock. This grant is net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations, which were paid by the Company to the respective taxing authorities in cash. Thus, we refer to the grant as a "net issuance." The aggregate grant date fair value of the awards was $18.5 million, which was recognized as expense on the grant date, as the grants were immediately vested.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2009 and 2008, the fair value of options granted was calculated using the following assumptions:

Six Months Ended June 30,
	2009	2008
Expected stock price volatility	61.1% - 61.2%	60.4% - 62.10%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.71% - 2.46%	2.69% - 3.36%

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

        The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$9	$—	$11	$1
Sales and marketing	581	36	635	69
Research and development	5,228	137	5,375	217
General and administrative	13,820	236	14,093	455

Total	$19,638	$409	$20,114	$742

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

        Comprehensive income (loss) consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(7,292)	$3,361	$(4,097)	$2,929
Foreign currency translation loss	43	141	(23)	(106)

Total comprehensive income (loss)	$(7,249)	$3,502	$(4,120)	$2,823

Recently Issued Accounting Standards

        In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of FASB Statement No.13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1 ("FSP 157-1") and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). The provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the Company's financial statements. FSP 157-1 and FSP 157-2 collectively delay the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008, and changed the scope of SFAS 157. On January 1, 2009 the Company adopted the provisions in SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter of 2009 did not have an impact on the Company's financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities as of June 30, 2009.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

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

        On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events ("SFAS No. 165"). Although SFAS No. 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS No. 165 became effective for the quarter ended June 30, 2009. The Company has evaluated subsequent events through August 10, 2009 for this quarterly report on Form 10-Q for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have any impact on the Company's consolidated financial position or results of operations.

        On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 will not have a material effect on our consolidated financial statements.

        On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). Basic income (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of preferred shares. Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$(7,292)	$3,361	$(4,097)	$2,929
Denominator:
Weighted average number of common shares:
Basic	17,370	1,899	9,698	1,881

Diluted	17,370	16,827	9,698	16,815

Income (loss) per common share:
Basic	$(0.42)	$1.77	$(0.42)	$1.56

Diluted	$(0.42)	$0.20	$(0.42)	$0.17

        For the three and six months ended June 30, 2009 and 2008, the following common equivalent shares were included in the calculation of the Company's diluted net income per share (in thousands), respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equity instruments:
Convertible preferred stock	—	14,508	—	14,508
Restricted common stock units	—	—	—	—
Restricted common stock	—	—	—	—
Stock options	—	420	—	426

Total common stock equivalent shares	—	14,928	—	14,934

        For the three and six months ended June 30, 2009, convertible preferred stock, outstanding stock options, restricted stock units and restricted stock of 14.5 million, 2.1 million, 9,000, and 168,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. INVENTORY

        Inventory consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$4,669	$3,023
Finished goods	2,938	2,359

	7,607	5,382
Reserve for obsolete inventory	(1,026)	(470)

Inventory, net	$6,581	$4,912

5. GOODWILL

        The Company acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and its subsidiary, Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. As a result of the acquisition, the Company recorded goodwill in the amount of $34.2 million. The Company had no acquisition activity during 2007, 2008 or the six months ended June 30, 2009.

        The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company's annual testing resulted in no impairments of goodwill during the years ended December 31, 2007, 2008 or the six months ended June 30, 2009. For tax purposes, the goodwill balance of $34.2 million will be amortized over a period of 15 years.

6. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (dollars in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,739	(10,739)	—	10,739	(10,706)	33
Website	12	(8)	4	12	(7)	5

Total	$23,811	$(13,200)	$10,611	$23,811	$(13,166)	$10,645

        Amortization of intangible assets for the six months ended June 30, 2009 and 2008 totaled $33,000 and $1.5 million, respectively. For the six months ended June 30, 2009 and 2008, zero and $13,000 of amortization expense was included in cost of revenue, and $33,000 and $1.5 million was included in sales and marketing, respectively.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. INTANGIBLE ASSETS (Continued)

        The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2009 and years thereafter (dollars in thousands):

2009—remaining	$1
2010	3

Total	$4

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the six months ended June 30, 2009 or June 30, 2008.

7. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (dollars in thousands):

	June 30, 2009	December 31, 2008
Marketing expenses	$7,423	$4,803
Professional and consulting fees	1,014	2,249
Sales return reserve	2,674	3,229
Taxes payable	1,200	2,859
Other	7,577	8,213

	$19,888	$21,353

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

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.81% as of June 30, 2009. On January 16, 2009, the Company borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the term loan the Company had with Madison Capital. As a

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. BORROWING AGREEMENT (Continued)

result, the Company has no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and the Company has terminated these credit agreements. As a result of the early repayment of the Madison Capital Loan, the Company wrote-off the remaining unamortized capitalized financing costs associated with this loan. The amount of the write-off was approximately $0.2 million. Upon completion of the Company's initial public offering, the Company repaid the $9.9 million balance of its revolving credit facility with Wells Fargo during the three months ended June 30, 2009, and a total of $12.5 million under revolving credit facility is available to the Company for borrowing.

        Long-term borrowings consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
Term Loan, Madison Capital	—	$9,910
Revolver, Wells Fargo Bank, N.A.	—	—

	—	9,910
Less current portion	—	(4,250)

Total	—	$5,660

        Certain of the Company's assets are pledged as collateral to secure any borrowings by the Company under the credit agreement with Wells Fargo. The line of credit contains financial covenants tested on a quarterly basis and are applicable for the term of the loan. The primary covenants under the line of credit are limitations on liens and encumbrances, restrictions on investments, limitations on the sale of certain assets, and a minimum liquidity threshold. In addition, the Company is required to provide a quarterly report to the lender within 45 days following the end of a quarter, and an audited annual report 120 days following the close of the fiscal year. Non-compliance with debt covenants are considered events of default and could result in the line of credit becoming immediately due and/or being terminated.

        Interest expense for the six months ended June 30, 2009 and 2008 was $0.3 million and $0.5 million, respectively.

9. INCOME TAXES

        In accordance with SFAS No. 109 and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the income tax provision for the six month period ended June 30, 2009 is based on the estimated annual effective tax rate for fiscal year 2009. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN No. 48") on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. INCOME TAXES (Continued)

attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        At the adoption date and as of June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN No. 48. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the six months ended June 30, 2009.

10. STOCK PLANS

  2006 Stock Incentive Plan

        On January 4, 2006, the Company established the Rosetta Stone Inc. 2006 Stock Incentive Plan (the "2006 Plan") under which the Company's Board of Directors, at its discretion, could grant stock options to employees and certain directors of the Company and affiliated entities. The plan initially authorized the grant of stock options for up to 1,942,200 shares of common stock. On May 28, 2008, the Board of Directors authorized the grant of additional stock options for up to 195,000 shares of common stock under the plan, resulting in total stock options available for grant under of 2,137,200 as of December 31, 2008. The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercises of stock options will be issued from the Company's authorized available stock.

  2009 Omnibus Incentive Plan

        On February 27, 2009, the Company's Board of Directors approved a new Stock Incentive and Award Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance-based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At June 30, 2009 there were 1,899,947 shares available for future grant under the 2009 Plan.

        In accordance with SFAS No. 123(R), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

        The following table summarized the Company's stock option activity from January 1, 2009 to June 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2009	1,657,799	$6.48	8.05	$18,268,386
Options granted	458,579	18.16
Options exercised	(18,797)	4.50
Options cancelled	(33,321)	10.33

Options Outstanding, June 30, 2009	2,064,260	9.03	8.05	38,011,699

Vested and expected to vest at June 30, 2009	1,919,712	8.48	7.95	36,399,700

Exercisable at June 30, 2009	891,492	4.98	7.25	20,025,743

        As of June 30, 2009, there was approximately $8.5 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.57 years. During the six months ended June 30, 2009, 169,225 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $3.1 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the six months ended June 30, 2009, there were 1,128 shares of restricted stock that were forfeited. As of June 30, 2009, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $2.9 million and is expected to be recognized over a period of 3.41 years.

        The following table summarized the Company's restricted stock award activity from January 1, 2009 to June 30, 2009:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards January 1, 2009	—
Awards granted	169,225	$18.40
Awards vested	—
Awards cancelled	(1,128)	18.00

Nonvested Awards, June 30, 2009	168,097	18.40	$1,519,597

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

11. STOCKHOLDERS' EQUITY

        At June 30, 2009, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.

        On February 28, 2008, the Company changed the par value of its Common Stock from $0.001 to $0.00005 per share. At June 30, 2009, 20,342,252 shares of Common Stock were issued and outstanding.

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

        On April 21, 2009, in conjunction with our qualified underwritten initial public offering of common stock, our total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of Common Stock. At June 30, 2009, the Company had no preferred shares outstanding.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to five years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options. Rent expense was $5.3 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively.

        The following table summarizes future minimum operating lease payments for the remaining six months of 2009 and the years thereafter (dollars in thousands):

Periods Ending December 31,
2009—remaining	$3,334
2010	3,798
2011	3,078
2012	1,907
2013	1,724
2014 and thereafter	199

$14,040

        The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million at June 30, 2009. The deferred rent asset was $23,000 at

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

June 30, 2009. The deferred rent asset is classified in prepaid and other current assets as all associated leases have less than one year remaining on their term.

        On October 6, 2008, the Company entered into an operating sublease agreement (the "Lease") for additional office space in Arlington, Virginia. The Lease is for a five year period terminating on December 31, 2013 with total rental payments of $7.5 million. Rents range from $117,000 per month for the first year of the Lease term to $132,000 per month in the final year of the Lease term. The Company provided the landlord a security deposit of $352,000 in the form of a letter of credit. The Company has the option to renew this Lease for an additional three-year period.

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

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility at June 30, 2009 (dollars in thousands):

Accrued exit costs, beginning of period	$1,676
Costs incurred and charged to expense	15
Principal reductions	(333)

Accrued exit costs, end of period	$1,358

Accrued exit cost liability:
Short-term	$553
Long-term	805

Total	$1,358

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

        Products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Japan and Europe. Less than 6% of the Company's revenues were generated from sales outside of the United States for the six months ended June 30, 2009. As of June 30, 2009 the Company had $0.8 million of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for the six months ended June 30, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors." Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 86% of our revenue for the six months ended June 30, 2009 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble and Borders.

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

        Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. We established local sales offices and call centers, added employees and launched marketing and public relations campaigns within each region. We intend to continue to expand our sales activities within these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to increase in future periods.

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

        Stock Compensation Charge.    Included in the respective operating expense lines is an aggregate $18.8 million expense, consisting of $18.5 million in stock-based compensation expense and $0.3 million in payroll tax expense, related to common stock grants awarded to key employees equal to a total of 591,491 shares. This grant was net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations. The aggregate grant date fair value of the awards was $18.5 million, which we recognized as stock-based compensation expense on the grant date, as the awards were immediately vested. We allocated this $18.8 million aggregate expense among the operating expense line items in accordance with the functions performed by the respective employees who received the grants.

  Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is related to our long-term debt, the outstanding balance of which was zero as of June 30, 2009. We expect interest expense to decrease in future periods as we paid off the entire balance of our outstanding long-term debt with proceeds from our initial public offering in April 2009. Interest income represents interest received on our cash and cash equivalents.

  Income Tax Expense

        Income tax expense consists of federal and state income taxes in the United States. For the six months ended June 30, 2009, our effective tax rate in the United States was approximately 38%, although operating results of our international subsidiaries, in combination with our loss in the United States, lowered our worldwide effective tax rate to 36%. We expect our worldwide rate to be approximately 40% in 2009 and beyond assuming no general increase in U.S. federal or state income tax rates applicable to companies such as ours. However, we expect our income tax expense to increase in absolute dollars as our income continues to grow.

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

  •
  Income Taxes

  •
  Allowance for Doubtful Accounts Receivable

  •
  Sales Return Reserve

  Results of Operations

        The following table sets forth our consolidated statement of operations including dollar and percentage of change from the prior periods indicated:

	Three months ended June 30,		2009 versus 2008		Six months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in thousands)
Revenue
Product	$48,672	$41,630	$7,042	16.9%	$91,512	$71,848	$19,664	27.4%
Subscription and service	7,788	6,112	1,676	27.4	15,233	11,479	3,754	32.7

Total revenue	56,460	47,742	8,718	18.3	106,745	83,327	23,418	28.1
Cost of revenue
Cost of product revenue	7,193	5,968	1,225	20.5	13,136	9,998	3,138	31.4
Cost of subscription and service revenue	509	577	(68)	-11.8	994	1,083	(89)	-8.2

Total cost of revenue	7,702	6,545	1,157	17.7	14,130	11,081	3,049	27.5

Gross profit	48,758	41,197	7,561	18.4	92,615	72,246	20,369	28.2

Operating Expenses:
Sales and marketing	27,147	21,737	5,410	24.9	50,759	39,782	10,977	27.6
Research and development	10,101	3,758	6,343	168.8	14,944	8,290	6,654	80.3
General and administrative	23,167	8,856	14,311	161.6	33,054	17,384	15,670	90.1

Total operating expenses	60,415	34,351	26,064	75.9	98,757	65,456	33,301	50.9

Income (loss) from operations	(11,657)	6,846	(18,503)	270.3	(6,142)	6,790	(12,932)	190.5
Other income and expense:
Interest income	23	98	(75)	-76.5	54	314	(260)	-82.8
Interest expense	(24)	(225)	201	-89.3	(339)	(521)	182	-34.9
Other (expense) income	(61)	(175)	114	-65.1	35	112	(77)	-68.8

Total interest and other income (expense), net	(62)	(302)	240	-79.5	(250)	(95)	(155)	163.2

Income (loss) before income taxes	(11,719)	6,544	(18,263)	-279.1	(6,392)	6,695	(13,087)	-195.5
Income tax expense (benefit)	(4,427)	3,183	(7,610)	-239.1	(2,295)	3,766	(6,061)	-160.9

Net income (loss)	$(7,292)	$3,361	$(10,653)	-317.0	$(4,097)	$2,929	$(7,026)	-239.9

  Comparison of the three months ended June 30, 2009 and the three months ended June 30, 2008

  Revenue

	Three months ended June 30,				2009 versus 2008
	2009		2008		Change	% Change
	(dollars in thousands)
Product revenue	$48,672	86.2%	$41,630	87.2%	$7,042	16.9%
Subscription and service revenue	7,788	13.8	6,112	12.8	1,676	27.4

Total revenue	$56,460	100.0	$47,742	100.0	$8,718	18.3

Revenue by sales channel:
Direct-to-consumer	$25,944	46.0	$20,691	43.3	$5,253	25.4
Kiosk	9,279	16.4	8,017	16.8	1,262	15.7
Global retail	7,679	13.6	8,747	18.3	(1,068)	-12.2

Total consumer	42,902	76.0	37,455	78.5	5,447	14.5
Institutional	13,558	24.0	10,287	21.5	3,271	31.8

Total revenue	$56,460	100.0	$47,742	100.0	$8,718	18.3

        Our total revenue for the three months ended June 30, 2009 was $56.4 million, an increase of $8.7 million, or 18.3%, from the three months ended June 30, 2008.

  Consumer

        Consumer revenue was $42.9 million for the three months ended June 30, 2009, an increase of $5.4 million, or 14.5%, from the three months ended June 30, 2008. The increase in consumer revenue was attributable to a 26% increase in the average selling price of each unit, which accounted for an $8.9 million increase in revenue, partially offset by a 9% decrease in unit sales, which resulted in a $3.5 million decrease in revenue. The reduction in unit volume was due primarily to discontinuation of our entry level three-month online subscription offering in October 2008. Online three-month subscriptions decreased from approximately 10% of total unit sales to less than 1% of total unit sales for the three months ended June 30, 2008 and 2009, respectively. In addition, we also received a $2.6 million initial stocking order from Barnes & Noble in June 2008 to support their expansion of our product line to over 650 of their stores nationally. Excluding this significant inventory stocking order and three-month subscriptions sales in the 2008 period, unit sales increased by 15%. Our sales growth was driven by a 21% increase in our direct advertising expenditures as well as growth in our retail distribution network as the number of kiosks increased from 141 at June 30, 2008 to 183 at June 30, 2009. The decline in global retail revenues was due to the significant inventory stocking order in June 2008, combined with a $0.7 million reserve related to price protection rights granted to resellers.

        The growth in our average selling price per unit was primarily due to the expansion of our product offering combined with a change in our sales mix. In June 2008, we released our compact disc audio practice tool, the Audio Companion, for 14 languages and added it for another 7 languages in September 2008. In October 2008, we bundled our Audio Companion together with our core software application, which resulted in an increase of our average list prices of approximately 13%. We also released 11 additional Version 3 languages during the second half of 2008. In May 2009, we released levels 4 and 5 in English (US) and Spanish (Latin America) as well as Levels 1, 2, and 3 of Rosetta Stone Version 3 and the Audio Companion in Filipino (Tagalog), Latin, Turkish and Vietnamese.

        All Version 3 solutions include three course levels, except English (US) and Spanish (Latin America), which include five course levels. Our Version 2 solutions only include one or two levels. Upon the release of a language in Version 3, we discontinue selling that language in Version 2 and, as a result, sales of Version 3 products replace sales of Version 2 products for that language. Our solutions are often purchased in sets including all available course levels for a language. The additional levels included in Version 3 results in a greater number of available products at our highest price point for a complete set. In addition, our three-month online subscription was our lowest priced product and was eliminated in October 2008. As a result of a shift in our sales mix towards more comprehensive set solutions, combined with the elimination of our three-month online subscription, our average selling price per unit increased during the three months ended June 30, 2009 compared to the 2008 period.

        Product revenue represented 95% of total consumer revenue for the three months ended June 30, 2009, with the balance attributable to subscription and service revenue.

  Institutional

        Institutional revenue was $13.6 million for the three months ended June 30, 2009, an increase of $3.3 million, or 31.8%, compared to the three months ended June 30, 2008. The increase in institutional revenue was primarily due to expansion of our direct sales force. As a result, we had a $1.7 million increase in education and home school revenue, a $1.1 million increase in government and military revenue and a $0.4 million increase in corporate revenue over the comparable prior year period.

        Product revenue represented 59% of total institutional revenue for the three months ended June 30, 2009, and subscription and service revenue represented 41% for the same period.

  Cost of Revenue and Gross Profit

	Three months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Revenue
Product	$48,672	$41,630	$7,042	16.9%
Subscription and service	7,788	6,112	1,676	27.4

Total revenue	56,460	47,742	8,718	18.3
Cost of revenue
Cost of product revenue	7,193	5,968	1,225	20.5
Cost of subscription and service revenue	509	577	(68)	-11.8

Total cost of revenue	7,702	6,545	1,157	17.7

Gross profit	$48,758	$41,197	$7,561	18.4

Gross margin percentages	86.4%	86.3%	0.1%

        Cost of revenue for the three months ended June 30, 2009 was $7.7 million, an increase of $1.2 million, or 18%, from the three months ended June 30, 2008. As a percentage of total revenue, cost of revenue remained consistent at 14% for the three months ended June 30, 2009 and 2008, respectively. The increase in cost of revenue was primarily attributable to expansion of our product offering combined with a change in our sales mix, offset in part by the absence in the 2009 period of intangible amortization related to core technology associated with the acquisition of Fairfield & Sons, Ltd., which was fully amortized in 2008. We expect our cost of revenue to increase in absolute dollars in future periods if unit sales continue to grow, if we continue to expand our product offering or if we see continued shift in our sales mix. Cost of revenue will likely increase as a percentage of revenue in future periods as we are planning to release subscription and service offerings that will have higher direct costs to deliver to customers.

  Operating Expenses

	Three months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Sales and marketing	$27,147	$21,737	$5,410	24.9%
Research and development	10,101	3,758	6,343	168.8
General and administrative	23,167	8,856	14,311	161.6

Total operating expenses	$60,415	$34,351	$26,064	75.9

  Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended June 30, 2009 were $27.1 million, an increase of $5.4 million or 25%, from the three months ended June 30, 2008. As a percentage of total revenue, sales and marketing expenses increased to 48% for the three months ended June 30, 2009, compared to 46% for the three months ended June 30, 2008. The dollar and percentage increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Advertising and marketing expenses grew by $1.4 million and were primarily related to internet marketing. We also expanded the number of our kiosks from 141 at June 30, 2008 to 183 at June 30, 2009, which resulted in $1.2 million of additional kiosk operating expenses, including sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $1.7 million. In addition, the stock compensation charge related to common stock awarded to key employees resulted in a $0.4 million increase in sales and marketing expense. Completion in January 2009 of the amortization of the intangible assets associated with the acquisition of Fairfield & Sons, Ltd. resulted in a $0.8 million in reduction in amortization expense in the 2009 period compared to the 2008 period.

  Research and Development Expenses

        Research and development expenses were $10.1 million for the three months ended June 30, 2009, an increase of $6.3 million, or 169%, from the three months ended June 30, 2008. As a percentage of total revenue, research and development expenses increased to 18% for the three months ended June 30, 2009 compared to 8% for the three months ended June 30, 2008. The dollar and percentage increase was primarily attributable to the stock compensation charge related to common stock awarded to key employees resulting in a $5.0 million increase in research and development expense. In addition, research and development expenses increased by $1.4 million due to the addition of new product development personnel associated with the development of new products and services that are complementary to our existing solutions.

  General and Administrative Expenses

        General and administrative expenses for the three months ended June 30, 2009 were $23.2 million, an increase of $14.3 million, or 162%, from the three months ended June 30, 2008. As a percentage of revenue, general and administrative expenses increased to 41% for the three months ended June 30, 2009 compared to 19% for the three months ended June 30, 2008. The dollar and percentage increase was primarily attributable to the stock compensation charge related to common stock awarded to key employees resulting in a $13.4 million increase in general and administrative expense. In addition, general and administrative expenses increased by $0.9 million due to greater personnel related costs as we expanded our finance, information technology and other administrative functions to support the overall growth in our business.

  Stock-Based Compensation Charge

        Included in each of the respective operating expense lines for the three months ended June 30, 2009 is a portion of the $18.8 million charge related to common stock awarded in April 2009 to 10 of our key employees, including our named executive officers, equal to a total of 591,491 shares. The following table presents the stock-based compensation charge by operating expense line item (in thousands):

Three Months Ended June 30, 2009
Cost of sales	$—
Sales and marketing	377
Research and development	5,033
General and administrative	13,393

Total	$18,803

  Interest and Other Income (Expense)

	Three months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Interest income	$23	$98	$(75)	-76.5%
Interest expense	(24)	(225)	201	-89.3
Other income (expense)	(61)	(175)	114	-65.1

Total	$(62)	$(302)	$240	-79.5

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended June 30, 2009 was $23,000, a decrease of $75,000, or 77%, from the three months ended June 30, 2008.

        Interest expense is related to our long-term debt, the outstanding balance of which was zero as of June 30, 2009. Interest expense for the three months ended June 30, 2009 was $24,000, a decrease of $0.2 million, or 89%, from the three months ended June 30, 2008. The decrease was primarily due to the retirement of our previous Madison Capital term loan. We expect interest expense will decrease in future periods as we used proceeds from the initial public offering to repay the outstanding balance of our long-term debt with Wells Fargo in April 2009.

        Other expense for the three months ended June 30, 2009 was $61,000, a decrease of $114,000, or 65%, from the three months ended June 30, 2008. The decrease was primarily due to a decrease in foreign exchange losses.

  Income Tax Expense (Benefit)

	Three months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(4,427)	$3,183	$(7,610)	-239.1%

        Income tax expense (benefit) for the three months ended June 30, 2009 was ($4.4) million compared to $3.2 million for the three months ended June 30, 2008. The decrease was the result of a decrease of $18.3 million in pre-tax income for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Our effective tax rate decreased to 38% for the three months ended June 30, 2009 compared to an effective tax rate of 49% for the three months ended June 30, 2008. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and a change in our transfer pricing agreements.

        We determine the pricing among our associated entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made changes to the transfer pricing agreements effective January 1, 2009. The percentage of foreign losses relative to total consolidated income before tax declined for the three months ended June 30, 2009 due to the resulting change in geographic distribution of income resulting in a lower effective tax rate as compared to the three months ended June 30, 2008.

        We do not currently recognize income tax benefit or expense on the results of our foreign subsidiaries. Neither our U.K. nor our Japan subsidiary has produced sustainable pretax profits as of June 30, 2009 and no valuation allowance on net operating loss carryforwards and other deferred tax assets was released. As we continue operations in accordance with the revised transfer pricing agreements, we will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

  Comparison of the six months ended June 30, 2009 and the six months ended June 30, 2008

  Revenue

	Six months ended June 30,				2009 versus 2008
	2009		2008		Change	% Change
	(dollars in thousands)
Product revenue	$91,512	85.7%	$71,848	86.2%	$19,664	27.4%
Subscription revenue	15,233	14.3	11,479	13.8	3,754	32.7

Total Revenue	$106,745	100.0	$83,327	100.0	$23,418	28.1

Revenue by sales channel:
Direct-to-Consumer	$50,889	47.7	$39,616	47.5	$11,273	28.5
Kiosk	17,500	16.4	14,152	17.0	3,348	23.7
Global Retail	14,863	13.9	12,327	14.8	2,536	20.6

Total Consumer	83,252	78.0	66,095	79.3	17,157	26.0
Institutional	23,493	22.0	17,232	20.7	6,261	36.3

Total Revenue	$106,745	100.0	$83,327	100.0	$23,418	28.1

        Total revenue for the six months ended June 30, 2009 was $106.7 million, an increase of $23.4 million, or 28.1%, from the six months ended June 30, 2008.

  Consumer

        Consumer revenue was $83.3 million for the six months ended June 30, 2009, an increase of $17.2 million, or 26%, from the six months ended June 30, 2008. The increase in consumer revenue was attributable to a 28% increase in the average selling price of each unit, which accounted for an $18.1 million increase in revenue, partially offset by a 1% decrease in unit sales, which resulted in a $1.0 million decrease in revenue. The unit decrease was due to the discontinuation of our entry level 3-month online subscription offering in October 2008. Online 3-month subscriptions decreased from approximately 11% of total unit sales to 2% of total unit sales for the six months ended June 30, 2008 and 2009, respectively. In addition, we also received a $2.6 million initial stocking order from Barnes & Noble in June 2008 to support their expansion of our product line to over 650 of their stores nationally. Excluding the inventory stock order and 3-month subscriptions sales, unit sales increased 17%. Overall sales growth was driven by a 22% increase in our direct advertising spend as well as growth in our retail distribution network as the number of kiosks increased from 141 at June 30, 2008 to 183 at June 30, 2009, and Barnes & Noble expanded our store presence from approximately 70 stores to over 650 stores in June 2008.

        The growth in our average selling price per unit was primarily due to the expansion of our product offering combined with a change in our sales mix. In June 2008, we released our compact disc audio practice tool, the Audio Companion, for 14 languages and added it for another seven languages in September 2008. In October 2008, we bundled our Audio Companion together with our core software application, which resulted in an increase of our average list prices of approximately 13%. We also released 11 additional Version 3 languages during the second half of 2008. In May 2009, we released Levels 4 and 5 in English (US) and Spanish (Latin America) as well as four additional Version 3 languages. We also experienced a shift in sales mix, as Level 1-2-3 set sales increased from approximately 26% of total unit sales for the six months ended June 30, 2008 to approximately 44% of total unit sales in the six months ended June 30, 2009. In addition, our three-month online subscription was our lowest priced product and was eliminated in October 2008. As a result of a shift in our sales mix towards more comprehensive set solutions, combined with the elimination of our three-month online subscription, our average selling price per unit increased during the six months ended June 30, 2009 compared to the 2008 period.

        All Version 3 solutions include three course levels, except English (US) and Spanish (Latin America), which include five course levels. Our Version 2 solutions only include one or two course levels. Upon the release of a language in Version 3, we discontinue selling that language in Version 2 and, as a result, sales of Version 3 products replace sales of Version 2 products for that language. Our solutions are often purchased in sets including all available course levels for a language. The additional levels included in Version 3 results in a greater number of available products at our highest price point for a complete set.

        Product revenue represented 95% of total consumer revenue for the six months ended June 30, 2009, with the balance attributable to subscription and service revenue.

  Institutional

        Institutional revenue was $23.5 million for the six months ended June 30, 2009, an increase of $6.3 million, or 36.3%, compared to the six months ended June 30, 2008. The increase in institutional revenue was primarily due to growth of our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we had a $4.1 million increase in education and home school revenue, a $1.6 million increase in government and military revenue and a $0.9 million increase in corporate revenue over the comparable prior year period.

        Product revenue represented 54% of total institutional revenue for the six months ended June 30, 2009, and subscription and service revenue represented 46% for the same period.

  Cost of Revenue and Gross Profit

	Six months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Revenue
Product	$91,512	$71,848	$19,664	27.4%
Subscription and service	15,233	11,479	3,754	32.7

Total revenue	106,745	83,327	23,418	28.1
Cost of revenue
Cost of product revenue	13,136	9,998	3,138	31.4
Cost of subscription and service revenue	994	1,083	(89)	-8.2

Total cost of revenue	14,130	11,081	3,049	27.5

Gross profit	$92,615	$72,246	$20,369	28.2

Gross margin percentages	86.8%	86.7%	0.1%

        Cost of revenue for the six months ended June 30, 2009 was $14.1 million, an increase of $3.0 million, or 28%, from the six months ended June 30, 2008. As a percentage of total revenue, cost of revenue remained consistent at 13% for the six months ended June 30, 2009 and 2008, respectively. The increase in cost of revenue was primarily attributable to expansion of our product offering combined with a change in our sales mix, offset in part by the absence in the 2009 period of intangible amortization related to core technology associated with the acquisition of Fairfield & Sons, Ltd., which was fully amortized in 2008. We expect our cost of revenue to increase in absolute dollars in future periods if our unit sales continue to grow, if we continue to expand our product offering or if we see continued shift in our sales mix. Cost of revenue will likely increase as a percentage of revenue in future periods as we are planning to release subscription and service offerings that will have higher direct costs to deliver to customers.

  Operating Expenses

	Six months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Sales and marketing	$50,759	$39,782	$10,977	27.6%
Research and development	14,944	8,290	6,654	80.3
General and administrative	33,054	17,384	15,670	90.1

Total operating expenses	$98,757	$65,456	$33,301	50.9

  Sales and Marketing Expenses

        Sales and marketing expenses for the six months ended June 30, 2009 were $50.8 million, an increase of $11.0 million or 28%, from the six months ended June 30, 2008. As a percentage of total revenue, sales and marketing expenses remained consistent at 48% for the six months ended June 30, 2009 and 2008. The dollar increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Advertising and marketing expenses grew by

$3.1 million and were primarily related to the purchase of additional television media and internet marketing. We also expanded the number of our kiosks from 141 at June 30, 2008 to 183 at June 30, 2009, which resulted in $3.1 million of additional kiosk operating expenses, including sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $3.2 million. The stock compensation charge related to common stock awarded to key employees resulted in a $0.4 million increase in sales and marketing expense. Completion in January 2009 of the amortization of the intangible assets associated with the 2006 acquisition of Fairfield & Sons, Ltd. resulted in a $1.5 million reduction in amortization expense in the 2009 period compared to the 2008 period.

  Research and Development Expenses

        Research and development expenses were $14.9 million for the six months ended June 30, 2009; an increase of $6.7 million, or 80%, from the six months ended June 30, 2008. As a percentage of total revenue, research and development expenses increased to 14% for the six months ended June 30, 2009 compared to 10% for the six months ended June 30, 2008. The dollar and percentage increase was primarily attributable to a stock compensation charge related to common stock awarded to key employees resulting in a $5.0 million increase in research and development expense. In addition, research and development expenses increased by $1.7 million due to the addition of new product development personnel associated with the development of new products and services that are complementary to our existing solutions.

  General and Administrative Expenses

        General and administrative expenses for the six months ended June 30, 2009 were $33.1 million, an increase of $15.7 million, or 90%, from the six months ended June 30, 2008. As a percentage of revenue, general and administrative expenses increased to 31% for the six months ended June 30, 2009 compared to 21% for the six months ended June 30, 2008. The dollar and percentage increase was primarily attributable to a stock compensation charge related to common stock awarded to key employees resulting in a $13.4 million increase in general and administrative expense. In addition, general and administrative expenses increased by $2.3 million due to greater personnel related costs as we expanded our finance, information technology and other administrative functions to support the overall growth in our business.

  Stock-Based Compensation Charge

        Included in each of the respective operating expense lines for the six months ended June 30, 2009 is a portion of the $18.8 million charge related to common stock awarded to 10 of our key employees in April 2009 equal to a total of 591,491 shares. The following table presents the stock-based compensation charge by operating expense line item (in thousands):

Six Months Ended June 30, 2009
Cost of sales	$—
Sales and marketing	377
Research and development	5,033
General and administrative	13,393

Total	$18,803

  Interest and Other Income (Expense)

	Six months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Interest income	$54	$314	$(260)	-82.8%
Interest expense	(339)	(521)	182	-34.9
Other income (expense)	35	112	(77)	-68.8

Total	$(250)	$(95)	$(155)	163.2

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the six months ended June 30, 2009 was $54,000, a decrease of $0.3 million, or 83%, from the six months ended June 30, 2008.

        Interest expense is related to our long-term debt, the outstanding balance of which was zero as of June 30, 2009. Interest expense for the six months ended June 30, 2009 was $0.3 million, a decrease of $0.2 million, or 35%, from the six months ended June 30, 2008. The decrease was primarily due to the retirement of our previous Madison Capital term loan. We expect interest expense will decrease in future periods as we paid off the outstanding balance of our long-term debt with proceeds from our initial public offering in April 2009.

        Other income for the six months ended June 30, 2009 was $35,000, a decrease of $77,000, or 69%, from the six months ended June 30, 2008. The decrease was primarily the result of foreign exchange losses due to the British pound weakening against the U.S. dollar.

  Income Tax Expense (Benefit)

	Six months ended June 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(2,295)	$3,766	$(6,061)	-160.9%

        Income tax expense (benefit) for the six months ended June 30, 2009 was ($2.3) million compared to $3.8 million for the six months ended June 30, 2008. The decrease was the result of a decrease of $13.1 million in pre-tax income for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Our effective tax rate decreased to 36% for the six months ended June 30, 2009 compared to an effective tax rate of 56% for the six months ended June 30, 2008. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and a change in our transfer pricing agreements.

        We determine the pricing among our associated entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made changes to the transfer pricing agreements effective January 1, 2009. The percentage of foreign losses relative to total consolidated income before tax declined for the six months ended June 30, 2009 due to the resulting change in geographic distribution of income resulting in a lower effective tax rate as compared to the six months ended June 30, 2008.

        We do not currently recognize income tax benefit or expense on the results of our foreign subsidiaries. Neither our U.K. nor our Japan subsidiary has produced sustainable pretax profits as of June 30, 2009 and no valuation allowance on net operating loss carryforwards and other deferred tax assets was released. As we continue operations in accordance with the revised transfer pricing agreements, we will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

  Other Factors that May Affect Comparability

  Public Company Expenses

        In April 2009, we completed an initial public offering of shares of our common stock and our shares of common stock trade on the New York Stock Exchange. As a result, we will now need to comply with laws, regulations and requirements that we did not need to comply with as a private company, including provisions of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of the New York Stock Exchange. Compliance with the requirements of being a public company requires us to increase our general and administrative expenses in order to pay our employees, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, as a public company, it is more expensive for us to obtain directors' and officers' liability insurance. We estimate that the incremental annual public company costs will be between $1.5 million and $2.0 million in fiscal 2009, which will primarily be reflected in general and administrative costs.

  Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel-related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from operations. Since our inception, we have financed our operations solely through cash flow from operations with the exception of the acquisition of Fairfield & Sons, Ltd. which was funded in part through the sale of preferred and common stock and a $17.0 million term loan from Madison Capital Funding LLC. At June 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $66.2 million and available borrowings under our credit facility.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 3% as of June 30, 2009. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. In April 2009, we completed our initial public offering and received net proceeds of $48.8 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay Wells Fargo the outstanding principal and interest of the revolving credit facility. The full $12.5 million under the Wells Fargo revolving credit facility remains available to us for borrowing, subject to specified conditions.

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

        In April 2009, we completed an initial public offering. After deducting the payment of underwriters' discounts and commissions and offering expenses, our net proceeds from the sale of shares in the offering were $48.8 million. The net proceeds from the offering were used to repay a $9.9 million balance on our revolving credit facility and $7.9 million to satisfy the federal, state and local withholding tax obligations associated with the net issuance of common stock to key employees.

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $9.0 million for the six months ended June 30, 2009, compared to net cash used in operating activities of $3.1 million for the six months ended June 30, 2008. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation, amortization and stock compensation expense, offset in part by an increase in income tax receivable resulting from net operating losses. Net loss totaled $4.1 million for the six months ended June 30, 2009 compared to net income of $2.9 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, we incurred depreciation, amortization and stock compensation expense in the amount of $22.6 million, compared to $4.1 million for the six months ended June 30, 2008. Decreases in amortization resulting from the full amortization of intangible assets in January 2009 were partially offset by increases in depreciation on tangible assets associated with the expansion of the business. The increase in stock-based compensation expense was the result of an $18.5 million expense associated with the issuance of common stock, restricted stock, restricted stock units and stock options.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $4.9 million for the six months ended June 30, 2009, compared to $3.0 million for the six months ended June 30, 2008, an increase of $1.9 million, or 63.3%. Our investing activities during these periods related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth.

  Net Cash Used In Financing Activities

        Net cash provided by financing activities was $31.4 million for the six months ended June 30, 2009, compared to net cash used in financing activities of $1.5 million for the six months ended June 30, 2008. Net cash provided by financing activities during the six months ended June 30, 2009 primarily related to $49.2 million in proceeds from our initial public offering, offset by the $9.9 million payment of the balance outstanding under our revolving credit facility and the $7.9 million payment of taxes associated with the common stock grant to some of our key employees.

        We believe that our current cash and cash equivalents and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements at least through June 30, 2010. Thereafter, we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

  Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Operating lease obligations	$14,040	$3,334	$8,783	$1,855	$68

Total	$14,040	$3,334	$8,783	$1,855	$68

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors

        There have been no material changes from risk factors previously disclosed in our quarterly report on Form 10-Q filed on May 28, 2009 with the Securities and Exchange Commission for the quarterly period ended March 31, 2009. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed below and in other documents we file with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" and in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Risks Related to Our Business

Because we generate all of our revenue from language learning solutions, a decline in demand for our language learning solutions or for language learning solutions in general could cause our revenue to decline.

        We generate substantially all of our revenue from our language learning solutions, and we expect that we will continue to depend upon language learning solutions for substantially all of our revenue in the foreseeable future. Because we are dependent on our language learning solutions, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in our language learning software products declines, or if consumer interest in learning foreign languages in general declines, we would likely experience a significant loss of sales. Some of the potential developments that could negatively affect interest in and demand for language learning software products include:

  •
  a decline in international travel;

  •
  changes in U.S. laws or policies making it more difficult for foreign persons to visit or take up residence in the United States; and

  •
  a reduction in the roles of the U.S. armed forces or other governmental agencies in foreign countries.

Because a substantial portion of our revenue is generated from our consumer business, if we fail to accurately forecast consumer demand and trends in consumer preferences, our Rosetta Stone brand, sales and customer relationships may be harmed.

        Demand for our language learning software products and related services, and for consumer products and services in general, is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

  •
  identify, anticipate, understand and respond to these trends in a timely manner;

  •
  introduce appealing new products and performance features on a timely basis;

  •
  anticipate and meet consumer demand for additional languages and learning levels;

  •
  effectively position and market our products and services;

  •
  identify and secure cost-effective means of marketing our products to reach the appropriate consumers;

  •
  identify cost-effective sales distribution channels, kiosk locations and other sales outlets where interested consumers will buy our products;

  •
  anticipate and respond to consumer price sensitivity and pricing changes of competitive products; and

  •
  identify and successfully implement ways of building brand loyalty and reputation.

        A decline in consumer demand for our solutions, or any failure on our part to satisfy changing consumer preferences, could harm our business and profitability.

We depend on discretionary consumer spending in the consumer segment of our business. Continued adverse trends in general economic conditions, including retail shopping patterns, airport traffic or consumer confidence, may compromise our ability to generate revenue.

        The success of our business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. The United States is in an economic downturn. Continued weak economic conditions and further adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt our sales and profitability. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail mall-based kiosks. We also depend on continued airline travel to generate traffic for our retail kiosks located in airports. Decreases in mall or airport traffic adversely affect the sales from our kiosks and our profitability and financial condition. In addition, an increase in the taxation of online sales could result in reduced online purchases or reduced margins on such sales. Furthermore, consumers may defer purchases of our solutions in anticipation of new products or new versions from us or our competitors.

Intense competition in our industry may hinder our ability to generate revenue and may diminish our margins.

        The market for foreign language learning solutions is rapidly evolving, highly fragmented and intensely competitive, and we expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced gross margins and loss of market share. Our competitors include Berlitz International Inc., Simon & Schuster, Inc. (Pimsleur), a subsidiary of CBS Corporation, Random House Ventures LLC (Living Language), Disney Publishing Worldwide, a subsidiary of Walt Disney Company, and McGraw-Hill Education, a subsidiary of The

McGraw-Hill Companies. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition worldwide. The resources of these competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements, reduce prices to win new customers and offer free language learning software or online services. We may not be able to compete successfully against current or future competitors.

        As the market for foreign language solutions continues to develop, a number of other companies with greater resources than ours could attempt to enter the market or increase their presence by acquiring or forming strategic alliances with our competitors or our distributors or by introducing their own competing products. These companies and their products may be superior to any of our current competition. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively with any of these new entrants to the market.

        As we continue to expand into foreign markets, we expect that we will experience competition from local foreign language learning companies that have strong brand recognition and more experience in selling to local consumers and a better understanding of local marketing, sales channels and consumer preferences.

        Our success will depend on our ability to adapt to these competitive forces, to adapt to technological advances, to develop more advanced products more rapidly and less expensively than our competitors, to continue to develop an international sales network, to adapt to changing consumer preferences and to educate potential customers about the benefits of using our solutions rather than our competitors' products and services. Existing or new competitors could introduce new products and services with superior features and functionality at lower prices. This could impair our ability to sell our products and services.

Demand for paid language learning solutions such as ours could decline if effective language learning solutions become available for free.

        Presently there are a number of free online language websites offering limited vocabulary lists and grammar explanations and tips. In addition, there are some online services offering limited free lessons and learning tools, including one sponsored by the U.S. Department of Education to help immigrants learn English. Many of these websites offer free language practice opportunities with other language learners. If these free products become more sophisticated and competitive or gain widespread acceptance by the public, demand for our solutions could decline.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures.

        Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

  •
  create greater awareness of our brands and our language learning solutions;

  •
  select the right market, media and specific media vehicle in which to advertise;

  •
  identify the most effective and efficient level of spending in each market, media and specific media vehicle;

  •
  determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

  •
  effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs;

  •
  drive traffic to our websites, call centers, kiosks and distribution channels; and

  •
  convert customer inquiries into actual orders.

        Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of product and brand name awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.

        Much of our radio, television and print advertising has been through the purchase of "remnant" advertising segments. These segments are random time slots and publication dates that have remained unsold and are offered at discounts to advertisers who are willing to be flexible with respect to time slots. There is a limited supply of this type of advertising and the availability of such advertising may decline or the cost of such advertising may increase. In addition, if we increase our marketing budget we cannot assure you that we can increase the amount of remnant advertising at the discounted prices we have obtained in the past. If any of these events occur, we may be forced to purchase time slots and publication dates at higher prices, which will increase our costs.

Our business depends on our Rosetta Stone brand, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed.

        We believe that market awareness of our Rosetta Stone brand in the United States has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Rosetta Stone brand is critical to maintaining our competitive advantage. As we continue to grow in size, expand our products and services and extend our geographic reach, maintaining the quality and consistency of our language learning solutions, and thus the quality of our brand, may be more difficult. In addition, software piracy and trademark infringement may harm our Rosetta Stone brand by undermining our reputation for quality software programs.

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business and financial results may be harmed.

        Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We depend, in part, on search engines and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.

        If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our sales could suffer. If any free search engine on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease.

Our expansion into international markets may not succeed and imposes special risks.

        International sales accounted for approximately 5% of our revenue for the years ended December 31, 2007, 2008 and the six months ended June 30, 2009, respectively. Our business strategy contemplates continued expansion into international markets. We are currently expanding our direct sales channels in Europe and Asia. In addition, we are expanding our indirect sales channels in Europe, Asia and Latin America through retailer and distributor arrangements with third parties. If we are unable to expand our international operations successfully and in a timely manner, our ability to pursue our growth strategy will be impaired. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally.

        Our international operations and our efforts to increase sales in international markets are subject to a number of risks that are in addition to or different than those affecting our U.S. operations, including:

  •
  difficulty in staffing and managing geographically dispersed operations and culturally diverse work forces and increased travel, infrastructure and legal compliance costs associated with multiple international locations;

  •
  competition from local foreign language software providers and preferences for local products in some regions;

  •
  expenses associated with customizing products, support services and websites for foreign countries;

  •
  inability to identify an effective and efficient level of advertising, marketing and promotional expenditures in order to maintain acceptable customer acquisition costs;

  •
  difficulties with providing appropriate and appealing products to suit consumer preferences and capabilities in these markets, such as the potential need to customize English language software solutions for local markets;

  •
  difficulties with establishing successful kiosk sales channels;

  •
  inability to successfully develop relationships with significant retailers and distributors;

  •
  potential political and economic instability in some regions;

  •
  potential unpredictable changes in foreign government regulations;

  •
  legal and cultural differences in the conduct of business;

  •
  import and export license requirements, tariffs, taxes and other trade barriers;

  •
  inflation and fluctuations in currency exchange rates;

  •
  potentially adverse tax consequences;

  •
  difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

  •
  the burden and difficulties in complying with a wide variety of U.S. and foreign laws, regulations, trade standards, treaties and technical standards, including the Foreign Corrupt Practices Act;

  •
  difficulty in protecting our intellectual property and the high incidence of software piracy in some regions;

  •
  costs and delays in downsizing foreign work forces as a result of differing employment and other laws;

  •
  protectionist laws and business practices that favor local competitors; and

  •
  uncertainty regarding liability for information retrieved and replicated in foreign countries.

        The effects of any of the risks described above could reduce our future revenue from our international operations and could harm our overall business, revenue and financial results.

Our expansion into new web-based services may not succeed and may harm our business, financial results and reputation.

        We are developing new web-based services, such as Rosetta Stone TOTALe, that extend our existing language learning solutions with opportunities for practice including with dedicated language conversation coaches and other language learners to increase language socialization. We expect to provide these web-based services primarily as a bundle with our software and audio offerings. At the same time, we expect to provide augmented, free peer-to-peer language practice, building on our existing success with www.sharedtalk.com. We will devote capital, personnel and management attention to developing these new services. These services will present new management and marketing challenges that differ from the challenges we face in our existing business. We cannot assure you that these services will be successful or that they will be profitable, or if they are profitable, that they will provide an adequate return on capital expended. If we are not successful in developing these new services, our business, financial results and reputation may be harmed.

Product returns could exceed our estimates, which would diminish our reported revenue.

        We offer consumers who purchase our packaged software and audio practice products directly from us an unconditional full money-back six-month guarantee. We also permit some of our retailers and distributors to return packaged products, subject to limitations. For the year ended December 31, 2008 and the six months ended June 30, 2009, sales returns were approximately 6.1% and 6.5% of total revenue, respectively. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could hurt our reported financial results.

If the recognition by schools and other institutions of the value of technology-based education does not continue to grow, our ability to generate revenue from institutions could be impaired.

        Our success depends in part upon the continued adoption by institutions and potential customers of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering courses online. If the acceptance of technology-based education does not grow our ability to continue to grow our institutional business could be impaired.

If there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools, other education providers, armed forces or government agencies, we could lose revenue.

        Many of our institutional customers are colleges, universities, primary and secondary schools, other education providers, armed forces and government agencies who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools, or other education providers or for armed forces or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could hurt our overall gross margins.

Some of our institutional business faces a lengthy and unpredictable sales cycle for our solutions, which could delay new sales.

        We face a lengthy sales cycle between our initial contact with some potential institutional customers and the signing of license agreements with these customers. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of such institutional sales. A delay in or failure to complete license transactions could cause us to lose revenue, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential institutional customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

  •
  customers' budgetary constraints and priorities;

  •
  the timing of our customers' budget cycles;

  •
  the need by some customers for lengthy evaluations that often include both their administrators and faculties; and

  •
  the length and timing of customers' approval processes.

If we are unable to continually enhance our products and services and adapt them to technological changes and customer needs, including the emergence of new computing devices and more sophisticated online services, we may lose market share and revenue and our business could suffer.

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and this trend is likely to continue. Our products and services were designed for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our products and services through such devices difficult. Because each manufacturer or distributor may establish unique technical standards for its devices, our products and services may not work or be viewable on these devices. We have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices, and new devices and new platforms are continually being released. Accordingly, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services that respond to these or other technological developments and changing customer needs cost effectively, we may lose market share and revenue and our business could suffer.

If we fail to manage our growth effectively, we may experience difficulty in filling purchase orders, declines in product and service quality and customer satisfaction, increased costs or disruption in our operations.

        We have experienced rapid growth in our business in recent periods, which has strained our managerial, operational, financial and other resources.

        We anticipate that continued growth of our operations will be required to satisfy increasing consumer and institutional demand and to avail ourselves of new market opportunities. The expanding scope of our business and growth in the number of our employees, customers and sales locations will continue to place a significant strain on our management team, information technology systems and other resources. To properly manage our growth, we need to hire and retain personnel, upgrade our existing operational, management and financial and reporting systems, including warehouse management and inventory control, improve our business processes and controls and identify and develop relationships with additional retailers and distributors. We may also be required to expand our distribution facilities and our operational facilities or add new facilities, which could require significant capital expenditures. Failure to effectively manage our growth in a cost-effective manner could result in difficulty in filling purchase orders, declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.

        Our rapid growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy.

Our revenue is subject to seasonal and quarterly variations, which could cause our financial results to fluctuate significantly.

        We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue and net income. These variations are primarily related to increased sales of our products and services to consumers in the fourth quarter during the holiday selling season as well as higher sales to governmental and educational institutions in the second and third quarters. We sell to a significant number of our retailers, distributors and institutional customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our institutional customers may also cause our quarterly results to fluctuate.

        As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters are not necessarily meaningful and that these comparisons are not reliable as indicators of our future performance. In addition, these fluctuations could result in volatility and adversely affect our cash flows. As our business grows, these seasonal fluctuations may become more pronounced. Any seasonal or quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate significantly.

Because a significant portion of our sales are made to or through retailers and distributors, none of which have any obligation to sell our products, the failure or inability of these parties to sell our products effectively could hurt our revenue growth and profitability.

        We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers are highly concentrated on a small group, including Amazon.com, Apple, Barnes & Noble, Borders and Office Depot. We expect that our arrangements with these retailers and distributors will continue to generate significant revenue for us. Sales to or through our retailers and distributors accounted for approximately 17% and 14% of our revenue for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively.

        We have no control over the amount of products that these retailers purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers will not promote competitors' products over our products or enter into exclusive relationships with competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a potentially significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether. In addition, if one or more of such retailers or distributors were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts.

Substantially all of our inventory is located in one warehouse facility. Any damage or disruption at this facility could cause significant financial loss, cause us to lose revenue and harm our reputation.

        Substantially all of our inventory is located in one warehouse facility. We could experience significant interruption in the operation of this facility or damage or destruction of our inventory due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems or other events. If a material portion of our inventory were to be damaged or destroyed, we might be unable to meet our contractual obligations which could cause us significant financial loss, cause us to lose revenue and harm our reputation.

The loss of key personnel or the failure to attract and retain highly qualified personnel could compromise our ability to effectively manage our business and pursue our growth strategy.

        Our future performance depends on the continued service of our key technical, development, sales, services and management personnel. We rely on our executive officers and senior management to execute our existing business plans and to identify and pursue new opportunities. We rely on our technical and development personnel for product innovation. We generally do not have employment agreements with our personnel and, therefore, they could terminate their employment with us at any time. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We do not carry key person life insurance covering any of our employees.

        Our future success also depends on our continued ability to attract and retain highly qualified technical, development, sales, services and management personnel. Competition for such personnel is intense, and we may fail to retain our key employees or attract or retain other highly qualified personnel in the future. Many of our employees are located in Harrisonburg, Virginia, a city that does not have a large pool of qualified replacement personnel. The lack of qualified local replacement personnel may make it more difficult to quickly find replacement personnel and may increase the costs of identifying and relocating replacement personnel to Harrisonburg.

        In addition, wage inflation and the cost of retaining our key personnel in the face of competition for such personnel may increase our costs faster than we can offset these costs with increased prices or increased sales volume.

If we are unable to hire, train, motivate and retain sales personnel to staff our kiosks, or to identify suitable locations and negotiate site licenses on acceptable terms, we could lose revenue, our costs could increase and profitability could decline.

        As of December 31, 2006, we had 81 kiosks selling our products directly to consumers. As of June 30, 2009, we had increased the number of kiosks selling our products to 183. In order to successfully grow this sales channel we must be able to hire, train, motivate and retain sales personnel to staff these kiosks. These kiosks are small and widely dispersed, and, as such, are operated without substantial hands-on management or oversight by us. As a result, we depend on our kiosk sales personnel to effectively manage sales, customer issues and reporting of financial transactions from these kiosks. The opening and success of new kiosks will depend upon various additional factors, including our ability to identify suitable locations and our ability to negotiate site licenses on acceptable terms and labor costs. Specifically, we must identify and negotiate cost-effective site licenses for kiosk locations that will generate sufficient consumer demand. Many of these site licenses contain terms and conditions that are highly favorable to licensors including allowing licensors to cancel them on short notice, sometimes as little as thirty days, and broad indemnification terms in favor of licensors. If competition for kiosk space increases, license rates may increase and other terms may become even less favorable to us, resulting in lower profitability. Our failure to properly manage the expansion of this sales channel could cause us to lose revenue and increase our expenses.

Failure to maintain the availability of the systems, networks, databases and software required to operate and deliver our internet-based products and services could damage our reputation and cause us to lose revenue.

        We rely on internal systems and external systems, networks and databases maintained by us and third-party providers to process customer orders, handle customer service requests, and host and deliver our internet-based language learning solutions, including our online language courses and Rosetta Stone TOTALe, and our SharedTalk online peer-to-peer collaborative and interactive community. Any damage, interruption or failure of our systems, networks and databases could prevent us from processing customer orders and result in degradation or interruptions in delivery of our products and services. Notwithstanding our efforts to protect against interruptions in the availability of our e-commerce websites and internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In addition, we do not have complete redundancy for all of our systems. We do not maintain real-time back-up of all of our data, and in the event of system disruptions, we could experience loss of data which could cause us to lose customers and could harm our reputation and cause us to face unexpected liabilities and expenses. If we continue to expand our business, we will put additional strains on these systems. We may also need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

Our possession and use of personal information presents risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

        Maintaining our network security is of critical importance because our online e-commerce systems and our online administration tools for our institutional business store proprietary and confidential customer, employee and other sensitive data, such as names, addresses, other personal information and credit card numbers. We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. We employ contractors and temporary and part-time employees who may have access to the personal information of customers and employees. It is possible such individuals could circumvent our controls, which could result in a breach of customer or employee privacy.

        Possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that could require notification of data breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

        If third parties improperly obtain and use the personal information of our customers or employees, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our products and services, harm to our reputation and brand and loss of our ability to accept and process customer credit card orders.

We are exposed to risks associated with credit card and payment fraud and with credit card processing, which could cause us to lose revenue.

        Many of our customers use credit cards or automated payment systems to pay for our products and services. We have suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit cards or other fraudulent payment data. For example, under current credit card practices, we may be liable for fraudulent credit card transactions if we do not obtain a cardholder's signature, a frequent practice in internet sales. We employ technology solutions to help us detect fraudulent transactions. However, the failure to detect or control payment fraud could cause us to lose sales and revenue.

Any significant interruptions in the operations of our call center or third-party call centers could cause us to lose sales and disrupt our ability to process orders and deliver our solutions in a timely manner.

        We rely on both an in-house call center and third-party call centers to sell our solutions, respond to customer service and technical support requests and process orders. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to receive and process orders and provide products and services, which could result in lost and cancelled sales and damage to our brand and reputation.

        As we grow, we will need more capacity from those existing call centers or we will need to identify and contract with new call centers. We may not be able to continue to locate and contract for call center capacity on favorable terms, or at all. Additionally, the rates those call centers charge us may increase or those call centers may not continue to provide service at the current levels.

        We structure our marketing and advertising to drive potential customers to our call centers and websites to purchase our solutions. If our call center operators do not convert inquiries into sales at expected rates, our ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging due to the expansion of our product and service offerings and the seasonality of our business. If we do not adequately train our call center operators, they will not convert inquiries into sales at an acceptable rate.

        Our call center employs a large number of personnel and historically has been subject to a high turnover rate among employees. We may have to terminate employees from time to time as our business changes and labor demands shift among our facilities. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, employee turnover or otherwise, could harm our business and profitability. In addition, high employee turnover could increase our exposure to employee-related litigation. Likewise, the third-party call centers we utilize face similar issues.

If any of our products contain defects or errors or if new product releases or services are delayed, our reputation could be harmed, resulting in significant costs to us and impairing our ability to sell our solutions.

        If our products contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products in the future. In the past, we have encountered product development delays due to errors or defects. We would expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products or services could lead to, among other things:

  •
  delays in or loss of market acceptance of our products and services;

  •
  diversion of our resources;

  •
  a lower rate of license renewals or upgrades for consumer and institutional customers;

  •
  injury to our reputation; or

  •
  increased service expenses or payment of damages.

        In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products and services. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms, or at all, we could face significant financial losses.

Our sales to U.S. government agencies and armed forces subject us to special risks that could adversely affect our business.

        For the year ended December 31, 2008 and the six months ended June 30, 2009, we derived approximately 4% and 5% of our revenue from sales to U.S. government agencies and armed forces. Government sales entail a variety of risks including:

  •
  government contracts are subject to the approval of appropriations by the United States Congress to fund the expenditures by the agencies under these contracts. Congress often appropriates funds for government agencies on a yearly basis, even though their contracts may call for performance over a number of years;

  •
  our products and services are included on a General Services Administration, or GSA, schedule. The loss of the GSA schedule covering our software products and related services could cause us to lose our ability to sell our products and services to U.S. government customers;

  •
  we must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business; and

  •
  federal government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to terminate existing contracts, with short notice, for convenience without cause, reduce or modify contracts or subcontracts, and claim rights in products, systems, and technology produced by us.

If we fail to effectively upgrade our information technology systems, we may not be able to accurately report our financial results or prevent fraud.

        As part of our efforts to continue improving our internal control over financial reporting, we plan to continue to upgrade our existing financial information technology systems in order to automate several controls that are currently performed manually. We may experience difficulties in transitioning to these upgraded systems, including loss of data and decreases in productivity, as personnel become familiar with these new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business and we may fail to meet our reporting obligations. In addition, as a result of the automation of these manual processes, the data produced may cause us to question the accuracy of previously reported financial results.

Our software products must interoperate with computer operating systems of our institutional customers. If we are unable to ensure that our products interoperate properly with institutional customer systems, our business could be harmed.

        Our products must interoperate with our institutional customers' computer systems, including student learning management systems. As a result, we must continually ensure that our products interoperate properly with these systems. Changes in operating systems, the technologies we incorporate into our products or the computer systems our institutional customers use may damage our business.

As our product and service offerings become more complex, our reported revenue may become less predictable.

        Our planned expansion of products and services will generate more varied sources of revenue than our existing business. The accounting policies that apply to these sources of revenue may be more complex than those that apply to our traditional products and services. In addition, we may change the manner in which we sell our software licenses, and such change could cause delays in revenue recognition in accordance with accounting standards. Under these accounting standards, even if we deliver products and services to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product or service until a future period when all the conditions necessary for revenue recognition have been satisfied. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value, requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer or material customer acceptance criteria.

Many of our expenses are fixed and many are based, in significant part, on our expectations of our future revenue and are incurred prior to the sale of our products and services. Therefore, any significant decline in revenue for any period could have an immediate negative impact on our margins, net income and financial results for the period.

        Our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our profitability. In addition, as our business grows, we anticipate increasing our operating expenses to expand our product development, technical support, sales and marketing and administrative organizations. Any such expansion could cause material losses to the extent we do not generate additional revenue sufficient to cover the additional expenses.

We may need to raise additional funds to pursue our growth strategy or continue our operations, and we may be unable to raise capital when needed.

        From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to finance working capital requirements, continue our expansion, develop new products and services or make acquisitions or other investments. In addition, if our business plans change, general economic, financial or political conditions in our markets change, or other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our conclusions as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

Risks Related to Intellectual Property Rights

Protection of our intellectual property is limited, and any misuse of our intellectual property by others, including software piracy, could harm our business, reputation and competitive position.

        Our intellectual property is important to our success. We believe our trademarks, copyrights, trade secrets, pending patents, trade dress and designs are valuable and integral to our success and competitive position. To protect our proprietary rights, we rely on a combination of copyrights, trademarks, trade secret laws, confidentiality procedures, contractual provisions and technical measures.

        We have several patent applications on file. However, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we have not emphasized patents as a source of significant competitive advantage and have instead sought to primarily protect our proprietary rights under laws affording protection for trade secrets, copyright and trademark protection of our products, brands, trademarks and other intellectual property where available and appropriate. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. In addition, these protections may not be adequate to prevent our competitors or customers from copying or reverse-engineering our products. Third parties could copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our intellectual property, which would decrease demand for our products. In addition, our patents may not provide us with any competitive advantages and the patents of others may seriously impede our ability to conduct our business.

        We protect our products, trade secrets and proprietary information, in part, by requiring all of our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our technical consultants, customers, vendors and resellers to protect our confidential and proprietary information. We cannot assure you that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or will otherwise be protected.

        We rely on contractual and license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely, in many instances, on "click-wrap" and "shrink-wrap" licenses, which are not negotiated or signed by individual licensees. Accordingly, some provisions of our licenses, including provisions protecting against unauthorized use, copying, transfer, resale and disclosure of the licensed software program, may be unenforceable under the laws of several jurisdictions.

        Protection of trade secret and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. The laws of countries in which we operate may afford little or no protection to our trade secrets and other intellectual property rights. Although we defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Despite our enforcement efforts against software piracy, we lose significant revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

        We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

Third-party use of our trademarks as keywords in internet search engine advertising programs may direct potential customers to competitors' websites, which could harm our reputation and cause us to lose sales.

        Competitors and other third parties purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs and in the header and text of the resulting sponsored link advertisements in order to divert potential customers to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to protect our trademarks and confusingly similar terms from such unauthorized use, competitors and other third parties may continue to drive potential online customers away from our websites to competing websites, which could harm our reputation and cause us to lose sales.

Our trademarks are limited in scope and geographic coverage and may not significantly distinguish us from our competition.

        We own several federal trademark registrations, including the Rosetta Stone mark, hold common law trademark rights and have federal trademark applications pending in the United States and abroad for additional trademarks. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the United States and overseas. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.

        We have registered Rosetta Stone as a trademark for language learning in several countries. However, we have been precluded from registering this trademark in some Asian countries because third parties have previously registered the trademark or have registered similar trademarks. As a result, we have been marketing our products and services under our Rosetta World brand in some Asian countries, thus compromising our ability to build a cohesive worldwide brand identity and possibly leading to customer confusion.

We have not registered copyrights for all our products, which may limit our ability to enforce them.

        We have not registered our copyrights in all of our software, written materials, website information, designs or other copyrightable works. The United States Copyright Act automatically protects all of our copyrightable works, but without a registration we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registrable in whole or in part, or that once registered, we would be successful in bringing a copyright claim against any such infringers.

We must monitor and protect our internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.

        We own several domain names that include the terms Rosetta Stone and Rosetta World. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional "top-level" domains, which are the portion of the Web address that appears to the right of the "dot," such as "com," "gov" or "org." As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business or reputation.

Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business.

        We may become subject to material claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than us and have made significant investments in competing products and technologies, may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with our ability to make, use and sell our current and future products and technologies, and we may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, we may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third-party's patents or other proprietary rights, including whether any of our products, technologies or processes infringe the patents or other proprietary rights of third parties. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The outcome of any such proceedings is uncertain and, if unfavorable, could force us to discontinue sales of the affected products or impose significant penalties or restrictions on our business. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

We do not own all of the software, other technologies and content used in our products and services.

        Some of our products and services include intellectual property owned by third parties, including software that is integrated with internally developed software and a portion of our voice recognition software, which we license from the University of Colorado. From time to time we may be required to renegotiate with these third parties or negotiate with new third parties to include their technology or content in our existing products, in new versions of our existing products or in wholly new products. We may not be able to negotiate or renegotiate licenses on commercially reasonable terms, or at all, and the third-party software may not be appropriately supported, maintained or enhanced by the licensors. If we are unable to obtain the rights necessary to use or continue to use third-party technology or content in our products and services, the inability to support, maintain and enhance any software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated.

Our use of open source software could impose limitations on our ability to commercialize our products.

        We incorporate open source software into our products and may use more open source software in the future. The use of open source software is governed by license agreements. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make generally available, in source code form, proprietary code that links to certain open source modules, re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a cost-effective and timely basis, or become subject to other consequences. In addition, open source licenses generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Thus, we may have little or no recourse if we become subject to infringement claims relating to the open source software or if the open source software is defective in any manner.

Risks Related to Owning Our Common Stock

Some of our stockholders could together exert significant influence over our company.

        As of June 30, 2009, funds affiliated with ABS Capital Partners beneficially owned in the aggregate shares representing approximately 25% of our outstanding voting power. Two managing members of the general partner of ABS Capital Partners currently serve on our board of directors. Additionally, as of June 30, 2009, Norwest Equity Partners VIII, LP, or Norwest, beneficially owned in the aggregate shares representing approximately 16% of our outstanding voting power. One managing member of the general partner of Norwest currently serves on our board of directors. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

As a public company we incur additional cost and face increased demands on our management and key employees.

        We have operated as a public company only since April 15, 2009. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, impose various requirements on public companies. Our management and other personnel devote substantial amounts of time to these requirements. Moreover, these requirements have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that the incremental annual public company costs will be between $1.5 million and $2.0 million in fiscal 2009, which will primarily be reflected in general and administrative costs. However, these estimates may prove to be inaccurate as many of these costs are beyond our control, and the actual incremental costs associated with our public company status could materially exceed our estimates. If our profitability is harmed by these additional costs, it could have a negative effect on the trading price of our common stock.

We have identified material weaknesses in our internal controls that, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

        In relation to our consolidated financial statements for the year ended December 31, 2007, we identified material weaknesses in our internal controls over financial reporting in accounting for inventory, income taxes and stock-based compensation, our general computer controls and controls within our enterprise resources planning system. In addition, we identified a significant deficiency in our financial closing process. No material weaknesses or significant deficiencies in our internal controls were identified in relation to our consolidated financial statements for the year ended December 31, 2008. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. A significant deficiency means a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

        Our independent registered public accounting firm's audit for the years ended December 31, 2007 and 2008 included consideration of internal control over financial reporting as a basis for designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed or when we are required to perform such an evaluation, additional material weaknesses, significant deficiencies and other control deficiencies may have been or may be identified. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies relating to internal controls, which could materially adversely affect our results of operations.

        Because of these material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements relating to the periods that these material weaknesses existed was not prevented or detected. We have taken steps to remediate our material weaknesses, including hiring additional accounting and finance personnel and engaging consultants. Although we believe we have remediated these material weaknesses and significant deficiencies and did not identify any new material weaknesses or significant deficiencies in relation to our consolidated financial statements for the year ended December 31, 2008 or the interim six month period ending June 30, 2009, we cannot be certain that our efforts to remediate these internal control weaknesses were successful or that similar material weaknesses will not recur.

        Our internal growth plans will also put additional strains on our internal controls if we do not augment our resources and adapt our procedures in response to this growth. As a public company, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls beginning with our fiscal year ending December 31, 2010. In the event that we have not adequately remedied these material weaknesses, and if we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources, could result in our delisting by the New York Stock Exchange, could compromise our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

        The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of or recommendations regarding our stock, or if one or more of the analysts cease providing research coverage on our stock, the price of our stock could decline. If one or more of these analysts cease providing research coverage on our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline substantially. As of June 30, 2009, approximately 20.3 million shares of our common stock were outstanding. Of these shares, the 7.2 million shares of our common stock sold in our initial public offering are freely tradable, without restriction, in the public market and more than 99% of the remaining shares are subject to 180-day contractual lock-up agreements with our underwriters entered into in connection with our initial public offering. Morgan Stanley & Co. Incorporated may, in its discretion, permit our directors, officers, employees and current stockholders who are subject to these contractual lock-ups to sell shares prior to the expiration of the lock-up agreements. The lock-up agreements expire October 12, 2009 subject to extension for an additional 34 days under some circumstances.

Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

        Provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws, and in the Delaware General Corporation Law, may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. Any provision of our second amended and restated certificate of incorporation or second amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with ABS Capital Partners and Norwest acquired their shares prior to our initial public offering, Section 203 is currently inapplicable to any business combination or transaction with them or their affiliates. In addition, our second amended and restated certificate of incorporation includes a classified board of directors and requires that any action to be taken by stockholders must be taken at a duly called meeting of stockholders and may not be taken be written consent. Our second amended and restated bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

        On April 15, 2009, we issued options to purchase 342,214 shares of our common stock to our employees, consultants and other service providers under our 2009 Plan with an exercise price of $18.00 per share.

        On April 15, 2009, we issued 153,425 restricted shares of our common stock to our employees, consultants and other service providers under our 2009 Plan.

        On April 15, 2009, we issued 8,772 restricted stock units to our non-employee directors under our 2009 Plan.

        On April 15, 2009, we issued 591,491 shares of our common stock to 10 of our key employees.

        No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

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

        As a result of the offering, we received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of $3.9 million and additional offering-related expenses of approximately $3.5 million. In April 2009, we used $7.9 million to satisfy the federal, state and local withholding tax obligations associated with the "net issuance" of stock grants we made to 10 of our key employees, including executive officers, on April 15, 2009, as set out under the captions "Use of Proceeds," "Capitalization" and "Executive Compensation—Stock Grants" in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 16, 2009. In April 2009, we used $9.9 million of the net proceeds to repay the outstanding balances under our revolving line of credit with Wells Fargo. We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. We do not, however, have agreements or commitments for any specific acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

        Exhibits

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Filed herewith

  **
  Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ BRIAN D. HELMAN Brian D. Helman Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: August 11, 2009