Form 10-Q
period 2009-09-30
ROSETTA STONE INC
filed 2009-11-13
CIK 1351285

Use these links to rapidly review the document
ROSETTA STONE INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

        As of November 9, 2009, 20,363,616 shares of the registrant's Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,168	$30,626
Restricted cash	64	34
Accounts receivable (net of allowance for doubtful accounts of $1,643 and $1,103, respectively)	40,470	26,497
Inventory, net	8,726	4,912
Prepaid expenses and other current assets	7,160	6,598
Income tax receivable	4,470	—
Deferred income taxes	2,282	2, 282

Total current assets	134,340	70,949
Property and equipment, net	18,625	15,727
Goodwill	34,199	34,199
Intangible assets, net	10,610	10,645
Deferred income taxes	6,828	6,828
Other assets	790	470

Total assets	$205,392	$138,818

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,456	$3,207
Accrued compensation	7,615	8,570
Other current liabilities	23,832	21,353
Deferred revenue	25,433	14,382
Current maturities of long-term debt—related party (Note 8)	—	4,250

Total current liabilities	60,336	51,762
Long-term debt—related parties (Note 8)	—	5,660
Deferred revenue	1,728	1,362
Other long-term liabilities	623	963

Total liabilities	62,687	59,747
Commitments and contingencies (Note 12)
Stockholders' equity:
Class A, Series A-1 Convertible Preferred Stock, $0.001 par value; zero and 269 shares authorized; zero and 269 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	26,876
Class A, Series A-2 Convertible Preferred Stock, $0.001 par value; zero and 178 shares authorized; zero and 178 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	17,820
Class B Convertible Preferred Stock, $0.001 par value; zero and 115 shares authorized; zero and 111 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	11,341
Preferred Stock, $0.001 par value; 10,000 and zero shares authorized; zero and zero shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Class A Convertible Common Stock, $0.00005 par value; zero and 900 shares authorized; zero and zero shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Class B Convertible Common Stock, $0.00005 par value; zero and 20,000 shares authorized; zero and zero shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 39,100 shares authorized; 20,364 and 1,936 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2	1
Additional paid-in capital	129,258	10,814
Accumulated income	13,629	12,422
Accumulated other comprehensive loss	(184)	(203)

Total stockholders' equity	142,705	79,071

Total liabilities and stockholders' equity	$205,392	$138,818

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Product	$58,151	$53,139	$149,663	$124,988
Subscription and service	9,065	6,664	24,297	18,143

Total revenue	67,216	59,803	173,960	143,131
Cost of revenue:
Cost of product revenue	7,798	7,871	20,934	17,869
Cost of subscription and service revenue	1,210	705	2,204	1,789

Total cost of revenue	9,008	8,576	23,138	19,658

Gross profit	58,208	51,227	150,822	123,473

Operating expenses
Sales and marketing	32,263	25,727	83,023	65,510
Research and development	6,125	5,018	21,069	13,308
General and administrative	11,914	8,889	44,967	26,272

Total operating expenses	50,302	39,634	149,059	105,090

Income from operations	7,906	11,593	1,763	18,383
Other income and (expense):
Interest income	55	109	109	423
Interest expense	(8)	(194)	(348)	(714)
Other income (expense)	45	(31)	81	81

Total other income (expense)	92	(116)	(158)	(210)
Income before income taxes	7,998	11,477	1,605	18,173
Income tax provision	2,695	5,456	399	9,222

Net income	5,303	6,021	1,206	8,951

Earnings per share:
Basic	$0.26	$3.39	$0.09	$4.72

Diluted	$0.25	$0.36	$0.06	$0.53

Common shares and equivalents outstanding:
Basic weighted average shares	20,177	1,777	13,229	1,895

Diluted weighted average shares	20,988	16,788	19,462	16,876

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,206	$8,951
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	21,093	1,140
Bad debt expense	933	849
Depreciation and amortization	3,914	5,224
Write down of deferred financing costs	209	78
Loss on disposal of equipment	40	14
Net change in:
Restricted cash	(30)	354
Accounts receivable	(14,802)	(11,604)
Inventory	(3,793)	(2,880)
Prepaid expenses and other current assets	(5,095)	(2,080)
Other assets	(416)	(12)
Accounts payable and accrued expenses	249	(792)
Accrued compensation	(969)	2,972
Other current liabilities	2,763	6,812
Other long-term liabilities	(352)	—
Deferred revenue	11,318	3,682

Net cash provided by operating activities	16,268	12,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,170)	(4,304)

Net cash used in investing activities	(7,170)	(4,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of issuance costs	49,187	—
Proceeds from the exercise of stock options	102	359
Payment of payroll taxes on stock option exercises	(89)	—
Payment of payroll taxes on net common stock issuance	(7,887)	—
Proceeds from long-term debt	9,929	—
Payments under capital lease obligations	(2)	(8)
Principal payments under long-term debt	(19,839)	(2,550)

Net cash provided by (used in) financing activities	31,401	(2,199)

Increase in cash and cash equivalents	40,499	6,205
Effect of exchange rate changes in cash and cash equivalents	43	(121)

Net increase in cash and cash equivalents	40,542	6,084
Cash and cash equivalents—beginning of year	30,626	21,691

Cash and cash equivalents—end of year	$71,168	$27,775

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$96	$758

Income taxes, net	$6,201	$7,503

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$653	$522

Equipment acquired under capital lease	$15	—

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

        The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position at September 30, 2009 and December 31, 2008, the Company's results of operations, and its cash flows for the three and nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. All references to September 30, 2009 or to the three and nine months ended September 30, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

doubtful accounts, estimated sales returns, stock-based compensation, fair value of assets and liabilities acquired, lease abandonment accrual, fair value of intangibles and goodwill, fair value of stock issued, inventory reserve, disclosure of contingent assets and liabilities and disclosure of contingent litigation. Actual results may differ from these estimates.

Revenue Recognition

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe, which was released in July 2009. Revenue is recognized for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. We offer customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than twelve months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the three and nine months ended September 30, 2009 and 2008, installment sales represented 10% and 8% of total revenue for the periods, respectively. Packaged software is provided to customers who purchase directly from us with a six-month right of return. We also allow our retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

        Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background ("ASC 985-605-05"). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognition criteria have been met, which typically ranges between three and twelve months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between twelve and twenty-four months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and twelve months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional charge. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

        Revenue from the sale of packaged software products with specific upgrade rights is recognized in accordance with ASC 985-605. Revenue recognition for these sales is deferred until the earlier of the point at which sufficient vendor-specific objective evidence ("VSOE") exist for the specific upgrade right or all elements of the arrangement have been delivered.

        In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

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

Income Taxes

        Income taxes are accounted for in accordance with Accounting Standards Codification topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

Stock-Based Compensation

        The Company accounts for its stock-based compensation in accordance Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"), which was adopted by the Company effective January 1, 2006. Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

        During the nine months ended September 30, 2009, 456,911 stock options were granted at a weighted average exercise price of $18.14 per share. The aggregate grant date fair value of options issued during the period was $4.6 million, which will be recognized over the requisite service period of the options, which is also the vesting period. During the nine months ended September 30, 2009 and 2008, 23,326 and 101,971 stock options were exercised, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was approximately $0.4 million and $0.7 million, respectively.

        During the nine months ended September 30, 2009, 182,400 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $3.4 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        During the nine months ended September 30, 2009, 8,772 restricted stock units were granted. The aggregate grant date fair value of the awards was $158,000, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock unit awards are

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

        During the nine months ended September 30, 2009, our Board of Directors awarded 10 of our key employees a total of 591,491 shares of common stock. This grant is net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations, which were paid by the Company to the respective taxing authorities in cash. Thus, we refer to the grant as a "net issuance." The aggregate grant date fair value of the awards was $18.5 million, which was recognized as expense on the grant date, as the grants were immediately vested.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2009 and 2008, the fair value of options granted was calculated using the following assumptions:

Nine Months Ended September 30,
	2009	2008
Expected stock price volatility	61.1% - 61.2%	57% - 62%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.71% - 2.46%	2.69% - 3.36%

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

        The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$10	$1	$22	$1
Sales and marketing	207	43	842	112
Research and development	290	127	5,665	344
General and administrative	472	226	14,564	683

Total	$979	$397	$21,093	$1,140

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

        Comprehensive income (loss) consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$5,303	$6,021	$1,206	$8,951
Foreign currency translation loss (gain)	42	(49)	19	(57)

Total comprehensive income (loss)	$5,345	$5,972	$1,125	$8,894

Recently Issued Accounting Standards

        In February 2008, the FASB issued Accounting Standards Codification topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The provisions of ASC 820, which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the Company's financial statements. The effective date of ASC 820 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) was fiscal years beginning after November 15, 2008. On January 1, 2009 the Company adopted the provisions in ASC 820 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter of 2009 did not have an impact on the Company's financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities as of September 30, 2009.

        In December 2007, the FASB issued Accounting Standards Codification topic 805, Business Combinations ("ASC 805"), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of ASC 805 if and when a future acquisition occurs.

        In December 2007, the FASB issued Accounting Standards Codification topic 810, Consolidation ("ASC 810"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 810 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued Accounting Standards Codification topic 815, Derivatives and Hedging ("ASC 815"), which requires enhanced disclosures about an entity's derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of ASC 815 did not have a significant impact on the Company's financial position, results of operations or cash flows.

        In May 2008, the FASB issued Accounting Standards Codification topic ASC 105, Generally Accepted Accounting Principles, ("ASC 105"), which identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. ASC 105 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 105 did not have significant impact on the Company's financial position, results of operation, or cash flows.

        On October 10, 2008, the FASB issued Accounting Standards Codification topic 820, Fair Value Measurements and Disclosures ("ASC 820"), which was effective upon issuance, including periods for which financial statements have not been issued. ASC 820 provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of ASC 820 did not have a material impact on the Company's consolidated financial position and the results of operations.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued Accounting Standards Codification topic 820-10-65-4, Fair Value Measurements and Disclosures ("ASC 820"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. ASC 820 is effective for annual and interim periods ending on or after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company's consolidated financial position and the results of operations.

        On May 28, 2009, the FASB issued Accounting Standards Codification topic 855, Subsequent Events ("ASC 855"). Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective for the quarter ended June 30, 2009. The Company has evaluated subsequent events through November 12, 2009 for this quarterly report on Form 10-Q for the quarter ended September 30, 2009. The adoption of ASC 855 did not have any impact on the Company's consolidated financial position or results of operations.

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

        On June 29, 2009, the FASB issued Accounting Standards Codification topic ASC 105, Generally Accepted Accounting Principles ("ASC 105"), which establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of ASC 105 and the Codification on September 30, 2009 did not have a material effect on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, which amended the accounting requirements under the Revenue Recognition Topic, ASC 605-25 Multiple-Element Arrangements. The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is "more than incidental" to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

3. NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed under the provisions of Accounting Standards Codification topic 260, Earnings Per Share. Basic income (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of preferred shares. Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Numerator:
Net income	$5,303	$6,021	$1,206	$8,951
Denominator:
Weighted average number of common shares:
Basic	20,177	1,777	13,229	1,895

Diluted	20,988	16,788	19,462	16,876

Income (loss) per common share:
Basic	$0.26	$3.39	$0.09	$4.72

Diluted	$0.25	$0.36	$0.06	$0.53

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. NET INCOME (LOSS) PER SHARE (Continued)

        For the three and nine months ended September 30, 2009 and 2008, the following common equivalent shares were included in the calculation of the Company's diluted net income per share (in thousands), respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Equity instruments:
Convertible preferred stock	—	14,508	5,494	14,508
Restricted common stock units	10	—	6	—
Restricted common stock	43	—	20	—
Stock options	758	503	713	473

Total common stock equivalent shares	811	15,011	6,233	14,981

4. INVENTORY

        Inventory consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$4,886	$3,023
Finished goods	4,960	2,359

	9,846	5,382
Reserve for obsolete inventory	(1,120)	(470)

Inventory, net	$8,726	$4,912

5. GOODWILL

        The Company acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and its subsidiary, Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. As a result of the acquisition, the Company recorded goodwill in the amount of $34.2 million. The Company had no acquisition activity during 2007, 2008 or the nine months ended September 30, 2009.

        The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company's annual testing resulted in no impairments of goodwill during the years ended December 31, 2007, 2008 or the nine months ended September 30, 2009. For tax purposes, the goodwill balance of $34.2 million will be amortized over a period of 15 years.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (dollars in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,739	(10,739)	—	10,739	(10,706)	33
Website	12	(9)	3	12	(7)	5

Total	$23,811	$(13,201)	$10,610	$23,811	$(13,166)	$10,645

        Amortization of intangible assets for the nine months ended September 30, 2009 and 2008 totaled $34,000 and $2.3 million, respectively. For the nine months ended September 30, 2009 and 2008, zero and $13,000 of amortization expense was included in cost of revenue, and $34,000 and $2.3 million was included in sales and marketing, respectively.

        The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2009 and years thereafter (dollars in thousands):

2009—remaining	$1
2010	2

Total	$3

        In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the nine months ended September 30, 2009 or September 30, 2008.

7. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (dollars in thousands):

	September 30, 2009	December 31, 2008
Marketing expenses	$7,728	$4,803
Professional and consulting fees	2,783	2,249
Sales return reserve	3,404	3,229
Taxes payable	1,018	2,859
Other	8,899	8,213

	$23,832	$21,353

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. BORROWING AGREEMENT

        On January 4, 2006, the Company entered into a Credit Agreement with Madison Capital that provided the Company a $4.0 million revolving credit facility ("Revolver") and a $17.0 million term loan ("Term Loan"). The Credit Agreement was amended on August 2, 2007 and April 23, 2008 to amend certain covenants, terms, and definitions. Under the credit agreement, all amounts outstanding under the Revolver and the Term Loan accrued interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin, as specified by the Company. As of December 31, 2008, the interest rate on the term loan was 4.65%.

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.75% as of September 30, 2009. On January 16, 2009, the Company borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the Term Loan the Company had with Madison Capital. As a result, the Company has no borrowings owed to Madison Capital under either their Term Loan or Revolver, and the Company has terminated these credit agreements. As a result of the early repayment of the Madison Capital Loan, the Company wrote-off the remaining unamortized capitalized financing costs associated with this loan. The amount of the write-off was approximately $0.2 million. Upon completion of the Company's initial public offering, the Company repaid the $9.9 million balance of its revolving credit facility with Wells Fargo during the three months ended June 30, 2009, and a total of $12.5 million under revolving credit facility is available to the Company for borrowing.

        Long-term borrowings consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Term Loan, Madison Capital	—	$9,910
Revolver, Wells Fargo Bank, N.A.	—	—

	—	9,910
Less current portion	—	(4,250)

Total	—	$5,660

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

        Interest expense for the nine months ended September 30, 2009 and 2008 was $0.3 million and $0.7 million, respectively.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. INCOME TAXES

        In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine month period ended September 30, 2009 is based on the estimated annual effective tax rate for fiscal year 2009. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

        The Company adopted Accounting Standards Codification topic 740-10-05, Income Taxes: Overall: Background ("ASC 740-10-05") on January 1, 2007, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740-10-05 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-05 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        At the adoption date and as of September 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-05. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the nine months ended September 30, 2009.

10. STOCK PLANS

  2006 Stock Incentive Plan

        On January 4, 2006, the Company established the Rosetta Stone Inc. 2006 Stock Incentive Plan (the "2006 Plan") under which the Company's Board of Directors, at its discretion, could grant stock options to employees and certain directors of the Company and affiliated entities. The plan initially authorized the grant of stock options for up to 1,942,200 shares of common stock. On May 28, 2008, the Board of Directors authorized the grant of additional stock options for up to 195,000 shares of common stock under the plan, resulting in total stock options available for grant under the 2006 Plan of 2,137,200 as of December 31, 2008. The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercises of stock options will be issued from the Company's authorized available stock.

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

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At September 30, 2009 there were 1,889,358 shares available for future grant under the 2009 Plan.

        In accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

        The following table summarized the Company's stock option activity from January 1, 2009 to September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2009	1,657,799	$6.48	8.05	$18,268,386
Options granted	456,911	18.14
Options exercised	(23,326)	4.55
Options cancelled	(42,659)	10.69

Options Outstanding, September 30, 2009	2,048,725	9.01	7.73	28,580,484

Vested and expected to vest at September 30, 2009	1,931,434	8.55	7.64	27,838,189

Exercisable at September 30, 2009	1,011,380	5.20	7.02	17,960,747

        As of September 30, 2009, there was approximately $7.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.42 years. During the nine months ended September 30, 2009, 182,400 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $3.4 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the nine months ended September 30, 2009, there were 6,090 shares of restricted stock that were forfeited. As of September 30, 2009, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $2.9 million and is expected to be recognized over a period of 3.22 years.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

        The following table summarized the Company's restricted stock award activity from January 1, 2009 to September 30, 2009:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2009	—
Awards granted	182,400	$18.82
Awards vested	—
Awards cancelled	(6,090)	19.41

Nonvested Awards, September 30, 2009	176,310	18.80	$733,450

        Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the "simplified method" in accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation.

11. STOCKHOLDERS' EQUITY

        At September 30, 2009, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.

        On February 28, 2008, the Company changed the par value of its Common Stock from $0.001 to $0.00005 per share. At September 30, 2009, 20,363,616 shares of Common Stock were issued and outstanding.

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

        On April 21, 2009, in conjunction with our qualified underwritten initial public offering of common stock, our total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of Common Stock. At September 30, 2009, the Company had no preferred shares outstanding.

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

kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to eight years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options. Rent expense was $8.4 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively.

        The following table summarizes future minimum operating lease payments for the remaining three months of 2009 and the years thereafter (dollars in thousands):

Periods Ending December 31,
2009—remaining	$3,503
2010	4,733
2011	3,151
2012	1,917
2013	1,723
2014 and thereafter	197

$15,224

        The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.9 million at September 30, 2009. The deferred rent asset was $5,500 at September 30, 2009. The deferred rent asset is classified in prepaid and other current assets as all associated leases have less than one year remaining on their term.

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility at September 30, 2009 (dollars in thousands):

Accrued exit costs, beginning of period	$1,676
Costs incurred and charged to expense	(23)
Principal reductions	(495)

Accrued exit costs, end of period	$1,158

Accrued exit cost liability:
Short-term	$546
Long-term	612

Total	$1,158

Litigation

        The Company is involved in various litigation matters arising out of the normal course of business. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material adverse impact on the Company's results of operations, financial position and cash flows.

13. SEGMENT INFORMATION

        The Company operates as one reportable segment because the principal business activity relates to selling language learning software. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon consolidated software revenues.

        Products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Japan and Europe. Less than 7% of the Company's revenues were generated from sales outside of the United States for the nine months ended September 30, 2009. As of September 30, 2009 the Company had $0.9 million of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for the nine months ended September 30, 2009 and 2008.

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

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 84% of our revenue for the nine months ended September 30, 2009 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Borders and Office Depot.

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

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in future periods as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, independent director compensation, exchange listing and stockholder related fees, higher insurance premiums and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act of 2002. We also intend to increase administrative expenses as a result of our planned international expansion.

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

  Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is related to our long-term debt, the outstanding balance of which was zero as of September 30, 2009. Interest income represents interest received on our cash and cash equivalents.

  Income Tax Expense

        Income tax expense consists of federal and state income taxes in the United States. For the nine months ended September 30, 2009, our effective tax rate in the United States was approximately 37%, although operating results of our international subsidiaries lowered our worldwide effective tax rate to 25% during this period. We expect our worldwide rate to be approximately 38% in 2009 and beyond assuming no general increase in U.S. federal or state income tax rates applicable to companies such as ours. However, we expect our income tax expense to increase in absolute dollars as our income continues to grow.

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

  •
  Income Taxes

  •
  Allowance for Doubtful Accounts Receivable

  •
  Sales Return Reserve

  Results of Operations

        The following table sets forth our consolidated statement of operations including dollar and percentage of change from the prior periods indicated:

	Three months ended September 30,		2009 versus 2008		Nine months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in thousands)
Revenue
Product	$58,151	$53,139	$5,012	9.4%	$149,663	$124,988	$24,675	19.7%
Subscription and service	9,065	6,664	2,401	36.0	24,297	18,143	6,154	33.9

Total revenue	67,216	59,803	7,413	12.4	173,960	143,131	30,829	21.5
Cost of revenue
Cost of product revenue	7,798	7,871	(73)	-0.9	20,934	17,869	3,065	17.2
Cost of subscription and service revenue	1,210	705	505	71.6	2,204	1,789	415	23.2

Total cost of revenue	9,008	8,576	432	5.0	23,138	19,658	3,480	17.7

Gross profit	58,208	51,227	6,981	13.6	150,822	123,473	27,349	22.1

Operating Expenses:
Sales and marketing	32,263	25,727	6,536	25.4	83,023	65,510	17,513	26.7
Research and development	6,125	5,018	1,107	22.1	21,069	13,308	7,761	58.3
General and administrative	11,914	8,889	3,025	34.0	44,967	26,272	18,695	71.2

Total operating expenses	50,302	39,634	10,668	26.9	149,059	105,090	43,969	41.8

Income (loss) from operations	7,906	11,593	(3,687)	-31.8	1,763	18,383	(16,620)	-90.4
Other income and expense:
Interest income	55	109	(54)	-49.5	109	423	(314)	-74.2
Interest expense	(8)	(194)	186	-95.9	(348)	(714)	366	-51.3
Other (expense) income	45	(31)	76	-245.2	81	81	0	0.0

Total interest and other income (expense), net	92	(116)	208	-179.3	(158)	(210)	52	-24.8

Income (loss) before income taxes	7,998	11,477	(3,479)	-30.3	1,605	18,173	(16,568)	-91.2
Income tax expense (benefit)	2,695	5,456	(2,761)	-50.6	399	9,222	(8,823)	-95.7

Net income (loss)	$5,303	$6,021	$(718)	-11.9	$1,206	$8,951	$(7,745)	-86.5

  Comparison of the three months ended September 30, 2009 and the three months ended September 30, 2008

  Revenue

	Three months ended September 30,				2009 versus 2008
	2009		2008		Change	% Change
	(dollars in thousands)
Product revenue	$58,151	86.5%	$53,139	88.9%	$5,012	9.4%
Subscription and service revenue	9,065	13.5	6,664	11.1	2,401	36.0

Total revenue	$67,216	100.0%	$59,803	100.0	$7,413	12.4

Revenue by sales channel:
Direct-to-consumer	$28,470	42.4%	$26,650	44.5%	$1,820	6.8
Kiosk	9,776	14.5	10,032	16.8	(256)	(2.6)
Global retail	12,689	18.9	8,905	14.9	3,784	42.5

Total consumer	50,935	75.8	45,587	76.2	5,348	11.7
Institutional	16,281	24.2	14,216	23.8	2,065	14.5

Total revenue	$67,216	100.0%	$59,803	100.0%	$7,413	12.4

        Our total revenue for the three months ended September 30, 2009 was $67.2 million, an increase of $7.4 million, or 12%, from the three months ended September 30, 2008.

  Consumer

        Consumer revenue was $50.9 million for the three months ended September 30, 2009, an increase of $5.3 million, or 12%, from the three months ended September 30, 2008. The increase in consumer revenue was attributable to a 12% increase in the average selling price of each unit, which accounted for a $5.4 million increase in revenue, partially offset by a 0.2% decrease in unit sales, which resulted in a $0.1 million decrease in revenue. The reduction in unit volume was due primarily to discontinuation of our entry level three-month online subscription offering in October 2008. Online three-month subscriptions decreased from approximately 9% of total unit sales to less than 1% of total unit sales for the three months ended September 30, 2008 and 2009, respectively. Our sales growth was driven by a 36% increase in our direct advertising expenditures as well as growth in our retail distribution network as the number of kiosks increased from 161 at September 30, 2008 to 224 at September 30, 2009. The increase in global retail revenues was primarily due to expansion of our product breadth and store presence within key retail partners combined with the addition of new retail channel partners.

        The growth in our average selling price per unit was primarily due to the expansion of our product offering combined with a change in our sales mix. In June 2008, we released our compact disc audio practice tool, the Audio Companion, for 14 languages and added it for another 7 languages in September 2008. In October 2008, we bundled our Audio Companion together with our core software application, which resulted in an increase of our average list prices of approximately 13%. In May 2009, we released levels 4 and 5 in English (US) and Spanish (Latin America) as well as Levels 1, 2, and 3 of Rosetta Stone Version 3 and the Audio Companion for four additional languages.

        All Version 3 solutions include three course levels, except English (US) and Spanish (Latin America), which include five course levels. Our current Version 2 solutions only include one level. Upon the release of a language in Version 3, we discontinue selling that language in Version 2 and, as a result, sales of Version 3 products replace sales of Version 2 products for that language. Our solutions are often purchased in sets including all available course levels for a language. The additional levels included in Version 3 results in a greater number of available products at our highest price point for a complete set. As a result of a shift in our sales mix towards more comprehensive set solutions, combined with the elimination of our three-month online subscription, our average selling price per unit increased during the three months ended September 30, 2009 compared to the 2008 period.

        Product revenue represented 93% of total consumer revenue for the three months ended September 30, 2009, with the balance attributable to subscription and service revenue.

  Institutional

        Institutional revenue was $16.3 million for the three months ended September 30, 2009, an increase of $2.1 million, or 15%, compared to the three months ended September 30, 2008. The increase in institutional revenue was primarily due to expansion of our direct sales force. As a result, we had a $1.5 million increase in government and military revenue and a $0.5 million increase in corporate revenue over the comparable prior year period.

        Product revenue represented 57% of total institutional revenue for the three months ended September 30, 2009, and subscription and service revenue represented 43% for the same period.

  Cost of Revenue and Gross Profit

	Three months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Revenue
Product	$58,151	$53,139	$5,012	9.4%
Subscription and service	9,065	6,664	2,401	36.0

Total revenue	67,216	59,803	7,413	12.4
Cost of revenue
Cost of product revenue	7,798	7,871	(73)	-0.9
Cost of subscription and service revenue	1,210	705	505	71.6

Total cost of revenue	9,008	8,576	432	5.0

Gross profit	$58,208	$51,227	$6,981	13.6

Gross margin percentages	86.6%	85.7%	0.9%

        Cost of revenue for the three months ended September 30, 2009 was $9.0 million, an increase of $0.4 million, or 5%, from the three months ended September 30, 2008. As a percentage of total revenue, cost of revenue decreased to 13% for the three months ended September 30, 2009, compared to 14% for the three months ended September 2008. Cost of subscription and service revenue increased by $0.5 million or 72%, as we released Rosetta Stone TOTALe, our new web-based service offering that includes a component of dedicated language conversation coaching. This increase was offset by a reduction in affiliate commissions and a reduction in amortization of core technology associated with the acquisition of Fairfield & Sons, Ltd., which was fully amortized in 2008. We expect our cost of revenue may increase as a percent of revenue in future periods if we see a shift in our sales mix toward a greater portion of service-based offerings.

  Operating Expenses

	Three months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Sales and marketing	$32,263	$25,727	$6,536	25.4%
Research and development	6,125	5,018	1,107	22.1
General and administrative	11,914	8,889	3,025	34.0

Total operating expenses	$50,302	$39,634	$10,668	26.9

  Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended September 30, 2009 were $32.3 million, an increase of $6.5 million or 25%, from the three months ended September 30, 2008. As a percentage of total revenue, sales and marketing expenses increased to 48% for the three months ended September 30, 2009, compared to 43% for the three months ended September 30, 2008. The dollar and percentage increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Advertising and marketing expenses grew by $2.2 million and were primarily related to TV media. In addition, we incurred $1.0 million in excess internet marketing costs associated with certain expanded test marketing programs. These programs were not successful and were eliminated in August 2009. We also expanded the number of our kiosks from 161 at September 30, 2008 to 224 at September 30, 2009, which resulted in $1.4 million of additional kiosk operating expenses, including rent and sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities increased by $1.7 million. These increases were offset by a $0.8 million reduction in amortization of the intangible assets associated with the acquisition of Fairfield & Sons, Ltd.

  Research and Development Expenses

        Research and development expenses were $6.1 million for the three months ended September 30, 2009 an increase of $1.1 million, or 22%, from the three months ended September 30, 2008. As a percentage of total revenue, research and development expenses increased to 9% for the three months ended September 30, 2009 compared to 8% for the three months ended September 30, 2008. The dollar and percentage increase was primarily attributable to additional personnel and consulting costs associated with the development of additional levels of our language courses, the expansion of our service-based offerings and other new product development activities.

  General and Administrative Expenses

        General and administrative expenses for the three months ended September 30, 2009 were $11.9 million, an increase of $3.0 million, or 34%, from the three months ended September 30, 2008. As a percentage of revenue, general and administrative expenses increased to 18% for the three months ended September 30, 2009 compared to 15% for the three months ended September 30, 2008. The dollar and percentage increase is primarily attributable to an increase in costs related to expanded finance, information technology and other administrative functions to support the overall growth in our business. Personnel-related costs increased $0.6 million with a corresponding increase in communications, training, recruitment, travel and other support costs of $0.7 million and new office space and equipment depreciation costs of $0.5 million.

  Interest and Other Income (Expense)

	Three months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Interest income	$55	$109	$(54)	-49.5%
Interest expense	(8)	(194)	186	-95.9%
Other income (expense)	45	(31)	76	-245.2%

Total	$92	$(116)	$208	-179.3%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended September 30, 2009 was $55,000, a decrease of $54,000, or 50%, from the three months ended September 30, 2008. The reduction was due to a decrease in the interest rate realized on cash and cash equivalents.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of September 30, 2009. Interest expense for the three months ended September 30, 2009 was $8,000, a decrease of $0.2 million, or 96%, from the three months ended September 30, 2008. The decrease was primarily due to the retirement of our previous Madison Capital term loan. We expect interest expense to be minimal in future periods as we used proceeds from the initial public offering to repay the outstanding balance of our long-term debt with Wells Fargo in April 2009.

        Other income (expense) for the three months ended September 30, 2009 was $45,000, an increase of $76,000, or 245%, from the three months ended September 30, 2008. The increase was primarily due to an increase in foreign exchange gain.

  Income Tax Expense

	Three months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Income tax expense	$2,695	$5,456	$(2,761)	-50.6%

        Income tax expense for the three months ended September 30, 2009 was $2.7 million compared to $5.5 million for the three months ended September 30, 2008. The decrease was the result of a decrease of $3.5 million in pre-tax income for the three months ended September 30, 2009 and a lower effective tax rate, compared to the three months ended September 30, 2008. Our effective tax rate decreased to 34% for the three months ended September 30, 2009 compared to an effective tax rate of 48% for the three months ended September 30, 2008. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and a change in our transfer pricing agreements.

        We determine the pricing among our associated entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made changes to the transfer pricing agreements effective January 1, 2009. The resulting change in geographic distribution of income contributed to a lower effective tax rate as compared to the three months ended September 30, 2008.

        We do not currently recognize income tax benefit on the tax losses of our foreign subsidiaries. Neither our U.K. nor our Japan subsidiary has produced sustainable pretax profits as of September 30, 2009 and accordingly we have placed valuation allowances on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As we continue operations in accordance with the revised transfer pricing agreements, we will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

  Comparison of the nine months ended September 30, 2009 and the nine months ended September 30, 2008

  Revenue

	Nine months ended September 30,				2009 versus 2008
	2009		2008		Change	% Change
	(dollars in thousands)
Product revenue	$149,663	86.0%	$124,988	87.3%	$24,675	19.7%
Subscription and service revenue	24,297	14.0	18,143	12.7	6,154	33.9

Total Revenue	$173,960	100.0	$143,131	100.0	$30,829	21.5

Revenue by sales channel:
Direct-to-Consumer	$79,358	45.6%	$66,266	46.3%	$13,092	19.8
Kiosk	27,276	15.7	24,184	16.9	3,092	12.8
Global Retail	27,552	15.8	21,232	14.8	6,320	29.8

Total Consumer	134,186	77.1	111,682	78.0	22,504	20.2
Institutional	39,774	22.9	31,449	22.0	8,325	26.5

Total Revenue	$173,960	100.0	$143,131	100.0	$30,829	21.5

        Total revenue for the nine months ended September 30, 2009 was $174.0 million, an increase of $30.8 million, or 22%, from the nine months ended September 30, 2008.

  Consumer

        Consumer revenue was $134.2 million for the nine months ended September 30, 2009 an increase of $22.5 million, or 20%, from the nine months ended September 30, 2008. The increase in consumer revenue was attributable to a 21% increase in the average selling price of each unit, which accounted for a $23.9 million increase in revenue partially offset by a 1% decrease in unit sales, which resulted in a $1.4 million decrease in revenue. Unit sales remained relatively flat year to year. The unit decrease was due to the discontinuation of our entry level 3-month online subscription offering in October 2008. Online 3-month subscriptions decreased from approximately 12% of total unit sales to 3% of total unit sales for the nine months ended September 30, 2008 and 2009, respectively. In addition, we also received a $2.6 million initial stocking order from Barnes & Noble in June 2008 to support their expansion of our product line to over 650 of their stores nationally. Excluding the inventory stock order and 3-month subscriptions sales, unit sales increased 9%. Overall sales growth was driven by a 27% increase in our direct advertising spend as well as growth in our retail distribution network as the number of kiosks increased from 161 at September 30, 2008 to 224 at September 30, 2009, and Barnes & Noble expanded our store presence from approximately 70 stores to over 650 stores in June 2008. We believe that our revenue growth in our United States consumer channels may slow in future periods due to the current economic weakness.

        The growth in our average selling price per unit was primarily due to the expansion of our product offering combined with a change in our sales mix. In June 2008, we released our compact disc audio practice tool, the Audio Companion, for 14 languages and added it for another seven languages in September 2008. In October 2008, we bundled our Audio Companion together with our core software application, which resulted in an increase of our average list prices of approximately 13%. We also released 11 additional Version 3 languages during the second half of 2008. In May 2009, we released

Levels 4 and 5 in English (US) and Spanish (Latin America) as well as four additional Version 3 languages. We also experienced a shift in sales mix, as Level 1-2-3 set sales increased from approximately 30% of total unit sales for the nine months ended September 30, 2008 to approximately 45% of total unit sales in the nine months ended September 30, 2009. In addition, our three-month online subscription was our lowest priced product and was eliminated in October 2008. As a result of a shift in our sales mix towards more comprehensive set solutions, combined with the elimination of our three-month online subscription, our average selling price per unit increased during the nine months ended September 30, 2009 compared to the 2008 period.

        All Version 3 solutions include three course levels, except English (US) and Spanish (Latin America), which include five course levels. Our current Version 2 solutions only include one level. Upon the release of a language in Version 3, we discontinue selling that language in Version 2 and, as a result, sales of Version 3 products replace sales of Version 2 products for that language. Our solutions are often purchased in sets including all available course levels for a language. The additional levels included in Version 3 results in a greater number of available products at our highest price point for a complete set.

        Product revenue represented 92% of total consumer revenue for the nine months ended September 30, 2009, with the balance attributable to subscription and service revenue.

  Institutional

        Institutional revenue was $39.8 million for the nine months ended September 30, 2009, an increase of $8.3 million, or 27%, compared to the nine months ended September 30, 2008. The increase in institutional revenue was primarily due to growth of our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we had a $4.2 million increase in education and home school revenue, a $3.1 million increase in government and military revenue and a $1.0 million increase in corporate and non-profit revenue over the comparable prior year period.

        Product revenue represented 55% of total institutional revenue for the nine months ended September 30, 2009, and subscription and service revenue represented 45% for the same period.

  Cost of Revenue and Gross Profit

	Nine months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Revenue
Product	$149,663	$124,988	$24,675	19.7%
Subscription and service	24,297	18,143	6,154	33.9

Total revenue	173,960	143,131	30,829	21.5
Cost of revenue
Cost of product revenue	20,934	17,869	3,065	17.2
Cost of subscription and service revenue	2,204	1,789	415	23.2

Total cost of revenue	23,138	19,658	3,480	17.7

Gross profit	$150,822	$123,473	$27,349	22.1

Gross margin percentages	86.7%	86.3%	0.4%

        Cost of revenue for the nine months ended September 30, 2009 was $23.1 million, an increase of $3.5 million, or 18%, from the nine months ended September 30, 2008. As a percentage of total revenue, cost of revenue decreased to 13% for the nine months ended September 30, 2009 compared to 14% for the nine months ended September 30, 2008. The dollar increase in cost of revenue was primarily attributable to expansion of our product offering combined with a change in our sales mix, offset in part by the absence in the 2009 period of intangible amortization related to core technology associated with the acquisition of Fairfield & Sons, Ltd., which was fully amortized in 2008. We expect our cost of revenue may increase as a percent of revenue in future periods if we see a shift in our sales mix toward a greater portion of service-based offerings.

  Operating Expenses

	Nine months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Sales and marketing	$83,023	$65,510	$17,513	26.7%
Research and development	21,069	13,308	7,761	58.3
General and administrative	44,967	26,272	18,695	71.2

Total operating expenses	$149,059	$105,090	$43,969	41.8

  Sales and Marketing Expenses

        Sales and marketing expenses for the nine months ended September 30, 2009 were $83.0 million, an increase of $17.5 million or 27%, from the nine months ended September 30, 2008. As a percentage of total revenue, sales and marketing expenses increased to 48% for the nine months ended September 30, 2009 from 46% for the nine months ended September 30, 2008. The dollar and percentage increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Advertising and marketing expenses grew by $6.6 million and were primarily related to TV and radio media and internet marketing. We also expanded the number of our kiosks from 161 at September 30, 2008 to 224 at September 30, 2009, which resulted in $4.5 million of additional kiosk operating expenses, including rent and sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $5.0 million. The stock compensation charge related to common stock awarded to key employees resulted in a $0.4 million increase in sales and marketing expense. Completion in January 2009 of the amortization of the intangible assets associated with the 2006 acquisition of Fairfield & Sons, Ltd. resulted in a $2.3 million reduction in amortization expense in the 2009 period compared to the 2008 period.

  Research and Development Expenses

        Research and development expenses for the nine months ended September 30, 2009 were $21.1 million, an increase of $7.8 million, or 58%, from the nine months ended September 30, 2008. As a percentage of total revenue, research and development expenses increased to 12% for the nine months ended September 30, 2009 compared to 9% for the nine months ended September 30, 2008. The dollar and percentage increase was primarily attributable to a stock compensation charge related to common stock awarded to key employees resulting in a $5.0 million increase in research and development expense. In addition, research and development expenses increased by $3.0 million due to the addition of new product development personnel associated with the development of new products and services that are complementary to our existing solutions.

  General and Administrative Expenses

        General and administrative expenses for the nine months ended September 30, 2009 were $45.0 million, an increase of $18.7 million, or 71%, from the nine months ended September 30, 2008. As a percentage of revenue, general and administrative expenses increased to 26% for the nine months ended September 30, 2009 compared to 18% for the nine months ended September 30, 2008. The dollar and percentage increase was primarily attributable to a stock compensation charge related to common stock awarded to key employees resulting in a $13.4 million increase in general and administrative expense. In addition, general and administrative expenses increased due to greater personnel related costs as we expanded our finance, information technology and other administrative functions to support the overall growth in our business. Personnel-related costs increased $2.8 million with a corresponding increase in communications, training, recruitment, travel and other support costs of $0.9 million and new office space and equipment depreciation costs of $0.7 million.

  Stock-Based Compensation Charge

        Included in each of the respective operating expense lines for the nine months ended September 30, 2009 is a portion of the $18.8 million charge related to common stock awarded to 10 of our key employees in April 2009 equal to a total of 591,491 shares. The following table presents the stock-based compensation charge by operating expense line item (in thousands):

Nine Months Ended September 30, 2009
Cost of sales	$—
Sales and marketing	377
Research and development	5,033
General and administrative	13,393

Total	$18,803

  Interest and Other Income (Expense)

	Nine months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Interest income	$109	$423	$(314)	-74.2%
Interest expense	(348)	(714)	366	-51.3
Other income (expense)	81	81	0	0.0

Total	$(158)	$(210)	$52	-24.8

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the nine months ended September 30, 2009 was $0.1 million, a decrease of $0.3 million, or 74%, from the nine months ended September 30, 2008.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of September 30, 2009. Interest expense for the nine months ended September 30, 2009 was $0.3 million, a decrease of $0.4 million, or 51%, from the nine months ended September 30, 2008. The decrease was primarily due to the retirement of our previous Madison Capital term loan. Other income for the nine months ended September 30, 2009 was $81,000, which remained consistent compared to the nine months ended September 30, 2008.

  Income Tax Expense

	Nine months ended September 30,		2009 versus 2008
	2009	2008	Change	% Change
	(dollars in thousands)
Income tax expense	$399	$9,222	$(8,823)	-95.7%

        Income tax expense for the nine months ended September 30, 2009 was $0.4 million compared to $9.2 million for the nine months ended September 30, 2008. The decrease was the result of a decrease of $16.6 million in pre-tax income for the nine months ended September 30, 2009 and a lower effective tax rate, compared to the nine months ended September 30, 2008. Our effective tax rate decreased to 25% for the nine months ended September 30, 2009 compared to an effective tax rate of 51% for the nine months ended September 30, 2008. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and a change in our transfer pricing agreements.

        We determine the pricing among our associated entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made changes to the transfer pricing agreements effective January 1, 2009. The resulting change in geographic distribution of income contributed to a lower effective tax rate as compared to the nine months ended September 30, 2008.

        We do not currently recognize income tax benefit on the tax losses of our foreign subsidiaries. Neither our U.K. nor our Japan subsidiary has produced sustainable pretax profits as of September 30, 2009 and accordingly we have placed valuation allowances on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As we continue operations in accordance with the revised transfer pricing agreements, we will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

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

  Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel-related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from operations. Since our inception, we have financed our operations solely through cash flow from operations with the exception of the acquisition of Fairfield & Sons, Ltd., which was funded in part through the sale of preferred and common stock and a $17.0 million term loan from Madison Capital Funding LLC. At September 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $71.2 million and available borrowings under our credit facility.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.75% as of September 30, 2009. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. In April 2009, we completed our initial public offering and received net proceeds of $48.8 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay Wells Fargo the outstanding principal and interest of the revolving credit facility. The full $12.5 million under the Wells Fargo revolving credit facility remains available to us for borrowing, subject to specified conditions.

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

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $12.7 million for the nine months ended September 30, 2008. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation, amortization and stock compensation expense. Net income totaled $1.2 million for the nine months ended September 30, 2009 compared to net income of $9.0 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we incurred depreciation, amortization and stock compensation expense in the amount of $25.0 million, compared to $6.4 million for the nine months ended September 30, 2008. Decreases in amortization resulting from the full amortization of intangible assets in January 2009 were partially offset by increases in depreciation on tangible assets associated with the expansion of the business. The increase in stock-based compensation expense was the result of an $18.5 million expense associated with the issuance of common stock, restricted stock, restricted stock units and stock options.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $7.2 million for the nine months ended September 30, 2009, compared to $4.3 million for the nine months ended September 30, 2008, an increase of $2.9 million, or 68%. Our investing activities during these periods related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth.

  Net Cash Provided by (Used In) Financing Activities

        Net cash provided by financing activities was $31.4 million for the nine months ended September 30, 2009, compared to net cash used in financing activities of $2.2 million for the nine months ended September 30, 2008. Net cash provided by financing activities during the nine months ended September 30, 2009 primarily related to $49.2 million in proceeds from our initial public offering, offset by the $9.9 million payment of the balance outstanding under our revolving credit facility and the $7.9 million payment of taxes associated with the common stock grant to some of our key employees.

        We believe that our current cash and cash equivalents and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements at least through September 30, 2010. Thereafter, we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

  Contractual Obligations

        The following table summarizes our contractual obligations at September 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Operating lease obligations	$15,224	$7,315	$5,555	$2,261	$93

Total	$15,224	$7,315	$5,555	$2,261	$93

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors

        There have been no material changes from risk factors previously disclosed in our quarterly report on Form 10-Q filed on August 11, 2009 with the Securities and Exchange Commission for the quarterly period ended June 30, 2009. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed below and in other documents we file with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

        International sales accounted for approximately 5% of our revenue for the years ended December 31, 2007 and 2008, and 7% of our revenue for the nine months ended September 30, 2009, respectively. Our business strategy contemplates continued expansion into international markets. We are currently expanding our direct sales channels in Europe and Asia. In addition, we are expanding our indirect sales channels in Europe, Asia and Latin America through retailer and distributor arrangements with third parties. If we are unable to expand our international operations successfully and in a timely manner, our ability to pursue our growth strategy will be impaired. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally.

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

        We offer consumers who purchase our packaged software and audio practice products directly from us an unconditional full money-back six-month guarantee. We also permit some of our retailers and distributors to return packaged products, subject to limitations. For the year ended December 31, 2008 and the nine months ended September 30, 2009, sales returns were approximately 6.1% and 7.1% of total revenue, respectively. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could hurt our reported financial results.

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

        We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers are highly concentrated on a small group, including Amazon.com, Apple, Barnes & Noble, Borders and Office Depot. We expect that our arrangements with these retailers and distributors will continue to generate significant revenue for us. Sales to or through our retailers and distributors accounted for approximately 17% and 14% of our revenue for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively.

        We have no control over the amount of products that these retailers purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers will not promote competitors' products over our products or enter into exclusive relationships with competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a potentially significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether. In addition, if one or more of such retailers or distributors were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts. In addition, any bankruptcy, liquidation, insolvency or other failure of any of these retailers or distributors could result in significant financial loss and cause us to lose revenue in future periods.

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

        As of December 31, 2006, we had 81 kiosks selling our products directly to consumers. As of September 30, 2009, we had increased the number of kiosks selling our products to 224. In order to successfully grow this sales channel we must be able to hire, train, motivate and retain sales personnel to staff these kiosks. These kiosks are small and widely dispersed, and, as such, are operated without substantial hands-on management or oversight by us. As a result, we depend on our kiosk sales personnel to effectively manage sales, customer issues and reporting of financial transactions from these kiosks. The opening and success of new kiosks will depend upon various additional factors, including our ability to identify suitable locations and our ability to negotiate site licenses on acceptable terms and labor costs. Specifically, we must identify and negotiate cost-effective site licenses for kiosk locations that will generate sufficient consumer demand. Many of these site licenses contain terms and conditions that are highly favorable to licensors including allowing licensors to cancel them on short notice, sometimes as little as thirty days, and broad indemnification terms in favor of licensors. If competition for kiosk space increases, license rates may increase and other terms may become even less favorable to us, resulting in lower profitability. Our failure to properly manage the expansion of this sales channel could cause us to lose revenue and increase our expenses.

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

        For the year ended December 31, 2008 and the nine months ended September 30, 2009, we derived approximately 4% and 6% of our revenue from sales to U.S. government agencies and armed forces. Government sales entail a variety of risks including:

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

Our software products must interoperate with computer operating systems of our customers. If we are unable to ensure that our products interoperate properly with customer systems, our business could be harmed.

        Our products must interoperate with our customers' computer systems, including student learning management systems of our institutional customers. As a result, we must continually ensure that our products interoperate properly with these systems. Changes in operating systems, the technologies we incorporate into our products or the computer systems our customers use may damage our business. For example, our online Version 2 software subscriptions, which we offer in six languages, does not currently operate properly with the newly released Microsoft Windows 7 and Mac OS X operating systems.

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

        As of September 30, 2009, funds affiliated with ABS Capital Partners beneficially owned in the aggregate shares representing approximately 25% of our outstanding voting power. Two managing members of the general partner of ABS Capital Partners currently serve on our board of directors. Additionally, as of September 30, 2009, Norwest Equity Partners VIII, LP, or Norwest, beneficially owned in the aggregate shares representing approximately 16% of our outstanding voting power. One managing member of the general partner of Norwest currently serves on our board of directors. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

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

In prior periods, we identified material weaknesses in our internal controls that could result in material misstatements in our financial statements. Although we have remediated the weaknesses, if we do not maintain adequate internal controls over financial reporting, it could impair our ability to comply with the accounting and reporting requirements applicable to public companies.

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

        Because of these material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements relating to the periods that these material weaknesses existed was not prevented or detected. We have taken steps to remediate our material weaknesses, including hiring additional accounting and finance personnel and engaging consultants. Although we believe we have remediated these material weaknesses and significant deficiencies and did not identify any new material weaknesses or significant deficiencies in relation to our consolidated financial statements for the year ended December 31, 2008 or the interim nine month period ending September 30, 2009, we cannot be certain that our efforts to remediate these internal control weaknesses were successful or that similar material weaknesses will not recur.

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

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline substantially. As of September 30, 2009, approximately 20.4 million shares of our common stock were outstanding. Of these shares, the 7.2 million shares of our common stock sold in our initial public offering were freely tradable, without restriction, in the public market and more than 99% of the remaining shares were subject to 180-day contractual lock-up agreements with our underwriters entered into in connection with our initial public offering. The lock-up agreements expire October 12, 2009 and all these shares are now freely tradable.

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

Date: November 13, 2009