Form 10-K
period 2009-12-31
ROSETTA STONE INC
filed 2010-03-10
CIK 1351285

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 1-34283

Rosetta Stone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	043837082 (I.R.S. Employer Identification No.)
1919 North Lynn St., 7th Fl, Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

Registrant's telephone number, including area code:
 800-788-0822

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00005 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $300 million as of June 30, 2009 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

         As of March 2, 2010, there were 20,251,027 shares of common stock outstanding.

         Documents incorporated by reference:    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders to be held on May 26, 2010 are incorporated by reference into Part III.

PART I

Item 1.    Business

Overview

        We are a leading provider of technology-based language learning solutions. We develop, market and sell language learning solutions consisting of software, online services and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content, and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language learning solutions in 31 languages. Our customers include individuals, educational institutions, armed forces, government agencies and corporations.

        People throughout the world seek to learn foreign languages for a variety of reasons, including to learn about other cultures, to communicate with friends and family, to enhance their career prospects, to travel internationally and to obtain personal enjoyment and enrichment. According to a December 2007 industry analysis we commissioned from The Nielsen Company, a market research firm, which we refer to as the Nielsen survey, the language learning industry worldwide represented over $83 billion in consumer spending in 2007, of which more than $32 billion was for self-study. According to the Nielsen survey, the language learning industry in the United States, where we generated 92% of our revenue in 2009, represented over $5 billion in consumer spending in 2007, of which over $2 billion was for self-study.

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages. This has enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 82% of our revenue in 2009 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Office Depot and Borders. According to an August 2008 survey we commissioned from Global Market Insite Inc., or GMI, a market research services firm, which we refer to as the GMI survey, Rosetta Stone is the most recognized language learning brand in the United States. Additionally, of those surveyed who had an opinion of our brand, over 80% associated it with high quality and effective products and services for teaching foreign languages. January and February 2009 internal studies showed aided brand awareness for Rosetta Stone in the US was approximately 74-79%, based on general population surveys and confirmed that Rosetta Stone is the most recognized language learning brand in the United States.

        We grew our revenue from $25.4 million in 2004 to $252.3 million in 2009, representing a 58% compound annual growth rate.

Our Industry

        Market Size.    According to the Nielsen survey, the worldwide language learning industry represented more than $83 billion in consumer spending in 2007, of which more than $32 billion was for self-study. The Nielsen survey also estimated that the language learning industry in the United States, where we generated 92% of our revenue in 2009, represented more than $5 billion in consumer spending in 2007, of which more than $2 billion was for self-study. In a more recent study in 2009 we estimated the language learning industry represented more than $4.5 billion in consumer spending, of which $2.4 billion was for self-study.

        The language learning market is highly fragmented and consists of the following primary models: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio tapes and software that rely on grammar and translation; and free online offerings that provide basic content and opportunities to practice writing and speaking.

        Key Drivers of Demand in Language Learning Market.    We believe that language learning is becoming more important and valued by individuals and institutions in the United States and throughout the world. The demand for language learning is driven in part by:

  •
  individuals seeking the enjoyment and enrichment brought by learning a language;

  •
  professionals conducting business in a global economy;

  •
  schools seeking to educate their students in local and foreign languages;

  •
  companies training their employees;

  •
  leisure travelers seeking language proficiency for independent international travel;

  •
  armed forces training soldiers to communicate in foreign languages;

  •
  immigrants and expatriates seeking to successfully function in their new environments;

  •
  individuals connecting with their ethnic and family roots; and

  •
  parents supplementing their children's education.

        Limitations of Traditional Methods for Language Learning.    The human brain has a natural capacity to learn languages. Children learn their native language without using rote memorization or adult analytical abilities for grammatical understanding. They learn at their own pace through their immersion in the language spoken around them and using trial and error. They do not rely on translation. By contrast, foreign languages have traditionally been taught by focusing on memorization, grammar translation and word translation, typically in an academic classroom setting. This traditional method involves learning complex grammar rules, conjugating verbs and memorizing vocabulary lists. Students have little practice speaking or listening in the classroom, and practice outside the classroom typically involves rote listening to audio recordings and pronunciation exercises, with little or no feedback on pronunciation accuracy. Many students who were taught languages using the traditional method regard it as ineffective and boring.

        Emergence of Immersion Language Learning.    To address some of the shortcomings of traditional language learning methods, language learning specialists have developed an alternative method for teaching language known as immersion learning, in which only the target language is spoken. We believe that immersion learning is more effective than the traditional translation and grammar method in helping learners move towards conversational fluency. Immersion learning provides a more natural, direct learning environment, where the learner deduces meaning and develops an intuition of language structure. This is similar to the manner in which children learn their native language, without an awareness of formal grammar rules or the necessity to translate. Most immersion learning programs, however, require either one-on-one teaching, a small group course or travel to a foreign country. These programs can cost several thousand dollars and are less convenient than self-study alternatives.

        Use of Interactive Technologies.    There has been a rapid adoption of interactive technologies and software tools to help learning in both consumer and institutional markets, supported by the rapid increase in computing technologies and internet use. According to a 2008 report by Euromonitor

International, Inc., a market research firm, there will be more than one billion personal computers in use, and 1.7 billion internet users, by 2009. Given busy lifestyles, adult language learners seek solutions that work flexibly and do not require physical classroom attendance. Educators are interested in deploying learning tools that are relevant to their students, who have had extensive exposure to computer software and interactive games. Corporations are recognizing the value and effectiveness of using their technology investment to help increase the skills of their workforce. According to a July 2007 report by Global Industry Analysts, Inc., a market research firm, the global demand for the delivery of instructional content through the use of electronic technology, or eLearning, will grow an average of 21% annually between 2007 and 2010, reaching a total estimated value of $53 billion by 2010.

        The Need for a High-Quality, Trusted Solution.    Consumers and institutions face a confusing array of alternatives when choosing a language course due to the fragmented nature of the language learning market. Most providers of language learning offer little information to potential customers about their teaching methods and do not have well known brands. The few major internationally known language learning providers generally offer only classroom instruction, which is not convenient for all prospective language learners. In addition, there are numerous self-study courses in the market available at a variety of price points, most of which are offered as audio and books and do not provide an interactive, immersion learning experience. There are also many community websites that provide free opportunities to practice.

        We believe that language learners seek a trusted name-brand solution that is more convenient and affordable than classroom alternatives, and more effective, interactive and engaging than other self-study options. We believe the combination of these elements is not offered by traditional providers of language instruction.

The Rosetta Stone Solution

        Our mission is to change the way people learn languages. We believe our solutions provide an effective way to learn languages in a convenient and engaging manner. Our approach, called Dynamic Immersion, eliminates translation and grammar explanation and is designed to leverage the innate, natural language learning ability that children use to learn their native language. We consider traditional translation and grammar methods as obstacles that delay and impede the successful acquisition of language proficiency, and our solutions avoid those elements. Our computer-based self-study courses allow our customers to learn using the immersion method on their own schedule and for a price that is significantly lower than most classroom-based or one-on-one alternatives. Although other audio and software publishers claim to teach with immersion methods, we believe that we are the only self-study solution that teaches strictly without any translation or explicit grammar explanations. Our proprietary solutions have been developed over the past 16 years by professionals with extensive linguistic, educational and instructional technology expertise. We estimate that our content library consists of more than 25,000 individual photographic images and more than 400,000 professionally recorded sound files. We design the sequencing of our content to optimize learning. The result is a rigorous and complete language learning curriculum that is also designed to be flexible, fun and convenient.

        Our language learning solutions are built upon a flexible software platform that supports multiple languages and is deployable on personal computers, on local networks and online. The platform incorporates a number of proprietary technologies that are key to enabling language learning, including:

  •
  speech recognition that is focused on the unique challenges of language learners;

  •
  Adaptive Recall algorithms that repeat content at scheduled intervals to promote long-term retention;

  •
  reporting features and curriculum options designed to enhance the effectiveness and administration of classroom, enterprise and home school learning; and

  •
  an intuitive user interface that assists the learner's transition from listening comprehension to speaking.

        Rosetta Stone offers a broad product suite, with courses currently available in 31 languages. Our courses are available in up to five levels of proficiency per language, with each level providing approximately 40 hours of instruction and containing multiple units, lessons and activities.

        In July 2009, we introduced Rosetta Stone TOTALe, an online language learning solution that integrates our online courses with coach-led practice sessions, fun and engaging language games, interaction with native speakers and live support from customer service agents.

        We also provide an online peer-to-peer practice environment called SharedTalk, at www.sharedtalk.com, where registered language learners meet for language exchange to practice their foreign language skills. During 2009, we had more than 125,000 active SharedTalk users.

        Our innovative solutions have received numerous awards and recognitions, including our placing #14 on the 2009 Inc. 5000 list for the education industry, the 2009 National Parenting Publications Awards (NAPPA) Honors Award for Rosetta Stone Version 3 Personal Edition, four classroom specific awards in 2009 for Classroom Version 3, two enterprise specific awards in 2009, the 2008 CODiE awards for best corporate learning solution and best instructional solution in other curriculum areas sponsored by the Software & Information Industry Association, the 2008 education product of the year awarded by MacWorld, the 2008 BESSIE multilevel foreign language award for Spanish Levels 1, 2, and 3 awarded by ComputED Gazette in 2008, the 2008 EDDIE Award for our classroom edition as the best foreign language website awarded by ComputED Gazette, the 2007 EDDIE multilevel foreign language award for Chinese levels 1 and 2 and a 2007 multilevel English-as-a-second-language, or ESL, award for English levels 1, 2, and 3 awarded by ComputED Gazette.

Competitive Strengths

        We consider the foundations of our success to be the quality and breadth of our solutions, the strength of our brand and our direct distribution model. Together, we believe these elements represent a business model with attractive economics that differentiates us from other language learning providers. The quality of our solutions supports our price point, which in turn allows us to deploy a multi-channel marketing effort and a broad-based direct distribution network. We focus on educating consumers about the benefits of our solutions by leveraging our advertising and our kiosk network to drive customers to our call centers and websites, where they can learn about our solutions, try product demonstrations and then transact directly with us.

        We believe our competitive strengths include:

        Advanced Technology-Enabled Language Learning System.    Our proprietary solutions combine effective immersion learning with the benefits of flexibility and interactivity to provide for an efficient and engaging language learning experience. We intend to remain at the forefront of technological and pedagogical advances in language learning.

        Scalable and Adaptable Platform and Content.    Our solutions are designed to be efficiently delivered across multiple languages, systems and geographic markets. For example, we deploy many of the same images and image combinations across multiple languages, which accelerates our ability to add new languages. Because our solutions do not rely upon translation from the target language into the learner's native language, they require only modest localization to be used by learners from other native language backgrounds. This facilitates our ability to sell our existing language courses in new international markets. In addition, our software platform is engineered to work in the same way both online and locally installed, allowing for multiple delivery methods. We also use the same platform for all editions of our solutions: personal, enterprise, classroom and home school.

        Effective Multi-Channel Marketing and Distribution Model.    We believe that our multi-channel marketing and distribution strategy is a competitive strength because it enables us to market and serve our diverse customer base more broadly and make marketing impressions with a high frequency and at a relatively low cost per impression. As compared to competitors that rely primarily on retailers or online vendors to sell their products, our direct marketing and distribution strategy enables us to exert more control over our own growth and the customer experience. Our marketing, sales and distribution efforts are highly integrated and focused on direct interaction with consumers. As a result, we are able to present a tightly controlled and unified message to the marketplace. Our television, online, print and radio advertising includes a "call to action" that drives customers directly to our websites and call centers, where we seek to convert them to sales. Our marketing tools and techniques allow us to attribute sales results to specific marketing initiatives. We utilize this data to continuously improve the efficiency of our websites, call centers, advertising and media planning and buying. We also operated 242 kiosks as of December 31, 2009, which extend our direct interaction with customers and allow them to experience our solutions with the guidance of one of our product specialists. Our kiosks are located in airports, malls and other strategic, high-traffic locations. In our institutional markets, sales efforts are led by our direct sales force. We conduct our institutional marketing primarily through tradeshows and customer visits. Our marketing campaigns also support this channel. We augment our direct distribution network with select retailers, including Amazon.com, Apple, Barnes & Noble and Borders. We also offer our products in a limited number of ZoomShop unmanned automated kiosks. During the year ended December 31, 2009, approximately 82% of our revenue came from our direct channels, including our websites, call centers, kiosks and institutional sales force, and the remainder was attributable to sales through retailers.

        Leading and Trusted Brand, with a Differentiated, High-Quality Positioning.    According to the GMI survey, Rosetta Stone is the most recognized brand of language learning solutions in the United States. Additionally, of those surveyed who had an opinion of our brand, over 80% associated the brand with high-quality and effective products and services for teaching foreign languages. We believe we have positioned Rosetta Stone as a premium brand and a trusted choice for learning languages. Our marketing message centers on key points of differentiation from our competitors' traditional language offerings by focusing on our learners' own intrinsic competence. We believe that continued marketing and brand building will drive broader demand for our products and help us pursue our goal of making Rosetta Stone the preeminent language learning brand.

        Enthusiastic and Loyal Customer Base.    Our customers exhibit loyalty and enthusiasm for our products and many promote sales of our products through word-of-mouth referrals. Our latest survey of our individual customers in the United States, completed in August 2009, revealed that 90% of respondents expressed satisfaction with our solutions, with a satisfaction rating of 6 or higher on a 10-point scale, and 88% would recommend our solutions to friends or colleagues. Our latest survey of our institutional customers in the United States, completed in February 2010, revealed that 85% of respondents expressed satisfaction with our solutions, with a satisfaction rating of 6 or higher on a 10-point scale, and 83% said that they would recommend our solution to other organizations.

        Effective Products.    We believe our solutions are effective. According to a January 2009 study we commissioned from Roumen Vesselinov, Ph.D, visiting assistant professor, Queens College, City University of New York, after 55 hours of study using our Spanish program the average WebCAPE score will be at a level sufficient to fulfill the requirements for one semester of study in a college that offers six semesters of Spanish. Statistically, the study concluded that such an outcome would occur with 95% confidence. WebCAPE, which stands for Web-based Computer Adaptive Placement Exam, is a standardized test which, according to their website, is used by over 500 colleges and universities for placement. In addition, approximately 64% of the students participating in the study increased their oral proficiency by at least one level on a seven-level scale based on the American Council on the Teaching of Foreign Languages (ACTFL) OPIc test, which is used worldwide by academic institutions, government agencies, and private corporations for evaluating oral language proficiency.

        In May 2009, we commissioned Rockman et al, an independent evaluation research and consulting firm, to conduct a quantitative study to measure the effectiveness of the Rosetta Stone solution including new Rosetta Stone TOTALe, and product features such as Rosetta Studio, our live online language learning practice sessions with dedicated conversation coaches. According to the study, after 64 hours of study with Rosetta Stone Spanish (Latin American) and six hours of Rosetta Studio sessions, 78% of the students participating in the study increased their oral proficiency by at least one level on the seven-level scaled developed by ACTFL. Based on the overall results from the research study, the researchers from Rockman et al concluded that the Rosetta Stone solution is both an effective and efficient means of learning foreign languages.

Our Strategy

        Our goal is to strengthen our position as a leading provider of language learning solutions through the following strategies:

        Extend Our Technological and Product Leadership.    We intend to apply new technologies to maintain our product leadership. We currently are working on a variety of product development initiatives. For example, in July 2009, we introduced Rosetta Stone TOTALe, a new web-based service that extends our existing language courses by offering opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization, offering online learning games and interaction with native speakers and offering live support from customer service agents. We provide Rosetta Stone TOTALe primarily as a bundle with our software and audio offerings. At the same time, we expect to provide augmented free peer-to-peer language practice, building on our existing success with www.sharedtalk.com. In addition, we are evaluating opportunities to extend our learning solutions to hand-held devices, and we intend to continue to advance our proprietary software platform and our speech recognition technology.

        Expand Our Core Product Portfolio.    We plan to expand our product portfolio by adding more advanced course levels for our existing languages. We give learners the option to purchase our solutions at a single level of difficulty, or as a bundle of all available levels. Currently, six of our languages are offered in all five levels of proficiency and another 19 of our languages are offered in the first three levels of proficiency. Our other six languages are available in only one level of proficiency. We also plan to add new languages and new skill development and remediation courses for advanced language learners. We believe that there is an opportunity to increase our revenue as we introduce additional levels of proficiency to our existing languages. In addition, we believe that there may be opportunities for us to introduce additional language learning solutions containing industry-specific content.

        Increase U.S. Market Share.    To increase our penetration of the U.S. market and expand our brand awareness, we intend to increase our marketing campaigns through the purchase of additional television, print, radio and online advertising, and to explore new media channels. We believe that our multi-channel marketing model helps to build greater brand awareness, which over time will further increase our marketing efficiency. We also intend to continue to add select retail relationships and kiosks. For example, a selection of our solutions has become available in Office Depot, Books-A-Million and London Drugs retail outlets. For our institutional business, we expect to expand our direct sales force along with our institutional marketing activities. During the third quarter of 2010 we plan to introduce a new version of our core offering called Rosetta Stone Version 4 TOTALe, which integrates our current Version 3 language learning software solution with our Rosetta Stone TOTALe web-based service offering that includes socialization features and dedicated language conversation coaches.

        Increase Our Focus on Sizeable Non-U.S. Markets.    We generated approximately 8% of our revenue in 2009 from sales outside the United States. According to the Nielsen survey, over 90% of the $83 billion spent in 2007 on consumer language learning products and services was spent outside the United States. We therefore believe that there is a significant opportunity for us to expand our business internationally utilizing many of the successful marketing and distribution strategies we have used in the United States. We have established subsidiaries in the United Kingdom, Japan and Germany as well as a branch office in South Korea to develop our international business. In addition, we are exploring opportunities to expand our presence in Asia, Europe and South America. Because our solutions do not rely upon translation from the target language into the learner's native language, they require only modest localization to be used by learners from other native language backgrounds, and thus we believe that we can efficiently scale our business internationally.

Products and Services

        We offer language learning solutions in 31 languages under the Rosetta Stone brand. Each language currently has up to five levels, with each consecutive level representing a higher level of proficiency. We sell each level as a standalone unit, although we offer a price incentive to customers to purchase all available levels of a language as a bundle, where that option is available. In August 2007, we released our Version 3 solution for ten of our best selling languages. We released an additional four languages in Version 3 in March 2008 and we released an additional seven languages in Version 3 in September 2008. In May 2009, we released Levels 4 and 5 in English (US) and Spanish (Latin America) as well as an additional four languages in Version 3. In July 2009, we released Rosetta Stone TOTALe, our new web-based service offering that includes a component of dedicated language conversation coaching. In November 2009, we released Levels 4 and 5 in 4 additional languages in Version 3. As of December 31, 2009, all Version 3 languages are sold with Audio Companion and all Version 3 languages, except for Latin, are available with Rosetta Stone TOTALe web-based services.

        We have four different editions: personal, enterprise, classroom and home school. Each edition utilizes the same core software product, but includes different ancillary features as follows:

  •
  Personal Edition—This edition is targeted to individual consumers and contains the core software product we use for all editions.

  •
  Enterprise Edition—This edition is targeted to businesses, armed forces, government organizations and not-for-profit entities and can accommodate organizations of any size, from individual learners to entire global organizations. This edition includes management tools that provide easy-to-use administrative and reporting functionality. These tools deliver easy-to-read reports and graphs that track learner activity, progress and scores, thereby providing organizations with key information they need to measure return on their language learning investment.

  •
  Classroom Edition—This edition is targeted to language programs in primary, secondary and higher education settings and is scalable to accommodate a variety of implementations, from individual schools to district-wide programs and universities. The classroom edition is designed to be incorporated into a teacher's overall language-learning curriculum, complementing in-class teaching and enabling individualized self-paced learning outside the classroom. The classroom edition includes a learner management tool, the Rosetta Stone Manager, which provides easy-to-use administrative and reporting functionality. This tool enables teachers to plan lessons and generate reports and graphs that track student and classroom activity, progress and scores.

  •
  Home School Edition—This edition is targeted to families with home school students and is designed to provide parents the tools and resources they need to manage student progress without extensive planning or supervision. The home school edition includes administrative tools that permit parents to follow student progress and access specific information about student performance, such as completed exercises, test scores, and time spent learning, and to generate printable progress reports. In addition, parents have the ability to enroll their students in predefined curriculum paths designed to assist in lesson planning and in achieving learning objectives.

        With our personal edition, we offer a compact disc audio practice tool, the Audio Companion, in all 25 Version 3 languages. Audio Companion is a series of digital audio files that contain lessons directly aligned to the Rosetta Stone curriculum, allowing users to practice and carry on their immersive experience when they are away from a computer. The lessons on the Audio Companion can be transferred to MP3 players. The Audio Companion provides a convenient opportunity for practicing material that was previously learned through the software program. Unlike other common audio products, Rosetta Stone does not rely solely on an audio environment to teach, so we can create an immersive audio environment, using only the target language, which reinforces material learned from our software program.

        Our solutions are available both pre-packaged and by subscription online through our language learning portal. For the year ended December 31, 2009, approximately 87% of our revenue was from CD-ROM sales to both consumers and institutions, while approximately 13% was from online subscriptions.

        We currently offer the following languages:

	Level 1	Level 2	Level 3	Level 4	Level 5	Audio Companion	TOTALe	Version 2	Version 3
Arabic	•	•	•			•	•		•
Chinese (Mandarin)	•	•	•			•	•		•
Danish	•							•
Dutch	•	•	•			•	•		•
English (U.K.)	•	•	•			•	•		•
English (U.S.)	•	•	•	•	•	•	•		•
Farsi (Persian)	•	•	•			•	•		•
French	•	•	•	•	•	•	•		•
German	•	•	•	•	•	•	•		•
Greek	•	•	•			•	•		•
Hebrew	•	•	•			•	•		•
Hindi	•	•	•			•	•		•
Indonesian	•							•
Irish	•	•	•			•	•		•
Italian	•	•	•	•	•	•	•		•
Japanese	•	•	•			•	•		•
Korean	•	•	•			•	•		•
Latin	•	•	•			•			•
Pashto	•							•
Polish	•	•	•			•	•		•
Portuguese (Brazil)	•	•	•			•	•		•
Russian	•	•	•			•	•		•
Spanish (Latin America)	•	•	•	•	•	•	•		•
Spanish (Spain)	•	•	•	•	•	•	•		•
Swahili	•							•
Swedish	•	•	•			•	•		•
Tagalog	•	•	•			•	•		•
Thai	•							•
Turkish	•	•	•			•	•		•
Vietnamese	•	•	•			•	•		•
Welsh	•							•

        We also provide an online peer-to-peer practice environment called SharedTalk, at www.sharedtalk.com, where registered language learners meet for language exchange and to practice their foreign language skills. During 2009, we had more than 125,000 active SharedTalk users.

        In July 2009, we introduced Rosetta Stone TOTALe, an online language learning solution that integrates our online courses with coach-led practice sessions, fun and engaging language games, interaction with native speakers and live support from customer service agents.

        In addition, we have developed Rosetta Stone products for the exclusive use of Native American communities to help to save their endangered languages, including Mohawk, Chitimacha, Innutitut and Iñupiaq.

Technology

        We develop most of our own technology, including our proprietary unified language learning software platform. Our newest application, Version 3, currently supports up to five levels of proficiency and is available in 25 languages. Version 2, our legacy application, is available for our other 6 languages. We intend to offer additional languages on Version 3. The technology underlying both Version 2 and Version 3 is designed to handle the complexities of a wide variety of languages, including languages written from right-to-left such as Arabic and Hebrew and languages with characters such as Chinese and Japanese.

        Our Version 3 platform is flexible and capable of meeting a wide range of market requirements, including:

  •
  enabling reporting features and additional curriculum options for our home school edition;

  •
  providing our solutions in a local networked environment to enable a class management tool in the classroom edition;

  •
  offering our solutions online through a commercial learning management system for our enterprise customers; and

  •
  providing localized interfaces and help files in the user's native language, which are currently available in eight languages.

In each of these cases, the learner receives the same engaging language learning experience and content.

        We have developed a speech recognition technology focused on the unique challenges of language learners, stressing non-native speech understanding and pronunciation feedback. This technology, which is included in Version 3, is available for 25 of our languages and runs on all widely available operating systems and on local and online applications. Our speech recognition models include languages traditionally not supported by general-purpose speech recognition software, such as Irish.

        We have developed proprietary algorithms we call Adaptive Recall, which are designed to enhance the learner's experience by reintroducing content at longer and longer intervals in order to improve long-term retention. Adaptive Recall, available in Version 3, is designed to be efficient with a learner's time, bringing material back in the program less and less frequently as the learner remembers over extended periods of time.

        We have developed a proprietary student management system, which is designed to allow teachers and administrators to configure their own lesson plans using our content and exercises and to review reports for evaluation of student progress.

        We have developed an intuitive user interface that assists in the learner's transition from listening comprehension to speaking, making language skill development an integrated experience.

        We have also created proprietary content development tools that allow our curriculum specialists to write, edit, manage and publish our course materials. These tools allow authors, translators, voicers, photographers and editors to work efficiently and cooperatively across multiple locations.

Content and Curriculum

        The foundation of Dynamic Immersion is our proprietary content, consisting of a total of more than 25,000 individual photographic images and more than 400,000 professionally recorded sound files. Each Version 3 language contains approximately 10,000 individual photographic images and 15,000 professionally recorded sound files. We believe these photographic images and recorded sound files are a competitive strength, as we have created many of the pictures and all of the sound files ourselves. We believe that our images and their juxtaposition convey a universal meaning, which makes it possible for us to broadly deploy the same images across multiple languages. In addition, we have developed a sophisticated method for sequencing the images, which is designed to build a rich curriculum that incrementally teaches the user the most important and relevant language skills necessary to achieve fluency. We believe that our sequence of images is as effective for someone learning Arabic or Mandarin Chinese as it is for someone learning Spanish or English. To supplement our core content, we incorporate specific nuances for each language, such as dual forms for parts of speech in Arabic. Our ability to tailor our content also enables us to develop customized versions of our language learning solutions to address the specific needs of various industries. For example, we created a customized version of our Arabic learning solution for the U.S. Army, which includes military-specific content, such as vocabulary, images and curriculum sequencing. In the future, we may develop customized versions for other industries, such as healthcare, business, real estate and retail.

        In addition to visual learning experiences, our Version 3 solutions incorporate an integrated speech program utilizing our voice recognition application, which works in languages that are traditionally not supported by general-purpose speech recognition software. As an integral component of the program, this voice recognition feature works with our learners to promote the appropriate pronunciation of the words and concepts included in the lesson.

        Throughout the curriculum sequence, our program combines the introduction of new concepts, practice of recent material and production of key phrases. As learners progress along our curriculum, they transition from seeing and recognizing to speaking as our program prompts them to pronounce the words they are being taught. Our solution covers all aspects necessary for fluency within a completely immersive environment without requiring translation or explanation, including alphabet, vocabulary, intuitive grammar, reading, writing, listening, pronunciation and conversation. While rigorous and complete, the curriculum is designed to remain flexible, allowing learners to alter their individual pace and focus of instruction to meet their particular goals and abilities. The language content for our respective courses is organized into up to five levels of proficiency, with each level providing approximately 40 hours of instruction and containing multiple units, lessons and activities.

Customers

        Our customers include individuals, home school parents, educational institutions, armed forces, government agencies, corporations and not-for-profit institutions. We sell to our customers through a direct-to-consumer and institutional marketing and distribution strategy.

Channel	Customer Type	Representative Customers
Consumer	Individual	Based on our internal studies, 60% annually earn more than $75,000 and 44% earn more than $100,000
	Retailers	Amazon.com, Apple, Barnes & Noble, Borders, Office Depot, Books-A-Million, London Drugs
Institutional	Educational Institutions
Primary and Secondary Schools: New York City Department of Education (NY), DeKalb County Schools (GA), Cherokee County Board of Education (GA), Yonkers Public Schools (NY), Oakland Unified School District (CA), Manatee County Schools (FL)
Universities: James Madison University, University of Wisconsin, West Chester University, Virginia Commonwealth University, Clark Atlanta University, Jackson State University
Government, Armed Forces and Not-for-Profit Organizations
U.S. Department of Homeland Security, U.S. Immigration and Customs Enforcement, Foreign Service Institute, Defense Intelligence Agency, U.S. Department of the Air Force, U.S. Army, U.S. Marines, The Church of Jesus Christ of Latter-Day Saints, Council for Adult and Experiential Learning, Pacific Training Institute Clinic, AARP, Neighborhood House of St. Paul, Seattle Goodwill
Corporations
Reuters Group Plc, General Motors Corp., Pride International Inc., Res-Care, Inc., Cerner Corp., Tyco Electronics Corp., Molex Inc., Experian Information Solutions, Inc., Marriott International, Inc., Whole Foods Market Inc.

Marketing and Distribution Channels

        Our multi-channel marketing and distribution model consists of print, online, television and radio direct-response advertising, kiosks, our institutional sales force and retail resellers. We believe that this marketing and distribution model, through which each channel complements and supports the others, provides:

  •
  greater brand awareness across channels;

  •
  cost-effective consumer acquisition and education;

  •
  premium brand building; and

  •
  improved convenience for consumers.

  Consumer

        Consumer sales accounted for approximately 79% of our revenue for the year ended December 31, 2009. Our consumer distribution model comprises a mix of our call centers, websites, network of kiosks and select retail resellers, such as Amazon.com, Apple, Barnes & Noble and Borders. We also offer our products in a limited number of ZoomShop unmanned automated kiosks. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our kiosks or retailers, and those who have seen our solutions demonstrated at our kiosks may purchase solutions through our retailers, websites or call centers.

        Direct to Consumer.    Our direct-to-consumer channel, which we define as sales generated through either our websites or call centers, accounted for approximately 57% of our consumer revenue for the year ended December 31, 2009. We utilize several forms of advertising to drive our direct-to-consumer sales, including print, online, television and radio. We advertise in a variety of national publications, such as Time, The Economist, The New Yorker and National Geographic. Our online media strategy encompasses banner and paid search advertising, as well as affiliate relationships. We work with various online agencies to buy both impression-based and performance-based traffic. All our advertisements include a "call to action," which encourages potential customers to visit our websites or contact a call center to order a product or a CD-ROM demo. Our advertisements include promotional codes that encourage customers to indicate which television or radio spot or publication they are responding to in order for us to track performance of each discrete media buy. By using different codes for different advertising media and campaigns, we can track the link between our media buying and the demand it generates. This gives us insight into the effectiveness of each form of advertising we purchase, which enables us to more closely tie our advertising spending to the results achieved. We receive our orders in the direct-to-consumer channel through our websites and call centers. Our marketing to this channel also supports the kiosk and retail channels.

        Rosetta Stone Kiosks.    As of December 31, 2009, we operated 242 retail kiosks, including 3 full service retail outlets, in airports, malls and other strategic high-traffic locations in 39 states and the District of Columbia. This does not include the ZoomShop unmanned automated kiosks in which we offer our products. As of December 31, 2009, we also operated 9 kiosks in the United Kingdom, 12 in Japan and 20 in South Korea. Some of our international kiosks are inside the stores of other retailers. These company-operated kiosks accounted for approximately 20% of our consumer revenue for the year ended December 31, 2009. With bright and colorful displays, efficient use of retail space and limited capital investment, we believe that our company-operated kiosks are an effective outlet for selling our solutions and reinforcing our brand image. We believe that our kiosks enhance our ability to build strong consumer relationships and promote additional customer interest through the provision of personal demonstrations by our sales associates.

        Most of our kiosk site licenses range between three to six months with renewal options. Our policy is to close under-performing kiosks expeditiously.

        We also offer our products in a limited number of unmanned ZoomShop automated kiosks. Although these devices do not offer the one-on-one experience that the kiosks provide, there are interactive demonstrations on their touch screens with audio that helps illustrate our teaching techniques. These devices allow us to quickly establish a presence in retail locations for a very low capital commitment.

        Retailers.    Sales to retailers accounted for approximately 23% of our consumer revenue for the year ended December 31, 2009. Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own kiosks and websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Apple, Barnes & Noble, Books-A-Million, Borders, Office Depot and London Drugs. Sales in the retail channel are highly correlated with our media expenditures in the direct-to-consumer channel.

  Institutional

        Institutional sales accounted for approximately 21% of our revenue for the year ended December 31, 2009. Our institutional distribution model is focused on targeted sales activity primarily through a direct sales force in four markets: schools, colleges and universities; the U.S. armed forces and federal government agencies; corporations; and not-for-profit organizations. Regional sales managers are responsible for sales of our solutions in their territories and supervise account managers who are responsible for maintaining our customer base.

        Educational Institutions.    These customers include primary and secondary schools and represented approximately 44% of our institutional sales for the year ended December 31, 2009. In our experience, colleges, universities and schools frequently rely on references from peer institutions and an official request-for-proposal, or RFP, process when selecting a vendor. We generate sales leads from sources such as visiting potential customer sites to provide briefings on our solutions and the industry, interacting with attendees at trade shows and conferences, responding to inbound calls based on recommendations from existing customers and monitoring and responding to RFPs.

        Federal Government Agencies and Armed Forces, Not-for-Profit.    These customers include governmental agencies and armed forces and organizations developing workforces to serve non-native speaking populations, offering literacy programs and preparing members for overseas missions and accounted for approximately 25% of our institutional sales for the year ended December 31, 2009. Many customers in this market license our products through online subscriptions. We have recently been adding sales representatives to this group to allow greater focus by senior sales executives on expanding some of our key relationships.

        Corporations.    We promote interest in this market with onsite visits, trade show and seminar attendance, speaking engagements and direct mailings. Many of our customers in the market prefer online subscription delivery. Corporations represented 12% of our institutional revenue for the year ended December 31, 2009.

        Home Schools.    We promote interest in this market through advertising in publications focused on home schooling, attending local trade shows and seminars and direct mailings. Home school sales accounted for approximately 19% of our institutional revenue for the year ended December 31, 2009.

  International

        International sales accounted for approximately 8% of our revenue for the year ended December 31, 2009. In the near term, our international activity is primarily focused on successfully growing our business in the United Kingdom, Germany, South Korea and Japan, where we are utilizing many of the same direct-to-consumer and channel strategies that we developed in the domestic market. We opened our United Kingdom office in 2005, our Japan office in 2007, and our Korean office in 2009. Over time, we believe that we will be able to develop a similar business model in other markets in Europe, Asia and Latin America.

Product Development

        Our product portfolio is a result of significant investment in product development over 16 years. Our product development focuses on both software and content development. Our development efforts include both creating new solutions and adding new languages to existing solutions. Our development team has specific expertise in speech recognition, interface design, immersion learning and instructional design.

        In 2006, we licensed speech recognition technology for language learning from the Regents of the University of Colorado. We subsequently hired several of the original developers of this technology to begin building our expertise in speech recognition. Since 2006, we have made significant improvements to the original technology. We believe that this technology and expertise distinguishes us from other companies in our industry.

        In August 2007, we launched a new product platform, Version 3, in ten languages in our consumer channels. This product launch was the culmination of over three years of research and development. Version 3 provides a significant set of new features and benefits, including our proprietary speech recognition technology. We subsequently introduced four additional Version 3 languages in March 2008 and seven more Version 3 languages in September 2008. We also introduced the Audio Companion compact disc practice tool in all 14 of our then-available Version 3 languages in June 2008 and introduced the Audio Companion in the seven new Version 3 languages in September 2008. In May 2009, we released Levels 4 and 5 in English (US) and Spanish (Latin America) as well as an additional four languages in Version 3. In July 2009, we released Rosetta Stone TOTALe, our new web-based service offering that includes a component of dedicated language conversation coaching. In November 2009, we released Levels 4 and 5 in 4 additional languages in Version 3. As of December 31, 2009, all Version 3 languages are sold with Audio Companion and all Version 3 languages, except for Latin, are available with Rosetta Stone TOTALe web-based services.

        Our research and development expenses were $26.2 million in the year ended December 31, 2009.

Sourcing and Fulfillment

        Our strategy is to maintain a flexible, diversified and low-cost manufacturing base. We use third-party contract manufacturers and suppliers to obtain substantially all our product and packaging components and to manufacture finished products. We believe that we have good relationships with our manufacturers and suppliers and that there are alternative sources in the event that one or more of these manufacturers or suppliers is not available. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with a view to ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.

        We package and distribute our products primarily from our fulfillment facility in Harrisonburg, Virginia. We also contract with third-party fulfillment vendors in Munich, Netherlands and Tokyo, Japan. From Tokyo, we distribute products for consumer orders in Japan. From Munich, we distribute products for consumer orders in Europe. We distribute products for the remainder of our orders from Harrisonburg, Virginia.

Competition

        The language learning industry is highly fragmented and subject to rapidly changing consumer preferences and industry trends. We expect competition in the markets that we serve to persist and intensify. We face varying degrees of competition from a wide variety of companies providing language learning solutions including:

  •
  language learning center operators;

  •
  audio CD and MP3 download providers;

  •
  pre-packaged software producers;

  •
  textbook publishers;

  •
  online tutoring service providers; and

  •
  online peer-to-peer practice providers.

Our competitors include Berlitz International Inc., Simon & Schuster, Inc. (Pimsleur), Random House Ventures LLC (Living Language), Disney Publishing Worldwide and McGraw-Hill Education.

        We believe that the principal competitive factors in our industry include:

  •
  product differentiation, including:

  •
  teaching method,

  •
  effectiveness,

  •
  accessibility and convenience,

  •
  availability and quality of speech recognition, and

  •
  fun and likelihood of continued engagement,

  •
  brand recognition and reputation;

  •
  price; and

  •
  effective advertising.

We believe that we compete favorably on the basis of these factors.

Intellectual Property

        Our ability to protect our core technology and intellectual property is critical to our success. We rely on a combination of measures to protect our intellectual property, including patents, trade secrets, trademarks, trade dress, copyrights and non-disclosure and other contractual arrangements.

        We have one U.S. patent that has been granted and several international and U.S. patents pending. Many of these pending patents relate to our language teaching methods.

        We hold a perpetual, irrevocable and worldwide license from the University of Colorado allowing us to use speech recognition technology for language learning solutions. We entered into the license agreement in December 2006, and paid the University of Colorado an up-front license fee.

        We have registered a variety of trademarks, including Rosetta Stone, Rosetta World, Rosetta Stone Language Learning Success & global design, Audio Companion, Dynamic Immersion, The Fastest Way to Learn a Language. Guaranteed., Adaptive Recall, Contextual Formation, the Rosetta Stone blue stone logo and design, the Rosetta Stone blue stone logo and design/Language Learning Success, Rosettastone.com, and SharedTalk. We have applied to register our TOTALe, rWorld, Rosetta Studio, Rosetta Course, Rosetta Stone Totale and Simbio trademarks. All these trademarks are the subject of either registrations or pending applications in the United States, as well as numerous countries worldwide where we do business. We intend to continue to strategically register, both domestically and internationally, trademarks we utilize today and those we develop in the future.

        We own the copyright on our Version 2 English editions. We are registering or have registered in the United States our Version 2 non-English editions and all editions of our Version 3 languages.

        We believe that the distinctive marks that we use in connection with our solutions are important in building our brand image and distinguishing our solutions from those of our competitors. These marks are among our most valuable assets. In addition to our distinctive marks, we own several copyrights and trade dress rights to our solutions, product packaging and user manuals. We also place significant value on our trade dress, which is the overall image and appearance of our solutions, and we believe that our trade dress helps to distinguish our solutions in the marketplace.

        Furthermore, our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized disclosure of our proprietary rights, information and technology.

Employees

        As of December 31, 2009, we had 1,738 total employees, consisting of 922 full-time and 816 part-time employees. Our personnel consisted of 266 employees in sales and marketing, 333 employees in research and development, 190 in general and administrative and 894 kiosk sales employees. None of our employees is represented by a collective bargaining agreement. We believe our employee relations are good.

Other Information

        Our Internet address is www.rosettastone.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC).

Item 1A.    Risk Factors

        In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the risk factors discussed below and in other documents we file with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" and in this annual report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

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

  •
  difficulty in establishing and maintaining financial and other internal controls over geographically dispersed operations;

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

  •
  the burden and difficulties of complying with a wide variety of U.S. and foreign laws, regulations, trade standards, treaties and technical standards, including the Foreign Corrupt Practices Act;

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

Our introduction of Rosetta Stone Version 4 TOTALe will increase our costs as a percentage of revenue, may not succeed and may harm our business, financial results and reputation.

        We have publicly announced plans to introduce Rosetta Stone Version 4 TOTALe in the third quarter of 2010. Rosetta Stone Version 4 TOTALe integrates our existing language learning software solutions with web-based services, which will provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. These web-based services will have a much higher cost as a percentage of revenue than our software solutions. We expect to offer Rosetta Stone Version 4 TOTALe primarily by bundling the web-based services of TOTALe with our software and audio offerings. At the same time, we expect to provide augmented, free peer-to-peer language practice. We will devote significant capital, personnel and management attention to develop and launch Rosetta Stone Version 4 TOTALe, including replacing our existing product packaging with Version 4 TOTALe packaging, expanding our staff of conversational coaches and customer support employees, incurring related research and development expenses, and incurring significant marketing expenses relating to the launch of the new offering. The services associated with Rosetta Stone Version 4 TOTALe will decrease our margins. Rosetta Stone Version 4 TOTALe will also present new management and marketing challenges that differ from the challenges we face in our existing business. In addition, we will be required to defer recognition of a portion of each sale of Version 4 TOTALe in connection with the subscription terms of our on-line socialization services. We cannot assure you that Rosetta Stone Version 4 TOTALe will be introduced on the timetable publicly announced or that it will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended. If we are not successful in our launch of Rosetta Stone Version 4 TOTALe, our business, financial results and reputation may be harmed.

Our introduction of the "Rosetta Stone Mini" and/or an introductory language learning software offering may not succeed and may harm our business, financial results and reputation.

        We have publicly announced plans to introduce an iPhone/iPod Touch/Mobile application, with the project name of Rosetta Stone Mini" to be released in the second half of 2010 that will provide a sub-2 hour learning experience in a new language. In addition, we have publicly announced plans to release an introductory offering at a sub-$200 price point, which we refer to as the introductory offering, with our launch of the full Rosetta Stone Version 4 TOTALe language learning solution. Both the Rosetta Stone Mini and the introductory offering will carry lower price points than our full Rosetta Stone Version 4 TOTALe language learning solution and may cannibalize sales of our more expensive solutions. We will devote significant capital, personnel and management attention to develop and launch the Rosetta Stone Mini and the introductory offering, including related research and development expenses, and incurring significant marketing expenses relating to the launch. These new products will present new management and marketing challenges that differ from the challenges we face in our existing business. We cannot assure you that the Rosetta Stone Mini or the introductory offering will be successful or that either offering will be profitable, or if it is profitable, that it will provide an adequate return on capital expended. If we are not successful in our launch of the Rosetta Stone Mini or the introductory offering, our business, financial results and reputation may be harmed.

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

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and this trend is likely to continue. Our products and services were designed for high resolution, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our products and services through such devices difficult. Because each manufacturer or distributor may establish unique technical standards for its devices, our products and services may not work or be viewable on these devices. We have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices, and new devices and new platforms are continually being released. Accordingly, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services that respond to these or other technological developments and changing customer needs cost effectively, we may lose market share and revenue and our business could suffer.

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

        We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers are highly concentrated on a small group, including Amazon.com, Apple, Barnes & Noble, Borders and Office Depot. We expect that our arrangements with these retailers and distributors will continue to generate significant revenue for us. Sales to or through our retailers and distributors accounted for approximately 18% of our revenue for the year ended December 31, 2009.

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

Substantially all of our inventory is located in one warehouse facility. Any damage or disruption at this facility could cause significant financial loss, including loss of revenue and harm to our reputation.

        Substantially all of our inventory is located in one warehouse facility. We could experience significant interruption in the operation of this facility or damage or destruction of our inventory due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems or other events. If a material portion of our inventory were to be damaged or destroyed, we might be unable to meet our contractual obligations which could cause us significant financial loss, including loss of revenue and harm to our reputation.

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

        Our future success also depends on our continued ability to attract and retain highly qualified technical, development, sales, services and management personnel. Competition for such personnel is intense, and we may fail to retain our key employees or attract or retain other highly qualified personnel in the future. Many of our employees are located in Harrisonburg, Virginia, a city that does not have a large pool of qualified replacement personnel. The lack of qualified local replacement personnel may make it more difficult to quickly find replacement personnel and may increase the costs of identifying and relocating replacement personnel to Harrisonburg, Virginia.

        In addition, wage inflation and the cost of retaining our key personnel in the face of competition for such personnel may increase our costs faster than we can offset these costs with increased prices or increased sales volume.

If we are unable to hire, train, motivate and retain sales personnel to staff our kiosks, or to identify suitable locations and negotiate site licenses on acceptable terms, we could lose revenue, our costs could increase and our profitability could decline.

        In order to successfully grow our kiosk sales channel we must be able to hire, train, motivate and retain sales personnel to staff these kiosks. Our kiosks are small and widely dispersed, and, as such, are operated without substantial hands-on management or oversight by us. As a result, we depend on our kiosk sales personnel to effectively manage sales, customer issues and reporting of financial transactions from these kiosks. The opening and success of new kiosks will depend upon various additional factors, including our ability to identify suitable locations and our ability to negotiate site licenses on acceptable terms and labor costs. Specifically, we must identify and negotiate cost-effective site licenses for kiosk locations that will generate sufficient consumer demand. Many of these site licenses contain terms and conditions that are highly favorable to licensors including allowing licensors to cancel them on short notice, sometimes as little as thirty days, and broad indemnification terms in favor of licensors. If competition for kiosk space increases, license rates may increase and other terms may become even less favorable to us, resulting in lower profitability. Our failure to properly manage the expansion of this sales channel could cause us to lose revenue and increase our expenses.

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

We are subject to U.S. and foreign government regulation of online services which could subject us to claims, judgments, and remedies including monetary liabilities and limitations on our business practices.

        We are subject to regulations and laws directly applicable to providers of online services. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, defamation, promotions, billing, consumer protection, accessibility, content regulation, quality of services, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend litigation in connection with such regulations and laws or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply.

We may be subject to legal liability for new web-based online services.

        Rosetta Stone TOTALe enables individuals to exchange information and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the U.S. and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in an adverse manner.

        In addition, the amount of data we store for our users on our servers (including personal information) will increase as we increase our web based services. Any systems failure or compromise of our security that results in the release of our users' data could seriously limit the adoption of our products and services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer as well as increase the number of countries where we operate.

        Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy, data-retention or data-protection matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertising partners, or affiliates which could adversely affect our business.

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

        We have several patent applications on file. However, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, we have not emphasized patents as a source of significant competitive advantage and have instead sought to primarily protect our proprietary rights under laws affording protection for trade secrets, copyright and trademark protection of our products, brands, trademarks and other intellectual property where available and appropriate. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. In addition, these protections may not be adequate to prevent our competitors or customers from copying or reverse-engineering our products. Third parties could copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our intellectual property, which would decrease demand for our products. In addition, our patents may not provide us with any competitive advantages and the patents of others may seriously impede our ability to conduct our business.

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

        As of December 31, 2009, funds affiliated with ABS Capital Partners beneficially owned in the aggregate shares representing approximately 25% of our outstanding voting power. Two managing members of the general partner of ABS Capital Partners currently serve on our board of directors. Additionally, as of December 31, 2009, Norwest Equity Partners VIII, LP, or Norwest, beneficially owned in the aggregate shares representing approximately 16% of our outstanding voting power. One managing member of the general partner of Norwest currently serves on our board of directors. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

As a public company we incur additional cost and face increased demands on our management and key employees.

        We have operated as a public company only since April 15, 2009. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, impose various requirements on public companies. Our management and other personnel devote substantial amounts of time to these requirements. Moreover, these requirements have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that the incremental annual public company costs will be between $1.5 million and $2.0 million in fiscal 2010, which will primarily be reflected in general and administrative costs. However, these estimates may prove to be inaccurate as many of these costs are beyond our control, and the actual incremental costs associated with our public company status could materially exceed our estimates. If our profitability is harmed by these additional costs, it could have a negative effect on the trading price of our common stock.

In prior periods, we identified material weaknesses in our internal controls that could result in material misstatements in our financial statements. Although we have remediated the weaknesses, if we do not maintain adequate internal controls over financial reporting, it could impair our ability to comply with the accounting and reporting requirements applicable to public companies.

        In relation to our consolidated financial statements for the year ended December 31, 2007, we identified material weaknesses in our internal controls over financial reporting in accounting for inventory, income taxes and stock-based compensation, our general computer controls and controls within our enterprise resources planning system. In addition, we identified a significant deficiency in our financial closing process. No material weaknesses or significant deficiencies in our internal controls were identified in relation to our consolidated financial statements for the years ended December 31, 2008 and 2009. A material weakness is defined as a significant deficiency or combination of significant deficiencies that result in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. A significant deficiency means a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

        Our independent registered public accounting firm's audit for the years ended December 31, 2008 and 2009 included consideration of internal control over financial reporting as a basis for designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed or when we are required to have them perform such an evaluation, additional material weaknesses, significant deficiencies and other control deficiencies may have been or may be identified. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies relating to internal controls, which could materially adversely affect our results of operations.

        Because of these material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements relating to the periods that these material weaknesses existed was not prevented or detected. We have taken steps to remediate our material weaknesses, including hiring additional accounting and finance personnel and engaging consultants. Although we believe we have remediated these material weaknesses and significant deficiencies and did not identify any new material weaknesses or significant deficiencies in relation to our consolidated financial statements for the years ended December 31, 2008 or 2009, we cannot be certain that our efforts to remediate these internal control weaknesses were successful or that similar material weaknesses will not recur.

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

        Provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws, and in the Delaware General Corporation Law, may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. Any provision of our second amended and restated certificate of incorporation or second amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with ABS Capital Partners and Norwest acquired their shares prior to our initial public offering, Section 203 is currently inapplicable to any business combination or transaction with them or their affiliates. In addition, our second amended and restated certificate of incorporation includes a classified board of directors and requires that any action to be taken by stockholders must be taken at a duly called meeting of stockholders and may not be taken by written consent. Our second amended and restated bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

Item 2.    Properties

        Our corporate headquarters are located in Arlington, Virginia, where we sublease approximately 31,281 square feet of space. The term of this sublease runs through December 31, 2013 and we have the right to extend that lease for an additional three years. We believe that our headquarters space will be adequate for the foreseeable future.

        We continue to lease approximately 14,541 square feet of space in Arlington, Virginia, which was the site of our corporate headquarters until late 2008. This space consists of multiple leased spaces with lease obligations with terms ending between December 31, 2009 and August 31, 2013. We intend to continue to attempt to sublease a portion of this space, but we cannot assure you that we will be able to sublease any of this space or that, if we do, it will be on terms that will cover our rent expense related to the space.

        We currently own a facility with approximately 62,000 square feet of usable space in Harrisonburg, Virginia, that serves as our operations office, where we perform most of our product development. In addition, we lease a facility with approximately 40,000 square feet in Harrisonburg, Virginia for use as a packing and distribution center for all of our U.S. and some of our international fulfillment. We are seeking additional space in Harrisonburg to support our future growth.

        We also lease space for our three full service retail outlets in Missouri, New Jersey, and New York and for small offices in Boulder, Colorado, Tokyo, Japan, Seoul, South Korea, Munich, Germany and London, United Kingdom. Our Boulder office serves as a research and development location while our Tokyo, Seoul and London offices serve as our regional sales offices.

        As of December 31, 2009, we also had site licenses for 242 kiosks. Most of our kiosk site licenses have terms of three to six months and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These site licenses generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the site licenses also contain early termination options, which can be exercised by us or the licensor under certain conditions.

Item 3.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In this lawsuit, we assert, among other things, that Google allows third parties, including individuals involved in software piracy operations, to purchase the right to use our trademarks or other terms confusingly similar in Google's Adwords advertising program. This lawsuit seeks, among other things, injunctive relief to prevent Google from selling our trademarks or other terms confusingly similar for use in Google's Adwords advertising program. To date, Google has not made any counterclaims for damages against us, however, we expect to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

        From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or results of operations.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Our common stock is listed on the New York Stock Exchange under the symbol "RST." The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
Year ended December 31, 2009
Fourth Quarter	$23.72	$16.55
Third Quarter	30.69	20.35
Second Quarter (Beginning April 16)	31.67	22.10
First Quarter	—	—
Year ended December 31, 2008
Fourth Quarter	—	—
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

        On March 2, 2010, the last reported sales price of our common stock on the NYSE was $23.64 per share. As of that date, there were approximately 667 holders of record of our common stock.

Dividends

        We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

        For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stockholder Return Performance Presentation

        The following graph compares the change in the cumulative total stockholder return on our common stock during the period from April 16, 2009 (the first day our stock began trading on the NYSE) through December 31, 2009, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on April 16, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 8 MONTH CUMULATIVE TOTAL RETURN*
Among Rosetta Stone Inc., The NYSE Composite Index
And SIC code 7372 index

    *$100 invested on 4/16/09 in stock or index, including reinvestment of dividends.
    Fiscal year ending December 31.

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

        As a result of the offering, we received net proceeds of approximately $49.0 million, after deducting underwriting discounts and commissions of $3.9 million and additional offering-related expenses of approximately $3.3 million. In April 2009, we used $7.9 million to satisfy the federal, state and local withholding tax obligations associated with the "net issuance" of stock grants we made to 10 of our key employees, including executive officers, on April 15, 2009. In April 2009, we used $9.9 million of the net proceeds to repay the outstanding balances under our revolving line of credit with Wells Fargo. We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. We do not, however, have agreements or commitments for any specific acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the period from January 4, 2006 through December 31, 2006, and the consolidated balance sheet data as of December 31, 2009, 2008, 2007 and 2006 have been derived from Rosetta Stone Inc., or the Successor, audited consolidated financial statements. The selected consolidated statement of operations data for the period from January 1, 2006 through January 4, 2006 and the year ended December 31, 2005, represents the operations of Fairfield & Sons, Ltd., or the Predecessor, which was acquired by Rosetta Stone Inc. on January 4, 2006 and have been derived from Predecessor audited consolidated financial statements. The selected consolidated financial data as of December 31, 2005 has been derived from Predecessor audited financial statements. This information should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

        The Predecessor incurred transaction-related expenses during the period from January 1, 2006 through January 4, 2006 relating to the acquisition by Rosetta Stone Inc. on January 4, 2006. Included in the expenses were $5.9 million related to restricted common stock, $3.1 million in cash bonuses and $1.2 million in acquisition-related bank fees.

	Successor				Predecessor
	Year Ended December 31,			Period from January 4, through December 31,	Period from January 1, through January 4,	Year Ended December 31,
	2009	2008	2007	2006	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$252,271	$209,380	$137,321	$91,298	$272	$48,402
Cost of revenue	33,427	28,676	20,687	12,541	203	8,242

Gross profit	218,844	180,704	116,634	78,757	69	40,160

Operating expenses:
Sales and marketing	114,899	93,384	65,437	45,854	695	22,432
Research and development	26,239	18,387	12,893	8,117	41	2,819
Acquired in-process research and development	—	—	—	12,597	—	—
General and administrative	57,174	39,577	29,786	16,590	142	8,157
Lease abandonment	—	1,831	—	—	—	—
Transaction-related expenses	—	—	—	—	10,315	—

Total operating expenses	198,312	153,179	108,116	83,158	11,193	33,408

Income (loss) from operations	20,532	27,525	8,518	(4,401)	(11,124)	6,752
Other income and expense:
Interest income	159	454	673	613	—	38
Interest expense	(356)	(891)	(1,331)	(1,560)	—	—
Other (expense) income	112	239	154	60	3	134

Interest and other income (expense), net	(85)	(198)	(504)	(887)	3	172

Income (loss) before income taxes	20,447	27,327	8,014	(5,288)	(11,121)	6,924
Income tax expense (benefit)	7,084	13,435	5,435	(1,240)	—	143

Net income (loss)	13,363	13,892	2,579	(4,048)	(11,121)	6,781
Preferred stock accretion	—	—	(80)	(159)	—	—

Income (loss) attributable to common stockholders	$13,363	$13,892	$2,499	$(4,207)	$(11,121)	$6,781

Income (loss) per share attributable to common stockholders:
Basic	$0.89	$7.29	$1.47	$(2.63)	$(37,194)	$24,658

Diluted	$0.67	$0.82	$0.15	$(2.63)	$(37,194)	$24,658

Common shares and equivalents outstanding:
Basic weighted average shares	14,990	1,905	1,702	1,598	0.299	0.275

Diluted weighted average shares	19,930	16,924	16,533	1,598	0.299	0.275

	Successor				Predecessor
	Year Ended December 31,			Period from January 4, through December 31,	Period from January 1, through January 4,	Year Ended December 31,
	2009	2008	2007	2006	2006	2005
	(in thousands, except per share data)
Other Data:
Stock-based compensation included in:
Cost of sales	$34	$2	$2	$1	$—	$—
Sales and marketing	999	153	189	59	—	—
Research and development	5,959	482	360	128	—	—
General and administrative	15,158	953	776	373	—	—
Transaction-related expenses	—	—	—	—	5,930	—

Total stock-based compensation expense	$22,150	$1,590	$1,327	$561	$5,930	$—

Intangible amortization included in:
Cost of sales	$—	$13	$1,227	$1,213	$—	$—
Sales and marketing	42	3,003	3,596	4,113	—	—

Total intangible amortization expense	$42	$3,016	$4,823	$5,326	$—	$—

	Sucessor				Predecessor
	Year Ended December 31,				Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$95,188	$30,626	$21,691	$16,917	$11,738
Total assets	225,442	138,818	110,376	96,754	25,620
Deferred revenue	26,106	15,744	12,939	8,105	6,231
Notes payable and capital lease obligation	—	9,910	13,324	15,917	63
Redeemable convertible preferred stock	—	—	5,000	4,920	—
Total stockholders' equity	$156,435	$79,071	$58,125	$53,548	$8,985

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 82% of our revenue for the year ended December 31, 2009 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Borders and Office Depot.

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

        Product revenue consists of revenue from sales of our packaged software and audio products. Subscription and service revenue consists primarily of revenue from our online software subscriptions. The content of our packaged software and subscription offerings are the same. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. We intend to begin bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market during the third quarter of 2010 as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we anticipate that we will be deferring approximately 20%-25% of each of these bundled sales. The deferred revenue will be recognized over the subscription term in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

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

        Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2009 accounted for 31% of our annual revenue in

2009. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education, home school and government purchasing cycles. We expect these trends to continue.

  Cost of Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. Cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We expect our cost of revenue to increase in absolute dollars in future periods as our unit sales continue to grow. We also expect cost of revenue will increase as a percentage of revenue in future periods with the planned launch of Rosetta Stone Version 4 TOTALe which includes services that have higher direct costs to deliver to customers than our existing software solutions.

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

        Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea. In each case we established local sales offices and call centers, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within these regions as well as to expand our presence into new countries, including Germany, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to increase in future periods.

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

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in future periods as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, independent director compensation, exchange listing fees and stockholder related fees, higher insurance premiums and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act of 2002. We also intend to increase administrative expenses as a result of our planned international expansion.

        Stock Compensation Charge.    Included in the respective operating expense lines is an aggregate $18.8 million expense, consisting of $18.5 million in stock-based compensation expense and $0.3 million in payroll tax expense, related to common stock grants awarded to key employees equal to a total of 591,491 shares in April 2009. This grant was net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations. The aggregate grant date fair value of the awards was $18.5 million, which we recognized as stock-based compensation expense on the grant date, as the awards were immediately vested. We allocated this $18.8 million aggregate expense among the operating expense line items in accordance with the functions performed by the respective employees who received the grants.

  Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is related to our long-term debt, the outstanding balance of which was zero as of December 31, 2009. Interest income represents interest received on our cash and cash equivalents.

  Income Tax Expense

        Income tax expense consists of federal and state income taxes in the United States. For the year ended December 31, 2009, our worldwide effective tax rate was approximately 35%-38%. We expect our worldwide rate to be approximately 35% in 2010 and beyond assuming no general increase in U.S. federal or state income tax rates applicable to companies such as ours. However, we expect our income tax expense to increase in absolute dollars as our income continues to grow.

  Critical Accounting Policies and Estimates

        In presenting our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

        We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this annual report on Form 10-K.

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

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. We offer customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than twelve months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the years ended December 31, 2009, 2008 and 2007, installment sales represented 8%, 4% and 3% respectively. Packaged software is provided to customers who purchase directly from us with a six-month right of return. We also allow our retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

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

        We have been engaged to develop language learning software for certain endangered languages under fixed fee arrangements. These arrangements also include contractual periods of post-contract support ("PCS") and online hosting services ranging from one to ten years. Revenue for multi-element contracts will be recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

  Stock-Based Compensation

        We account for stock-based compensation in accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"), which was adopted by us effective January 1, 2006. Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

        As of December 31, 2009 and 2008, there were approximately $5.3 million and $4.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.49 and 2.21 years, respectively.

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2009	2008	2007
Included in cost of revenue:
Cost of product revenue	$34	$2	$2
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	34	2	2

Included in operating expenses:
Sales and marketing	999	153	189
Research and development	5,959	482	360
General and administrative	15,158	953	776

Total included in operating expenses	22,116	1,588	1,325

Total	$22,150	$1,590	$1,327

        In accordance with ASC topic 718, the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. We use the Black-Scholes pricing model to value our stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model as follows:

	Year Ended December 31,
	2009	2008	2007
Expected stock price volatility	61%	57%-62%	62%-70%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.71%-2.46%	2.08%-3.36%	3.50%-4.96%

        Prior to the completion of our initial public offering in April 2009, our stock was not publicly quoted and we had a limited history of stock option activity, so we reviewed a group of comparable industry-related companies to estimate our expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing data from the peer group, we also considered the contractual option term and vesting period when determining the expected option life and forfeiture rate. Subsequent to the initial public offering, we continue to review a group of comparable industry-related companies to estimate volatility, but also review the volatility of our own stock since the initial public offering. We consider the volatility of the comparable companies to be the best estimate of future volatility. For the risk-free interest rate, we use a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

        The following table sets forth all stock option grants since the date of plan inception, through the date of this Annual Report on Form 10-K:

Grant Date	Number of Options Granted	Exercise Price	Common Stock Fair Value Per Share at Grant Date
May 22, 2006	1,366,456	$3.85	$4.57
August 16, 2006	29,861	3.85	5.10
August 21, 2006	149,500	3.85	5.14
September 5, 2006	130,000	3.85	5.25
December 8, 2006	29,133	3.85	5.92
February 2, 2007(1)	20,423	3.85	6.35
March 21, 2007	221,559	6.08	6.73
April 20, 2007(1)	31,330	6.08	6.98
June 5, 2007	59,800	7.31	7.31
August 3, 2007(1)	18,824	7.31	9.60
August 22, 2007	27,911	10.60	10.60
November 28, 2007	34,229	11.19	11.19
December 17, 2007(1)	22,178	10.60	11.30
February 8, 2008(1)	57,447	11.19	11.64
April 29, 2008(1)	99,346	11.64	10.36
May 28, 2008	110,916	10.36	10.36
August 19, 2008	36,075	14.22	14.22
November 19, 2008	99,021	17.49	17.49
April 15, 2009	441,911	18.00	18.00
May 28, 2009	15,000	22.30	22.30
August 19, 2009	1,974	20.35	20.35
November 18, 2009	12,445	16.74	16.74
December 7, 2009	1,259	18.05	18.05

(1)
The exercise price for these stock options was established at the fair value of our common stock on the date of grant approval by the board of directors. However, in accordance with ASC 718, because all of the key terms of the stock option grants were not communicated to employees on a timely basis, we established the option grant date, the interpolated common stock fair value and stock option fair value as of the date on which all key option terms were communicated to the employees, which is the date reflected above.

  Stock-based Compensation Expense in Connection with Executive Stock Grants and IPO Option and Restricted Stock Grants

        We made stock grants, restricted stock grants and stock option grants to our employees on April 15, 2009. In connection with these grants, we recorded an aggregate expense of approximately $18.5 million in the second quarter of 2009, and an additional $6.3 million that will be recorded over the four-year vesting period of the stock options and restricted stock grants.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consist of amounts due to us from our normal business activities. We provide an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified.

  Intangible Assets

        Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives in accordance with Accounting Standards Codification topic 350, Goodwill and Other Intangible Assets ("ASC 350"). On an annual basis, we review our indefinite lived intangible assets for impairment based on the fair value of indefinite lived intangible assets as compared to the carrying value in accordance with ASC 350. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. There has been no impairment of intangible assets during any of the periods presented.

  Goodwill

        In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. The first step is a screen for potential impairment by comparing the fair value of our one reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any. As of June 30, 2009 and 2008, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor is the reporting unit at risk of failing step one of the goodwill impairment test.

  Valuation of Long-Lived Assets

        In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), we evaluate the recoverability of our long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we believe that no impairment of our long-lived assets was indicated as of December 31, 2009 and 2008.

  Income Taxes

        For the years ended December 31, 2009, 2008 and 2007, we accounted for income taxes in accordance with Accounting Standards Codification topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued certain provisions in the Accounting Standards Codification topic 740-10-25, Income Taxes: Overall: Recognition, ("ASC 740-10-25"), which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC 740 and prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These provisions also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted these recognition provisions of ASC 740-10-25 effective January 1, 2007. The adoption of ASC 740-10-25 did not have a material impact on our financial condition, results of operations or cash flows.

Results of Operations

        The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$252,271	$209,380	$137,321
Cost of revenue	33,427	28,676	20,687

Gross profit	218,844	180,704	116,634

Operating expenses:
Sales and marketing	114,899	93,384	65,437
Research and development	26,239	18,387	12,893
General and administrative	57,174	39,577	29,786
Lease abandonment	—	1,831	—

Total operating expenses	198,312	153,179	108,116

Income from operations	20,532	27,525	8,518
Other income and expense:
Interest income	159	454	673
Interest expense	(356)	(891)	(1,331)
Other (expense) income	112	239	154

Interest and other income (expense), net	(85)	(198)	(504)

Income before income taxes	20,447	27,327	8,014
Income tax expense (benefit)	7,084	13,435	5,435

Net income	13,363	13,892	2,579
Preferred stock accretion	—	—	(80)

Income attributable to common stockholders	$13,363	$13,892	$2,499

Income per share attributable to common stockholders:
Basic	$0.89	$7.29	$1.47

Diluted	$0.67	$0.82	$0.15

Common shares and equivalents outstanding:
Basic weighted average shares	14,990	1,905	1,702

Diluted weighted average shares	19,930	16,924	16,533

Stock-based compensation included in:
Cost of sales	$34	$2	$2
Sales and marketing	999	153	189
Research and development	5,959	482	360
General and administrative	15,158	953	776
Transaction-related expenses	—	—	—

	$22,150	$1,590	$1,327

Intangible amortization included in:
Cost of sales	$—	$13	$1,227
Sales and marketing	42	3,003	3,596

	$42	$3,016	$4,823

Comparison of the Year Ended December 31, 2009 and the Year Ended December 31, 2008

	Year Ended December 31,
	2009		2008		Change	% Change
	(dollars in thousands)
Product revenue	$218,549	86.6%	$184,182	88.0%	$34,367	18.7%
Subscription and service revenue	33,722	13.4%	25,198	12.0%	$8,524	33.8%

Total revenue	$252,271	100.0%	$209,380	100.0%	$42,891	20.5%

Revenue by sales channel:
Direct-to-consumer	$114,002	45.2%	$96,702	46.2%	$17,300	17.9%
Kiosk	40,418	16.0%	36,314	17.3%	$4,104	11.3%
Retail	44,850	17.8%	34,638	16.5%	$10,212	29.5%

Total consumer	199,270	79.0%	167,654	80.1%	31,616	18.9%
Institutional	53,001	21.0%	41,726	19.9%	$11,275	27.0%

Total revenue	$252,271	100.0%	$209,380	100.0%	$42,891	20.5%

  Revenue

        Total revenue for the year ended December 31, 2009 was $252.3 million, an increase of $42.9 million, or 21%, from the year ended December 31, 2008.

  Consumer

        Consumer revenue was $199.3 million for the year ended December 31, 2009 an increase of $31.6 million, or 19%, from the year ended December 31, 2008. The increase in consumer revenue was attributable to a 14% increase in unit sales, which resulted in a $23.8 million increase in revenue, combined with a 4% increase in the average selling price of each unit, which accounted for a $7.8 million increase in revenue. Unit growth was driven by the planned expansion of our direct marketing programs, as well as growth in our retail distribution network. Direct advertising expenses increased 25% to $42.4 million during the year ended December 31, 2009, while the number of kiosks increased from 150 to 242 from December 31, 2008 to December 31, 2009. Our 2008 revenue includes a $2.6 million initial stocking order we received from Barnes & Noble in June 2008 to support their expansion of our product line to over 650 of their stores nationally. We did not have any such large initial stocking orders in 2009.

        Product revenue represented 96% of total consumer revenue for the year ended December 31, 2009, with the balance attributable to subscription and service revenue. We intend to begin bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market during the third quarter of 2010 with the planned launch of Rosetta Stone Version 4 TOTALe. As a result, we will be deferring approximately 20% - 25% of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

  Institutional

        Institutional revenue was $53.0 million for the year ended December 31, 2009, an increase of $11.3 million, or 27%, compared to the year ended December 31, 2008. The increase in institutional revenue was primarily due to the expansion of our direct sales force. As a result, we had a $4.8 million increase in education revenue, a $3.9 million increase in government revenue and a $2.0 million increase in corporate revenue.

        Product revenue represented 52% of total institutional revenue for the year ended December 31, 2009, and subscription and service revenue represented 48% for the same period.

  Cost of Revenue and Gross Profit

	Year Ended December 31,
	2009	2008	Change	% Change
	(dollars in thousands)
Revenue:
Product	$218,549	$184,182	$34,367	18.7%
Subscription and service	33,722	25,198	$8,524	33.8%

Total revenue	$252,271	$209,380	$42,891	20.5%

Cost of revenue:
Cost of product revenue	$30,264	$26,539	$3,725	14.0%
Cost of subscription and service revenue	3,163	2,137	$1,026	48.0%

Total cost of revenue	33,427	28,676	4,751	16.6%

Gross profit	$218,844	$180,704	$38,140

Gross margin percentages	86.7%	86.3%	0.4%

        Cost of revenue for the year ended December 31, 2009 was $33.4 million, an increase of $4.8 million, or 17%, from the year ended December 31, 2008. As a percentage of total revenue, cost of revenue decreased to 13% for the year ended December 31, 2009 compared to 14% for the year ended December 31, 2008. The dollar increase in cost of revenue was primarily attributable to expansion of our product offering combined with a change in our sales mix, offset in part by a reduction in affiliate commissions and the absence in the 2009 period of intangible amortization related to core technology associated with the acquisition of Fairfield & Sons, Ltd., which was fully amortized in 2008. Cost of subscription and service revenue increased by $1.0 million or 48% as we released Rosetta Stone TOTALe, our new web-based service offering that includes a component of dedicated language conversation coaching. We expect our cost of revenue will increase as a percent of revenue as we begin bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market with the planned launch of Rosetta Stone Version 4 during the third quarter of 2010.

  Operating Expenses

	Year Ended December 31,
	2009	2008	Change	% Change
	(dollars in thousands)
Sales and marketing	$114,899	$93,384	$21,515	23.0%
Research and development	26,239	18,387	7,852	42.7%
General and administrative	57,174	39,577	17,597	44.5%
Lease abandonment	—	1,831	(1,831)	(100.0)%

Total operating expenses	$198,312	$153,179	$45,133	29.5%

  Sales and Marketing Expenses

        Sales and marketing expenses for the year ended December 31, 2009 were $114.9 million, an increase of $21.5 million, or 23%, from the year ended December 31, 2008. As a percentage of total revenue, sales and marketing expenses were 46% for the year ended December 31, 2009, compared to 45% for the year ended December 31, 2008. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities. Advertising expenses grew by $8.6 million and were primarily related to television and radio media and internet marketing. We also expanded the number of our kiosks from 150 as of December 31, 2008 to 242 as of December 31, 2009, which resulted in $6.2 million of additional kiosk operating expenses, including rent and sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $6.4 million. The stock compensation charge related to a common stock grant to key employees in connection with our initial public offering resulted in a $0.4 million increase in sales and marketing expense in 2009 compared to the prior year period. Completion in January 2009 of the amortization of the intangible assets associated with the 2006 acquisition of Fairfield & Sons, Ltd. resulted in a $3.0 million reduction in amortization expense in 2009 when compared to the prior year period.

        Sales and marketing expenses without consideration of the stock compensation charge associated with the common stock grant to key employees in connection with our initial public offering would have been $114.5 million, an increase of $21.1 million or 23% from the prior year. As a percentage of revenue, sales and marketing expenses would have remained the same at 45% for the year ended December 31, 2009 compared to the prior year period.

  Research and Development Expenses

        Research and development expenses were $26.2 million for the year ended December 31 2009, an increase of $7.9 million, or 43%, from the year ended December 31, 2008. As a percentage of total revenue, research and development expenses increased to 10% for the year ended December 31, 2009 compared to 9% for the year ended December 31, 2008. The dollar and percentage increase were primarily attributable to a stock compensation charge related to common stock awarded to key employees which resulted in a $5.0 million increase in research and development expense in 2009 when compared to the prior year period. In addition, research and development expenses increased $3.0 million due to the addition of new product development personnel associated with the development of new products and services that are complementary to our existing solutions.

        Research and development expenses without consideration of the stock compensation charge associated with the common stock grant to key employees in connection with our initial public offering would have been $21.2 million, an increase of $2.9 million or 16% from the prior year. As a percentage of revenue, research and development expenses would have decreased to 8% for the year ended December 31, 2009 from 9% for the prior year period.

  General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2009 were $57.2 million, an increase of $17.6 million, or 45%, from the year ended December 31, 2008. As a percentage of revenue, general and administrative expenses increased to 23% for the year ended December 31, 2009 compared to 19% for the year ended December 31, 2008. The dollar and percentage increase was primarily attributable to a stock compensation charge related to common stock awarded to key employees in connection with our initial public offering resulting in a $13.4 million increase in general and administrative expense. In addition, general and administrative expenses increased due to greater personnel related costs as we expanded our finance, legal, information technology and other administrative functions to support the overall growth in our business. Personnel-related costs increased $4.2 million with a corresponding increase in communications, training, recruitment, travel and other support costs of $0.6 million and new office space and equipment depreciation costs of $0.9 million. Legal fees also increased $0.4 million related to intellectual property protection matters, and liability insurances for directors and officers increased $0.3 million. This increase was partially offset by decreased professional service expenses of $1.5 million as we replaced contract staff with employees and a decrease in bad debt expense $0.7 million during the year ended December 31, 2009 as a result of improved collection efforts.

        General and administrative expenses without consideration of the stock compensation charge associated with the common stock grant to key employees in connection with our initial public offering would have been $43.8 million, an increase of $4.2 million or 11% from the prior year. As a percentage of revenue, general and administrative expenses would have decreased to 17% for the year ended December 31, 2009 from 19% for the prior year period.

  Stock-Based Compensation Charge

        Included in each of the respective operating expense lines for the year ended December 31, 2009 is a portion of the $18.8 million charge related to the total of 591,491 shares of common stock awarded to 10 of our key employees in April 2009. The following table presents the stock-based compensation charge by operating expense line item:

	Year Ended December 31,
	2009	2008	Change	% Change
	(dollars in thousands)
Sales and marketing	$377	$—	$377	100%
Research and development	5,033	—	$5,033	100%
General and administrative	13,393	—	13,393	100%

Total	$18,803	$—	$18,803	100%

  Lease Abandonment Expenses

        We incurred no lease abandonment expense for the year ended December 31, 2009; however, with respect to the year ended December 31, 2008, we incurred lease abandonment expense associated with the relocation of our headquarters of $1.8 million consisting of accrued exit costs and liabilities under operating lease agreements.

  Interest and Other Income (Expense)

	Year Ended December 31,
	2009	2008	Change	% Change
	(dollars in thousands)
Interest income	$159	$454	$(295)	(65.0)%
Interest expense	(356)	(891)	$535	(60.0)%
Other income	112	239	$(127)	(53.1)%

Total	$(85)	$(198)	$113	(57.1)%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the year ended December 31, 2009 was $0.2 million, a decrease of $0.3 million, or 65%, from the year ended December 31, 2008. Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of December 31, 2009. Interest expense for the year ended December 31, 2009 was $0.4 million, a decrease of $0.5 million, or 60% from the year ended December 31, 2008. The decrease was primarily due to the retirement of our previous Madison Capital term loan. Other Income for the year ended December 31, 2009 was $0.1 million, a decrease of $0.1 million, or 53% and is primarily due to foreign currency fluctuations.

  Income Tax Expense

	Year Ended December 31,
	2009	2008	Change	% Change
	(dollars in thousands)
Income tax expense	$7,084	$13,435	$(6,351)	(47.3)%

        Income tax expense for the year ended December 31, 2009 was $7.1 million, a decrease of $6.4 million, or 47%, compared to the year ended December 31, 2008. The decrease was the result of a decrease of $6.9 million in pre-tax income for the year ended December 31, 2009 and a lower effective tax rate, compared to the year ended December 31, 2008. Our effective tax rate decreased to 35% for the year ended December 31, 2009 compared to 49% for the year ended December 31, 2008. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and a change in our transfer pricing agreements.

        We determine the pricing among our associated entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made changes to the transfer pricing agreements effective January 1, 2009. The resulting change in geographic distributions of income contributed to a lower effective tax rate as compared to the year ended December 31, 2008.

        We do not currently record income tax on the results of our U.K., Japan or German subsidiaries. Despite enacting certain tax planning strategies during the year ended December 31, 2009, no subsidiary has produced sustainable pretax profits as of December 31, 2009 and each remains in a three-year cumulative loss position. Accordingly we continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As we continue operations in accordance with the revised transfer pricing agreements, we will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

Comparison of the Year Ended December 31, 2008 and the Year Ended December 31, 2007

	Year Ended December 31,
	2008		2007		Change	% Change
	(dollars in thousands)
Product revenue	$184,182	88.0%	$119,897	87.3%	$64,285	53.6%
Subscription and service revenue	25,198	12.0%	17,424	12.7%	$7,774	44.6%

Total revenue	$209,380	100.0%	$137,321	100.0%	$72,059	52.5%

Revenue by sales channel:
Direct-to-consumer	$96,702	46.2%	$61,950	45.1%	$34,752	56.1%
Kiosk	36,314	17.3%	23,947	17.4%	$12,367	51.6%
Retail	34,638	16.5%	21,206	15.4%	$13,432	63.3%

Total consumer	167,654	80.1%	107,103	78.0%	60,551	56.5%
Institutional	41,726	19.9%	30,218	22.0%	$11,508	38.1%

Total revenue	$209,380	100.0%	$137,321	100.0%	$72,059	52.5%

  Revenue

        Total revenue for the year ended December 31, 2008 was $209.4 million, an increase of $72.1 million, or 53%, from the year ended December 31, 2007.

  Consumer

        Consumer revenue was $167.7 million for the year ended December 31, 2008, an increase of $60.6 million, or 57%, from the year ended December 31, 2007. The increase in consumer revenue was attributable to a 22% increase in unit sales, which resulted in a $23.7 million increase in revenue, combined with a 28% increase in the average selling price of each unit, which accounted for a $36.9 million increase in revenue. Unit growth was driven by the expansion of our direct advertising campaign as well as growth in our retail distribution network. Direct advertising expenses increased 38% to $33.9 million during the year ended December 31, 2008, while the number of kiosks increased from 86 to 150 from December 31, 2007 to December 31, 2008. We also received a $2.6 million initial stocking order from Barnes & Noble in June 2008 to support their expansion of our product line to over 650 of their stores nationally.

        In August 2007, we released our Version 3 solution for ten of our best selling languages. All Version 3 solutions include three course levels, while our Version 2 solutions only include one or two course levels. Upon the release of a language in Version 3, we discontinue selling that language in Version 2 and, as a result, sales of Version 3 products replace sales of Version 2 products for that language. Our solutions are often purchased in sets including all available course levels for a language. The additional levels included in Version 3 enabled us to offer additional languages with three course levels, resulting in a greater number of available products at our highest price point for a complete set. In March 2008, we released Version 3 in four additional languages and, in June 2008, we released seven additional Version 3 languages. Also in June 2008, we released our Audio Companion practice tool product for all 14 then-available Version 3 languages. In September 2008, we released Version 3 and our Audio Companion in seven additional languages. This expansion of our product portfolio with higher price point options has resulted in the 28% increase in average selling price per unit for the year ended December 31, 2008.

        Product revenue represented 94% of total consumer revenue for the year ended December 31, 2008, with the balance attributable to subscription and service revenue.

  Institutional

        Institutional revenue was $41.7 million for the year ended December 31, 2008, an increase of $11.5 million, or 38%, compared to the year ended December 31, 2007. The increase in institutional revenue was primarily due to the expansion of our direct sales force. As a result, we had a $9.4 million increase in education and home school revenue and a $1.6 million increase in corporate revenue.

        Product revenue represented 65% of total institutional revenue for the year ended December 31, 2008, and subscription and service revenue represented 35% for the same period.

  Cost of Revenue and Gross Profit

	Year Ended December 31,
	2008	2007	Change	% Change
	(dollars in thousands)
Revenue:
Product	$184,182	$119,897	$64,285	53.6%
Subscription and service	25,198	17,424	$7,774	44.6%

Total revenue	$209,380	$137,321	$72,059	52.5%

Cost of revenue:
Cost of product revenue	$26,539	$19,055	$7,484	39.3%
Cost of subscription and service revenue	2,137	1,632	$505	30.9%

Total cost of revenue	28,676	20,687	7,989	38.6%

Gross profit	$180,704	$116,634	$64,070

Gross margin percentages	86.3%	84.9%	1.4%

        Cost of revenue for the year ended December 31, 2008 was $28.7 million, an increase of $8.0 million, or 39%, from the year ended December 31, 2007. As a percentage of total revenue, cost of revenue was 14% for the year ended December 31, 2008 compared to 15% for the year ended December 31, 2007. The dollar increase in cost of revenue was attributable to growth in unit sales. The increase in gross margin percentage was due to a $0.9 million write down of inventory in the 2007 period associated with the transition from Version 2 to Version 3 product and packaging.

  Operating Expenses

	Year Ended December 31,
	2008	2007	Change	% Change
	(dollars in thousands)
Sales and marketing	$93,384	$65,437	$27,947	42.7%
Research and development	18,387	12,893	$5,494	42.6%
General and administrative	39,577	29,786	$9,791	32.9%
Lease abandonment	1,831	—	$1,831	100.0%

Total operating expenses	$153,179	$108,116	$45,063	41.7%

  Sales and Marketing Expenses

        Sales and marketing expenses for the year ended December 31, 2008 were $93.4 million, an increase of $27.9 million, or 43%, from the year ended December 31, 2007. As a percentage of total revenue, sales and marketing expenses were 45% for the year ended December 31, 2008, compared to 48% for the year ended December 31, 2007. The dollar increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Advertising expenses grew by $9.3 million and were primarily related to the purchase of additional television media. We also expanded the number of our kiosks from 86 as of December 31, 2007 to 150 as of December 31, 2008, which resulted in $7.9 million of additional kiosk operating expenses, including sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $7.7 million.

  Research and Development Expenses

        Research and development expenses were $18.4 million for the year ended December 31, 2008, an increase of $5.5 million, or 43%, from the year ended December 31, 2007. As a percentage of total revenue, research and development expenses were 9% for the years ended December 31, 2008 and 2007. The dollar increase was primarily attributable to additional personnel and contract development costs associated with the transition of Version 2 languages to Version 3, as well as the development of new products and services that are complementary to our existing solutions.

  General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2008 were $39.6 million, an increase of $9.8 million, or 33%, from the year ended December 31, 2007. As a percentage of revenue, general and administrative expenses decreased to 19% for the year ended December 31, 2008 compared to 22% for the year ended December 31, 2007. The dollar increase was primarily attributable to a $4.3 million increase in personnel-related costs as we expanded our finance, information technology and other administrative functions to support the overall growth in our business, and a corresponding increase in communications, travel and other support costs of $4.4 million. Depreciation expense also increased $0.9 million and bad debt expense increased $0.8 million during the year ended December 31, 2008 as a result of greater capital expenditures and credit sales. We also incurred an additional $1.0 million in legal fees related to intellectual property protection matters. This increase was partially offset by decreased professional service expenses of $0.2 million as we replaced contract staff with employees.

  Lease Abandonment Expenses

        Lease abandonment expense associated with the relocation of our headquarters was $1.8 million for the year ended December 31, 2008, consisting of accrued exit costs and liabilities under operating lease agreements.

  Interest and Other Income (Expense)

	Year Ended December 31,
	2008	2007	Change	% Change
	(dollars in thousands)
Interest income	$454	$673	$(219)	(32.5)%
Interest expense	(891)	(1,331)	$440	(33.1)%
Other income	239	154	$85	55.2%

Total	$(198)	$(504)	$306	(60.7)%

        Interest expense for the year ended December 31, 2008 was $0.9 million, a decrease of $0.4 million, or 33%, from the year ended December 31, 2007. The decrease was due to a reduction in the outstanding balance of our long-term debt as a result of $3.4 million in principal payments during the period

  Income Tax Expense

	Year Ended December 31,
	2008	2007	Change	% Change
	(dollars in thousands)
Income tax expense	$13,435	$5,435	$8,000	147.2%

        Income tax expense for the year ended December 31, 2008 was $13.4 million, an increase of $8.0 million, or 147%, compared to the year ended December 31, 2007. The increase was the result of an increase of $19.3 million in pre-tax income for the year ended December 31, 2008, compared to the year ended December 31, 2007. Our effective tax rate decreased to 49.2% for the year ended December 31, 2008 compared to 67.8% for the year ended December 31, 2007 as a result of a decline in the percentage of foreign losses relative to total consolidated income before tax. We do not currently recognize income tax benefits on losses in our foreign subsidiaries.

Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel-related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems.

        Since our inception, we have financed our operations solely through cash flow from operations with the exception of the acquisition of Fairfield & Sons, Ltd., which was funded in part through the sale of preferred and common stock and a $17.0 million term loan from Madison Capital Funding LLC. At December 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $95.2 million and available borrowings under our credit facility.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.73% as of December 31, 2009. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. In April 2009, we completed our initial public offering and received net proceeds of $49.0 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay Wells Fargo the outstanding principal and interest of the revolving credit facility. The full $12.5 million under the Wells Fargo revolving credit facility remains available to us for borrowing, subject to specified conditions.

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

        In April 2009, we completed an initial public offering. After deducting the payment of underwriters' discounts and commissions and offering expenses, our net proceeds from the sale of shares in the offering were $49.0 million. The net proceeds from the offering were used to repay a $9.9 million balance on our revolving credit facility with Wells Fargo and $7.9 million to satisfy the federal, state and local withholding tax obligations associated with the net issuance of common stock to certain of our key employees.

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $41.2 million for the year ended December 31, 2009. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation and amortization and stock compensation expense. Net income totaled $13.4 million for the year ended December 31, 2009. Depreciation, amortization and stock compensation expense for the period totaled $27.6 million. A decrease in amortization resulting from the full amortization of intangible assets in January 2009 was partially offset by increases in depreciation on tangible assets associated with the expansion of the business. The increase in stock-based compensation expense was primarily the result of $18.5 million in expense associated with the issuance of common stock to key employees in April 2009. Additionally, a $10.3 million increase in deferred revenue resulting from greater sales of subscription licenses contributed to net cash provided by operations.

        Net cash provided by operating activities was $18.3 million for the year ended December 31, 2008. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation and amortization and stock compensation expense. Net income totaled $13.9 million for the year ended December 31, 2008. Depreciation, amortization and stock compensation expense for the period totaled $8.7 million. Increases in deferred revenue resulting from greater sales of subscription licenses also contributed to net cash provided by operations; the increase represented $3.1 million for the year ended December 31, 2008. As a result of the growth in our retail channel and institutional sales, accounts receivable increased by $16.5 million. This increase in accounts receivable was offset in part by increases in net liabilities associated with the expansion of our business.

        Net cash provided by operating activities was $15.8 million for the year ended December 31, 2007. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation and amortization and stock compensation expense. Net income totaled $2.6 million for the year ended December 31, 2007. Depreciation and amortization and stock compensation expense for the period aggregated to $9.1 million. Increases in deferred revenue resulting from greater sales of subscription licenses also contributed to net cash provided by operations; the increase represented $4.8 million for the year ended December 31, 2007. As a result of the growth in our business, we had increases in accounts receivable and inventory, offset in part by increases in net liabilities.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $8.6 million, $7.0 million, and $9.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our investing activities during these periods primarily related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth.

  Net Cash Used In Financing Activities

        Net cash provided by financing activities was $32.0 million for the year ended December 31, 2009 primarily related to $49.0 million in net proceeds from our initial public offering, offset by the $9.9 million payment of the balance outstanding under our revolving credit facility with Wells Fargo and the $7.9 million payment of taxes associated with the common stock grant to some of our key employees.

        Net cash used in financing activities was $4.6 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively. Net cash used in financing activities during these periods was primarily related to principal payments on our long-term debt. Additionally, for the year ended December 31, 2008, net cash used in financing activities also included payments associated with our planned initial public offering.

        We believe that our current cash and cash equivalents and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through 2010. Thereafter, we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Operating lease obligations	12,720	5,593	5,128	1,911	88

Total	$12,720	$5,593	$5,128	$1,911	$88

        On January 4, 2006, we entered into a credit agreement for a $17.0 million term loan, or term loan, and a $4.0 million revolving credit facility, or revolver. The credit agreement was amended on August 2, 2007 and April 23, 2008 to amend some covenants, terms, and definitions. The term loan and revolver accrue interest at the base rate plus the applicable margin or the LIBOR rate plus the applicable margin, as specified by us. As of December 31, 2008, the interest rate on the term loan was 4.65%.

        On January 16, 2009, we entered into a new credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.73% as of December 31, 2009. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. With a portion of the net proceeds from our April 2009 initial public offering, we repaid the $9.9 million of borrowing under the Wells Fargo revolving credit facility, which had been used to prepay the borrowings made under the Madison Capital credit facility. As a consequence, the remaining balance of approximately $12.5 million under the Wells Fargo credit facility is available to us for borrowing, subject to specified conditions.

        The operating lease obligations reflected in the table above include our corporate office leases and site licenses for our kiosks.

Recent Accounting Pronouncements

        In February 2008, the FASB issued Accounting Standards Codification topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The provisions of ASC 820, which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the Company's financial statements. The effective date of ASC 820 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) was fiscal years beginning after November 15, 2008. On January 1, 2009 we adopted the provisions in ASC 820 for nonrecurring fair value measurements of nonfinancial assets and liabilities. We applied the provisions adopted in the first quarter of 2009 to the accounting for the acquisition of SGLC International Co. Ltd. See note 4.

        In December 2007, the FASB issued Accounting Standards Codification topic 805, Business Combinations ("ASC 805"), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We applied the provisions adopted in the first quarter of 2009 to the fair value measurements recorded as part of the acquisition of SGLC International Co. Ltd. See note 4.

        In December 2007, the FASB issued Accounting Standards Codification topic 810, Consolidation ("ASC 810"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 810 did not have a material impact on our financial position, results of operations or cash flows.

        In March 2008, the FASB issued Accounting Standards Codification topic 815, Derivatives and Hedging ("ASC 815"), which requires enhanced disclosures about an entity's derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of ASC 815 did not have a significant impact on our financial position, results of operations or cash flows.

        In May 2008, the FASB issued Accounting Standards Codification topic ASC 105, Generally Accepted Accounting Principles, ("ASC 105"), which identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. ASC 105 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 105 did not have significant impact on our financial position, results of operation, or cash flows.

        On October 10, 2008, the FASB issued Accounting Standards Codification topic 820, Fair Value Measurements and Disclosures ("ASC 820"), which was effective upon issuance, including periods for which financial statements have not been issued. ASC 820 provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of ASC 820 did not have a material impact on our consolidated financial position and the results of operations.

        In April 2009, the FASB issued Accounting Standards Codification topic 820-10-65-4, Fair Value Measurements and Disclosures ("ASC 820"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. ASC 820 is effective for annual and interim periods ending on or after June 15, 2009. The adoption of ASC 820 did not have a material impact on our consolidated financial position and the results of operations.

        On May 28, 2009, the FASB issued Accounting Standards Codification topic 855, Subsequent Events ("ASC 855"). Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective for the quarter ended June 30, 2009. The adoption of ASC 855 did not have any impact on our consolidated financial position or results of operations.

        On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 will not have any impact on our consolidated financial position or results of operations.

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

        In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, which amended the accounting requirements under the Revenue Recognition Topic, ASC 605-25 Multiple-Element Arrangements. The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Election of Directors," "Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board of Directors," "Corporate Governance—Committees,"

"Corporate Governance—Audit Committee," "Corporate Governance—Nominating & Corporate Governance Committee" and "Stockholder Proposals for 2011 Annual Meeting and Director Nominations" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2009 (the "2010 Proxy Statement").

Code of Ethics and Business Conduct

        We have adopted a code of ethics and business conduct ("code of conduct") that applies to all of our employees, officers and directors, including without limitation our principal executive officer, principal financial officer and controller or principal accounting officer. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any senior officer or director or material amendment to the code of conduct, if any, are available, without charge, under the "Corporate Governance—Highlights" tab on our website at www.rosettastone.com.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation & Management Development Committee Report", "Executive Compensation," "Non-Employee Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Board of Directors," "Corporate Governance—Committees" and "Interests of Management and Others in Certain Transactions" in the 2010 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Consolidated Financial Statements

  1.
  Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying "Index to Consolidated Financial Information" are filed as part of this Annual Report.

  2.
  Consolidated Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the consolidated financial statements or related notes.

      All other schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

        (b)   Exhibits

        The exhibits listed in the Index to Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSETTA STONE INC.
By:	/s/ TOM P.H. ADAMS Tom P.H. Adams Chief Executive Officer

Date: March 9, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 9th day of March, 2010.

Signature	Title

/s/ TOM P.H. ADAMS Tom P.H. Adams	Chief Executive Officer and Director (Principal Executive Officer)
/s/ BRIAN D. HELMAN Brian D. Helman	Chief Financial Officer (Principal Financial Officer)
/s/ LAURA L. WITT Laura L. Witt	Chairman of the Board, Director
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ JOHN T. COLEMAN John T. Coleman	Director
/s/ LAURENCE FRANKLIN Laurence Franklin	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ THEODORE J. LEONSIS Theodore J. Leonsis	Director
/s/ JOHN E. LINDAHL John E. Lindahl	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

        We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 2 and 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted the uncertain tax position related accounting provisions of Accounting Standards Codification 740, Income Taxes (formerly FIN No. 48).

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 9, 2010

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$95,188	$30,626
Restricted cash	50	34
Accounts receivable (net of allowance for doubtful accounts of $1,349 and $1,103, respectively)	37,400	26,497
Inventory, net	8,984	4,912
Prepaid expenses and other current assets	7,447	6,598
Deferred income taxes	6,020	2,282

Total current assets	155,089	70,949
Property and equipment, net	18,374	15,727
Goodwill	34,838	34,199
Intangible assets, net	10,704	10,645
Deferred income taxes	5,565	6,828
Other assets	872	470

Total assets	$225,442	$138,818

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,605	$3,207
Accrued compensation	10,463	8,570
Other current liabilities	25,638	20,021
Deferred revenue	24,291	14,382
Income tax payable	4,184	1,332
Current maturities of long-term debt—related party (Note 9)	—	4,250

Total current liabilities	66,181	51,762
Long-term debt—related party (Note 9)	—	5,660
Deferred revenue	1,815	1,362
Other long-term liabilities	1,011	963

Total liabilities	69,007	59,747
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A, Series A-1 Convertible Preferred Stock, $0.001 par value; zero and 269 shares authorized; zero and 269 shares issued and outstanding, liquidation preference of zero and $26,876 at December 31, 2009 and December 31, 2008, respectively	—	26,876
Class A, Series A-2 Convertible Preferred Stock, $0.001 par value; zero and 178 shares authorized; zero and 178 shares issued and outstanding, liquidation preference of zero and $17,820 at December 31, 2009 and December 31, 2008, respectively	—	17,820
Class B Convertible Preferred Stock, $0.001 par value; zero and 115 shares authorized; zero and 111 issued and outstanding, liquidation preference of zero and $11,341 at December 31, 2009 and 2008, respectively	—	11,341
Preferred Stock, $0.001 par value; 10,000 and zero shares authorized; zero and zero shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	—
Class A Convertible Common Stock, $0.00005 par value; zero and 900 shares authorized; zero and zero shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Class B Convertible Common Stock,$0.00005 par value; zero and 20,000 shares authorized; zero and zero shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 39,100 shares authorized, 20,440 and 1,936 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	2	1
Additional paid-in capital	130,872	10,814
Accumulated income	25,785	12,422
Accumulated other comprehensive loss	(224)	(203)

Total stockholders' equity	156,435	79,071

Total liabilities and stockholders' equity	$225,442	$138,818

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Product	$218,549	$184,182	$119,897
Subscription and service	33,722	25,198	17,424

Total revenue	252,271	209,380	137,321
Cost of revenue:
Cost of product revenue	30,264	26,539	19,055
Cost of subscription and service revenue	3,163	2,137	1,632

Total cost of revenue	33,427	28,676	20,687

Gross profit	218,844	180,704	116,634

Operating expenses
Sales and marketing	114,899	93,384	65,437
Research and development	26,239	18,387	12,893
General and administrative	57,174	39,577	29,786
Lease abandonment	—	1,831	—

Total operating expenses	198,312	153,179	108,116

Income from operations	20,532	27,525	8,518
Other income and expense:
Interest income	159	454	673
Interest expense	(356)	(891)	(1,331)
Other income	112	239	154

Total other income (expense)	(85)	(198)	(504)
Income before income taxes	20,447	27,327	8,014
Income tax provision	7,084	13,435	5,435

Net income	13,363	13,892	2,579
Preferred stock accretion	—	—	(80)

Net income attributable to common shareholders	$13,363	$13,892	$2,499

Net income per share attributable to common stockholders:
Basic	$0.89	$7.29	$1.47

Diluted	$0.67	$0.82	$0.15

Common shares and equivalents outstanding:
Basic weighted average shares	14,990	1,905	1,702

Diluted weighted average shares	19,930	16,924	16,533

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Class A, Series A-1 Convertible Preferred Stock		Class A, Series A-2 Convertible Preferred Stock		Class B Convertible Preferred Stock		Class A Convertible Common Stock		Class B Convertible Common Stock		Non-Designated Common Stock				Accumulated Other Comprehensive Income (loss)
													Additional Paid-in Capital	Accumulated Income (loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2007	269	$26,876	178	$17,820	63	$6,341	—	$—	—	$—	1,612	$1	$6,601	$(4,049)	$(42)	$53,548
Stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—	225	—	765	—	—	765
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,327	—	—	1,327
Accretion of Redeemable Convertible Class B Preferred Stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	—	(80)	—	—	(80)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	2,579	—	2,579
Foreign currency translation loss, net of tax of $6	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,565

Balance—December 31, 2007	269	26,876	178	17,820	63	6,341	—	—	—	—	1,837	1	8,613	(1,470)	(56)	58,125
Stock issed upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—	99	—	365	—	—	365
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,590	—	—	1,590
Tax benefit on stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	246	—	—	246
Expiration of redemption rights of Class B Redeemable Convertible Preferred Stock	—	—	—	—	48	5,000	—	—	—	—	—	—	—	—	—	5,000
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	13,892	—	13,892
Foreign currency translation loss, net of tax of $52	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(147)	(147)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,745

Balance—December 31, 2008	269	$26,876	178	$17,820	111	$11,341	—	$—	—	$—	1,936	$1	$10,814	$12,422	$(203)	$79,071

Stock issed upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—	89	—	386	—	—	386
Stock issued to employees	—	—	—	—	—	—	—	—	—	—	591	—	10,647	—	—	10,647
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,616	—	—	3,616
Tax benefit on stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	336	—	—	336
Conversion of preferred stock	(269)	(26,876)	(178)	(17,820)	(111)	(11,341)	—	—	—	—	14,508	1	56,036	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—	—	—	3,125	—	49,037	—	—	49,037
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	13,363	—	13,363
Foreign currency translation loss, net of tax of $(8)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,342

Balance—December 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	20,249	$2	$130,872	$25,785	$(224)	$156,435

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$13,363	$13,892	$2,579
Adjustments to reconcile net income to cash provided by operating activities, net of business acquisitions
Stock-based compensation expense	22,150	1,590	1,327
Compensation expense related to put-options	—	—	(7)
Bad debt expense	911	1,611	828
Depreciation and amortization	5,428	7,075	7,769
Amortization of deferred financing costs	209	104	104
Gain on embedded derivative	—	(4)	(29)
Deferred income tax benefit	(2,475)	(2,177)	(1,299)
Loss on disposal of equipment	42	17	193
Net change in:
Restricted cash	(16)	359	(383)
Accounts receivable	(11,779)	(16,494)	(4,010)
Inventory	(3,916)	(1,092)	(2,563)
Prepaid expenses and other current assets	(1,006)	(1,041)	(139)
Other assets	(429)	(91)	(169)
Accounts payable	(1,604)	(1,430)	2,630
Accrued compensation	1,905	3,933	1,348
Other current liabilities	5,678	7,393	2,108
Income tax payable	3,188	925	652
Excess tax benefit from stock options exercised	(336)	(246)	—
Other long-term liabilities	(463)	963	—
Deferred revenue	10,300	3,051	4,830

Net cash provided by operating activities	41,150	18,338	15,769

Cash Flows From Investing Activities:
Purchases of property and equipment	(8,455)	(7,019)	(9,167)
Acquisition, net of cash acquired	(100)	—	—
Proceeds from employee and stockholder loans	—	—	2

Net cash used in investing activities	(8,555)	(7,019)	(9,165)

Cash Flows From Financing Activities:
Proceeds from common stock issuance, net of issuance costs	49,037	—	—
Proceeds from the exercise of stock options	473	365	765
Tax benefit of stock options exercised	336	246	—
Costs incurred for intended initial public offering	—	(1,801)	—
Payment of payroll taxes on net common stock issuance	(7,887)	—	—
Payment of payroll taxes on stock options exercised	(89)	—	—
Proceeds from long-term debt	9,929	—	—
Principal payments under long-term debt	(19,839)	(3,402)	(2,550)
Payments under capital lease obligations	(3)	(12)	(16)

Net cash provided by (used in) financing activities	31,957	(4,604)	(1,801)

Increase in cash and cash equivalents	64,552	6,715	4,803
Effect of exchange rate changes in cash and cash equivalents	10	2,220	(29)

Net increase in cash and cash equivalents	64,562	8,935	4,774
Cash and cash equivalents—beginning of year	30,626	21,691	16,917

Cash and cash equivalents—end of year	$95,188	$30,626	$21,691

Supplemental Cash Flow Disclosure:
Cash paid during the periods for:
Interest	$104	$936	$1,259

Income taxes, net	$6,364	$14,642	$4,821

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$546	$1,076	$455

Equipment acquired under capital lease	$14	$—	$—

Contingent liability for acquisition	$850	$—	$—

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and subsidiaries ("Rosetta Stone," the "Company" or the "Successor") develops, markets and supports a suite of language learning software products under the Rosetta Stone brand name. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of CD-ROM's and on line subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK), Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has six wholly owned operating subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone (UK), a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, and Rosetta Stone GmbH, a company incorporated under the laws of Germany.

        On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd., headquartered in Seoul, South Korea, see Note 4—Acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial Public Offering

        In April 2009, the Company completed an initial public offering consisting of 7,187,500 shares of common stock at $18.00 per share. The total shares sold in the offering included 4,062,500 sold by selling stockholders and 3,125,000 shares sold by the Company.

        After deducting the payment of underwriters' discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were $49.0 million. The net proceeds from the offering were used to repay a $9.9 million balance on the revolving credit facility and $7.9 million to satisfy the federal, state and local withholding tax obligations associated with the net issuance of stock grants made to key employees.

Principles of Consolidation

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe, which was released in July 2009. Rosetta Stone TOTALe is currently sold only as an online software subscription. Revenue is recognized for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than twelve months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the years ended December 31, 2009, 2008 and 2007, installment sales represented 8%, 4% and 3% of revenue, respectively. Packaged software is provided to customers who purchase directly from us with a six-month right of return. The Company also allows its retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and demand deposits with financial institutions.

Restricted Cash

        Restricted cash is restricted for the reimbursement of funds to employees under the Company's flexible benefit plan and security for a credit card processing vendor.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consist of amounts due to the Company from its normal business activities. The Company provides an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified.

Inventories

        Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reserve for obsolete and potential obsolete inventory.

Concentrations of Credit Risk

        Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company is insured by the Federal Deposit Insurance Corporation for up to $250,000 at each bank. The Company's cash and cash equivalents may exceed the insured limits at times. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash. The Company sells products to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2009, 2008 or 2007. The Company had 3 customers that accounted for 47% of accounts receivable at December 31, 2009, and two customers that accounted for 38% of accounts receivable at December 31, 2008.

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of debt approximates fair value at December 31, 2009 and 2008.

Property, Equipment and Software

        Property, equipment, and software are stated at cost, less accumulated depreciation and amortization. Depreciation on property, leasehold improvements, equipment, and software is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Software	3 years
Computer equipment	3 - 5 years
Automobiles	5 years
Furniture and equipment	5 - 7 years
Building	39 years
Building improvements	15 years
Leasehold improvements	4 - 7 years
Assets under capital leases	lesser of lease term or economic life

        Expenses for repairs and maintenance that do not extend the life of equipment are charged to expense as incurred. Expenses for major renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Intangible Assets

        Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives in accordance with Accounting Standards Codification topic 350, Goodwill and Other Intangible Assets ("ASC 350"). On an annual basis, the Company reviews its indefinite lived intangible assets for impairment based on the fair value of indefinite lived intangible assets as compared to the carrying value in accordance with ASC 350. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. There has been no impairment of intangible assets during any of the periods presented.

Goodwill

        In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. As of June 30, 2009 and 2008, the Company reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented.

Valuation of Long-Lived Assets

        In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), the Company evaluates the recoverability of its long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that no impairment of its long-lived assets was indicated as of December 31, 2009 and 2008.

Financial Instruments with Characteristics of Both Liabilities and Equity

        The Company issues financial instruments that have characteristics of both liabilities and equity. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 480, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("ASC 480"), as well as related interpretations of this standard.

Derivative Instruments

        The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities ("ASC 815") as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

Stock Split

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

Guarantees

        Indemnifications are provided of varying scope and size to certain institutional customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations.

Cost of Revenue

        Cost of revenue consists of the direct and indirect costs to produce and distribute Rosetta Stone software. Inventory related costs include materials purchasing, inbound freight, inventory receiving, production assembly of boxed products, product royalty fees, storage of inventory, inventory obsolescence and inventory shrinkage. Distribution related costs include out-bound freight, fulfillment partner fees, internal shipping labor and packaging materials. Other costs included in cost of revenue include credit card processing fees, amortization of certain intangible assets, depreciation of fixed assets used, and the cost of technical support for customers.

Research and Development

        Research and development expenses include employee compensation costs, professional services fees and overhead costs associated with product development. Software products are developed for sale to external customers. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. The Company has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred.

Software Developed for Internal Use

        Product development also includes certain software products for internal use. Development costs for internal use software are expensed as incurred until the project reaches the application development stage, in accordance with Accounting Standards Codification topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("ASC 350"). Internal-use software is defined to have the following characteristics: (a) the software is internally developed, or modified solely to meet the entity's internal needs, and (b) during the software's development or modification, no substantive

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

plan exists or is being developed to market the software externally. Internally developed software is amortized over a three-year useful life.

        For the years ended December 31, 2009, 2008 and 2007, the Company capitalized zero, $0.2 million and $1.1 million in internal-use software, respectively.

        For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense relating to internal-use software of $0.5 million, $0.5 million and $0.4 million, respectively.

Income Taxes

        For the years ended December 31, 2009, 2008 and 2007, the Company accounted for income taxes in accordance with Accounting Standards Codification topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification topic 740-10-25, Accounting for Uncertainty in Income Taxes ("ASC 740-10-25"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC 740 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company adopted ASC 740-10-25 effective January 1, 2007. The adoption of ASC 740-10-25 did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

Net Income Per Share

        Net income per share is computed under the provisions of Accounting Standards Codification topic 260, Earnings Per Share. Basic income per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options (using

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the treasury stock method), restricted stock awards, restricted stock units and conversion of preferred shares (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income	$13,363	$13,892	$2,579
Accretion of redeemable convertible preferred stock	—	—	(80)

Net income attributable to common stockholders	$13,363	$13,892	$2,499

Denominator:
Weighted average number of common shares:
Basic	14,990	1,905	1,702

Diluted	19,930	16,924	16,533

Income per common share:
Basic	$0.89	$7.29	$1.47

Diluted	$0.67	$0.82	$0.15

        The following table sets forth common stock equivalent shares included in the calculation of the Company's diluted net income per share (in thousands):

	Years Ended December 31,
	2009	2008	2007
Equity instruments:
Convertible preferred stock	4,134	14,508	14,508
Restricted common stock units	7	—	—
Restricted common stock	93	—	—
Stock options	706	511	322

Total common stock equivalent shares	4,940	15,019	14,830

        Share-based awards to purchase approximately 15,000, 135,000 and 103,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Comprehensive Income (Loss)

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2009, 2008 and 2007, the Company's comprehensive income consisted of net income and foreign currency translation gains (losses).

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Transactions

        The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income in stockholders' equity.

        Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.

        Gains and losses resulting from foreign currency transactions are included in other income and expense. Foreign currency transaction gains (losses) were $(44,000), $0.2 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Recently Issued Accounting Standards

        In February 2008, the FASB issued Accounting Standards Codification topic 820, Fair Value Measurements and Disclosures ("ASC 820"). The provisions of ASC 820, which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the Company's financial statements. The effective date of ASC 820 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) was fiscal years beginning after November 15, 2008. On January 1, 2009 the Company adopted the provisions in ASC 820 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The Company applied the provisions adopted in the first quarter of 2009 to the fair value measurements recorded as part of the acquisition of SGLC International Co. Ltd. See note 4.

        In December 2007, the FASB issued Accounting Standards Codification topic 805, Business Combinations ("ASC 805"), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company applied the provisions adopted in the first quarter of 2009 to the accounting for the acquisition of SGLC International Co. Ltd. See note 4.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 855 became effective for the quarter ended June 30, 2009. The adoption of ASC 855 did not have any impact on the Company's consolidated financial position or results of operations.

        On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 will not have any impact on the Company's consolidated financial position or results of operations.

        On June 29, 2009, the FASB issued Accounting Standards Codification topic ASC 105, Generally Accepted Accounting Principles ("ASC 105"), which establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of ASC 105 and the Codification on September 30, 2009 did not have a material effect on the Company's consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, which amended the accounting requirements under the Revenue Recognition Topic, ASC 605-25 Multiple-Element Arrangements. The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is "more than incidental" to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORY

        Inventory consisted of the following (in thousands):

	As of December 31,
	2009	2008
Raw materials	$4,053	$3,023
Finished goods	5,696	2,359

	9,749	5,382
Reserve for obsolete inventory	(765)	(470)

Inventory, net	$8,984	$4,912

4. ACQUISITIONS

        On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd., a software reseller headquartered in Seoul, South Korea. As the assets acquired constituted a business, this transaction was accounted for under Accounting Standards Codification topic 805, Business Combination ("ASC 805"). The purchase price consisted of an initial cash payment of $100,000, followed by three annual cash installment payments, based on revenue performance in South Korea. The terms of the acquisition agreement provide for additional consideration to be paid by the Company in each of the following three years, if the acquired company's revenues exceed certain targeted levels each of these years. The amount is calculated as the lesser of a percentage of the revenue generated or a fixed amount for each year, based on the terms of the agreement.

        Based on these terms, the minimum additional cash payment is zero if none of the minimum revenue targets are met, and the maximum additional payment is $1.1 million. Management determined that the total contingent consideration for inclusion in the purchase price was the maximum of $1.1 million, the fair value of which is $850,000. Including the cash paid upon the acquisition date of $100,000, the total purchase price was $950,000.

        Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the date of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management's estimates.

        The summary of fair value of assets acquired in the asset acquisition is as follows (in thousands):

Tangible assets:
Inventory	$135
Property and equipment	95
Intangible assets:
Customer relationships	100
Goodwill	620

Total assets acquired	$950

        A total of $100,000 was allocated to amortizable intangible assets consisting of customer relationships, and a total of $620,257 was allocated to goodwill. Goodwill represents the excess of the

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

purchase price over the fair value of tangible and amortizable intangible assets acquired. No liabilities were assumed in this acquisition, and proforma requirements were immaterial to the presentation.

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2009	2008
Land	$390	$390
Buildings and improvements	7,952	5,437
Leasehold improvements	1,453	1,166
Computer equipment	7,617	6,134
Software	11,327	8,251
Furniture and equipment	2,589	2,060

	31,328	23,438
Less: accumulated depreciation	(12,954)	(7,711)

Property and equipment, net	$18,374	$15,727

        The Company leases certain computer equipment, software and machinery under capital lease agreements, with bargain purchase options at the end of the lease term. As of December 31, 2009 and 2008, leased computer equipment and software included in property and equipment above was $56,000 and $44,000, respectively.

        The Company recorded depreciation expense for the years ended December 31, 2009, 2008 and 2007 in the amount of $5.4 million, $4.0 million and $2.9 million, respectively.

6. GOODWILL

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone, Ltd. in January 2006 and the acquisition of certain assets of SGLC International Co. Ltd. in November 2009, as detailed in Note 4. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350"). If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition. For income tax purposes, the goodwill balance is amortized over a period of 15 years.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL (Continued)

        The following table represents the balance and changes in goodwill for the years ended December 31, 2009, 2008, 2007 and 2006 (in thousands):

Balance as of January 1, 2006	$—
Rosetta Stone Ltd. acquisition	34,199

Balance as of December 31, 2006	$34,199
No acquisition activity	—

Balance as of December 31, 2007	$34,199
No acquisition activity	—

Balance as of December 31, 2008	$34,199
SGLC International Co. LTD. acquisition	620

Balance as of December 31, 2009	$34,819
Effect of change in foreign currency rate	19

Balance as of December 31, 2009	$34,838

7. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,842	(10,747)	95	10,739	(10,706)	33
Website	12	(10)	2	12	(7)	5

Total	$23,914	$(13,210)	$10,704	$23,811	$(13,166)	$10,645

        The Company recorded intangible assets of $23.8 million, associated with the acquisition of Rosetta Stone Ltd. in January 2006, and $100,000 with the acquisition of certain assets of SGLC International Co. Ltd. in November 2009. The Company did not record any additions to intangible assets during 2008. The estimated lives of the acquired core technology and customer relationships are between 18 to 36 months. The intangible asset associated with the trade name and trademark has an indefinite useful life. The estimated life of the website rights is 60 months. The Company computes

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS (Continued)

amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the estimated useful lives of the intangible assets acquired:

Weighted Average Life
Trade name / trademark	Indefinite
Core technology	24 months
Customer relationships	33 months
Website	60 months

        Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Included in cost of revenue:
Cost of product revenue	$—	$13	$1,227
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	—	13	1,227
Included in operating expenses:	$42	$3,003	$3,596

Total	$42	$3,016	$4,823

        The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2009 (in thousands):

As of December 31, 2009
2010	$54
2011	43
Thereafter	—

Total	$97

8. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	December 31,
	2009	2008
Marketing expenses	$8,746	$4,803
Professional and consulting fees	2,720	2,249
Sales return reserve	4,708	3,229
Taxes payable	2,043	1,527
Other	7,421	8,213

	$25,638	$20,021

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BORROWING AGREEMENT

        On January 4, 2006, the Company entered into a Credit Agreement with Madison Capital, which provided the Company a $4.0 million revolving credit facility ("Revolver") and a $17.0 million term loan ("Term Loan"). The Credit Agreement was amended on August 2, 2007 and April 23, 2008 to amend certain covenants, terms, and definitions. Under the Credit Agreement, all amounts outstanding under the Revolver and the Term Loan accrued interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin, as specified by the Company. As of December 31, 2008, the interest rate on the term loan was 4.65%.

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.73% as of December 31, 2009. On January 16, 2009, the Company borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the Term Loan the Company had with Madison Capital. As a result, the Company has no borrowings owed to Madison Capital under either their Term Loan or Revolver, and the Company has terminated these credit agreements. As a result of the early repayment of the Madison Capital Loan, the Company wrote-off the remaining unamortized capitalized financing costs associated with this loan. The amount of the write-off was approximately $0.2 million. Upon completion of the Company's initial public offering, the Company repaid the $9.9 million balance of its revolving credit facility with Wells Fargo during the three months ended June 30, 2009, and a total of $12.5 million under revolving credit facility is available to the Company for borrowing thereunder.

        Long-term borrowings consist of the following (in thousands):

	December 31,
	2009	2008
Term loan, Madison Capital	$—	$9,910
Revolver, Wells Fargo Bank N.A.	—	—

	—	9,910
Less current portion	—	(4,250)

Total	$—	$5,660

        Certain of the Company's assets are pledged as collateral to secure any borrowings by the Company under the credit agreement with Wells Fargo. The line of credit contains financial covenants tested on a quarterly basis and is applicable for the term of the loan. The primary covenants under the line of credit are limitations on liens and encumbrances, restrictions on investments, limitations on the sale of certain assets, and a minimum liquidity threshold. In addition, the Company is required to provide a quarterly report to the lender within 45 days following the end of a quarter, and an audited annual report 120 days following the close of the fiscal year. Non-compliance with debt covenants are considered events of default and could result in the line of credit becoming immediately due and/or being terminated.

        Interest expense for the twelve months ended December 31, 2009 and 2008 was $0.4 million and $0.9 million, respectively.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION

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

  2009 Omnibus Incentive Plan

        On February 27, 2009, the Company's Board of Directors approved a new Stock Incentive and Award Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At December 31, 2009 there were 1,960,958 shares available for future grant under the 2009 Plan.

        In accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model as follows:

	Year Ended December 31,
	2009	2008	2007
Expected stock price volatility	61%	57% - 62%	62% - 70%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.71% - 2.46%	2.08% - 3.36%	3.50% - 4.96%

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        Prior to the completion of the Company's initial public offering in April 2009, the Company's stock was not publicly quoted and the Company had a limited history of stock option activity, so the Company reviewed a group of comparable industry-related companies to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing data from the peer group, the Company also considered the contractual option term and vesting period when determining the expected option life and forfeiture rate. Subsequent to the initial public offering, the Company continues to review a group of comparable industry-related companies to estimate volatility, but also reviews the volatility of its own stock since the initial public offering. The Company considers the volatility of the comparable companies to be the best estimate of future volatility. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

        Stock Options—The following table summarizes the Company's stock option activity for the years ended December 31, 2009, 2008 and 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance at January 1, 2007	1,531,231	$3.85	9.46	$3,415,823
Options granted	415,574	7.28
Options exercised	(238,735)	3.85
Options cancelled	(214,367)	4.53

Balance at December 31, 2007	1,493,703	4.70	8.70	9,695,391
Options granted	402,805	12.89
Options exercised	(103,506)	3.96
Options cancelled	(135,203)	7.97

Balance at December 31, 2008	1,657,799	6.48	8.05	18,268,386
Options granted	472,589	18.11
Options exercised	(93,505)	5.10
Options cancelled	(60,654)	12.48

Balance at December 31, 2009	1,976,229	9.14	7.58	17,511,103

Vested and expected to vest at December 31, 2008	1,572,720	6.23	7.99	17,722,546

Vested and expected to vest at December 31, 2009	1,878,917	8.73	7.5	17,396,124

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        The following tables summarize the status of options outstanding under the Company's stock option plan as of December 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/09	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/09	Weighted Average Exercise Price
$3.85 - $3.85	909,725	6.50	$3.85	762,478	$3.85
$6.08 - $10.36	323,040	7.47	7.33	192,345	6.99
$11.19 - $17.49	298,591	8.46	13.76	102,329	12.83
$18.00 - $18.00	426,640	9.24	18.00	15,187	18.00
$18.05 - $20.35	3,233	9.75	19.45	498	20.35
$22.30 - $22.30	15,000	9.41	22.30	—	—

$3.85 - $22.30	1,976,229	7.58	9.14	1,072,837	5.47

        As of December 31, 2009 and 2008, there were approximately $5.3 million and $4.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.49 and 2.21 years, respectively.

        The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2009 was 7.58 years and $17.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2009 was 6.84 years and $13.4 million, respectively. As of December 31, 2009, options were vested and exercisable as to a total of 1,072,837 shares of common stock with a weighted average exercise price per share of $5.47.

        The weighted average grant-date fair value per share of stock options granted was $10.32, $7.19 and $5.04 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2009, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount is subject to change based on changes to the fair market value of the Company's common stock.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        Restricted Stock—The following table summarizes the Company's restricted stock activity for the year ended December 31, 2009:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Nonvested Awards, January 1, 2009	—	—	$—
Awards granted	191,468	18.72
Awards vested	—
Awards cancelled	(11,666)	19.55

Nonvested Awards, December 31, 2009	179,802	18.67	3,356,903

        During 2009, 191,468 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $3.6 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

        Restricted Stock Units—During 2009, 9,858 restricted stock units were granted. The aggregate grant date fair value of the awards was $180,000, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

        Common Stock Grant—In May 2006, the Company adopted the Rosetta Stone Inc. Liquidity Performance Award Plan. The Company amended this plan by resolution dated December 31, 2008. This plan provides a bonus to its key employees in the event of an acquisition of the Company, an acquisition of substantially all of the assets of the Company, a liquidation of the Company or any other transaction resulting in liquidating distributions to any holders of its preferred stock. This plan terminates upon completion of an initial public offering. In April 2009, the Company's Board of Directors awarded 10 of the Company's key employees a total of 591,491 shares of common stock. This grant is net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations, which were paid by the Company to the respective taxing authorities in cash. Thus, the grant is referred to as a "net issuance." The aggregate grant date fair value of the awards was $18.5 million, which was recognized as expense on the grant date, as the grants were immediately vested.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2009	2008	2007
Included in cost of revenue:
Cost of product revenue	$34	$2	$2
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	34	2	2

Included in operating expenses:
Sales and marketing	999	153	189
Research and development	5,959	482	360
General and administrative	15,158	953	776

Total included in operating expenses	22,116	1,588	1,325

Total	$22,150	$1,590	$1,327

11. COMMON STOCK

        At December 31, 2008, the Company had the authority to issue 60,000,000 shares of common stock, of which 900,000 shares were designated as Class A Convertible Common Stock, 20,000,000 shares are designated Class B Convertible Common Stock and 39,100,000 are non-designated, collectively referred to as "Common Stock." On February 28, 2008, the Company changed the par value of its Class A Convertible Common Stock, Class B Convertible Common Stock and Non-Designated Common Stock from $0.001 to $0.00005 per share. At December 31, 2008, 1,935,654 shares of Non-Designated Common Stock were issued and outstanding, respectively.

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

        On April 15, 2009, the Company completed an initial public offering consisting of 7,187,500 shares of common stock at $18.00 per share. The total shares sold in the offering included 4,062,500 sold by selling stockholders and 3,125,000 shares sold by the Company.

        On April 21, 2009, in conjunction with the Company's qualified underwritten initial public offering of common stock, its total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of Common Stock.

        At December 31, 2009, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2009, 20,440,181 shares of Common Stock were issued and outstanding.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMON STOCK (Continued)

Dividends

        Holders of each class of Common Stock are entitled to dividends, in cash or stock in the same form and per share amount as declared by the Board of Directors.

Liquidation

        In the event of any dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Common Stock are entitled to participate in the distribution of assets of the Company remaining after the provision for payment of all debts and liabilities of the Company and after the Company has paid or set aside for payment on behalf of any class of stock having preference over the common stock in the event of dissolution, liquidation or winding up.

Voting Rights

        Each holder of Common Stock is entitled to cast one vote for each outstanding share of common stock on any matter properly considered and acted upon by the stockholders, except in a vote for the election or removal of one or more directors of the Company for which the Common Stock may be voted, at which each holder of one share of Common Stock is entitled to cast 0.653775 votes, and one vote for each outstanding share of Class B Convertible Common Stock.

12. CONVERTIBLE PREFERRED STOCK

        At December 31, 2008, the Company had outstanding 268,758 shares of Class A, Series A-1 Convertible Preferred Stock, 178,200 shares of Class A Series A-2 Convertible Preferred Stock and 111,031 shares of Class B Convertible Preferred Stock, $0.001 par value per share.

        On April 21, 2009, in conjunction with the Company's qualified underwritten initial public offering of common stock, its total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of Common Stock and the then-existing classes of preferred stock ceased to exist. At December 31, 2009, the Company had no preferred shares outstanding and the authorized preferred stock was undesignated blank check preferred.

13. EMPLOYEE BENEFIT PLAN

        The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation that vest immediately. The Company recorded expenses for the Plan totaling $1.1 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

five years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options.

        The following table summarizes future minimum operating lease payments as of December 31, 2009 and the years thereafter (in thousands):

As of December 31, 2009
Periods Ending December 31,
2010	$5,593
2011	3,185
2012	1,943
2013	1,752
2014	159
2015 and thereafter	88

$12,720

        Total expenses under operating leases were $11.6 million and $9.8 million during the years ended December 31, 2009 and 2008, respectively.

        The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million and $0.3 million at December 31, 2009 and 2008, respectively. The deferred rent asset was $0.5 million and $0.3 million at December 31, 2009 and 2008, respectively. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

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

        The Company exited its facility at 1101 Wilson Boulevard, Arlington, Virginia in December 2008 as a result of a relocation of its headquarters to 1919 North Lynn, Arlington, Virginia. The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with Accounting Standards Codification topic 420, Exit or Disposal Cost Obligations ("ASC 420"), as the leases associated with this facility do not terminate until December 31, 2009 and August 31, 2013, respectively. Accrued exit costs associated with the headquarters relocation were charged to lease

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

abandonment expense in December 2008. The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility (in thousands):

	As of December 31, 2009	As of December 31, 2008
Accrued exit costs, beginning of period	$1,676	$—
Costs incurred and charged to expense	(8)	1,676
Principal reductions	(649)	—

Accrued exit costs, end of period	$1,019	$1,676

Accrued exit cost liability
Short-term	$504	$713
Long-term	515	963

Total	$1,019	$1,676

Royalty Agreement

        On December 28, 2006 the Company entered into an agreement to license software from a vendor for incorporation in software products that the Company is developing. The agreement required a one-time, non-refundable payment of $0.3 million, which was expensed in full as research and development costs during 2006 because the products in which the licensed software were to be incorporated into had not yet reached technological feasibility. In addition, the agreement specifies that, in the event the software is incorporated into specified Company software products, royalties will be due at a rate of 20% of sales for those products up to an additional amount totaling $0.4 million. There were no additional royalty payments made under this agreement in 2009 or 2008.

Employment Agreements

        The Company has agreements with certain of its executives and key employees which provide guaranteed severance payments upon termination of their employment without cause. The severance payments range from six to fifteen months of base salary.

Litigation

        In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In this lawsuit, the Company asserts, among other things, that Google allows third parties, including individuals involved in software piracy operations, to purchase the right to use its trademarks or other terms confusingly similar in Google's Adwords advertising program. This lawsuit seeks, among other things, injunctive relief to prevent Google from selling the Company's trademarks or other terms confusingly similar for use in Google's Adwords advertising program. To date, Google has not made any counterclaims for damages against us, however, the Company expects to incur material legal fees and other costs and expenses in pursuit of its claims against Google.

        The Company is involved in various litigation matters arising out of the normal course of business. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material adverse impact on the Company's results of operations, financial position and cash flows.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES

        The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Deferred tax assets:
Inventory	$290	$183
Amortization and depreciation	3,521	5,068
Net operating loss carryforwards	4,359	5,112
Deferred revenue	663	528
Accrued liabilities	6,456	3,118
Stock-based compensation	2,266	965
Bad debt reserve	425	338

	17,980	15,312
Valuation allowance	(5,012)	(5,263)

	12,968	10,049
Deferred tax liabilities:
Prepaid expenses	1,328	876
Foreign currency translation loss	50	58
Other	5	5

	1,383	939

Net deferred tax assets	$11,585	$9,110

Net deferred tax assets as of December 31 are classified as follows:
Current	$6,020	$2,282
Non-current	5,565	6,828

Total	$11,585	$9,110

        At December 31, 2009, the Company had $7.8 million of net operating loss ("NOL") carryforwards for United Kingdom income tax purposes that do not expire, with a tax value of $2.2 million. The Company also had $5.2 million of NOL carryforwards for Japanese income tax purposes which expire in 2014 and 2015, with a tax value of $2.2 million. Accounting Standards Codification topic 740, Income Taxes ("ASC 740") requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As a result of the losses incurred for the years ended December 31, 2008 and 2007, both the United Kingdom and Japanese operations remain in cumulative loss positions providing sufficient negative evidence under the provisions of ASC 740 for the Company to determine that a valuation allowance of $5.0 million against the deferred tax assets associated with its foreign operations is appropriate. The decrease of $0.3 million in the valuation allowance is attributable to utilization of net deferred tax assets, primarily operating losses, in the United Kingdom and Japan in the year ended December 31, 2009 and changes year over year in the value of deferred tax assets when translated from local currency to U.S. dollars. The valuation allowance will offset assets associated with future foreign tax deductions as well as carryforward items.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

Despite enacting certain tax planning strategies during the year ended December 31, 2009, neither subsidiary has produced sustainable pretax profits as of December 31, 2009. Company management will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, the Company will assess the appropriateness of releasing the valuation allowance in whole or in part. Although management believes that these assets could ultimately be fully utilized, future performance cannot be assured.

        The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$19,030	$36,109	$14,825
Foreign	1,417	(8,782)	(6,811)

Income before income taxes	$20,447	$27,327	$8,014

        The provision for taxes on income consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$7,555	$12,842	$5,311
State	1,864	2,788	1,429
Foreign	140	34	—

Total current	$9,559	$15,664	$6,740

Deferred:
Federal	$(1,917)	$(1,946)	$(944)
State	(430)	(283)	(361)
Foreign	(128)	—	—

Total deferred	(2,475)	(2,229)	(1,305)

Provision for income taxes	$7,084	$13,435	$5,435

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        Reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax expense at statutory federal rate	$7,157	$9,565	$2,805
State income tax expense, net of federal income tax effect	809	1,529	568
Domestic production activities deduction	(481)	(811)	(348)
Nondeductible intercompany interest	205	174	122
Other nondeductible expenses	143	101	92
Tax rate differential on foreign operations	(192)	90	(53)
Increase (decrease) in valuation allowance	(566)	2,791	2,293
Other	9	(4)	(44)

Income tax expense	$7,084	$13,435	$5,435

        The Company adopted Accounting Standards Codification topic 740-10-25, Income Taxes: Overall: Recognition, ("ASC 740-10-25") on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Accounting Standards Codification topic 740, Income Taxes. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        At the adoption date and as of December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the year ended December 31, 2009.

        The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years 2008, 2007 and 2006 are subject to examination by the tax authorities. There were no income tax examinations in process as of December 31, 2009. While the ultimate results cannot be predicted with certainty, the Company's management believes that examinations, if any, will not have a material adverse effect on its consolidated financial condition or results of operations, and that the accrued tax liabilities are adequate for all years.

        The Company made income tax payments of $6.4 million, $14.6 million and $4.8 million in 2009, 2008 and 2007, respectively.

16. SEGMENT INFORMATION

        The Company operates as one operating segment as the principal business activity relates to developing and selling language learning software. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon software revenues.

        Products and services are sold primarily in the United States, but are also sold through direct and indirect sales channels in other countries, primarily in Japan, South Korea and Europe. Less than 5%

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

of the Company's revenues were generated from sales outside of the United States for the years ended December 31, 2008 and 2007, and approximately 8% of the Company's revenue was generated from sales outside the United States for the year ended December 31, 2009. As of December 31, 2009 and 2008, the Company had $1.0 million and $0.4 million, respectively, of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

17. RELATED PARTIES

        As of December 31, 2009 and 2008, the Company had outstanding receivables from stockholders of $74,000 and $0.2 million, respectively, and outstanding receivables from employees in the amount of $8,000 and zero, respectively.

18. VALUATION AND QUALIFYING ACCOUNTS

        The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Year Ended December 31,
	2009	2008	2007
Allowance for doubtful accounts:
Beginning balance	$1,103	$627	$267
Charged to costs and expenses	911	1,611	828
Deductions—accounts written off	(665)	(1,135)	(468)

Ending balance	1,349	1,103	627

Sales return reserve:
Beginning balance	3,229	1,688	858
Charged to costs and expenses	18,340	14,337	10,413
Deductions—reserves utilized	(16,861)	(12,796)	(9,583)

Ending balance	4,708	3,229	1,688

Reserve for excess and obsolete inventory:
Beginning balance	470	478	190
Charged to costs and expenses	1,090	2,093	1,677
Deductions—reserves utilized	(795)	(2,101)	(1,389)

Ending balance	$765	$470	$478

Deferred income tax asset valuation allowance:
Beginning balance	5,263	2,980	687
Charged to costs and expenses	—	2,283	2,293
Deductions	(251)	—	—

Ending balance	$5,012	$5,263	$2,980

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)

        Summarized quarterly supplemental consolidated financial information for 2009 and 2008 are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2009
Revenue	$50,284	$56,460	$67,216	$78,311

Gross profit	$43,857	$48,758	$58,208	$68,021

Net income (loss)(a)	$3,195	$(7,292)	$5,303	$12,157

Basic income per share(a)	$1.65	$(0.42)	$0.26	$0.60

Shares used in basic per share computation	1,939	17,370	20,177	20,216

Diluted income per share(a)	$0.19	$(0.42)	$0.25	$0.58

Shares used in diluted per share computation	17,095	17,370	20,988	20,968

2008
Revenue	$35,585	$47,742	$59,803	$66,250

Gross profit	$31,049	$41,197	$51,227	$57,231

Net income (loss)	$(432)	$3,361	$6,021	$4,942

Basic income per share	$(0.23)	$1.77	$3.13	$2.55

Shares used in basic per share computation	1,864	1,899	1,921	1,936

Diluted income per share	$(0.23)	$0.20	$0.36	$0.29

Shares used in diluted per share computation	1,864	16,827	16,931	17,043

(a)
The second quarter of 2009 contained an IPO-related $18.8 million expense, consisting of $18.5 million in stock-based compensation expense and $0.3 million in payoll tax expense, related to common stock grants awarded to key employees equal to a total of 591,491 shares.

EXHIBIT INDEX

Index to exhibits
2.1(1)	Stock Purchase Agreement dated as of January 4, 2006, by and among Fairfield & Sons, Ltd., Rosetta Stone Inc., Rosetta Stone Holdings Inc., the Shareholders of Fairfield & Sons, Ltd., Tom Adams, and Eugene Stoltzfus
3.1(1)	Second Amended and Restated Certificate of Incorporation
3.2(1)	Second Amended and Restated Bylaws
4.1(1)	Specimen certificate evidencing shares of common stock
4.2(1)	Subscription Agreement dated as of January 4, 2006, by and among Rosetta Stone Inc., ABS Capital Partners IV, L.P., ABS Capital Partners IV A, L.P., ABS Capital Partners Offshore, L.P., ABS Capital Partners Special Offshore, L.P., Norwest Equity Partners VIII, L.P., Madison Capital Funding LLC, and Tom Adams
4.3(1)	Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A Thereto
10.1+(1)	2006 Incentive Option Plan
10.2+(1)	2009 Omnibus Incentive Plan
10.3+(1)	Director Form of Option Award Agreement under the 2006 Plan
10.4+(1)	Executive Form of Option Award Agreement under the 2006 Plan
10.5+(1)	Standard Form of Option Award Agreement under the 2006 Plan
10.6+(1)	Form of Option Award Agreement under the 2009 Plan
10.7(1)	Form of Indemnification Agreement entered into with each director and executive officer
10.8+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Tom Adams dated February 20, 2009
10.9(1)	Lease Agreement dated as of February 26, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended
10.10(1)	Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd.
10.11(1)	Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons, Ltd. dated as of December 22, 2006***
10.12+(1)	Form of Restricted Stock Award under the 2009 Plan
10.13(1)	Credit Agreement dated as of January 16, 2009 between Rosetta Stone Ltd. and Wells Fargo Bank N.A.
10.14+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Brian Helman dated February 20, 2009
10.15+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Eric Eichmann dated February 20, 2009
10.16+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Gregory Long dated February 20, 2009
10.17+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu dated February 20, 2009
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	The Power of Attorney with Board of Directors' Signatures
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+
Identifies management contracts and compensatory plans or arrangements.

(1)
Incorporated by reference to exhibit filed with Registrant's registration statement on Form S-1 (File No. 333-153632), as amended.