Form 10-Q
period 2010-03-31
ROSETTA STONE INC
filed 2010-05-14
CIK 1351285

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

         As of May 1, 2010, 20,328,223 shares of the registrant's Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,720	$95,188
Restricted cash	53	50
Accounts receivable (net of allowance for doubtful accounts of $967 and $1,349, respectively)	27,685	37,400
Inventory, net	10,689	8,984
Prepaid expenses and other current assets	7,557	7,447
Deferred income taxes	5,844	6,020

Total current assets	150,548	155,089
Property and equipment, net	17,913	18,374
Goodwill	34,858	34,838
Intangible assets, net	10,693	10,704
Deferred income taxes	5,530	5,565
Other assets	941	872

Total assets	$220,483	$225,442

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,616	$1,605
Accrued compensation	6,420	10,463
Other current liabilities	23,758	25,638
Deferred revenue	22,307	24,291
Income tax payable	454	4,184

Total current liabilities	55,555	66,181
Deferred revenue	1,552	1,815
Other long-term liabilities	913	1,011

Total liabilities	58,020	69,007
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 authorized; zero and zero shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 20,524 and 20,440 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	131,983	130,872
Accumulated income	30,790	25,785
Accumulated other comprehensive loss	(312)	(224)

Total stockholders' equity	162,463	156,435

Total liabilities and stockholders' equity	$220,483	$225,442

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenue:
Product	$53,734	$42,839
Subscription and service	9,280	7,445

Total revenue	63,014	50,284
Cost of revenue:
Cost of product revenue	7,780	5,943
Cost of subscription and service revenue	862	484

Total cost of revenue	8,642	6,427

Gross profit	54,372	43,857

Operating expenses
Sales and marketing	28,361	23,612
Research and development	5,470	4,843
General and administrative	13,643	9,887

Total operating expenses	47,474	38,342

Income from operations	6,898	5,515
Other income and (expense):
Interest income	77	30
Interest expense	(8)	(315)
Other income (expense)	(8)	97

Total other income (expense)	61	(188)
Income before income taxes	6,959	5,327
Income tax provision	1,954	2,132

Net income	$5,005	$3,195

Earnings per share:
Basic	$0.25	$1.65

Diluted	$0.24	$0.19

Common shares and equivalents outstanding:
Basic weighted average shares	20,258	1,939

Diluted weighted average shares	21,060	17,095

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,005	$3,195
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	874	477
Bad debt expense	54	220
Depreciation and amortization	1,454	1,224
Write down of deferred financing costs	—	209
Deferred income tax benefit	211	—
Loss on disposal of equipment	—	5
Net change in:
Restricted cash	(3)	—
Accounts receivable	9,578	6,520
Inventory	(1,729)	(1,343)
Prepaid expenses and other current assets	(110)	(2,586)
Other assets	(72)	(376)
Accounts payable	1,011	(746)
Accrued compensation	(4,022)	(2,639)
Other current liabilities	(1,687)	(2,946)
Income tax payable	(3,658)	8
Excess tax benefit from stock options exercised	(75)	—
Other long term liabilities	(113)	—
Deferred revenue	(2,151)	(15)

Net cash provided by operating activities	4,567	1,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,144)	(2,335)

Net cash used in investing activities	(1,144)	(2,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	163	(4)
Tax benefit of stock options exercised	75	—
Proceeds from long-term debt	—	9,929
Payments under capital lease obligations	(1)	(2)
Principal payments under long-term debt	—	(9,910)

Net cash provided by financing activities	237	13

Increase (decrease) in cash and cash equivalents	3,660	(1,115)
Effect of exchange rate changes in cash and cash equivalents	(128)	(155)

Net increase (decrease) in cash and cash equivalents	3,532	(1,270)
Cash and cash equivalents—beginning of year	95,188	30,626

Cash and cash equivalents—end of year	$98,720	$29,356

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$8	$63

Income taxes, net	$5,137	$2,149

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$386	$553

Equipment acquired under capital lease	$14	$18

See accompanying notes to condensed consolidated financial statements.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and subsidiaries ("Rosetta Stone," the "Company" or the "Successor") develops, markets and supports a suite of language learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has six wholly owned operating subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, and Rosetta Stone GmbH, a company incorporated under the laws of Germany.

        On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd., headquartered in Seoul, South Korea.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2010. The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

        The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2010 and December 31, 2009, and the Company's results of operations and its cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

references to March 31, 2010 or to the three months ended March 31, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

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

Revenue Recognition

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe, which was released in July 2009, Rosetta Stone TOTALe is currently sold only as an online subscription. Revenue is recognized for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than twelve months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the three months ended March 31, 2010 and 2009, installment sales represented 9%, and 6% of revenue, respectively. Packaged software is provided to customers who purchase directly from us with a six-month right of return. The Company also allows its retailers to return unsold products, subject to

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

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

Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, the Company began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The Company has identified two deliverables generally contained in arrangements involving the sale of online services bundled with auxiliary items. The first deliverable is

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the auxiliary items which are delivered at the time of sale, and the second deliverable is the online services. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the auxiliary items are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over term of the online services. The auxiliary item cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        The Company accounts for multiple element arrangements that consist only of software or software-related products, in accordance with industry specific accounting guidance for software and software related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Stock-Based Compensation

        The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"), which was adopted by the Company effective January 1, 2006. Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During the three months ended March 31, 2010, 334,645 stock options were granted at a weighted average exercise price of $25.95 per share. The aggregate grant date fair value of options issued during the period was $5.0 million, which will be recognized over the requisite service period of the options, which is also the vesting period. During the three months ended March 31, 2009, no new stock options were granted. During the three months ended March 31, 2010 and 2009, 24,237 and 18,797 stock options were exercised, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was approximately $0.4 million and $0.3 million, respectively.

        During the three months ended March 31, 2010, 78,748 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $2.0 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2010 and 2009, the fair value of options granted was calculated using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected stock price volatility	61.2%	—
Expected term of options	6 years	—
Expected dividend yield	—	—
Risk-free interest rate	1.84% - 1.91%	—

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales	$13	$3
Sales and marketing	164	54
Research and development	253	147
General and administrative	444	273

Total	$874	$477

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

	Three Months Ended March 31,
	2010	2009
Net Income	$5,005	$3,195
Foreign currency translation loss (gain)	(88)	(66)

Total comprehensive income (loss)	$4,917	$3,129

Recently Issued Accounting Standards

        In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on its condensed consolidated financial statements.

        In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements." ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU No. 2009-13 permits prospective or retrospective adoption. The Company elected prospective adoption during the quarter ended March 31, 2010. Under the historical accounting principles, the Company was required to account for online services bundled with auxiliary items, such as headsets and audio companions, using the residual method or treating the arrangements as one unit of accounting. ASU No. 2009-13 requires the Company to account for the sale of online services bundled with auxiliary items as two deliverables. The first deliverable is the auxiliary items which are delivered at the time of sale, and the second deliverable is the online services. This results in the recognition of a portion of the revenue from the sales online services bundled with auxiliary items at time of sale. The Company adopted ASU No. 2009-13 as of January 1, 2010, and its application did not have a material impact on its condensed consolidated financial statements.

3. NET INCOME PER SHARE

        Net income per share is computed under the provisions of Accounting Standards Codification topic 260, Earnings Per Share. Basic income per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. NET INCOME PER SHARE (Continued)

stock options, restricted stock awards, restricted stock units and conversion of preferred shares. Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share amounts)
Numerator:
Net income	$5,005	$3,195
Denominator:
Weighted average number of common shares:
Basic	20,258	1,939

Diluted	21,060	17,095

Income per common share:
Basic	$0.25	$1.65

Diluted	$0.24	$0.19

        For the three months ended March 31, 2010 and 2009, the following common equivalent shares were included in the calculation of the Company's diluted net income per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Equity instruments:
Convertible preferred stock	—	14,508
Restricted common stock units	10	—
Restricted common stock	95	—
Stock options	697	648

Total common stock equivalent shares	802	15,156

        Share-based awards to purchase approximately 333,145 and zero shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2010 and 2009, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. INVENTORY

        Inventory consisted of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$5,676	$4,053
Finished goods	5,874	5,696

	11,550	9,749
Reserve for obsolete inventory	(861)	(765)

Inventory, net	$10,689	$8,984

5. GOODWILL

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

        The following table represents the balance and changes in goodwill for the three months ended March 31, 2010 (in thousands):

Balance as of December 31, 2009	$34,819
Effect of change in foreign currency rate	39

Balance as of March 31, 2010	$34,858

6. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,845	(10,761)	84	10,842	(10,747)	95
Website	12	(10)	2	12	(10)	2

Total	$23,917	$(13,224)	$10,693	$23,914	$(13,210)	$10,704

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets for the three months ended March 31, 2010 and 2009 totaled $14,000 and $33,000, respectively, all of which was included in sales and marketing expense.

        The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2010 and years thereafter (dollars in thousands):

2010—remaining	$41
2011	45

Total	$86

        In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three months ended March 31, 2010 or March 31, 2009.

7. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	March 31, 2010	December 31, 2009
Marketing expenses	$7,452	$8,746
Professional and consulting fees	3,799	2,720
Sales return reserve	4,147	4,708
Taxes payable	1,784	2,043
Other	6,576	7,421

	$23,758	$25,638

8. BORROWING AGREEMENT

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.75% as of March 31, 2010. As of March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under its revolving line of credit.

        Certain of the Company's assets are pledged as collateral under the credit agreement with Wells Fargo. The line of credit contains financial covenants tested on a quarterly basis which started March 31, 2009 and are applicable for the term of the loan. The primary covenants in the line of credit are limitations on liens and encumbrances, restrictions on investments, limitations on the sale of certain assets, and a minimum liquidity threshold. In addition, the Company is required to provide a quarterly report to the lender within 45 days following the end of a quarter, and an audited annual report

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. BORROWING AGREEMENT (Continued)

120 days following the close of the fiscal year. Non-compliance with debt covenants are considered events of default and could result in any amounts then outstanding under the line of credit becoming immediately due.

        Interest expense for the three months ended March 31, 2010 and 2009 was $8,000 and $315,000, respectively.

9. INCOME TAXES

        In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three month period ended March 31, 2010 is based on the estimated annual effective tax rate for fiscal year 2010. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

        The Company adopted Accounting Standards Codification topic 740-10-25, Income Taxes: Overall: Background ("ASC 740-10-25") on January 1, 2007, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        At the adoption date and as of March 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the three months ended March 31, 2010.

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

2009 Omnibus Incentive Plan

        On February 27, 2009, the Company's Board of Directors approved a new Stock Incentive and Award Plan (the "2009 Plan") that provides for the ability of the Company to grant new stock incentive awards or options for the issuance of up to 2,437,744 shares of the Company's common stock including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At March 31, 2010 there were 1,468,248 shares of the Company's common stock available for future grant under the 2009 Plan.

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

        The following table summarized the Company's stock option activity from January 1, 2010 to March 31, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Instrinsic Value
Options Outstanding, January 1, 2010	1,976,229	$9.14	7.58	$17,511,103
Options granted	334,645	25.95
Options exercised	(24,237)	6.72
Options cancelled	(13,424)	13.04
		—

Options Outstanding, March 31, 2010	2,273,213	11.61	7.72	28,393,397

Vested and expected to vest at March 31, 2010	2,114,343	10.86	7.59	27,880,832

Exercisable at March 31, 2010	1,186,339	5.75	6.65	21,394,479

        As of March 31, 2010, there was approximately $8.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.85 years.

        During the three months ended March 31, 2010, 78,748 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $ 2.0 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

period. During the three months ended March 31, 2010, there were no shares of restricted stock that were forfeited. As of March 31, 2010, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $3.2 million and is expected to be recognized over a period of 3.15 years.

        The following table summarized the Company's restricted stock award activity from January 1, 2010 to March 31, 2010:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2010	179,802	$18.67
Awards granted	78,748	25.27
Awards vested	(1,075)	22.30
Awards cancelled	(6,774)	18.67

Nonvested Awards, March 31, 2010	250,701	20.57	$5,156,920

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

11. STOCKHOLDERS' EQUITY

        At March 31, 2010, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2010, 20,524,176 shares of Common Stock were issued and outstanding.

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

        On April 21, 2009, in conjunction with our qualified underwritten initial public offering of common stock, our total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of Common Stock. At March 31, 2010 and December 31, 2009, the Company had no preferred shares outstanding.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

        The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to eight years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options. Rent expense was $3.2 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively.

        The following table summarizes future minimum operating lease payments for the remaining nine months of 2010 and the years thereafter (in thousands):

Periods Ending December 31,
2010—remaining	$5,187
2011	3,448
2012	2,140
2013	1,811
2014	217
2015 and thereafter	106

$12,909

        The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Leases, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million at March 31, 2010. The deferred rent asset was $0.1 million at March 31, 2010. The deferred rent asset is classified in prepaid and other current assets as all associated leases have less than one year remaining on their term.

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

        The Company exited its facility at 1101 Wilson Boulevard, Arlington, Virginia in December 2008 as a result of a relocation of its headquarters to 1919 North Lynn Street, Arlington, Virginia. The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with Accounting Standards Codification topic 420, Exit or Disposal Cost Obligations ("ASC 420") as the leases associated with this facility did not terminate until December 31, 2009 and August 31, 2013,

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

respectively. Accrued exit costs associated with the headquarters relocation were charged to lease abandonment expense in December 2008.

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility (in thousands):

	As of March 31, 2010	As of December 31, 2009
Accrued exit costs, beginning of period	$1,019	$1,676
Costs incurred and charged to expense	(12)	(8)
Principal reductions	(81)	(649)

Accrued exit costs, end of period	$926	$1,019

Accrued exit cost liability:
Short-term	$509	$504
Long-term	417	515

Total	$926	$1,019

  Litigation

        In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google lnc., seeking, among other things, to prevent Google from infringing upon its trademarks. In this lawsuit, the Company asserts, among other things, that Google allows third parties, including individuals involved in software piracy operations, to purchase the right to use its trademarks or other terms confusingly similar in Google's Adwords advertising program. This lawsuit seeks, among other things, injunctive relief to prevent Google from selling the Company's trademarks or other terms confusingly similar for use in Google's Adwords advertising program. In April 2009, the U.S. District Court for the Eastern District of Virginia dismissed the Company's trademark infringement lawsuit against Google. The Company plans to review the District Court's decision upon its issuance and will evaluate an appeal to the U.S. Court of Appeals for the Fourth Circuit at that time. The Company expects to incur material legal fees and other costs and expenses in pursuit of its claims against Google.

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. SEGMENT INFORMATION (Continued)

        Products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in Asia and Europe. Less than 17% and less than 5% of the Company's revenues were generated from sales outside of the United States for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, the Company had $1.1 million and $0.6 million, respectively, of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for the three months ended March 31, 2010 and 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can, " "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project, " "seek, " "should, " "target," "will," "would, " and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 85% of our revenue for the year ended March 31, 2010 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Borders and Office Depot.

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

        Product revenue consists of revenue from sales of our packaged software and audio products. Subscription and service revenue consists primarily of revenue from our online software subscriptions. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. We intend to begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solutions in the U.S. consumer market during the third quarter of 2010 as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we expect that the accounting for these transactions will be to defer approximately 20%-25% of the value of each of these bundled sales. The deferred revenue will be recognized over the subscription term in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

        We sell our solutions directly to individuals, educational institutions, armed forces, government agencies and corporations. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we operate, as well as through select retailers. The majority of our consumer customers purchase our packaged software and audio practice products. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different. We anticipate that revenue growth in future periods will be less significant than we have experienced historically.

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

Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is related to our long-term debt, the outstanding balance of which was zero as of March 31, 2010 and December 31, 2009. Interest income represents interest received on our cash and cash equivalents.

Income Tax Expense

        For the three months ended March 31, 2010, our worldwide effective tax rate was approximately 28%. For the year ended December 31, 2009, our effective tax rate was approximately 35%. The effective rate includes federal, state and international components. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates. We expect our income tax expense to increase in absolute dollars as our income continues to grow.

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

Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, the Company began to recognize revenue for arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The Company has identified two deliverables generally contained in arrangements involving the sale of online services bundled with auxiliary items. The first deliverable is the auxiliary items which are delivered at the time of sale, and the second deliverable is the online services. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the auxiliary items are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over term of the online services. The auxiliary item cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        The Company accounts for multiple element arrangements that consist only of software or software-related products, in accordance with industry specific accounting guidance for software and software related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

        For further information on our critical and other significant accounting policies, see our Form 10-K filed with the SEC on March 10, 2010.

        We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

  •
  Revenue Recognition

  •
  Stock-based Compensation

  •
  Income Taxes

  •
  Allowance for Doubtful Accounts Receivable

  •
  Sales Return Reserve

Results of Operations

        The following table sets forth our consolidated statement of operations including dollar and percentage of change from the prior periods indicated:

	Three months ended March 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Revenue
Product	$53,734	$42,839	$10,895	25.4%
Subscription and service	9,280	7,445	1,835	24.6%

Total revenue	63,014	50,284	12,730	25.3%
Cost of revenue
Cost of product revenue	7,780	5,943	1,837	30.9%
Cost of subscription and service revenue	862	484	378	78.1%

Total cost of revenue	8,642	6,427	2,215	34.5%

Gross margin	54,372	43,857	10,515	24.0%

Operating Expenses:
Sales and marketing	28,361	23,612	4,749	20.1%
Research and development	5,470	4,843	627	12.9%
General and administrative	13,643	9,887	3,756	38.0%

Total operating expenses	47,474	38,342	9,132	23.8%

Income from operations	6,898	5,515	1,383	25.1%
Other income and expense:
Interest income	77	30	47	156.7%
Interest expense	(8)	(315)	307	(97.5)%
Other (expense) income	(8)	97	(105)	(108.2)%

Total interest and other income (expense), net	61	(188)	249	(132.4)%

Income before income taxes	6,959	5,327	1,632	30.6%
Income tax expense (benefit)	1,954	2,132	(178)	(8.3)%

Net income	$5,005	$3,195	$1,810	56.7%

Revenues

	Three months ended March 31,				2010 versus 2009
	2010		2009		Change	% Change
	(in thousands except percentages)
Product revenue	$53,734	85.3%	$42,839	85.2%	$10,895	25.4%
Subscription revenue	9,280	14.7%	7,445	14.8%	1,835	24.6%

Total revenue	$63,014	100.0%	$50,284	100.0%	$12,730	25.3%

Revenue by sales channel:
Direct-to-consumer	$30,668	48.7%	$24,945	49.6%	$5,723	22.9%
Kiosk	9,356	14.8%	8,222	16.4%	1,134	13.8%
Global retail	9,426	15.0%	7,183	14.2%	2,243	31.2%

Total consumer	49,450	78.5%	40,350	80.2%	9,100	22.6%
Institutional	13,564	21.5%	9,934	19.8%	3,630	36.5%

Total revenue	$63,014	100.0%	$50,284	100.0%	$12,730	25.3%

        Our total revenue for the three months ended March 31, 2010 was $63.0 million, an increase of $12.7 million, or 25%, from the three months ended March 31, 2009.

Consumer

        Consumer revenue was $49.5 million for the three months ended March 31, 2010, an increase of $9.1 million, or 23%, from the three month ended March 31, 2009. The increase in consumer revenue was attributable to a 10% increase in unit sales, which resulted in a $3.9 million increase in revenue, combined with a 12% increase in the average selling price of each unit, which accounted for a $5.2 million increase in revenue. Unit growth was driven primarily by acceleration in our international geographies.

        The growth in our average selling price per unit was primarily due to a shift in our sales mix towards more comprehensive language learning solutions with the introduction of Level 1-5 sets in May 2009. Level 1-5 sets, our highest priced packaged software product, accounted for approximately 28% of total unit sales in the three months ended March 31, 2010.

        Product revenue represented 97% of total consumer revenue for the quarter ended March 31, 2010, with the balance attributable to subscription and service revenue. We intend to begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solutions in the U.S. consumer market during the third quarter of 2010 with the planned launch of Rosetta Stone Version 4 TOTALe. As a result, we expect that the accounting for these transactions will be to defer approximately 20% - 25% of the value of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

Institutional

        Institutional revenue was $13.6 million for the three months ended March 31, 2010, an increase of $3.6 million, or 37%, compared to the three months ended March 31, 2009. The increase in institutional revenue was primarily due to growth of our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we experienced growth in the education, corporate and government sectors.

        Product revenue represented 42% of total institutional revenue for the three months ended March 31, 2010, and subscription and service revenue represented 58% for the same period.

Cost of Revenue and Gross Profit

	Three months ended March 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Revenue
Product	$53,734	$42,839	$10,895	25.4%
Subscription and service	9,280	7,445	1,835	24.6%

Total revenue	63,014	50,284	12,730	25.3%
Cost of revenue
Cost of product revenue	7,780	5,943	1,837	30.9%
Cost of subscription and service revenue	862	484	378	78.1%

Total cost of revenue	8,642	6,427	2,215	34.5%

Gross profit	$54,372	$43,857	$10,515	24.0%

Gross margin percentages	86.3%	87.2%	(0.9)%

        Cost of revenue for the three months ended March 31, 2010 was $8.6 million, an increase of $2.2 million, or 35%, from the three months ended March 31, 2009. As a percentage of total revenue, cost of revenue increased to 14% for the three months ended March 31, 2010 compared to 13% for the three months ended March 31, 2009. The increase in cost of revenue was primarily attributable to expansion of our product offering combined with a change in our sales mix. Cost of subscription and service revenue increased by $0.4 million, or 78%, as we released Rosetta Stone TOTALe, our new web-based service offering that includes a component of dedicated language conversation coaching in the third quarter of 2009. We expect our cost of revenue to increase in absolute dollars in future periods as our unit sales continue to grow. We expect our cost of revenue will increase as a percent of revenue as we begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solution in the U.S. consumer market with the planned launch of Rosetta Stone Version 4 TOTALe during the third quarter of 2010.

Operating Expenses

	Three months ended March 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Sales and marketing	$28,361	$23,612	$4,749	20.1%
Research and development	5,470	4,843	627	12.9%
General and administrative	13,643	9,887	3,756	38.0%

Total operating expenses	$47,474	$38,342	$9,132	23.8%

Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended March 31, 2010 were $28.4 million, an increase of $4.7 million, or 20%, from the three months ended March 31, 2009. As a percentage of total revenue, sales and marketing expenses decreased to 45% for the three months ended March 31, 2010, compared to 47% for the three months ended March 31, 2009. The dollar increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Advertising and marketing expenses grew by $0.9 million. We also expanded the number of our kiosks from 161 at March 31, 2009 to 240 worldwide at March 31, 2010, which resulted in $1.9 million of additional kiosk operating expenses, including rent and sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $1.6 million.

Research and Development Expenses

        Research and development expenses were $5.5 million for the three months ended March 31, 2010, an increase of $0.6 million, or 13%, from the three months ended March 31, 2009. As a percentage of total revenue, research and development expenses decreased to 9% for the three months ended March 31, 2010 compared to 10% for the three months ended March 31, 2009. The dollar increase was primarily attributable to the addition of new product development personnel associated with the development of new products and services that are complementary to our existing solutions, while the reduction as a percentage of sales was due to having this amount spread across a higher sales volume.

General and Administrative Expenses

        General and administrative expenses for the three months ended March 31, 2010 were $13.6 million, an increase of $3.8 million, or 38%, from the three months ended March 31, 2009. As a percentage of revenue, general and administrative expenses increased to 22% for the three months ended March 31, 2010 compared to 20% for the three months ended March 31, 2009. The dollar and percentage increase was primarily attributable to $3.2 million in increased legal fees related to our lawsuit seeking to prevent Google Inc. from infringing upon our trademarks. In addition, general and administrative expenses increased by approximately $0.6 million primarily due to costs associated with supporting a public company and overall growth in the business.

Interest and Other Income (Expense)

	Three months ended March 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Interest income	$77	$30	$47	156.7%
Interest expense	(8)	(315)	307	(97.5)%
Other income (expense)	(8)	97	(105)	(108.2)%

Total	$61	$(188)	$249	(132.4)%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended March 31, 2010 was $77,000, an increase of $47,000, or 157%, from the three months ended March 31, 2009.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of March 31, 2010. Interest expense for the three months ended March 31, 2010 was $8,000, a decrease of $0.3 million, or 98%, from the three months ended March 31, 2009. The decrease was primarily due to the retirement of our previous Madison Capital term loan. We expect interest expense to be minimal in future periods as we used proceeds from the initial public offering to repay the outstanding balance of our long-term debt with Wells Fargo in April 2009.

        Other expense for the three months ended March 31, 2010 was $8,000 compared to other income of $97,000 for the three months ended March 31, 2009, a decrease of $105,000, or 108%. The decrease was primarily the result of a decrease in trademark infringement awards and foreign exchange losses.

Income Tax Expense

	Three months ended March 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Income tax expense	$1,954	$2,132	$(178)	(8.3)%

        Income tax expense for the three months ended March 31, 2010 was $2.0 million, a decrease of $0.2 million, or 8%, compared to the three months ended March 31, 2009. The decrease was the result of an increase of $1.6 million in pre-tax income for the three months ended March 31, 2010 and a lower effective tax rate, compared to the three months ended March 31, 2009. Our effective tax rate decreased to 28% for the three months ended March 31, 2010 compared to an effective tax rate of 39% for the three months ended March 31, 2009. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income.

        Neither our U.K. nor Japan subsidiaries have produced sustainable pretax profits as of March 31, 2010, and each remains in a three-year cumulative loss position. Accordingly, we continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As a result, we did not recognize any income tax expense on income from those operations, which resulted in a reduced effective tax rate in the first quarter. We will monitor actual results and updated projections of these subsidiaries on a quarterly basis. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

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

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., ("Wells Fargo"), that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or 2.75% as of March 31, 2010. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. In April 2009, we completed our initial public offering and received net proceeds of $49.0 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay Wells Fargo the outstanding principal and interest of the revolving credit facility. The $12.5 million under the Wells Fargo revolving credit facility remains available to us for borrowing, subject to specified conditions.

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

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $1.2 million for the three months ended March 31, 2009, an increase of $3.4 million. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable, offset in part by decreases in net liabilities. Net income totaled $5.0 million for the three months ended March 31, 2010 compared to a net income of $3.2 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, we incurred depreciation, amortization and stock compensation expense in the amount of $2.3 million, compared to $1.7 million for the three months ended March 31, 2009. Accounts receivable decreased by $9.6 million for the three months ended March 31, 2010 as a result of collection of customer accounts compared to a decrease of $6.5 million for the three months ended March 31, 2009.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $1.1 million for the three months ended March 31, 2010, compared to $2.3 million for the three months ended March 31, 2009, a decrease of $1.2 million, or 52%. Our investing activities during these periods related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth.

  Net Cash Used In Financing Activities

        Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2010 compared to $13,000 for the three months ended March 31, 2009. Net cash provided by financing activities during the three months ended March 31, 2010 primarily related to net proceeds received from stock option exercises. Net cash used in financing activities during the three months ended March 31, 2009 primarily related to principal payments on our long-term debt and net proceeds received from stock option exercises.

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.75% as of March 31, 2010. During the three months ended March 31, 2009, the Company borrowed $9.9 million under the Wells Fargo credit facility to pay off and terminated its existing line of credit with Madison Capital. As of March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under its revolving line of credit.

        We believe that our current cash and cash equivalents and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future under normal operating conditions. However, in the normal course of business we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

  Contractual Obligations

        The following table summarizes our contractual obligations at March 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$12,909	$6,209	$5,024	$1,602	$74

Total	$12,909	$6,209	$5,024	$1,602	$74

        We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during the remainder of 2010.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In this lawsuit, we assert, among other things, that Google allows third parties, including individuals involved in software piracy operations, to purchase the right to use its trademarks or other terms confusingly similar in Google's Adwords advertising program. This lawsuit seeks, among other things, injunctive relief to prevent Google from selling the Company's trademarks or other terms confusingly similar for use in Google's Adwords advertising program. In April 2010, the U.S. District Court for the Eastern District of Virginia dismissed our trademark infringement lawsuit against Google. We plan to review the District Court's decision upon its issuance and will evaluate an appeal to the U.S. Court of Appeals for the Fourth Circuit at that time. We expect to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

        From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or results of operations.

Item 1A.    Risk Factors

        There have been no material changes to our risk factors contained in our Annual Report on Form 10-K filed on March 10, 2010 with the U.S. Securities and Exchange Commission for the period ended December 31, 2009. For a further discussion of our Risk Factors, refer to the "Risk Factors" discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

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

Date: May 14, 2010