Form 10-Q
period 2010-06-30
ROSETTA STONE INC
filed 2010-08-13
CIK 1351285

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

         As of August 2, 2010, 20,592,950 shares of the registrant's Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,685	$95,188
Restricted cash	108	50
Accounts receivable (net of allowance for doubtful accounts of $797 and $1,349, respectively)	32,805	37,400
Inventory, net	12,315	8,984
Prepaid expenses and other current assets	7,985	7,447
Income tax receivable	2,711	—
Deferred income taxes	5,854	6,020

Total current assets	161,463	155,089
Property and equipment, net	18,560	18,374
Goodwill	34,810	34,838
Intangible assets, net	10,674	10,704
Deferred income taxes	5,370	5,565
Other assets	1,178	872

Total assets	$232,055	$225,442

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,564	$1,605
Accrued compensation	7,718	10,463
Other current liabilities	26,477	25,638
Deferred revenue	25,293	24,291
Income tax payable	—	4,184

Total current liabilities	61,052	66,181
Deferred revenue	1,951	1,815
Other long-term liabilities	812	1,011

Total liabilities	63,815	69,007
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 20,588 and 20,440 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	134,032	130,872
Accumulated income	34,489	25,785
Accumulated other comprehensive loss	(283)	(224)

Total stockholders' equity	168,240	156,435

Total liabilities and stockholders' equity	$232,055	$225,442

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Product	$50,885	$48,672	$104,618	$91,512
Subscription and service	9,763	7,788	19,044	15,233

Total revenue	60,648	56,460	123,662	106,745
Cost of revenue:
Cost of product revenue	6,513	7,193	14,292	13,136
Cost of subscription and service revenue	1,089	509	1,952	994

Total cost of revenue	7,602	7,702	16,244	14,130

Gross profit	53,046	48,758	107,418	92,615

Operating expenses
Sales and marketing	29,441	27,147	57,802	50,759
Research and development	6,100	10,101	11,570	14,944
General and administrative	12,416	23,167	26,059	33,054

Total operating expenses	47,957	60,415	95,431	98,757

Income (loss) from operations	5,089	(11,657)	11,987	(6,142)
Other income and (expense):
Interest income	29	23	106	54
Interest expense	(8)	(24)	(16)	(339)
Other income (expense)	(204)	(61)	(212)	35

Total other income (expense)	(183)	(62)	(122)	(250)
Income (loss) before income taxes	4,906	(11,719)	11,865	(6,392)
Income tax provision	1,207	(4,427)	3,160	(2,295)

Net income (loss)	$3,699	$(7,292)	$8,705	$(4,097)

Earnings (loss) per share:
Basic	$0.18	$(0.42)	$0.43	$(0.42)

Diluted	$0.17	$(0.42)	$0.41	$(0.42)

Common shares and equivalents outstanding:
Basic weighted average shares	20,346	17,370	20,302	9,698

Diluted weighted average shares	21,220	17,370	21,148	9,698

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,705	$(4,097)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	1,925	20,114
Bad debt expense	202	141
Depreciation and amortization	2,991	2,494
Write down of deferred financing costs	—	209
Deferred income tax benefit	361	—
Loss on disposal of equipment	26	21
Net change in:
Restricted cash	(58)	(28)
Accounts receivable	4,318	1,316
Inventory	(3,382)	(1,641)
Prepaid expenses and other current assets	(524)	(574)
Other assets	(300)	(414)
Accounts payable	(41)	22
Accrued compensation	(2,734)	(2,275)
Other current liabilities	893	3
Income tax payable	(6,369)	(8,465)
Excess tax benefit from stock options exercised	(527)	—
Other long term liabilities	(176)	(159)
Deferred revenue	1,240	2,340

Net cash provided by operating activities	6,550	9,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,167)	(4,905)

Net cash used in investing activities	(3,167)	(4,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of issuance costs	—	49,192
Proceeds from the exercise of stock options	709	85
Tax benefit of stock options excercised	527	—
Payment of payroll taxes on stock option excercises	—	(89)
Payment of payroll taxes on net common stock issuance	—	(7,887)
Proceeds from long-term debt	—	9,929
Payments under capital lease obligations	(2)	(2)
Principal payments under long-term debt	—	(19,839)

Net cash provided by financing activities	1,234	31,389

Increase in cash and cash equivalents	4,617	35,491
Effect of exchange rate changes in cash and cash equivalents	(120)	56

Net increase in cash and cash equivalents	4,497	35,547
Cash and cash equivalents—beginning of year	95,188	30,626

Cash and cash equivalents—end of year	$99,685	$66,173

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$16	$87

Income taxes, net	$8,851	$6,169

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$557	$840

Equipment acquired under capital lease	$14	$18

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," the "Company" or the "Successor") develops, markets and supports a suite of language learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has six wholly owned operating subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, and Rosetta Stone GmbH, a company incorporated under the laws of Germany.

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

Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2010. The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

        The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company's statement of financial position at June 30, 2010 and December 31, 2009, and the Company's results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

be expected for the year ending December 31, 2010. All references to June 30, 2010 or to the three and six months ended June 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

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

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end-user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the six months ended June 30, 2010 and 2009, installment sales represented 9%, and 6% of revenue, respectively. Packaged software is provided to customers who purchase directly from us with a

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

six-month right of return. The Company also allows its retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

        Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background ("ASC 985-605-05"). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between 12 and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional charge. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

        In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

        The Company has been engaged to develop language learning software for certain endangered languages under fixed-fee arrangements. These arrangements also include contractual periods of post-contract support ("PCS") and online hosting services ranging from one to ten years. Revenue for multi-element contracts will be recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, the Company began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The Company

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

has identified two deliverables generally contained in arrangements involving the sale of online services bundled with auxiliary items. The first deliverable is the auxiliary items, which are delivered at the time of sale, and the second deliverable is the online services. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the auxiliary items are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services. The auxiliary item cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        The Company accounts for multiple element arrangements that consist only of software or software-related products, in accordance with industry specific accounting guidance for software and software related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by vendor-specific objective evidence ("VSOE"). If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Stock Split

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of shares of common stock and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During the six months ended June 30, 2010, 365,528 stock options were granted at a weighted average exercise price of $25.84 per share. The aggregate grant date fair value of options issued during the period was $5.4 million, which will be recognized over the requisite service period of the options, which is also the vesting period. During the six months ended June 30, 2009, 458,579 stock options were granted at a weighted average exercise price of $18.16 per share. During the six months ended June 30, 2010 and 2009, 91,665 and 18,797 stock options were exercised, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was approximately $1.5 million and $0.3 million, respectively.

        During the six months ended June 30, 2010, 79,982 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $2.0 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2010 and 2009, the fair value of options granted was calculated using the following assumptions:

Six Months Ended June 30,
	2010	2009
Expected stock price volatility	61.2% - 66.0%	61.1% - 61.2%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.84% - 2.59%	1.71% - 2.46%

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of Revenue	$9	$9	$22	$11
Sales and marketing	175	581	339	635
Research & development	316	5,228	569	5,375
General and administrative	550	13,820	995	14,093

Total	$1,050	$19,638	$1,925	$20,114

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income (loss)	$3,699	$(7,292)	$8,705	$(4,097)
Foreign currency translation loss (gain)	29	43	(59)	(23)

Total comprehensive income (loss)	$3,728	$(7,249)	$8,646	$(4,120)

Recently Issued Accounting Standards

        In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

involvement with a variable interest entity affects the reporting entity's financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on its condensed consolidated financial statements.

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

        In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is "more than incidental" to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company adopted ASU No. 2009-14 as of January 1, 2010, and its application did not have a material impact on its condensed consolidated financial statements.

3. NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed under the provisions of Accounting Standards Codification topic 260, Earnings Per Share. Basic income per share is computed using net income (loss) and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. NET INCOME (LOSS) PER SHARE (Continued)

preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Numerator:
Net Income (loss)	$3,699	$(7,292)	$8,705	$(4,097)
Denominator:
Weighted average number of common shares:
Basic	20,346	17,370	20,302	9,698

Diluted	21,220	17,370	21,148	9,698

Income (loss) per common share:
Basic	$0.18	$(0.42)	$0.43	$(0.42)

Diluted	$0.17	$(0.42)	$0.41	$(0.42)

        For the three and six months ended June 30, 2010 and 2009, the following common stock equivalent shares were included in the calculation of the Company's diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity Instruments:
Restricted common stock units	10	—	10	—
Restricted common stock	114	—	117	—
Stock options	750	—	719	—

Total common stock equivalent shares	874	—	846	—

        Share-based awards to purchase approximately 332,215 and 363,198 shares of common stock that had an exercise price in excess of the average market price of the common stock during the three and six months ended June 30, 2010, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2009, convertible preferred stock, outstanding stock options, restricted stock units and restricted stock of 14.5 million, 2.1 million, 9,000, and 168,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. INVENTORY

        Inventory consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$8,207	$4,053
Finished good	5,033	5,696

	13,240	9,749
Reserve for obsolete inventory	(925)	(765)

Inventory, net	$12,315	$8,984

5. GOODWILL

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone, Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC International Co. Ltd. in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350"). If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition. For income tax purposes, the goodwill balance is amortized over a period of 15 years. The following table represents the balance and changes in goodwill for the six months ended June 30, 2010 (in thousands):

Balance as of December 31, 2009	$34,838
Effect of change in foreign currency rate	(28)

Balance as of June 30, 2010	$34,810

6. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,837	(10,771)	66	10,842	(10,747)	95
Website	12	(11)	1	12	(10)	2

Total	$23,909	$(13,235)	$10,674	$23,914	$(13,210)	$10,704

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets for the six months ended June 30, 2010 and 2009 totaled $27,000 and $33,000, respectively, all of which was included in sales and marketing expense.

        The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2010 and years thereafter (dollars in thousands):

2010—remaining	$26
2011	41

Total	$67

        In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the six months ended June 30, 2010 or June 30, 2009.

7. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	June 30, 2010	December 31, 2009
Marketing expenses	$7,110	$8,746
Professional and consulting fees	2,937	2,720
Sales return reserve	4,640	4,708
Taxes payable	2,186	2,043
Other	9,604	7,421

	$26,477	$25,638

8. BORROWING AGREEMENT

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.85% as of June 30, 2010. As of June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under its revolving line of credit.

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

        Interest expense for the six months ended June 30, 2010 and 2009 was $16,000 and $339,000, respectively.

9. INCOME TAXES

        In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six month period ended June 30, 2010 is based on the estimated annual effective tax rate for fiscal year 2010. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

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

        At the adoption date and as of June 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the six months ended June 30, 2010.

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

2009 Omnibus Incentive Plan

        On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provides for the ability of the Company to grant new stock incentive awards or options for the issuance of up to 2,437,744 shares of the Company's common stock including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At June 30, 2010 there were 1,418,153 shares of the Company's common stock available for future grant under the 2009 Plan.

        In accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense is recognized based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

        The following table summarized the Company's stock option activity from January 1, 2010 to June 30, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Instrinsic Value
Options Outstanding, January 1, 2010	1,976,229	$9.14	7.58	$17,511,103
Options granted	365,528	25.84
Options exercised	(91,665)	7.79
Options cancelled	(26,570)	14.63

Options Outstanding, June 30, 2010	2,223,522	11.87	7.51	25,714,540

Vested and expected to vest at June 30, 2010	2,090,854	11.20	7.39	25,417,525

Exercisable at June 30, 2010	1,276,307	6.63	6.57	20,838,157

        As of June 30, 2010, there was approximately $8.0 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.74 years.

        Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its designee(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the "simplified method" in accordance with ASC 718.

        During the six months ended June 30, 2010, 79,982 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $2.0 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the six months ended June 30, 2010, 12,920 shares of restricted stock were forfeited. As of June 30, 2010, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $3.1 million and is expected to be recognized over a period of 3.19 years.

        The following table summarized the Company's restricted stock award activity from January 1, 2010 to June 30, 2010:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2010	179,802	$18.67
Awards granted	79,982	25.26
Awards vested	(50,525)	18.29
Awards cancelled	(12,920)	18.97

Nonvested Awards, June 30, 2010	196,339	21.23	$4,168,277

11. STOCKHOLDERS' EQUITY

        At June 30, 2010, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as common stock, with a par value of $0.00005 per share, and 10,000,000 were designated as preferred stock, with a par value of $0.001 per share. At June 30, 2010, 20,587,935 shares of common stock were issued and outstanding.

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of shares of common stock and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

        On April 21, 2009, in conjunction with our qualified underwritten initial public offering of common stock, our total outstanding shares of preferred stock in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of common stock. At June 30, 2010 and December 31, 2009, the Company had no shares of preferred stock outstanding.

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

payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to eight years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options. Rent expense was $6.3 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively.

        The following table summarizes future minimum operating lease payments for the remaining six months of 2010 and the years thereafter (in thousands):

Periods Ending December 31,
2010—remaining	$3,809
2011	3,544
2012	2,169
2013	1,806
2014	211
2015 and thereafter	106

$11,645

        The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Leases, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.6 million at June 30, 2010. The deferred rent asset was $0.1 million at June 30, 2010. The deferred rent asset is classified in prepaid and other current assets as all associated leases have less than one year remaining on their term.

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

        The Company exited its facility at 1101 Wilson Boulevard, Arlington, Virginia in December 2008 as a result of a relocation of its headquarters to 1919 North Lynn Street, Arlington, Virginia. The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with Accounting Standards Codification topic 420, Exit or Disposal Cost Obligations ("ASC 420") as the leases associated with this facility did not terminate until December 31, 2009 and August 31, 2013, respectively. Accrued exit costs associated with the headquarters relocation were charged to lease abandonment expense in December 2008.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility (in thousands):

	As of June 30, 2010	As of December 31, 2009
Accrued exit costs, beginning of period	$1,019	$1,676
Costs incurred and charged to expense	(35)	(8)
Principal reductions	(152)	(649)

Accrued exit costs, end of period	$832	$1,019

Accrued exit cost liability:
Short-term	$514	$504
Long-term	318	515

Total	$832	$1,019

  Litigation

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We are reviewing the District Court's decision and evaluating an appeal to the U.S. Court of Appeals for the Fourth Circuit. We have, and may continue to, incur material legal fees and other costs and expenses in pursuit of our claims against Google.

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

        Products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in Asia and Europe. During the six months ended June 30, 2010 and 2009, 16% and 6% of the Company's revenues were generated from sales outside of the United States, respectively. As of June 30, 2010 and 2009, the Company had $1.4 million and $0.8 million, respectively, of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for the six months ended June 30, 2010 and 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Unless the context otherwise requires, references in this Report to "we", "us" or "our" shall mean the Company.

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

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 84% of our revenue for the six months ended June 30, 2010 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Borders and Office Depot.

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

        Product revenue consists of revenue from sales of our packaged software and audio products. Subscription and service revenue consists primarily of revenue from our online software subscriptions. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. We intend to begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solutions in the U.S. consumer market during the third quarter of 2010 as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we expect that the accounting for these transactions will be to defer a portion of the value of each of these bundled sales. The deferred revenue will be recognized over the subscription term in accordance with ASC 985-605.

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

        Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.). These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea. In each case we established local sales offices and call centers, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to increase in future periods.

        Research and Development.    Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to expanding our product portfolio through the addition of new content and new complimentary products and services to our language learning solutions. We expect our investment in research and development expenses to increase in future years, and provide us with significant benefits in the future.

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

Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of June 30, 2010 and December 31, 2009. Interest income represents interest received on our cash and cash equivalents.

Income Tax Expense

        For the six months ended June 30, 2010, our worldwide effective tax rate was approximately 27%. For the year ended December 31, 2009, our effective tax rate was approximately 35%. The effective rate includes federal, state and international components. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates. We expect our income tax expense to increase in absolute dollars as our income continues to grow.

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

Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, the Company began to recognize revenue for arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi- element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The Company has identified two deliverables generally contained in arrangements involving the sale of online services bundled with auxiliary items. The first deliverable is the auxiliary items which are delivered at the time of sale, and the second deliverable is the online services. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the auxiliary items are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over term of the online services. The auxiliary item cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        The Company accounts for multiple element arrangements that consist only of software or software-related products, in accordance with industry-specific accounting guidance for software and software- related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by vendor-specific objective evidence ("VSOE"). If the Company cannot objectively determine the fair value of any undelivered element included in such multiple- element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Goodwill

        In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. The first step is a screen for potential impairment by comparing the fair value of our one reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any. As of June 30, 2010 and 2009, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor is the reporting unit at risk of failing step one of the goodwill impairment test.

        For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 10, 2010.

        We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

  •
  Revenue Recognition

  •
  Stock-based Compensation

  •
  Income Taxes

  •
  Allowance for Doubtful Accounts Receivable

  •
  Sales Return Reserve

Results of Operations

        The following table sets forth our consolidated statements of operations for the periods specified including dollar and percentage of change from the prior periods indicated:

	Three months ended June 30,		2010 versus 2009		Six months ended June 30,		2010 versus 2009
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(in thousands)				(in thousands)
Revenue
Product	$50,885	$48,672	$2,213	4.5%	$104,618	$91,512	$13,106	14.3%
Subscription and service	9,763	7,788	1,975	25.4%	19,044	15,233	3,811	25.0%

Total revenue	60,648	56,460	4,188	7.4%	123,662	106,745	16,917	15.8%
Cost of revenue
Cost of product revenue	6,513	7,193	(680)	(9.5)%	14,292	13,136	1,156	8.8%
Cost of subscription and service revenue	1,089	509	580	113.9%	1,952	994	958	96.4%

Total cost of revenue	7,602	7,702	(100)	(1.3)%	16,244	14,130	2,114	15.0%

Gross margin	53,046	48,758	4,288	8.8%	107,418	92,615	14,803	16.0%

Operating Expenses:
Sales and marketing	29,441	27,147	2,294	8.5%	57,802	50,759	7,043	13.9%
Research and development	6,100	10,101	(4,001)	(39.6)%	11,570	14,944	(3,374)	(22.6)%
General and administrative	12,416	23,167	(10,751)	(46.4)%	26,059	33,054	(6,995)	(21.2)%

Total operating expenses	47,957	60,415	(12,458)	(20.6)%	95,431	98,757	(3,326)	(3.4)%

Income (loss) from operations	5,089	(11,657)	16,746	143.7%	11,987	(6,142)	18,129	295.2%
Other income and expense:
Interest income	29	23	6	26.1%	106	54	52	96.3%
Interest expense	(8)	(24)	16	(66.7)%	(16)	(339)	323	(95.3)%
Other (expense) income	(204)	(61)	(143)	234.4%	(212)	35	(247)	(705.7)%

Total interest and other income (expense), net	(183)	(62)	(121)	195.2%	(122)	(250)	128	(51.2)%

Income (loss) before income taxes	4,906	(11,719)	16,625	141.9%	11,865	(6,392)	18,257	285.6%
Income tax expense (benefit)	1,207	(4,427)	5,634	127.3%	3,160	(2,295)	5,455	237.7%

Net income (loss)	$3,699	$(7,292)	$10,991	150.7%	$8,705	$(4,097)	$12,802	312.5%

Comparison of the three months ended June 30, 2010 and the three months ended June 30, 2009

Revenues

	Three months ended June 30,				2010 versus 2009
	2010		2009		Change	% Change
	(in thousands except percentages)
Product revenue	$50,885	83.9%	$48,672	86.2%	$2,213	4.5%
Subscription revenue	9,763	16.1%	7,788	13.8%	1,975	25.4%

Total Revenue	$60,648	100.0%	$56,460	100.0%	$4,188	7.4%

Revenue by sales channel:
Direct-to-Consumer	$24,702	40.7%	$25,944	46.0%	$(1,242)	(4.8)%
Kiosk	8,645	14.3%	9,279	16.4%	(634)	(6.8)%
Global Retail	10,351	17.1%	7,679	13.6%	2,672	34.8%

Total Consumer	43,698	72.1%	42,902	76.0%	796	1.9%
Institutional	16,950	27.9%	13,558	24.0%	3,392	25.0%

Total Revenue	$60,648	100.0%	$56,460	100.0%	$4,188	7.4%

        Our total revenue for the three months ended June 30, 2010 was $60.6 million, an increase of $4.2 million, or 7%, from the three months ended June 30, 2009.

Consumer

        Consumer revenue was $43.7 million for the three months ended June 30, 2010, an increase of $0.8 million, or 2%, from the three months ended June 30, 2009. The increase in consumer revenue was attributable to an 8% increase in the average selling price per unit, which accounted for a $3.4 million increase in revenue, partially offset by a 6% decrease in unit volume, which resulted in a $2.6 million decrease in revenue.

        Growth in our average selling price per unit was primarily due to a shift in our sales mix towards more comprehensive language learning solutions with the introduction of Level 1-5 sets in May 2009. Level 1-5 sets, our highest priced packaged software product, accounted for approximately 29% of total unit sales in the three months ended June 30, 2010.

        Product revenue represented 97% of total consumer revenue for the quarter ended June 30, 2010, with the balance attributable to subscription and service revenue. We intend to begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solutions in the U.S. consumer market during the third quarter of 2010 with the planned launch of Rosetta Stone Version 4 TOTALe. As a result, we expect that the accounting for these transactions will be to defer a portion of the value of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with ASC 985-605.

Institutional

        Institutional revenue was $17.0 million for the three months ended June 30, 2010, an increase of $3.4 million, or 25%, compared to the three months ended June 30, 2009. The increase in institutional revenue was primarily due to growth of our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we experienced growth in the education, corporate and government sectors.

        Product revenue represented 51% of total institutional revenue for the three months ended June 30, 2010, and subscription and service revenue represented 49% for the same period.

Cost of Revenue and Gross Profit

	Three months ended June 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Revenue
Product	$50,885	$48,672	$2,213	4.5%
Subscription and service	9,763	7,788	1,975	25.4%

Total revenue	60,648	56,460	4,188	7.4%
Cost of revenue
Cost of product revenue	6,513	7,193	(680)	(9.5)%
Cost of subscription and service revenue	1,089	509	580	113.9%

Total cost of revenue	7,602	7,702	(100)	(1.3)%

Gross profit	$53,046	$48,758	$4,288	8.8%

Gross margin percentages	87.5%	86.4%	1.1%

        Cost of revenue for the three months ended June 30, 2010 was $7.6 million, a decrease of $0.1 million, or 1%, from the three months ended June 30, 2009. As a percentage of total revenue, cost of revenue decreased to 13% for the three months ended June 30, 2010 compared to 14% for the three months ended June 30, 2009. The decrease in cost of revenue was primarily attributable to a change in our sales mix as well as a decrease in our post contract support. Cost of subscription and service revenue increased by $0.6 million, or 114%, as we released Rosetta Stone TOTALe, our new web-based service offering that includes a component of dedicated language conversation coaching, in the third quarter of 2009. We expect our cost of revenue to increase in absolute dollars in future periods as our unit sales continue to grow. We expect our cost of revenue will increase as a percent of revenue as we begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solution in the U.S. consumer market with the planned launch of Rosetta Stone Version 4 TOTALe during the third quarter of 2010, which includes services that have higher direct costs to deliver to customers than our existing software solutions.

Operating Expenses

	Three months ended June 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Sales and marketing	$29,441	$27,147	$2,294	8.5%
Research and development	6,100	10,101	(4,001)	(39.6)%
General and administrative	12,416	23,167	(10,751)	(46.4)%

Total operating expenses	$47,957	$60,415	$(12,458)	(20.6)%

Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended June 30, 2010 were $29.4 million, an increase of $2.3 million, or 9%, from the three months ended June 30, 2009. As a percentage of total revenue, sales and marketing expenses increased to 49% for the three months ended June 30, 2010, compared to 48% for the three months ended June 30, 2009. We expanded the number of our kiosks from 183 at June 30, 2009 to 245 worldwide at June 30, 2010, which resulted in $1.2 million of additional kiosk operating expenses, including rent and sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $1.7 million. The increase was partially offset by a decrease in a stock compensation charge related to common stock awarded to key employees resulting in a $0.4 million higher expense in 2009 when compared to the current year.

Research and Development Expenses

        Research and development expenses were $6.1 million for the three months ended June 30, 2010, a decrease of $4.0 million, or 40%, from the three months ended June 30, 2009. As a percentage of total revenue, research and development expenses decreased to 10% for the three months ended June 30, 2010 compared to 18% for the three months ended June 30, 2009. The dollar and percentage decrease were primarily attributable to a stock compensation charge related to common stock awarded to key employees resulting in a $5.0 million higher research and development expense in 2009 when compared to the current year. The decrease was partially offset by an increase of $1.0 million due to the addition of new product development personnel and consulting costs associated with the development of new products and services that are complementary to our existing solutions.

General and Administrative Expenses

        General and administrative expenses for the three months ended June 30, 2010 were $12.4 million, a decrease of $10.8 million, or 46%, from the three months ended June 30, 2009. As a percentage of revenue, general and administrative expenses decreased to 21% for the three months ended June 30, 2010 compared to 41% for the three months ended June 30, 2009. The dollar and percentage decrease were primarily attributable to a stock compensation charge related to common stock awarded to key employees during the three months ended June 30, 2009 of $13.4 million. The decrease was partially offset by $1.7 million in increased legal fees related primarily to our trademark infringement lawsuit against Google Inc. In addition, general and administrative expenses increased by approximately $0.9 million primarily due to costs associated with supporting a public company and overall growth in the business.

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

	Three months ended June 30,
	2010	2009
	(in thousands)
Cost of Sales	$—	$—
Sales and marketing	—	377
Research and development	—	5,033
General and administrative	—	13,393

Total	$—	$18,803

Interest and Other Income (Expense)

	Three months ended June 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Interest Income	$29	$23	$6	26.1%
Interest Expense	(8)	(24)	16	(66.7)%
Other Income (Expense)	(204)	(61)	(143)	234.4%

Total	$(183)	$(62)	$(121)	195.2%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended June 30, 2010 was $29,000, an increase of $6,000, or 26%, from the three months ended June 30, 2009.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of June 30, 2010. Interest expense for the three months ended June 30, 2010 was $8,000, a decrease of $16,000, or 67%, from the three months ended June 30, 2009. The decrease was primarily due to the repayment of the outstanding balance of our long-term debt with Wells Fargo. We expect interest expense to be minimal in future periods as we used proceeds from the initial public offering to repay the outstanding balance of our long-term debt with Wells Fargo in April 2009.

        Other expense for the three months ended June 30, 2010 was $0.2 million, an increase of $0.1 million or 234% from the three months ended June 30, 2009. The increase was primarily due to an increase in foreign exchange losses.

Income Tax Expense (Benefit)

	Three months ended June 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Income tax expense (benefit)	$1,207	$(4,427)	$5,634	(127.3)%

        Income tax expense for the three months ended June 30, 2010 was $1.2 million, compared to income tax benefit of $4.4 million for the three months ended June 30, 2009. The increase was the result of an increase of $16.6 million in pre-tax income for the three months ended June 30, 2010 and a lower effective tax rate, compared to the three months ended June 30, 2009. Our effective tax rate decreased to 25% for the three months ended June 30, 2010 compared to an effective tax rate of 38% for the three months ended June 30, 2009. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income.

        Neither our U.K. nor our Japan subsidiaries have produced sustainable pretax profits as of June 30, 2010, and each remains in a three-year cumulative loss position. Accordingly, we continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As a result, we did not recognize any income tax expense on income from those operations, which resulted in a reduced effective tax rate. We will monitor actual results and updated projections of these subsidiaries on a quarterly basis. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

Comparison of the six months ended June 30, 2010 and the six months ended June 30, 2009

Revenue

	Six months ended June 30,				2010 versus 2009
	2010		2009		Change	% Change
	(in thousands except percentages)
Product revenue	$104,618	84.6%	$91,512	85.7%	$13,106	14.3%
Subscription revenue	19,044	15.4%	15,233	14.3%	3,811	25.0%

Total Revenue	$123,662	100.0%	$106,745	100.0%	$16,917	15.8%

Revenue by sales channel:
Direct-to-Consumer	$55,370	44.8%	$50,889	47.7%	$4,481	8.8%
Kiosk	18,001	14.6%	17,500	16.4%	501	2.9%
Global Retail	19,777	16.0%	14,863	13.9%	4,914	33.1%

Total Consumer	93,148	75.3%	83,252	78.0%	9,896	11.9%
Institutional	30,514	24.7%	23,493	22.0%	7,021	29.9%

Total Revenue	$123,662	100.0%	$106,745	100.0%	$16,917	15.8%

        Total revenue for the six months ended June 30, 2010 was $123.6 million, an increase of $16.9 million, or 16%, from the six months ended June 30, 2009.

Consumer

        Consumer revenue was $93.1 million for the six months ended June 30, 2010, an increase of $9.9 million, or 12%, from the six months ended June 30, 2009. The increase in consumer revenue was attributable to a 2% increase in unit sales, which resulted in a $1.4 million increase in revenue, combined with a 10% increase in the average selling price of each unit, which accounted for an $8.5 million increase in revenue. Unit growth was driven primarily by acceleration in our international geographies.

        The growth in our average selling price per unit was primarily due to a shift in our sales mix towards more comprehensive language learning solutions with the introduction of Level 1-5 sets in May 2009. Level 1-5 sets, our highest priced packaged software product, accounted for approximately 28% of total unit sales in the six months ended June 30, 2010.

        Product revenue represented 97% of total consumer revenue for the six months ended June 30, 2010, with the balance attributable to subscription and service revenue. We intend to begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solutions in the U.S. consumer market during the third quarter of 2010 with the planned launch of Rosetta Stone Version 4 TOTALe. As a result, we expect that the accounting for these transactions will be to defer a portion of the value of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with ASC 985-605.

Institutional

        Institutional revenue was $30.5 million for the six months ended June 30, 2010, an increase of $7.0 million, or 30%, compared to the six months ended June 30, 2009. The increase in institutional revenue was primarily due to growth of our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we experienced growth in the education, corporate and government sectors.

        Product revenue represented 47% of total institutional revenue for the six months ended June 30, 2010, and subscription and service revenue represented 53% for the same period.

Cost of Revenue and Gross Profit

	Six months ended June 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Revenue
Product	$104,618	$91,512	$13,106	14.3%
Subscription and service	19,044	15,233	3,811	25.0%

Total revenue	123,662	106,745	16,917	15.8%
Cost of revenue
Cost of product revenue	14,292	13,136	1,156	8.8%
Cost of subscription and service revenue	1,952	994	958	96.4%

Total cost of revenue	16,244	14,130	2,114	15.0%

Gross profit	$107,418	$92,615	$14,803	16.0%

Gross margin percentages	86.9%	86.8%	0.1%

        Cost of revenue for the six months ended June 30, 2010 was $16.2 million, an increase of $2.1 million, or 15%, from the six months ended June 30, 2009. As a percentage of total revenue, cost of revenue remained consistent at 13% for the six months ended June 30, 2010 and 2009, respectively. Cost of subscription and service revenue increased by $1.0 million, or 96%, as we released Rosetta Stone TOTALe, our new web-based service offering that includes a component of dedicated language conversation coaching, in the third quarter of 2009. We expect our cost of revenue to increase in absolute dollars in future periods as our unit sales continue to grow. We expect our cost of revenue will increase as a percent of revenue as we begin bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solution in the U.S. consumer market with the planned launch of Rosetta Stone Version 4 TOTALe during the third quarter of 2010, which includes services that have higher direct costs to deliver to customers than our existing software solutions.

Operatìing Expenses

	Six months ended June 30,		2010 versus 2009
				% Change
	2010	2009	Change
	(in thousands)
Sales and marketing	$57,802	$50,759	$7,043	13.9%
Research and development	11,570	14,944	(3,374)	(22.6)%
General and administrative	26,059	33,054	(6,995)	(21.2)%

Total operating expenses	$95,431	$98,757	$(3,326)	(3.4)%

Sales and Marketing Expenses

        Sales and marketing expenses for the six months ended June 30, 2010 were $57.8 million, an increase of $7.0 million or 14%, from the six months ended June 30, 2009. As a percentage of total revenue, sales and marketing expenses decreased to 47% for the six months ended June 30, 2010 compared to 48% for the six months ended June 30, 2009. The dollar increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. We expanded the number of our kiosks from 183 at June 30, 2009 to 245 at June 30, 2010, which resulted in $3.1 million of additional kiosk operating expenses, including sales compensation related expenses. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities also increased by $3.3 million and training and travel associated with these activities increased by $0.6 million. These increases were partially offset by a reduction in stock compensation charge related to common stock awarded to key employees, resulting in a $0.4 million decrease in sales and marketing expense in the 2010 period compared to the 2009 period.

Research and Development Expenses

        Research and development expenses for the six months ended June 30, 2010 were $11.6 million, a decrease of $3.4 million, or 23%, from the six months ended June 30, 2009. As a percentage of total revenue, research and development expenses decreased to 9% for the six months ended June 30, 2010 compared to 14% for the six months ended June 30, 2009. The dollar and percentage decrease were primarily attributable to a stock compensation charge related to common stock awards to key employees during the six months ended June 30, 2009 of $5.0 million. This decrease was partially offset by an increase of $1.3 million due to the addition of new product development personnel and consulting expenses associated with the development of new products and services that are complementary to our existing solutions and a $0.3 million increase in travel and training associated with this development.

General and Administrative Expenses

        General and administrative expenses for the six months ended June 30, 2010 were $26.1 million, a decrease of $7.0 million, or 21%, from the six months ended June 30, 2009. As a percentage of revenue, general and administrative expenses decreased to 21% for the six months ended June 30, 2010 compared to 31% for the six months ended June 30, 2009. The dollar and percentage decrease were primarily attributable to a stock compensation charge related to common stock award to key employees during the six months ended June 30, 2009 of $13.4 million. This decrease was partially offset by a $5.0 million increase in legal fees primarily attributable to our trademark infringement lawsuit against Google, Inc. In addition, general and administrative expenses increased due to greater personnel related costs as we expanded our finance, legal, human resources, information technology and other administrative functions to support the overall growth in our business.

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

	Six months ended June 30,
	2010	2009
	(in thousands)
Cost of Sales	$—	$—
Sales and marketing	—	377
Research and development	—	5,033
General and administrative	—	13,393

Total	$—	$18,803

Interest and Other Income (Expense)

	Six months ended June 30,		2010 versus 2009
				% Change
	2010	2009	Change
	(in thousands)
Interest Income	$106	$54	$52	96.3%
Interest Expense	(16)	(339)	323	(95.3)%
Other Income (Expense)	(212)	35	(247)	(705.7)%

Total	$(122)	$(250)	$128	(51.2)%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the six months ended June 30, 2010 was $106,000, an increase of $52,000, or 96%, from the six months ended June 30, 2009.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of June 30, 2010. Interest expense for the six months ended June 30, 2010 was $16,000, a decrease of $323,000, or 95%, from the six months ended June 30, 2009. The decrease was primarily due to the retirement of our previous Madison Capital term loan. We expect interest expense will decrease in future periods as we paid off the outstanding balance of our long-term debt with proceeds from our initial public offering in April 2009.

        Other expense for the six months ended June 30, 2010 was $212,000 compared to other income of $35,000 for the six months ended June 30, 2009, a decrease of $247,000, or 706%, from the six months ended June 30, 2009. The decrease was primarily the result of foreign exchange losses and a decrease in trademark infringement awards.

Income Tax Expense (Benefit)

	Six months ended June 30,		2010 versus 2009
				% Change
	2010	2009	Change
	(dollars in thousands)
Income tax expense (benefit)	$3,160	$(2,295)	$5,455	237.7%

        Income tax expense for the six months ended June 30, 2010 was $3.2 million compared to income tax benefit of $2.3 million for the six months ended June 30, 2009. The increase was the result of an increase of $18.3 million in pre-tax income for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Our effective tax rate decreased to 27% for the six months ended June 30, 2010 compared to an effective tax rate of 36% for the six months ended June 30, 2009. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income.

        Neither our U.K. nor our Japan subsidiaries have produced sustainable pretax profits as of June 30, 2010, and each remains in a three-year cumulative loss position. Accordingly, we continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As a result, we did not recognize any income tax expense on income from those operations, which resulted in a reduced effective tax rate. We will monitor actual results and updated projections of these subsidiaries on a quarterly basis. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

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

Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel-related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., ("Wells Fargo"), that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one-month LIBOR, or 2.85% as of June 30, 2010. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. In April 2009, we completed our initial public offering and received net proceeds of $49.0 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay Wells Fargo the outstanding principal and interest of the revolving credit facility. The $12.5 million under the Wells Fargo revolving credit facility remains available to us for borrowing, subject to specified conditions.

        We expect that our future growth will continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that anticipated cash flows from operations and available sources of funds, including available borrowings under our revolving credit facility, will provide sufficient liquidity to fund our business and meet our obligations in the foreseeable future.

        In April 2009, the Company completed an initial public offering. After deducting the payment of underwriters' discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were $49.0 million. A portion of the net proceeds from the offering were used to repay a $9.9 million balance on our revolving credit facility and $7.9 million to satisfy the federal, state and local withholding tax obligations associated with the net issuance of common stock to certain of our key employees.

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $9.0 million for the six months ended June 30, 2009, a decrease of $2.4 million. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable, offset in part by decreases in net liabilities. Net income totaled $8.7 million for the six months ended June 30, 2010 compared to a net loss of $4.1 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, we incurred depreciation, amortization and stock compensation expense in the amount of $4.9 million, compared to $22.6 million for the six months ended June 30, 2009. Accounts receivable increased by $4.3 million for the six months ended June 30, 2010 primarily due to increased institutional and global retail customers compared to an increase of $1.3 million for the six months ended June 30, 2009.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $3.2 million for the six months ended June 30, 2010, compared to $4.9 million for the six months ended June 30, 2009, a decrease of $1.7 million, or 35%. Our investing activities during these periods related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth.

  Net Cash Provided By Financing Activities

        Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2010 compared to $31.4 for the six months ended June 30, 2009. Net cash provided by financing activities during the six months ended June 30, 2010 primarily related to net proceeds received from stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2009 primarily related to $49.0 million in net proceeds from our initial public offering, offset by the $9.9 million payment of the balance outstanding under our revolving credit facility with Wells Fargo and the $7.9 million payment of taxes associated with the common stock grant to some of our key employees.

        Our $12.5 million revolving credit facility with Wells Fargo can also be used to meet our working capital requirements.

        We believe that our current cash and cash equivalents and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future under normal operating conditions. However, in the normal course of business we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, fund expansion, respond to competitive pressures or acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

  Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$11,645	$5,759	$4,670	$1,174	$42

Total	$11,645	$5,759	$4,670	$1,174	$42

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We are reviewing the District Court's decision and evaluating an appeal to the U.S. Court of Appeals for the Fourth Circuit. We have, and may continue to, incur material legal fees and other costs and expenses in pursuit of our claims against Google.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibits
3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Company.

3.2	(1)	Second Amended and Restated Bylaws of the Company.

4.1	(1)	Specimen certificate evidencing shares of Common Stock of the Company.

4.3	(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.

10.1	(2)+	Transition Agreement between the Company and Brian D. Helman, dated June 7, 2010

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

**
Furnished herewith

+
Identifies management contracts and compensatory plans or arrangements.

(1)
Incorporated by reference to exhibit filed with Registrant's registration statement on Form S-1 (File No. 333-153632), as amended.

(2)
Incorporated by reference to exhibit filed with Registrant's current report on Form 8-K filed on June 8, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ BRIAN D. HELMAN Brian D. Helman Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: August 13, 2010