Form 10-Q
period 2010-09-30
ROSETTA STONE INC
filed 2010-11-12
CIK 1351285

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

         As of November 1, 2010, 20,838,319 shares of the registrant's Common Stock, $.00005 par value, were outstanding.

 ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,814	$95,188
Restricted cash	107	50
Accounts receivable (net of allowance for doubtful accounts of $754 and $1,349, respectively)	46,427	37,400
Inventory, net	11,789	8,984
Prepaid expenses and other current assets	5,967	7,447
Income tax receivable	4,657	—
Deferred income taxes	6,925	6,020

Total current assets	185,686	155,089
Property and equipment, net	20,640	18,374
Goodwill	34,851	34,838
Intangible assets, net	10,665	10,704
Deferred income taxes	5,386	5,565
Other assets	1,311	872

Total assets	$258,539	$225,442

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,294	$1,605
Accrued compensation	7,900	10,463
Other current liabilities	37,761	25,638
Deferred revenue	36,131	24,291
Income tax payable	—	4,184

Total current liabilities	83,086	66,181
Deferred revenue	3,492	1,815
Other long-term liabilities	494	1,011

Total liabilities	87,072	69,007
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 20,834 and 20,440 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	137,245	130,872
Accumulated income	34,105	25,785
Accumulated other comprehensive income (loss)	115	(224)

Total stockholders' equity	171,467	156,435

Total liabilities and stockholders' equity	$258,539	$225,442

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Product	$49,407	$58,151	$154,025	$149,663
Subscription and service	11,519	9,065	30,563	24,297

Total revenue	60,926	67,216	184,588	173,960
Cost of revenue:
Cost of product revenue	8,749	7,798	23,041	20,934
Cost of subscription and service revenue	1,680	1,210	3,631	2,204

Total cost of revenue	10,429	9,008	26,672	23,138

Gross profit	50,497	58,208	157,916	150,822

Operating expenses
Sales and marketing	34,093	32,263	91,896	83,023
Research and development	6,030	6,125	17,600	21,069
General and administrative	12,596	11,951	38,690	44,990
Lease abandonment	(548)	(37)	(583)	(23)

Total operating expenses	52,171	50,302	147,603	149,059

Income (loss) from operations	(1,674)	7,906	10,313	1,763
Other income and (expense):
Interest income	85	55	191	109
Interest expense	(8)	(8)	(25)	(348)
Other income (expense)	53	45	(158)	81

Total other income (expense)	130	92	8	(158)
Income (loss) before income taxes	(1,544)	7,998	10,321	1,605
Income tax provision (benefit)	(1,159)	2,695	2,001	399

Net income (loss)	$(385)	$5,303	$8,320	$1,206

Earnings (loss) per share:
Basic	$(0.02)	$0.26	$0.41	$0.09

Diluted	$(0.02)	$0.25	$0.39	$0.06

Common shares and equivalents outstanding:
Basic weighted average shares	20,490	20,177	20,367	13,229

Diluted weighted average shares	20,490	20,988	21,161	19,462

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,320	$1,206
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	2,990	21,093
Bad debt expense	477	933
Depreciation and amortization	4,715	3,914
Write down of deferred financing costs	—	209
Deferred income tax benefit	(726)	—
Loss on disposal of equipment	34	40
Net change in:
Restricted cash	(53)	(30)
Accounts receivable	(9,350)	(14,802)
Inventory	(2,793)	(3,793)
Prepaid expenses and other current assets	1,561	(625)
Other assets	(368)	(416)
Accounts payable	(342)	249
Accrued compensation	(2,627)	(969)
Other current liabilities	10,723	2,763
Income tax payable	(7,508)	(4,470)
Excess tax benefit from stock options exercised	(1,342)	—
Other long term liabilities	(525)	(352)
Deferred revenue	13,447	11,318

Net cash provided by operating activities	16,633	16,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,696)	(7,170)

Net cash used in investing activities	(5,696)	(7,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of issuance costs	—	49,187
Proceeds from the exercise of stock options	2,042	102
Tax benefit of stock options excercised	1,342	—
Payment of payroll taxes on stock option excercises	—	(89)
Payment of payroll taxes on net common stock issuance	—	(7,887)
Proceeds from long-term debt	—	9,929
Payments under capital lease obligations	(3)	(2)
Principal payments under long-term debt	—	(19,839)

Net cash provided by financing activities	3,381	31,401

Increase in cash and cash equivalents	14,318	40,499
Effect of exchange rate changes in cash and cash equivalents	308	43

Net increase in cash and cash equivalents	14,626	40,542
Cash and cash equivalents—beginning of year	95,188	30,626

Cash and cash equivalents—end of year	$109,814	$71,168

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$17	$96

Income taxes, net	$9,870	$6,201

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,740	$653

Equipment acquired under capital lease	$12	$15

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

        The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company's statement of financial position at September 30, 2010 and December 31, 2009, the Company's results of operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

indicative of the results to be expected for the year ending December 31, 2010. All references to September 30, 2010 or to the three and nine months ended September 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

        The preparation of financial statements in accordance with GAAP requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns, stock-based compensation, fair value of assets and liabilities acquired, lease abandonment accrual, fair value of intangibles and goodwill, fair value of stock issued, inventory reserve, disclosure of contingent assets and liabilities and disclosure of contingent litigation. Actual results may differ from these estimates.

Revenue Recognition

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone V4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. Revenue is recognized for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end-user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes and risks of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the nine months ended September 30, 2010 and 2009, installment sales represented 11%, and 8% of revenue, respectively. Packaged software is provided to customers who purchase directly from us with a six-month right of return. The Company also allows its retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

        Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background ("ASC 985-605-05"). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between 3 and 12 months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between 12 and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional charge. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

        Revenue for online service subscriptions for dedicated conversational coaching are recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between 3 and 15 months. Rosetta Stone V4 TOTALe bundles, which include dedicated conversational coaching online services and packaged software, allow customers to begin their online services at any point during a registration window, which typically ranges between 6 and 12 months from the date of purchase from the Company or an authorized reseller.            Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

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

Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, the Company began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company's best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

        The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the packaged software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        The Company accounts for multiple element arrangements that consist only of software or software related products, in accordance with industry specific accounting guidance for software and software related transactions. For such transactions, revenue on arrangements that include multiple

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

        During the nine months ended September 30, 2010, 407,908 stock options were granted at a weighted average exercise price of $24.99 per share. The aggregate grant date fair value of options issued during the period was $5.9 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period. During the nine months ended September 30, 2009, 456,911 stock options were granted at a weighted average exercise price of $18.14 per share. During the nine months ended September 30, 2010 and 2009, 336,154 and 23,326 stock options were exercised, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was approximately $4.5 million and $0.4 million, respectively.

        During the nine months ended September 30, 2010, 91,397 shares of restricted stock and 12,096 restricted stock units were granted. The aggregate grant date fair value of the awards was $2.4 million,

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2010 and 2009, the fair value of options granted was calculated using the following assumptions:

Nine Months Ended September 30,
	2010	2009
Expected stock price volatility	61.2% - 66.0%	61.1% - 61.2%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.38% - 2.59%	1.71% - 2.46%

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

        The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of Revenue	$7	$10	$29	$22
Sales and marketing	208	207	547	842
Research & development	320	290	889	5,665
General and administrative	530	472	1,525	14,564

Total	$1,065	$979	$2,990	$21,093

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

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes on total comprehensive income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income (loss)	$(385)	$5,303	$8,320	$1,206
Foreign currency translation gain	398	42	339	19

Total comprehensive income	$13	$5,345	$8,659	$1,225

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

        In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements." ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU No. 2009-13 permits prospective or retrospective adoption. The Company elected prospective adoption during the quarter ended March 31, 2010. Under the historical accounting principles, the Company was required to account for online services bundled with auxiliary items, such as headsets and audio companions, using the residual method or treating the arrangements as one unit of accounting. ASU No. 2009-13 requires the Company to account for the sale of online services bundled with auxiliary items as two deliverables. The first deliverable is the auxiliary items which are delivered at the time of sale, and the second deliverable is the online services. This results in the recognition of a portion of the revenue from the sales of online services bundled with auxiliary items at time of sale. The Company adopted ASU No. 2009-13 as of January 1, 2010, and its application did not have a material impact on its condensed consolidated financial statements.

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

3. NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed under the provisions of Accounting Standards Codification topic 260, Earnings Per Share. Basic income per share is computed using net income (loss) and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Numerator:
Net Income (loss)	$(385)	$5,303	$8,320	$1,206
Denominator:
Weighted average number of common shares:
Basic	20,490	20,177	20,367	13,229

Diluted	20,490	20,988	21,163	19,462

Income (loss) per common share:
Basic	$(0.02)	$0.26	$0.41	$0.09

Diluted	$(0.02)	$0.25	$0.39	$0.06

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. NET INCOME (LOSS) PER SHARE (Continued)

        For the three and nine months ended September 30, 2010 and 2009, the following common stock equivalent shares were included in the calculation of the Company's diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Equity Instruments:
Convertible preferred stock	—	—	—	5,494
Restricted common stock units	—	10	12	6
Restricted common stock	—	43	98	20
Stock options	—	758	686	713

Total common stock equivalent shares	—	811	796	6,233

        For the three months ended September 30, 2010, outstanding stock options, restricted stock units and restricted stock of 1.9 million, 21,954 and 196,314, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive. Share-based awards to purchase 323,301 shares of common stock that had an exercise price in excess of the average market price of the common stock during the nine months ended September 30, 2010, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

        For the three and nine months ended September 30, 2009, there were no share-based awards to shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods, that were excluded from the calculation of diluted earnings per share.

4. INVENTORY

        Inventory consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$5,945	$4,053
Finished goods	8,224	5,696

	14,169	9,749
Reserve for obsolete inventory	(2,380)	(765)

Inventory, net	$11,789	$8,984

5. GOODWILL

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC International Co. Ltd. in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. GOODWILL (Continued)

provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350"). If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition. For income tax purposes, the goodwill balance is amortized over a period of 15 years. The following table represents the balance and changes in goodwill for the nine months ended September 30, 2010 (in thousands):

Balance as of December 31, 2009	$34,838
Effect of change in foreign currency rate	13

Balance as of September 30, 2010	$34,851

6. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name/ trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,844	(10,787)	57	10,842	(10,747)	95
Website	12	(11)	1	12	(10)	2

Total	$23,916	$(13,251)	$10,665	$23,914	$(13,210)	$10,704

        Amortization of intangible assets for the nine months ended September 30, 2010 and 2009 totaled $41,000 and $34,000, respectively, all of which was included in sales and marketing expense.

        The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2010 and years thereafter (dollars in thousands):

2010—remaining	$14
2011	44

Thereafter	—

Total	$58

        In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the nine months ended September 30, 2010 or September 30, 2009.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	September 30, 2010	December 31, 2009
Marketing expenses	$17,268	$9,526
Professional and consulting fees	3,051	3,427
Sales return reserve	8,090	4,708
Taxes payable	1,715	2,043
Post contract support	1,715	1,606
Deferred rent	1,021	544
Other	4,901	3,784

	$37,761	$25,638

8. BORROWING AGREEMENT

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.76% as of September 30, 2010. As of September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under its revolving line of credit.

        Certain of the Company's assets are pledged as collateral under the credit agreement with Wells Fargo. The line of credit contains financial covenants, which are tested on a quarterly basis beginning on March 31, 2009 and are applicable for the term of the loan. The primary covenants in the line of credit are limitations on liens and encumbrances, restrictions on investments, limitations on the sale of certain assets, and a minimum liquidity threshold. In addition, the Company is required to provide a quarterly report to the lender within 45 days following the end of a quarter and an audited annual report 120 days following the close of the fiscal year.

        Interest expense for the nine months ended September 30, 2010 and 2009 was $25,000 and $348,000, respectively, related to our debt and other operating leases.

9. INCOME TAXES

        In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine month period ended September 30, 2010 is based on the estimated annual effective tax rate for fiscal year 2010. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

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

        At the adoption date and as of September 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at both the adoption date and for the nine months ended September 30, 2010.

10. STOCK PLANS

2006 Stock Incentive Plan

        On January 4, 2006, the Company established the Rosetta Stone Inc. 2006 Stock Incentive Plan (the "2006 Plan") under which the Company's Board of Directors, at its discretion, could grant stock options to employees and certain directors of the Company and its affiliated entities. The 2006 plan initially authorized the grant of stock options for up to 1,942,200 shares of common stock. On May 28, 2008, the Board of Directors authorized the grant of additional stock options for up to 195,000 shares of common stock under the 2006 plan, resulting in total stock options available for grant under the 2006 Plan of 2,137,200 as of December 31, 2008. The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercises of stock options will be issued from the Company's authorized available stock.

2009 Omnibus Incentive Plan

        On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provides for the ability of the Company to grant new stock incentive awards or options for the issuance of up to 2,437,744 shares of the Company's common stock, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, performance based restricted stock, share awards, phantom stock and cash incentive awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At September 30, 2010, there were 1,451,101 shares of the Company's common stock available for future grant under the 2009 Plan.

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

        The following table summarized the Company's stock option activity from January 1, 2010 to September 30, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2010	1,976,229	$9.14	7.58	$17,511,103
Options granted	407,908	24.99
Options excercised	(336,154)	6.07
Options cancelled	(172,001)	17.08

Options Outstanding, September 30, 2010	1,875,982	12.40	7.38	18,025,434

Vested and expected to vest at September 30, 2010	1,752,780	11.77	7.26	17,766,466

Excercisable at September 30, 2010	1,078,076	6.95	6.37	15,407,368

        As of September 30, 2010, there was approximately $7.6 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.65 years.

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

        During the nine months ended September 30, 2010, 91,397 shares of restricted stock and 12,096 restricted stock units were granted. The aggregate grant date fair value of the awards was $2.4 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the nine months ended September 30, 2010, 22,015 shares of restricted stock were forfeited. As of September 30, 2010, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $3.2 million and is expected to be recognized over a period of 2.99 years.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

        The following table summarized the Company's restricted stock award activity from January 1, 2010 to September 30, 2010:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2010	179,802	$18.67
Awards granted	91,397	24.36
Awards vested	(53,085)	18.34
Awards cancelled	(22,015)	19.76

Nonvested Awards, September 30, 2010	196,099	21.09	$4,135,728

11. STOCKHOLDERS' EQUITY

        At September 30, 2010, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as common stock, with a par value of $0.00005 per share, and 10,000,000 were designated as preferred stock, with a par value of $0.001 per share. At September 30, 2010, 20,834,059 shares of common stock were issued and outstanding.

        On March 23, 2009, in connection with the Company's initial public offering of common stock, the Board of Directors approved a 1.3-to-1 split of common stock to stockholders of record as of such date. All references to the number of shares of common stock and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

        On April 21, 2009, in conjunction with our qualified underwritten initial public offering of common stock, our total outstanding shares of preferred stock in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of common stock. At September 30, 2010 and December 31, 2009, the Company had no shares of preferred stock outstanding.

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

        The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to eight years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options. Rent expense was $9.0 million and $8.4 million for the nine months ended September 30, 2010 and 2009, respectively.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes future minimum operating lease payments for the remaining three months of 2010 and the years thereafter (in thousands):

Periods Ending December 31,
2010—remaining	$3,020
2011	4,576
2012	2,610
2013	2,217
2014	349
2015 and thereafter	203

$12,975

        The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Leases, which requires that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $1.0 million at September 30, 2010. The deferred rent asset was $21,000 at September 30, 2010. The deferred rent asset is classified in prepaid and other current assets as all associated leases have less than one year remaining on their term.

        On October 6, 2008, the Company entered into an operating sublease agreement (the "Lease") for additional office space at 1919 North Lynn, Arlington, Virginia. The Lease was for a five-year period terminating on December 31, 2013 with total rental payments of $7.5 million. Rents range from $117,000 per month for the first year of the Lease term to $132,000 per month in the final year of the Lease term. The Company provided the landlord a security deposit of $352,000 in the form of a letter of credit.

        The Company exited its facility at 1101 Wilson Boulevard, Arlington, Virginia in December 2008 as a result of a relocation of its headquarters to 1919 North Lynn, Arlington, Virginia. The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with Accounting Standards Codification topic 420, Exit or Disposal Cost Obligations ("ASC 420") as the leases associated with this facility did not terminate until December 31, 2009 and August 31, 2013, respectively. Accrued exit costs associated with our headquarters relocation were charged to general and administrative expense in December 2008.

        As a result of accelerated growth in its Arlington headquarters, the Company exceeded maximum capacity in the third quarter of 2010. At that time, there was no additional space available for lease in the 1919 N. Lynn St. location and additional space was needed to support continued growth. Given the space at 1101 Wilson Blvd, Suite 1130 was unoccupied, and as a result of its close proximity to the 1919 N. Lynn street location, management made the decision to reoccupy the formerly abandoned space. As of September 30, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd was reversed.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility (in thousands):

	As of September 30, 2010	As of December 31, 2009
Accrued exit costs, beginning of period	$1,019	$1,676
Costs incurred and charged/(credited) to expense	(583)	(8)
Principal reductions	(436)	(649)

Accrued exit costs, end of period	$—	$1,019

Accrued exit cost liability:
Short-term	$—	$504
Long-term	—	515

Total	$—	$1,019

  Litigation

        In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. The Company has appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. The Company has incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

        From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse impact on its business, financial condition or results of operations.

13. SEGMENT INFORMATION

        The Company operates as one reportable segment because its principal business activity relates to selling language learning software. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon consolidated software revenues.

        Products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in Asia and Europe. During the nine months ended September 30, 2010 and 2009, 17% and 7% of the Company's revenues were generated from sales outside of the United States, respectively. As of September 30, 2010 and 2009, the Company had $1.8 million and $0.9 million, respectively, of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for the nine months ended September 30, 2010 and 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Unless the context otherwise requires, references in this Report to "we", "us" or "our" shall mean the Company.

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

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 85% of our revenue for the nine months ended September 30, 2010 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Borders and Office Depot.

        We generate revenue primarily from sales of packaged software and audio practice products, online software subscriptions and professional services. Our continued growth depends, in part, on our ability to maintain strong brand recognition in order to generate sales from new customers. We continuously balance our need to achieve short-term financial goals with the equally critical need to invest in our products, our brand and our infrastructure to ensure our future success. In making decisions about spending levels in our various functional organizations, we consider many factors, including:

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

Components of Our Statement of Operations

Revenue

        We derive revenue from sales of language learning solutions consisting of packaged software and audio practice products, online software subscriptions and professional services. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our packaged software products and sold as a solution.

        Product revenue consists of revenue from sales of our packaged software and audio products. Subscription and service revenue consists primarily of revenue from our online software subscriptions and professional services. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. In the third quarter of 2010 we launched Rosetta Stone Version 4 TOTALe in the U.S. consumer market, which bundles online service subscriptions with perpetual licenses of our Rosetta Stone language learning solutions. We defer the service portion of each of these bundled sales and recognize the service revenue over the subscription term in accordance with ASC 985-605.

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

Cost of Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. Cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We expect our cost of revenue to increase in absolute dollars in future periods as our unit sales continue to grow. We also expect cost of revenue will increase as a percentage of revenue in future periods with the launch of Rosetta Stone Version 4 TOTALe, which includes services that have higher direct costs to deliver to customers than our existing software solutions.

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

        Research and Development.    Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to expanding our product portfolio through the addition of new content and new complimentary products and services to our language learning solutions. We expect our investment in research and development expenses to increase in future years and provide us with significant benefits in the future.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in future periods as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, independent director compensation, exchange listing fees and stockholder related fees, higher insurance premiums and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act of 2002. We also expect that administrative expenses will increase as a result of our planned international expansion.

Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of September 30, 2010 and December 31, 2009. Interest income represents interest received on our cash and cash equivalents.

Income Tax Expense

        For the nine months ended September 30, 2010, our worldwide effective tax rate was approximately 19%. For the year ended December 31, 2009, our effective tax rate was approximately 35%. The effective rate includes federal, state and international components. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates. We expect our income tax expense to increase in absolute dollars as our income continues to grow.

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

Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, the Company began to recognize revenue for arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple- Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products, which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The Company has identified two deliverables generally contained in arrangements involving the sale of online services bundled with auxiliary items. The first deliverable is the auxiliary items, which are delivered at the time of sale, and the second deliverable is the online services. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the auxiliary items are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over term of the online services. The auxiliary item cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

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

        The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the packaged software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        The Company accounts for multiple element arrangements that consist only of software or software-related products, in accordance with industry-specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Goodwill

        In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. The first step is a screen for potential impairment by comparing the fair value of our one reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any. As of September 30, 2010 and 2009, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor is the reporting unit at risk of failing step one of the goodwill impairment test.

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

  •
  Income Taxes

  •
  Allowance for Doubtful Accounts Receivable

  •
  Sales Return Reserve

Results of Operations

        The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended September 30,		2010 versus 2009		Nine months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(in thousands)				(in thousands)
Revenue
Product	$49,407	$58,151	$(8,744)	(15.0)%	$154,025	$149,663	$4,362	2.9%
Subscription and service	11,519	9,065	2,454	27.1%	30,563	24,297	6,266	25.8%

Total revenue	60,926	67,216	(6,290)	(9.4)%	184,588	173,960	10,628	6.1%
Cost of revenue
Cost of product revenue	8,749	7,798	951	12.2%	23,041	20,934	2,107	10.1%
Cost of subscription and service revenue	1,680	1,210	470	38.8%	3,631	2,204	1,427	64.7%

Total cost of revenue	10,429	9,008	1,421	15.8%	26,672	23,138	3,534	15.3%

Gross margin	50,497	58,208	(7,711)	(13.2)%	157,916	150,822	7,094	4.7%

Operating Expenses:
Sales and marketing	34,093	32,263	1,830	5.7%	91,896	83,023	8,873	10.7%
Research and development	6,030	6,125	(95)	(1.6)%	17,600	21,069	(3,469)	(16.5)%
General and administrative	12,596	11,951	645	5.4%	38,690	44,990	(6,300)	(14.0)%
Lease Abandonment	(548)	(37)	(511)	1381.1%	(583)	(23)	(560)	2434.8%

Total operating expenses	52,171	50,302	1,869	3.7%	147,603	149,059	(1,456)	(1.0)%

Income (loss) from operations	(1,674)	7,906	(9,580)	(121.2)%	10,313	1,763	8,550	485.0%
Other income and expense:
Interest income	85	55	30	54.5%	191	109	82	75.2%
Interest expense	(8)	(8)	—	0.0%	(25)	(348)	323	(92.8)%
Other (expense) income	53	45	8	17.8%	(158)	81	(239)	(295.1)%

Total interest and other income (expense), net	130	92	38	41.3%	8	(158)	166	(105.1)%

Income (loss) before income taxes	(1,544)	7,998	(9,542)	(119.3)%	10,321	1,605	8,716	543.1%
Income tax expense (benefit)	(1,159)	2,695	(3,854)	(143.0)%	2,001	399	1,602	401.5%

Net income (loss)	$(385)	$5,303	$(5,688)	(107.3)%	$8,320	$1,206	$7,114	589.9%

Comparison of the three months ended September 30, 2010 and the three months ended September 30, 2009

Revenues

	Three months ended September 30,				2010 versus 2009
	2010		2009		Change	% Change
	(in thousands except percentages)
Product revenue	$49,407	81.1%	$58,151	86.5%	$(8,744)	(15.0)%
Subscription revenue	11,519	18.9%	9,065	13.5%	2,454	27.1%

Total Revenue	$60,926	100.0%	$67,216	100.0%	$(6,290)	(9.4)%

Revenue by sales channel:
Direct-to-Consumer	$26,761	43.9%	$28,470	42.4%	$(1,709)	(6.0)%
Kiosk	7,344	12.1%	9,776	14.5%	(2,432)	(24.9)%
Global Retail	8,621	14.1%	12,689	18.9%	(4,068)	(32.1)%

Total Consumer	42,726	70.1%	50,935	75.8%	(8,209)	(16.1)%
Institutional	18,200	29.9%	16,281	24.2%	1,919	11.8%

Total Revenue	$60,926	100.0%	$67,216	100.0%	$(6,290)	(9.4)%

        Our total revenue for the three months ended September 30, 2010 was $60.9 million, a decrease of $6.3 million, or 9%, from the three months ended September 30, 2009.

Consumer

        Consumer revenue was $42.7 million for the three months ended September 30, 2010, a decrease of $8.2 million, or 16%, from the three months ended September 30, 2009. The decrease in consumer revenue was attributable to a 17% decrease in unit volume, which resulted in an $8.8 million decrease in revenue in addition to a $3.6 million deferral of revenues for V4 TOTALe online services as described below, partially offset by a 10% increase in the average selling price per unit, which resulted in a $4.2 million increase in revenue.

        Product revenue represented 96% of total consumer revenue for the three months ended September 30, 2010, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solutions in the U.S. consumer market during the third quarter of 2010 with the launch of Rosetta Stone Version 4 TOTALe. As a result, we deferred a portion of the value of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with ASC 985-605.

Institutional

        Institutional revenue was $18.2 million for the three months ended September 30, 2010, an increase of $1.9 million, or 12%, compared to the three months ended September 30, 2009. The increase in institutional revenue was primarily due to growth in our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we experienced growth in the education and corporate sectors.

        Product revenue represented 46% of total institutional revenue for the three months ended September 30, 2010, and subscription and service revenue represented 54% for the same period.

Cost of Revenue and Gross Profit

	Three months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Revenue
Product	$49,407	$58,151	$(8,744)	(15.0)%
Subscription and service	11,519	9,065	2,454	27.1%

Total revenue	60,926	67,216	(6,290)	(9.4)%
Cost of revenue
Cost of product revenue	8,749	7,798	951	12.2%
Cost of subscription and service revenue	1,680	1,210	470	38.8%

Total cost of revenue	10,429	9,008	1,421	15.8%

Gross profit	$50,497	$58,208	$(7,711)	(13.2)%

Gross margin percentages	82.9%	86.6%	(3.7)%

        Cost of revenue for the three months ended September 30, 2010 was $10.4 million, an increase of $1.4 million, or 16%, from the three months ended September 30, 2009. As a percentage of total revenue, cost of revenue increased to 17% for the three months ended September 30, 2010 compared to 13% for the three months ended September 30, 2009. The increase in cost of revenue was primarily attributable to an increase in expense related to inventory scrap of $1.7 million associated with the obsolescence of inventory related to Rosetta Stone Version 3 as a result of the launch of Rosetta Stone Version 4 TOTALe. Cost of subscription and service revenue increased by $0.5 million or 39%. This increase was primarily attributable to increased personnel costs associated with the expanded services offered with Rosetta Stone Version 4 TOTALe, which includes dedicated language conversation coaching and customer success personnel. We expect our cost of revenue will increase as a percent of revenue as Rosetta Stone Version 4 TOTALe includes services that have higher direct costs to deliver to customers than our previous software solutions.

Operating Expenses

	Three months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Sales and marketing	$34,093	$32,263	$1,830	5.7%
Research and development	6,030	6,125	(95)	(1.6)%
General and administrative	12,596	11,951	645	5.4%
Lease Abandonment	(548)	(37)	(511)	1381.1%

Total operating expenses	$52,171	$50,302	$1,869	3.7%

Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended September 30, 2010 were $34.1 million, an increase of $1.8 million, or 6%, from the three months ended September 30, 2009. As a percentage of total revenue, sales and marketing expenses increased to 56% for the three months ended September 30, 2010, compared to 48% for the three months ended September 30, 2009. The dollar and percentage increase were primarily attributable to an increase in personnel related costs of $1.4 million associated with growth in our institutional sales channel and marketing and sales support. Advertising and marketing expenses grew by $0.5 million compared to the same period in 2009.

Research and Development Expenses

        Research and development expenses were $6.0 million for the three months ended September 30, 2010, a decrease of $0.1 million, or 2%, from the three months ended September 30, 2009. As a percentage of total revenue, research and development expenses increased to 10% for the three months ended September 30, 2010 compared to 9% for the three months ended September 30, 2009. The dollar decrease was primarily attributable to decreases in development personnel and consulting-related costs. The percentage increase was primarily attributable to the decrease in revenue for the period ended September 30, 2010 compared to September 30, 2009.

General and Administrative Expenses

        General and administrative expenses for the three months ended September 30, 2010 were $12.6 million, an increase of $0.6 million, or 5%, from the three months ended September 30, 2009. As a percentage of revenue, general and administrative expenses increased to 21% for the three months ended September 30, 2010 compared to 18% for the three months ended September 30, 2009. The dollar and percentage increases were primarily attributable to a $1.1 million increase in legal fees related primarily to intellectual property enforcement actions. This was partially offset by a reduction in bad debt expense of $0.5 million as a result of more successful collection efforts.

Lease Abandonment Expenses

        As a result of accelerated growth in our Arlington, Virginia headquarters, the Company exceeded maximum capacity in our leased office space in the third quarter of 2010. At that time, there was no additional space available for lease in the 1919 N. Lynn St. location and additional space was needed to support continued growth. Our previously abandoned office space at 1101 Wilson Blvd was unoccupied, and as a result of its close proximity to the 1919 N. Lynn St. location, we made the decision to reoccupy the office space. As of September 30, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd was reversed resulting in a $0.5 million decrease in expense for the three months ended September 30, 2010 compared to September 30, 2009.

Interest and Other Income (Expense)

	Three months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Interest Income	$85	$55	$30	54.5%
Interest Expense	(8)	(8)	—	0.0%
Other Income	53	45	8	17.8%

Total	$130	$92	$38	41.3%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended September 30, 2010 was $85,000, an increase of $30,000, or 55%, from the three months ended September 30, 2009.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of September 30, 2010, as well as interest related to our other operating leases. Interest expense for the three months ended September 30, 2010 was $8,000, which remained consistent with the three months ended September 30, 2009. We expect interest expense to be minimal in future periods as we used proceeds from the initial public offering to repay the outstanding balance of our long-term debt with Wells Fargo in April 2009.

        Other income for the three months ended September 30, 2010 was $53,000, an increase of $8,000 or 18% from the three months ended September 30, 2009. The increase was primarily due to foreign currency fluctuations.

Income Tax Expense (Benefit)

	Three months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Income tax expense (benefit)	$(1,159)	$2,695	$(3,854)	(143.0)%

        Income tax benefit for the three months ended September 30, 2010 was $1.2 million, compared to income tax expense of $2.7 million for the three months ended September 30, 2009. The change in expense was the result of a decrease of $9.5 million in pre-tax income for the three months ended September 30, 2010 and a higher effective tax rate, compared to the three months ended September 30, 2009. Our effective tax rate increased to 75% for the three months ended September 30, 2010 compared to an effective tax rate of 34% for the three months ended September 30, 2009. The increase in our effective tax rate was a result of changes in the geographic distribution of our income.

        Neither our U.K. nor our Japan subsidiaries have produced sustainable pretax profits as of September 30, 2010, and each remains in a three-year cumulative loss position. Accordingly, we continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As a result, we did not recognize any income tax expense on income from those operations. We will monitor actual results and updated projections of these subsidiaries on a quarterly basis. While it cannot be guaranteed, we believe that these subsidiaries will emerge from three-year cumulative loss positions within the next few quarters. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

        For the three months ended September 30, 2010, we recognized an income tax benefit on losses from U.S. operations. Due to the valuation allowance, we did not record income tax expense on income from our U.K. or Japan operations. The net result was an increase in our effective tax rate on the loss for the three months ended September 30, 2010.

        We may be required to release a portion of this valuation allowance in the fourth quarter of 2010, although the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of 2010 and our visibility into future period results. Any release of valuation allowance will be recorded as a tax benefit increasing net income. Because we expect our recorded tax rate to increase in subsequent periods following a significant release of the valuation allowance, our net income will be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Comparison of the nine months ended September 30, 2010 and the nine months ended September 30, 2009

Revenue

	Nine months ended September 30,				2010 versus 2009
	2010		2009		Change	% Change
	(in thousands except percentages)
Product revenue	$154,025	83.4%	$149,663	86.0%	$4,362	2.9%
Subscription revenue	30,563	16.6%	24,297	14.0%	6,266	25.8%

Total Revenue	$184,588	100.0%	$173,960	100.0%	$10,628	6.1%

Revenue by sales channel:
Direct-to-Consumer	$82,131	44.5%	$79,358	45.6%	$2,773	3.5%
Kiosk	25,345	13.7%	27,276	15.7%	(1,931)	(7.1)%
Global Retail	28,398	15.4%	27,552	15.8%	846	3.1%

Total Consumer	135,874	73.6%	134,186	77.1%	1,688	1.3%
Institutional	48,714	26.4%	39,774	22.9%	8,940	22.5%

Total Revenue	$184,588	100.0%	$173,960	100.0%	$10,628	6.1%

        Total revenue for the nine months ended September 30, 2010 was $184.6 million, an increase of $10.6 million, or 6%, from the nine months ended September 30, 2009.

Consumer

        Consumer revenue was $135.9 million for the nine months ended September 30, 2010, an increase of $1.7 million, or 1%, from the nine months ended September 30, 2009. The increase in consumer revenue was attributable to a 10% increase in the average selling price of each unit, which resulted in a $13.1 million increase in revenue, partially offset by a 6% decrease in unit sales, which resulted in a $7.8 million decrease in revenue compared to the prior period. Additionally, we deferred $3.6 million in revenue related to V4 TOTALe online services as described below.

        Product revenue represented 97% of total consumer revenue for the nine months ended September 30, 2010, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solutions in the U.S. consumer market during the third quarter of 2010 with the launch of Rosetta Stone Version 4 TOTALe. As a result, the accounting for these transactions will be to defer a portion of the value of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with ASC 985-605.

Institutional

        Institutional revenue was $48.7 million for the nine months ended September 30, 2010, an increase of $8.9 million, or 23%, compared to the nine months ended September 30, 2009. The increase in institutional revenue was primarily due to growth of our average selling price attributed to the release of our Version 3 products in the institutional market combined with the expansion of our direct sales force. As a result, we experienced growth in the education, corporate and government sectors.

        Product revenue represented 46% of total institutional revenue for the nine months ended September 30, 2010, and subscription and service revenue represented 54% for the same period.

Cost of Revenue and Gross Profit

	Nine months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Revenue
Product	$154,025	$149,663	$4,362	2.9%
Subscription and service	30,563	24,297	6,266	25.8%

Total revenue	184,588	173,960	10,628	6.1%
Cost of revenue
Cost of product revenue	23,041	20,934	2,107	10.1%
Cost of subscription and service revenue	3,631	2,204	1,427	64.7%

Total cost of revenue	26,672	23,138	3,534	15.3%

Gross profit	$157,916	$150,822	$7,094	4.7%

Gross margin percentages	85.6%	86.7%	(1.1)%

        Cost of revenue for the nine months ended September 30, 2010 was $26.7 million, an increase of 3.5 million, or 15%, from the nine months ended September 30, 2009. As a percentage of total revenue, cost of revenue increased to 14% for the nine months ended September 30, 2010 compared to 13% for the nine months ended September 30, 2009. Cost of product revenue increased by $2.1 million or 10.1% primarily attributable to the increase in expense for inventory scrap of $1.7 million associated with the obsolescence of inventory of Rosetta Stone Version 3 and the launch of Rosetta Stone Version 4 TOTALe. Cost of subscription and service revenue increased by $1.4 million, or 65%, as we released Rosetta Stone Version 3 TOTALe, our web-based service offering that included a component of dedicated language conversation coaching, in the three months ended September 30, 2009. We expect our cost of revenue will increase as a percent of revenue as we began bundling time-based subscription licenses of our web-based services with perpetual licenses of our Rosetta Stone language learning solution in the U.S. consumer market with the launch of Rosetta Stone Version 4 TOTALe during the third quarter of 2010, which includes services that have higher direct costs to deliver to customers than our previous software solutions.

Operating Expenses

	Nine months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Sales and marketing	$91,896	$83,023	$8,873	10.7%
Research and development	17,600	21,069	(3,469)	(16.5)%
General and administrative	38,690	44,990	(6,300)	(14.0)%
Lease Abandonment	(583)	(23)	(560)	2434.8%

Total operating expenses	$147,603	$149,059	$(1,456)	(1.0)%

Sales and Marketing Expenses

        Sales and marketing expenses for the nine months ended September 30, 2010 were $91.9 million, an increase of $8.9 million or 11%, from the nine months ended September 30, 2009. As a percentage of total revenue, sales and marketing expenses increased to 50% for the nine months ended September 30, 2010, compared to 48% for the nine months ended September 30, 2009. The dollar increase in sales and marketing expenses was primarily attributable to the continued expansion of our direct marketing activities. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities increased by $4.7 million. We expanded the number of our kiosks worldwide from 224 at September 30, 2009 to 257 at September 30, 2010, which resulted in $3.1 million of additional kiosk operating expenses, including sales compensation related expenses. Additionally, advertising and marketing expenses grew by $1.4 million. These increases were partially offset by a reduction in stock compensation charge related to common stock awarded to key employees, resulting in a $0.4 million decrease in sales and marketing expense in the 2010 period compared to the 2009 period.

Research and Development Expenses

        Research and development expenses for the nine months ended September 30, 2010 were $17.6 million, a decrease of $3.5 million, or 17%, from the nine months ended September 30, 2009. As a percentage of total revenue, research and development expenses decreased to 10% for the nine months ended September 30, 2010, compared to 12% for the nine months ended September 30, 2009. The dollar and percentage decreases were primarily attributable to the absence in 2010 of a stock compensation charge related to common stock awards to key employees during the nine months ended September 30, 2009 of $5.0 million. This decrease was partially offset by an increase of $1.0 million due to the addition of new product development personnel and consulting expenses associated with the development of new products and services that are complementary to our existing solutions and a $0.3 million increase in travel and training associated with this development.

General and Administrative Expenses

        General and administrative expenses for the nine months ended September 30, 2010 were $38.7 million, a decrease of $6.3 million, or 14%, from the nine months ended September 30, 2009. As a percentage of revenue, general and administrative expenses decreased to 21% for the nine months ended September 30, 2010 compared to 26% for the nine months ended September 30, 2009. The dollar and percentage decrease were primarily attributable to a stock compensation charge related to common stock award to key employees during the nine months ended September 30, 2009 of $13.4 million and a decrease of bad debt expense of $0.5 million, the result of more successful collection efforts in 2010. This decrease was partially offset by a $6.0 million increase in legal fees primarily attributable to our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions. In addition, general and administrative expenses increased due to greater personnel-related costs as we expanded our finance, legal, human resources, information technology and other administrative functions to support the overall growth in our business.

Lease Abandonment Expenses

        As a result of accelerated growth in our Arlington, Virginia headquarters, the Company exceeded maximum capacity in our leased office space in the three months ended September 30, 2010. At that time, there was no additional space available for lease in the 1919 N. Lynn St. location and additional space was needed to support continued growth. Our previously abandoned office space at 1101 Wilson Blvd was unoccupied, and as a result of its close proximity to the 1919 N. Lynn St. location, we made the decision to reoccupy the formerly abandoned space. As of September 30, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd was reversed, resulting in a $0.5 million decrease in expense for the nine months ended September 30, 2010 compared to September 30, 2009.

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

	Nine months ended September 30,
	2010	2009
	(in thousands)
Cost of Sales	$—	$—
Sales and marketing	—	377
Research and development	—	5,033
General and administrative	—	13,393

Total	$—	$18,803

Interest and Other Income (Expense)

	Nine months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Interest Income	$191	$109	$82	75.2%
Interest Expense	(25)	(348)	323	(92.8)%
Other Income (Expense)	(158)	81	(239)	(295.1)%

Total	$8	$(158)	$166	(105.1)%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the nine months ended September 30, 2010 was $0.2 million, an increase of $0.1 million, or 75%, from the nine months ended September 30, 2009.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of September 30, 2010, as well as interest related to our other operating leases. Interest expense for the nine months ended September 30, 2010 was $25,000, a decrease of $0.3 million, or 93%, from the nine months ended September 30, 2009. The decrease was primarily due to the retirement of our previous Madison Capital term loan. We expect interest expense will decrease in future periods as we expect to have no outstanding balance under our term loan in the foreseeable future.

        Other expense for the nine months ended September 30, 2010 was $0.2 million, compared to other income of $0.1 million for the nine months ended September 30, 2009, a decrease of $0.2 million, or 295%, from the nine months ended September 30, 2009. The decrease was primarily the result of foreign exchange losses and a decrease in trademark infringement awards.

Income Tax Expense

	Nine months ended September 30,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands)
Income tax expense	$2,001	$399	$1,602	401.5%

        Income tax expense for the nine months ended September 30, 2010 was $2.0 million compared to $0.4 million for the nine months ended September 30, 2009. The change was the result of an increase of $8.7 million in pre-tax income for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Our effective tax rate decreased to 19% for the nine months ended September 30, 2010 compared to an effective tax rate of 25% for the nine months ended September 30, 2009. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income.

        Neither our U.K. nor our Japan subsidiaries have produced sustainable pretax profits as of September 30, 2010, and each remains in a three-year cumulative loss position. Accordingly, we continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As a result, we did not recognize any income tax expense on income from those operations, which resulted in a reduced effective tax rate. We will monitor actual results and updated projections of these subsidiaries on a quarterly basis. While it cannot be guaranteed, we believe that these subsidiaries will emerge from three-year cumulative loss positions within the next few quarters. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

        We may be required to release a portion of this valuation allowance in the fourth quarter of 2010, although the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of 2010 and our visibility into future period results. Any release of valuation allowance will be recorded as a tax benefit increasing net income. Because we expect our recorded tax rate to increase in subsequent periods following a significant release of the valuation allowance, our net income will be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Other Factors that May Affect Comparability Public Company Expenses

        In April 2009, we completed an initial public offering of shares of our common stock and our shares are listed for trading on the New York Stock Exchange. As a result, we must now comply with laws, regulations and requirements that we did not need to comply with as a private company, including provisions of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of the New York Stock Exchange. Compliance with the requirements of being a public company has and will continue to increase our general and administrative expenses in order to pay our employees, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, as a public company, it is more expensive for us to obtain directors' and officers' liability insurance.

Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel-related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., ("Wells Fargo"), that provides us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one-month LIBOR, or 2.76% as of September 30, 2010. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements. In April 2009, we completed our initial public offering and received net proceeds of $49.0 million after deducting the underwriters discount and initial public offering expenses. We used $9.9 million to repay Wells Fargo the outstanding principal and interest of the revolving credit facility. The full $12.5 million line of credit under the Wells Fargo revolving credit facility remains available to us for borrowing, subject to specified conditions.

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

        In April 2009, the Company completed an initial public offering. After deducting the payment of underwriters' discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were $49.0 million. A portion of the net proceeds from the offering were used to repay a $9.9 million balance on our revolving credit facility and to pay $7.9 million to satisfy the federal, state and local withholding tax obligations associated with the net issuance of common stock to certain of our key employees.

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $16.6 million for the nine months ended September 30, 2010, compared to $16.3 million for the nine months ended September 30, 2009, an increase of $0.3 million. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable. Net income totaled $8.3 million for the nine months ended September 30, 2010 compared to $1.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we incurred depreciation, amortization and stock compensation expense in the amount of $7.7 million, compared to $25.0 million for the nine months ended September 30, 2009. Accounts receivable increased by $9.4 million for the nine months ended September 30, 2010, and accrued income taxes declined as a result of a $9.9 million cash tax payment.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2010, compared to $7.2 million for the nine months ended September 30, 2009, a decrease of $1.5 million, or 21%. Our investing activities during these periods related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth.

  Net Cash Provided By Financing Activities

        Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2010 compared to $31.4 for the nine months ended September 30, 2009. Net cash provided by financing activities during the nine months ended September 30, 2010 primarily related to net proceeds received from stock option exercises. Net cash provided by financing activities during the nine months ended September 30, 2009 primarily related to $49.0 million in net proceeds from our initial public offering, offset by the $9.9 million payment of the balance outstanding under our revolving credit facility with Wells Fargo and the $7.9 million payment of taxes associated with the common stock grant to some of our key employees.

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

  Contractual Obligations

        The following table summarizes our contractual obligations at September 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$12,975	$6,786	$5,154	$1,022	$13

Total	$12,975	$6,786	$5,154	$1,022	$13

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We have appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. We have, and may continue to, incur material legal fees and other costs and expenses in pursuit of our claims against Google.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibits
3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2	(1)	Second Amended and Restated Bylaws of the Company.
4.1	(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.3	(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1	(2)+	Transition Agreement between the Company and Brian D. Helman, dated June 7, 2010
10.2	(3)+	Executive Employment Agreement between the Company and Stephen M. Swad, effective November 9, 2010.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

**
Furnished herewith

+
Identifies management contracts and compensatory plans or arrangements.

(1)
Incorporated by reference to exhibit filed with Registrant's registration statement on Form S-1 (File No. 333-153632), as amended.

(2)
Incorporated by reference to exhibit filed with Registrant's current report on Form 8-K filed on June 8, 2010.

(3)
Incorporated by reference to exhibit filed with Registrant's current report on Form 8-K filed on October 13, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ MATTHEW C. SYSAK Matthew C. Sysak Principal Accounting Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: November 12, 2010