Form 10-K
period 2010-12-31
ROSETTA STONE INC
filed 2011-03-14
CIK 1351285

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $261 million as of June 30, 2010 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

         As of February 16, 2011, there were 20,979,574 shares of common stock outstanding.

         Documents incorporated by reference:    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders to be held on May 26, 2011 are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our business strategies; information regarding our future financial performance; our projected plans and objectives; our development of new products including an English remediation solution; international expansion and our development of a business model to drive growth; the sufficiency of our cash flows from operations and available sources of funds; the impact of inflation on our financial position and results of operations; the effect of state tax law examination on our results of operations and financial position; our technology and product development initiatives; and our intellectual property strategy. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

 PART I

Item 1.    Business

Overview

        We are a leading provider of technology-based language learning solutions. We develop, market and sell language learning solutions consisting of software, online services and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content, and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language learning solutions in 34 languages. Our customers include individuals, educational institutions, armed forces, government agencies and corporations.

        People throughout the world seek to learn foreign languages for a variety of reasons, including to learn about other cultures, to communicate with friends and family, to enhance their career prospects, to travel internationally and to obtain personal enjoyment and enrichment.

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 82% of our revenue in 2010 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Borders, Best Buy, Staples, Costco and Office Depot. According to an August 2008 survey we commissioned from Global Market Insite Inc., or GMI, a market research services firm, which we refer to as the GMI survey, Rosetta Stone is the most recognized language learning brand in the United States. Additionally, of those surveyed who had an opinion of our brand, over 80% associated it with high quality and effective products and services for teaching foreign languages. January and February 2009 internal studies showed aided brand awareness for Rosetta Stone in the United States was approximately 74-79%, based on general population surveys and confirmed that Rosetta Stone is the most recognized language learning brand in the United States.

Our Industry

        Market Size.    According to a December 2007 industry analysis we commissioned from the Nielsen Company, a market research firm, which we refer to as the Nielsen survey, the worldwide language learning industry represented more than $83 billion in consumer spending in 2007, of which more than $32 billion was for self-study. The Nielsen survey also estimated that the language learning industry in the United States, where we generated 92% of our revenue in 2009, represented more than $5 billion in consumer spending in 2007, of which more than $2 billion was for self-study. In a more recent study we conducted in December 2010, we estimated the language learning industry in the U.S. has contracted and represented approximately $4.0 billion in consumer spending in 2010, of which $2.2 billion was for self-study. Our study also indicates that U.S. consumer spending on language learning has declined by 24% since 2007, even as the total number of buyers has expanded by 28%.

        The language learning market is highly fragmented and consists of the following primary models: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio tapes and software that rely primarily on grammar and translation; and free online offerings that provide basic content and opportunities to practice writing and speaking.

        Key Drivers of Demand in Language Learning Market.    We believe that language learning is important and valued by individuals and institutions in the United States and throughout the world. The demand for language learning is driven in part by:

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

The Rosetta Stone Solution

        Our mission is to change the way people learn languages. We believe our solutions provide an effective way to learn languages in a convenient and engaging manner. Our approach, called Dynamic Immersion, eliminates translation and grammar explanation and is designed to leverage the innate, natural language learning ability that children use to learn their native language. We consider traditional translation and grammar methods as obstacles that delay and impede the successful acquisition of language proficiency, and our solutions avoid those elements. Our computer-based self-study courses allow our customers to learn using the immersion method on their own schedule and for a price that is significantly lower than most classroom-based or one-on-one alternatives. Although other audio and software publishers claim to teach with immersion methods, we believe that we are the only self-study solution that teaches strictly without any translation or explicit grammar explanations. Our proprietary solutions have been developed over the past 18 years by professionals with extensive expertise in linguistic, education and instructional technology. We estimate that our content library consists of more than 25,000 individual photographic images and more than 400,000 professionally recorded sound files. We design the sequencing of our content to optimize learning. The result is a rigorous and complete language learning curriculum that is also designed to be flexible, fun and convenient.

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

        Rosetta Stone offers a broad product suite, with courses currently available in 34 languages. Our courses are available in up to five levels of proficiency per language, with each level providing approximately 40 hours of instruction and containing multiple units, lessons and activities.

        In July 2009, we introduced Rosetta Stone TOTALe, an online language learning solution that integrates our online courses with coach-led practice sessions, fun and engaging language games, interaction with native speakers and live support from customer service agents. Rosetta Stone V4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. The content of our packaged software and subscription offerings are the same. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market as part of our Rosetta Stone Version 4 TOTALe launch. We launched Rosetta Stone Version 4 TOTALe in Japan in February 2011 and we intend to launch this solution in our other foreign markets as well.

        We also provide an online peer-to-peer practice environment called SharedTalk, at www.sharedtalk.com, where registered language learners meet for language exchange to practice their foreign language skills. During 2010, we had more than 135,000 active SharedTalk users.

        Our innovative solutions have received numerous awards and recognitions, including a finalist for the 2011 SXSW Interactive Awards in the Education Resource category for Rosetta Stone Version 4 TOTALe, a 2010 Consumer Electronics Show (CES) Innovation Design and Engineering award in the online retail category for Rosetta Stone TOTALe, an honorable mention for the Adobe MAX 2010 Awards for Rosetta Stone TOTALe, a 2010 United States Distance Learning Association (USDLA) silver award in the Best Practices in Distance Learning Programming category for Rosetta Stone Classroom Version 3, a 2010 Best Educational Software Award (BESSIE) in the Best Multi-Level Foreign Language Website category for Rosetta Stone Classroom Version 3, a 2010 Chief Learning Officer Learning in Practice Award (bronze for excellence in e-learning) for Rosetta Stone Enterprise Version 3, the 2010 Top Training and Simulation Companies list for companies that have made a significant impact on the military training industry by Military Training Technology, the 2009 National Parenting Publications Awards (NAPPA) Honors Award for Rosetta Stone Version 3 Personal Edition, four classroom specific awards in 2009 for Classroom Version 3, two enterprise specific awards in 2009, the 2009 BESSIE in the Best Multi-Level Foreign Language Website category for Rosetta Stone Classroom Version 3, iParenting Media Excellent Product of 2009 award in the software category for Rosetta Stone Personal Edition Version 3, the 2009 Children's Technology Review Editor's Choice Award for Rosetta Stone Personal Edition Version 3, the 2009 Parent Tested Parent Approved (PTPA) Media Awards for Rosetta Stone Personal Edition Version 3, and the 2009 Creative Child Media of the Year Award in the educational media category for Rosetta Stone Personal Edition Version 3.

Our Strategy

        Our goal is to strengthen our position as a leading provider of language learning solutions and address the challenges facing our company. Our challenges include a changing U.S. consumer market, an extremely competitive marketplace, a tightened media environment and evolving product delivery platforms. These factors have contributed to a decline in our U.S. consumer bookings from 2009 to 2010. We intend to strengthen our position and address our challenges through the following strategies:

        Reposition U.S. Consumer Business and Increase U.S. Market Share.    We are evaluating changes in our marketing, pricing, packaging and delivery methods to strengthen our brand and improve the relevance of our offering. In addition, we are evaluating developing more targeted language learning solutions for learners with different needs. We are also considering diversifying our product portfolio and marketing to address new segments in the language learning market. In addition, we are exploring ways to provide greater lifetime values to customers, such as the introduction of Version 4 TOTALe, and thus generate greater revenue per customer over time. We also plan to expand select retail relationships and to continue to review kiosk performance, as we close our underperforming kiosk locations. In addition, we will realign our cost structure to focus on our areas of growth.

        Increase Our Focus on the Institutional Market.    We plan to intensify our efforts to engage new large institutional customers for which language learning is critical. We expect to expand our direct sales force along with our institutional marketing activities.

        Increase Our Focus on Sizeable Non-U.S. Markets.    We generated approximately 18% of our revenue in 2010 from sales outside the United States. According to the Nielsen survey, over 90% of the $83 billion spent in 2007 on consumer language learning products and services was spent outside the United States. We therefore believe that there is a significant opportunity for us to expand our business internationally utilizing many of the successful marketing and distribution strategies we have used in the United States. We have established subsidiaries in the United Kingdom, Japan and Germany as well as a branch office in South Korea to develop our international business. In addition, we are exploring opportunities to expand our presence in Asia, Europe and Latin America. Because our solutions do not rely upon translation from the target language into the learner's native language, they require only modest localization to be used by learners from other native language backgrounds, and thus we believe that we can efficiently scale our business internationally. In February 2011, we launched Version 4 TOTALe in Japan and we intend to launch this offering in our other foreign markets.

        Extend Our Technological and Product Leadership.    We intend to apply new technologies to maintain our product leadership. We currently are working on a variety of product development initiatives. For example, Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged software with opportunities to practice with dedicated conversational coaches and other language learners to increase language socialization as well as online language learning games. In addition, we are developing an English remediation solution targeting advanced learners in Asia. This online solution will focus on both the foundational phonetic skills needed to properly hear and produce distinctions that are present in English, but absent in Asian languages and activating learners' strong English grammar and vocabulary knowledge in conversational practice sessions designed to carefully advance learners to converse fluidly and confidently with native speakers. In addition, we intend to explore developing new platforms for delivering our language learning content, such as platforms for iPhones, iPads and similar devices. We intend to also continue to improve the efficacy of our solutions by continuing to develop products with higher frequency of socialization and optimizing the content of our solutions.

        Expand Our Core Product Portfolio.    We plan to expand our product portfolio by adding more advanced course levels for our existing languages. We give learners the option to purchase our solutions at a single level of difficulty, or as a bundle of all available levels. Currently, 7 of our languages are offered in all five levels of proficiency and another 18 of our languages are offered in the first three levels of proficiency. Our other 9 languages are available in only one level of proficiency. We also plan to add new languages and new skill development and remediation courses for advanced language learners. We believe that there is an opportunity to increase our revenue as we introduce additional levels of proficiency to our existing languages. In addition, we believe that there may be opportunities for us to introduce additional language learning solutions containing industry-specific content.

Products and Services

        We offer language learning solutions in three versions for 34 languages under the Rosetta Stone brand. Each language currently has up to five levels, with each consecutive level representing a higher level of proficiency. We sell each level as a standalone unit, although we offer a price incentive to customers to purchase all available levels of a language as a bundle, where that option is available.

        As of December 31, 2010, we offer the following languages

Version 4 (24 Languages)
5 Levels (7 Languages)
English (American)	English (British)	French	German
Italian	Spanish (Latin American)	Spanish (Spain)
3 Levels (17 Languages)
Arabic	Chinese	Dutch	Farsi (Persian)
Greek	Hebrew	Hindi	Irish (Gaelic)
Japanese	Korean	Polish	Portuguese
Russian	Swedish	Tagalog	Turkish
Vietnamese
Version 3 (7 Languages)
3 Levels (1 Language)
Latin
1 Level (6 Languages)
Arabic (Iraqi)	Dari	Indonesian	Pashto
Swahili	Urdu
Version 2 (3 Languages)
1 Level (3 Languages)
Danish	Thai	Welsh

        Rosetta Stone continues to sell previous versions (i.e., Version 3 and Version 2) of our software in addition to the Version 2 and Version 3 list of languages set forth above in some of our overseas markets and to institutional customers.

        In September 2010, we released Rosetta Stone Version 4 TOTALe (Version 4) in 24 languages. Version 4 TOTALe integrates our CD solution with coach-led practice sessions, fun and engaging language games, interaction with native speakers and live support from customer service agents. TOTALe is also available in an online only subscription based service.

        In November 2010, we released Rosetta Stone Discover, a stand-alone mobile application for Apple iPhone and iPod Touch, in French.

        As of December 31, 2010, the following components are included with each software version:

Version	Rosetta Course	Rosetta Studio	Rosetta World	Audio Companion	TOTALe Mobile Companion
V4 TOTALe	X	X	X	X	X
V3	X			X
V2	X
  •
  Rosetta Course is the self-study interactive language learning curriculum that is the core component of the Rosetta Stone offering. The course consists of sequences of listening, speaking, reading and writing interactions designed to teach, reinforce and test learners through our software program.

  •
  Rosetta Studio is a series of coach-led practice sessions that align with the curriculum in Rosetta Course. Studio sessions provide learners with the opportunity to practice what they have learned in Rosetta Course, improving confidence.

  •
  Rosetta World is an interactive community of language learners. Rosetta World gives learners the opportunity to play games with other learners in a structured manner that reinforces what they have learned in Rosetta Course and Rosetta Studio.

  •
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

  •
  TOTALe Mobile Companion is an additional practice tool that is available on Apple iPhone and iPod Touch. TOTALe Mobile Companion includes a series of practice lessons which use images, audio and our speech recognition technology to help users refine their speaking skills while they are away from their computer.

        We have four different editions of our product: personal, enterprise, classroom and homeschool.

Version	Personal Edition	Home School Edition	Enterprise Edition	Classroom Edition
V4	X		X
V3	X	X	X	X
V2	X	X

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

        Our solutions are available both pre-packaged and by subscription online through our language learning portal. For the year ended December 31, 2010, approximately 83% of our revenue was from CD-ROM sales to both consumers and institutions, while approximately 17% was from online subscriptions.

        We also provide an online peer-to-peer practice environment called SharedTalk, at www.sharedtalk.com, where registered language learners meet for language exchange and to practice their foreign language skills. During 2010, we had more than 135,000 active SharedTalk users.

        In addition, we have developed Rosetta Stone products for the exclusive use of Native American communities to help to save their endangered languages, including Mohawk, Chitimacha, Inuktitut and Iñupiaq. In 2010, we continued our work with Native American communities by adding a product for Navajo.

Technology

        We develop most of our own technology, including our proprietary unified language learning software platform. Our newest application, Version 4, currently supports up to five levels of proficiency and is available in 24 languages. Version 3 currently supports up to five levels of proficiency and is available in 31 languages. Version 2, our legacy application, is available for our other 3 languages. We intend to offer additional languages. The technology underlying Version 2, Version 3 and Version 4 is designed to handle the complexities of a wide variety of languages, including languages written from right-to-left such as Arabic and Hebrew and languages with characters such as Chinese and Japanese.

        Our Version 3 and Version 4 platform is flexible and capable of meeting a wide range of market requirements, including:

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

        We have developed a speech recognition technology focused on the unique challenges of language learners, stressing non-native speech understanding and pronunciation feedback. This technology, which is included in Version 3 and Version 4, is available for all of our languages on those versions and runs on all widely available operating systems and on local and online applications. Our speech recognition models include languages traditionally not supported by general-purpose speech recognition software, such as Irish.

        We have developed proprietary algorithms we call Adaptive Recall, which are designed to enhance the learner's experience by reintroducing content at longer and longer intervals in order to improve long-term retention. Adaptive Recall, available in Version 3 and Version 4, is designed to be efficient with a learner's time, bringing material back in the program less and less frequently as the learner remembers over extended periods of time.

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

Content and Curriculum

        The foundation of Dynamic Immersion is our proprietary content, consisting of a total of more than 25,000 individual photographic images and more than 400,000 professionally recorded sound files. Each Version 3 and Version 4 language contains approximately 10,000 individual photographic images and 15,000 professionally recorded sound files. We believe these photographic images and recorded sound files are a competitive strength, as we have created many of the pictures and all of the sound files ourselves. We believe that our images and their juxtaposition convey a universal meaning, which makes it possible for us to broadly deploy the same images across multiple languages. In addition, we have developed a sophisticated method for sequencing the images, which is designed to build a rich curriculum that incrementally teaches the user the most important and relevant language skills necessary to achieve fluency. We believe that our sequence of images is as effective for someone learning Arabic or Mandarin Chinese as it is for someone learning Spanish or English. To supplement our core content, we incorporate specific nuances for each language, such as dual forms for parts of speech in Arabic. Our ability to tailor our content also enables us to develop customized versions of our language learning solutions to address the specific needs of various industries. For example, we created a customized version of our Arabic learning solution for the U.S. Army, which includes military-specific content, such as vocabulary, images and curriculum sequencing. In the future, we may develop customized versions for other industries, such as healthcare, business, real estate and retail.

        In addition to visual learning experiences, our Version 3 and Version 4 solutions incorporate an integrated speech program utilizing our voice recognition application, which works in languages that are traditionally not supported by general-purpose speech recognition software. As an integral component of the program, this voice recognition feature works with our learners to promote the appropriate pronunciation of the words and concepts included in the lesson.

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

Channel	Customer Type	Representative Customers
Consumer	Individual	Based on our internal studies, 57% annually earn more than $75,000 and 40% earn more than $100,000
	Retailers	Amazon.com, Apple, Barnes & Noble, Borders, Best Buy, Staples, Costco and Office Depot
Institutional	Educational Institutions	Primary and Secondary Schools: New York City Department of Education (NY), DeKalb County Schools (GA), Clark County School District (NV), School District of Hillsborough County (FL), District School Board of Collier County (FL), Palatine Community Consolidated School District (IL), Region 7 Education Service Center (TX), Sarasota County School District (FL)
Universities: University of Wisconsin, Virginia Commonwealth University, Community College of the District of Columbia
	Government, Armed Forces and Not-for-Profit Organizations	U.S. Department of Homeland Security, U.S. Immigration and Customs Enforcement, Foreign Service Institute, the Federal Bureau of Investigation, U.S. Air Force, U.S. Army, U.S. Marines, the Australian Department of Defence, Foreign and Commonwealth Office (UK), Servicio Nacional de Aprendizaje (Columbia), Fulbright Commission, Council for Adult and Experiential Learning, Pacific Training Institute Clinic, Seattle Goodwill
	Corporations	Best Buy Co., Inc., General Motors Corp., Andarko Petroleum Corp., Alfa Corporativo, S.A. de C.V., Neoris de Mexico S.A. de C.V., Pitney Bowes Inc., Molex Inc., Marriott International, Inc.

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

  •
  premium brand building; and

  •
  improved convenience for consumers.

  Consumer

        Consumer sales accounted for approximately 79% of our revenue for the year ended December 31, 2010. Our consumer distribution model comprises a mix of our call centers, websites, network of kiosks and select retail resellers, such as Amazon.com, Apple, Barnes & Noble, Borders, Best Buy, Staples, Costco and Office Depot. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our kiosks or retailers, and those who have seen our solutions demonstrated at our kiosks may purchase solutions through our retailers, websites or call centers.

        Direct to Consumer.    Our direct-to-consumer channel, which we define as sales generated through either our websites or call centers, accounted for approximately 58% of our consumer revenue for the year ended December 31, 2010. We utilize several forms of advertising to drive our direct-to-consumer sales, including print, online, television and radio. Our marketing to this channel also supports the kiosk and retail channels.

        Rosetta Stone Kiosks.    As of December 31, 2010, we operated 259 retail kiosks, including 4 full service retail outlets, in airports, malls and other strategic high-traffic locations in 36 states and the District of Columbia. As of December 31, 2010, we operated 14 kiosks in the United Kingdom, 15 in Japan and 56 in South Korea and one in Germany. Some of our international kiosks are inside the stores of other retailers. These company-operated kiosks accounted for approximately 17% of our consumer revenue for the year ended December 31, 2010.

        Most of our kiosk site licenses range between three to six months with renewal options. Our policy is to close under-performing kiosks expeditiously.

        Retailers.    Sales to retailers accounted for approximately 23% of our consumer revenue for the year ended December 31, 2010. Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own kiosks and websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Apple, Barnes & Noble, Borders, Best Buy, Staples, Costco and Office Depot. Sales in the retail channel are highly correlated with our media expenditures in the direct-to-consumer channel. In February 2011, Borders filed for Chapter 11 bankruptcy reorganization and announced plans to close approximately 200 stores.

        Home Schools.    We promote interest in this market through advertising in publications focused on home schooling, attending local trade shows and seminars and direct mailings. For the year ended December 31, 2010, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation. Home school sales accounted for approximately 2% of our consumer revenue for the year ended December 31, 2010.

  Institutional

        Institutional sales accounted for approximately 21% of our revenue for the year ended December 31, 2010. Our institutional distribution model is focused on targeted sales activity primarily through a direct sales force in four markets: schools, colleges and universities; the U.S. armed forces and federal government agencies; corporations; and not-for-profit organizations. Regional sales managers are responsible for sales of our solutions in their territories and supervise account managers who are responsible for maintaining our customer base.

        Educational Institutions.    These customers include primary and secondary schools and represented approximately 51% of our institutional revenue for the year ended December 31, 2010. In our experience, colleges, universities and schools frequently rely on references from peer institutions and an official request-for-proposal, or RFP, process when selecting a vendor. We generate sales leads from sources such as visiting potential customer sites to provide briefings on our solutions and the industry, interacting with attendees at trade shows and conferences, responding to inbound calls based on recommendations from existing customers and monitoring and responding to RFPs.

        Federal Government Agencies and Armed Forces, Not-for-Profit.    These customers include governmental agencies and armed forces and organizations developing workforces to serve non-native speaking populations, offering literacy programs and preparing members for overseas missions and accounted for approximately 28% of our institutional revenue for the year ended December 31, 2010. Many customers in this market license our products through online subscriptions. We have recently been adding sales representatives to this group to allow greater focus by senior sales executives on expanding some of our key relationships.

        Corporations.    We promote interest in this market with onsite visits, trade show and seminar attendance, speaking engagements and direct mailings. Many of our customers in the market prefer online subscription delivery. Corporations represented 21% of our institutional revenue for the year ended December 31, 2010.

  International

        International sales accounted for approximately 18% of our revenue for the year ended December 31, 2010. In the near term, our international activity is primarily focused on successfully growing our business in the United Kingdom, Germany, South Korea and Japan, where we are utilizing many of the same direct-to-consumer and channel strategies that we developed in the domestic market. We opened our United Kingdom office in 2005, our Japan office in 2007, our Korea office in 2009, and our Germany office in 2010. Over time, we believe that we will be able to develop a similar business model in other markets in Europe, Asia and Latin America.

Product Development

        Our product portfolio is a result of significant investment in product development over 18 years. Our product development focuses on both software and content development. Our development efforts include both creating new solutions and adding new languages to existing solutions. Our development team has specific expertise in speech recognition, interface design, immersion learning and instructional design.

        Our research and development expenses were $23.4 million in the year ended December 31, 2010.

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

        We package and distribute our products primarily from our fulfillment facility in Harrisonburg, Virginia. We also contract with third-party fulfillment vendors in Munich, Germany, and Tokyo, Japan. From Tokyo, we distribute products for consumer orders in Japan. From Munich, we distribute products for consumer orders in Europe. We distribute products for the remainder of our orders from Harrisonburg, Virginia.

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

        We have three U.S. patents and several international and U.S. patents pending. Many of these pending patents relate to our language teaching methods.

        We hold a perpetual, irrevocable and worldwide license from the University of Colorado allowing us to use speech recognition technology for language learning solutions. We entered into the license agreement in December 2006, and paid the University of Colorado an up-front license fee.

        We have registered a variety of trademarks, including Rosetta Stone, Rosetta World, Rosetta Stone Language Learning Success & global design, Audio Companion, Dynamic Immersion, The Fastest Way to Learn a Language. Guaranteed., Adaptive Recall, Contextual Formation, the Rosetta Stone blue stone logo and design, the Rosetta Stone blue stone logo and design/Language Learning Success, Rosettastone.com, Rosetta Stone TOTALe, rWorld, SharedTalk and TOTALe. We have applied to register our Rosetta Studio, Rosetta Course, and Simbio trademarks. All these trademarks are the subject of either registrations or pending applications in the United States, as well as numerous countries worldwide where we do business. We intend to continue to strategically register, both domestically and internationally, trademarks we utilize today and those we develop in the future.

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

Employees

        As of December 31, 2010, we had 1,910 total employees, consisting of 1,084 full-time and 826 part-time employees. Our personnel consisted of 643 employees in sales and marketing, 202 employees in research and development, 260 in general and administrative and 805 kiosk sales employees. None of our employees is represented by a collective bargaining agreement. We believe our employee relations are good.

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

        From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

        Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

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

        We released Rosetta Stone Version 4 TOTALe in the third quarter of 2010. Rosetta Stone Version 4 TOTALe integrates our existing language learning software solutions with web-based services, which will provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. These web-based services have a much higher cost as a percentage of revenue than our software solutions. We offer Rosetta Stone Version 4 TOTALe primarily by bundling the web-based services of TOTALe with our software and audio offerings. At the same time, we expect to provide augmented, free peer-to-peer language practice. The services associated with Rosetta Stone Version 4 TOTALe will decrease our margins. Rosetta Stone Version 4 TOTALe sells at a higher price per unit than our Version 3 software solutions and customers may not choose to engage with conversation coaches or pay higher prices to do so. Rosetta Stone Version 4 TOTALe will also present new management and marketing challenges that differ from the challenges we face in our existing business. In addition, we will be required to defer recognition of a portion of each sale of Version 4 TOTALe in connection with the subscription terms of our on-line socialization services. Initial consumer demand for Rosetta Stone Version 4 TOTALe has not been as high as we projected and overall, our unit sales contracted in 2010 compared to 2009. We cannot assure you that Rosetta Stone Version 4 TOTALe will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended. If Rosetta Stone Version 4 TOTALe is not successful, our business, financial results and reputation may be harmed.

Our introduction of an English remediation solution targeting advanced learners in Asia may not succeed and may harm our business, financial results and reputation.

        We have publicly announced plans to introduce an English remediation solution targeting advanced learners in Asia. This solution will provide learners with foundational phonetic skills needed to properly hear and produce distinctions that are present in English, but absent in Asian languages. This online solution will carry lower price points than our full Rosetta Stone Version 4 TOTALe language learning solution and may cannibalize sales of our Version 4 solution in Asia. We will devote significant capital, personnel and management attention to develop and launch the English remediation offering, including related research and development expenses, and incurring marketing expenses relating to the launch. This new product will present new management and marketing challenges that differ from the challenges we face in our existing business. We cannot assure you that the English remediation solution will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended. If we are not successful in our launch of the English remediation solution, our business, financial results and reputation may be harmed.

Because we generate all of our revenue from language learning solutions, a decline in demand for our language learning solutions or for language learning solutions in general could cause our revenue to decline.

        We generate substantially all of our revenue from our language learning solutions, and we expect that we will continue to depend upon language learning solutions for substantially all of our revenue in the foreseeable future. Because we are dependent on our language learning solutions, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in our language learning software products declines, or if consumer interest in learning foreign languages in general declines, we would likely experience a significant loss of sales. Our December 2010 study, found that the consumer spending on language learning in the U.S. contracted from approximately $5.2 billion in 2007 to approximately $4 billion in 2010. Our study also indicates that U.S. consumer spending on language learning has declined by 24% since 2007, even as the total number of buyers has expanded by 28%. Some of the potential developments that could negatively affect interest in and demand for language learning software products include:

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

        In 2010, unit sales of our products decreased compared to 2009 and initial sales of Version 4 TOTALe have been less than expected. Demand for our language learning software products and related services, and for consumer products and services in general, is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

  •
  identify, anticipate, understand and respond to these trends in a timely manner;

  •
  introduce appealing new products and performance features on a timely basis;

  •
  anticipate and meet consumer demand for additional languages, learning levels and new platforms for delivery;

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

Because a significant portion of our sales are made to or through retailers and distributors, none of which have any obligation to sell our products, the failure or inability of these parties to sell our products effectively could hurt our revenue and profitability.

        We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers are highly concentrated on a small group, including Amazon.com, Apple, Barnes & Noble, Borders, Staples, Best Buy, Costco and Office Depot. Sales to or through our retailer and distributors accounted for approximately 18% of our revenue for the year ended December 31, 2010, which was down approximately 3% from our revenue generated from these channels for the year ended December 31, 2009. On February 16, 2011, Borders filed for Chapter 11 bankruptcy reorganization and we recorded a charge of $0.9 million associated with the potential loss of our accounts receivable from Borders which was recorded during the three-months ended December 31, 2010. In addition, we changed the accounting for revenue and bookings for the three months ended December 31, 2010 for Borders on a cash basis, which reduced both revenue and bookings by approximately $1.7 million and $2 million respectively. Borders also announced plans to close down approximately 200 stores, which will decrease the sales of our products. In addition, the liquidation of inventory at these Borders stores could diminish foot traffic and sales of our products by our other retailers. Additional store closures by Borders could result in more inventory liquidations and negatively impact sales of our products by other retailers.

        We have no control over the amount of products that these retailers purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers will not promote competitors' products over our products or enter into exclusive relationships with competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a potentially significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether. As evidenced by the Borders Chapter 11 bankruptcy reorganization and plan to close approximately 200 stores, book stores are experiencing diminished foot traffic and sales. Reduced customer foot traffic in these stores is likely to reduce their sales of our products. In addition, if one or more these bookstores or other retailers or distributors are unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts. Any bankruptcy, liquidation, insolvency or other failure of any of these retailers or distributors could result in significant financial loss and cause us to lose revenue in future periods.

Product returns and pricing concessions could exceed our estimates, which would diminish our reported revenue.

        We offer consumers who purchase our packaged software and audio practice products directly from us an unconditional full money-back six-month guarantee. We also permit some of our retailers and distributors to return packaged products, subject to limitations. For example, as of December 31, 2010, we recorded reserves for product returns in the first quarter of approximately $2 million, primarily associated with lower than expected sales of Version 4 TOTALe during the holiday season. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels and the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could hurt our reported financial results.

        We are in the process of testing changes to the pricing of our products. If we reduce our prices as a result of successful tests in an effort to increase sales volume and overall market penetration we may provide our retailers and distributors with price protection on existing inventories, which would allow these retailers and distributors a credit against amounts owed with respect to unsold packaged product under certain conditions. These price protection reserves could be material in future periods.

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

        As the market for foreign language solutions continues to develop, a number of other companies with greater resources than ours could attempt to enter the market or increase their presence by acquiring or forming strategic alliances with our competitors or our distributors or by introducing their own competing products. These companies and their products may be superior to any of our current competition. We also expect to see increased competition from imitation products which are lower priced, lower quality products that attempt to capitalize on the popularity of our products by utilizing similar packaging and marketing materials. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively with any of these new entrants to the market.

        We have seen an increase of language learning applications on mobile platforms, such as iPhones and iPads, that are offered at extremely low prices and, while they are currently limited in scope and ability to teach languages, they may present a threat as they develop.

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

        We believe that market awareness of our Rosetta Stone brand in the United States has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Rosetta Stone brand is critical to maintaining our competitive advantage. As we continue to grow in size, expand our products and services and extend our geographic reach, maintaining the quality and consistency of our language learning solutions, and thus the quality of our brand, may be more difficult. In addition, software piracy and trademark infringement may harm our Rosetta Stone brand by undermining our reputation for quality software programs. We must continue to update our marketing communications in order to maintain and enhance our brand awareness and the value of our brand. Failure to do so may result in a decrease in brand value and related sales.

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

        Many of our institutional customers are colleges, universities, primary and secondary schools, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools, or other education providers or for armed forces or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could hurt our overall gross margins.

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

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as tablet computers, personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and this trend is likely to continue. Our traditional products and services were designed for high resolution, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our products and services through such devices difficult. In addition, our products and services may not work or be viewable on these devices because each manufacturer or distributor may establish unique technical standards for such devices. With the exception of the recently released TOTALe Mobile Companion and Rosetta Stone Discover, we have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices, and new devices and new platforms are continually being released. Accordingly, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services that respond to these or other technological developments and changing customer needs cost effectively, we may lose market share and revenue and our business could suffer.

If we fail to manage our growth effectively, we may experience difficulty in filling purchase orders, declines in product and service quality and customer satisfaction, increased costs or disruption in our operations.

        We have experienced rapid growth in our business, which has strained our managerial, operational, financial and other resources.

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

        Our growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy.

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

        Our call center employs a large number of personnel and historically has been subject to a high turnover rate among employees. We may have to terminate employees from time to time as our business changes and labor demands shift among our facilities. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, due to employee turnover or otherwise, could harm our business and profitability. In addition, high employee turnover could increase our exposure to employee-related litigation. Likewise, the third-party call centers we utilize face similar issues.

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

        Our products must interoperate with our customers' computer systems, including student learning management systems of our institutional customers. As a result, we must continually ensure that our products interoperate properly with these systems. Changes in operating systems, the technologies we incorporate into our products or the computer systems our customers use may damage our business. For example, our online Version 2 software subscriptions, which we offer in four languages, does not currently operate properly with the newly released Microsoft Windows® 7 and Mac OS® X operating systems.

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

        As of December 31, 2010, funds affiliated with ABS Capital Partners beneficially owned in the aggregate shares representing approximately 25% of our outstanding voting power. Two managing members of the general partner of ABS Capital Partners currently serve on our board of directors. Additionally, as of December 31, 2010, Norwest Equity Partners VIII, LP, or Norwest, beneficially owned in the aggregate shares representing approximately 16% of our outstanding voting power. One managing member of the general partner of Norwest currently serves on our board of directors. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

As a public company we incur additional cost and face increased demands on our management and key employees.

        We have operated as a public company only since April 15, 2009. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, impose various requirements on public companies. Our management and other personnel devote substantial amounts of time to these requirements. Moreover, these requirements have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that the incremental annual public company costs will be between $1.5 million and $2.0 million in fiscal 2011, which will primarily be reflected in general and administrative costs. However, these estimates may prove to be inaccurate as many of these costs are beyond our control, and the actual incremental costs associated with our public company status could materially exceed our estimates. If our profitability is harmed by these additional costs, it could have a negative effect on the trading price of our common stock.

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

Item 2.    Properties

        Our corporate headquarters are located in Arlington, Virginia, where we sublease approximately 31,281 square feet of space. The term of this sublease runs through December 31, 2013.

        We continue to lease approximately 8,038 square feet of space in Arlington, Virginia, which was the site of our corporate headquarters until late 2008, with lease terms ending August 31, 2013. We intend to occupy this space until the end of the lease term.

        We currently own two facilities with approximately 62,000 and 14,500 square feet of usable space in Harrisonburg, Virginia, that serve as our operations offices. In addition, we lease two facilities with approximately 56,000 and 6,000 square feet in Harrisonburg, Virginia for use as a packing and distribution center for all of our U.S. and some of our international fulfillment, in addition to sales operations.

        We also lease space for our three full service retail outlets in Missouri, New Jersey, and New York and for small offices in Boulder, Colorado, Tokyo, Japan, Seoul, South Korea, Munich, Germany and London, United Kingdom. Our Boulder office serves as a research and development location while our Tokyo, Seoul and London offices serve as our regional sales offices.

        As of December 31, 2010, we also had site licenses for 259 kiosks. Most of our kiosk site licenses have terms of three to six months and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These site licenses generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the site licenses also contain early termination options, which can be exercised by us or the licensor under certain conditions.

Item 3.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We have appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. We have incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

        On or about April 28, 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for unspecified damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed by us as salaried managers in its retail locations in California are due unpaid wages and other relief for the Company's violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. We intend to vigorously defend this matter. However, we cannot predict the timing and the ultimate outcome of this matter. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in defense of these claims.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
Year ended December 31, 2010
Fourth Quarter	$24.50	$19.00
Third Quarter	25.66	16.75
Second Quarter	27.50	21.10
First Quarter	26.37	16.30
Year ended December 31, 2009
Fourth Quarter	$23.72	$16.55
Third Quarter	30.69	20.35
Second Quarter (beginning April 16)	31.67	22.10
First Quarter	—	—

        On March 8, 2011, the last reported sales price of our common stock on the NYSE was $13.82 per share. As of that date, there were approximately 232 holders of record of our common stock.

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

Stockholder Return Performance Presentation

        The following graph compares the change in the cumulative total stockholder return on our common stock during the period from April 16, 2009 (the first day our stock began trading on the NYSE) through December 31, 2010, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on April 16, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*
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

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, 2007, and the period from January 4, 2006 through December 31, 2006, and the consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from Rosetta Stone Inc., or the Successor, audited consolidated financial statements. The selected consolidated statement of operations data for the period from January 1, 2006 through January 4, 2006, represents the operations of Fairfield & Sons, Ltd., or the Predecessor, which was acquired by Rosetta Stone Inc. on January 4, 2006 and have been derived from Predecessor audited consolidated financial statements. This information should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

        The Predecessor incurred transaction-related expenses during the period from January 1, 2006 through January 4, 2006 relating to the acquisition by Rosetta Stone Inc. on January 4, 2006. Included in the expenses were $5.9 million related to restricted common stock, $3.1 million in cash bonuses and $1.2 million in acquisition-related bank fees.

	Successor					Predecessor
	Year Ended December 31				Period from January 4, through December 31,	Period from January 1, through January 4,
	2010	2009	2008	2007	2006	2006
		(in thousands, except per share data)
Statements of Operations Data:
Revenue	$258,868	$252,271	$209,380	$137,321	$91,298	$272
Cost of revenue	38,999	33,427	28,676	20,687	12,541	203

Gross profit	219,869	218,844	180,704	116,634	78,757	69

Operating expenses:
Sales and marketing	130,879	114,899	93,384	65,437	45,854	695
Research and development	23,437	26,239	18,387	12,893	8,117	41
Acquired in-process research and development	—	—	—	—	12,597	—
General and administrative	53,239	57,174	39,577	29,786	16,590	142
Lease abandonment	(583)	—	1,831	—	—	—
Transaction-related expenses	—	—	—	—	—	10,315

Total operating expenses	206,972	198,312	153,179	108,116	83,158	11,193

Income (loss) from operations	12,897	20,532	27,525	8,518	(4,401)	(11,124)
Other income and expense:
Interest income	262	159	454	673	613	—
Interest expense	(66)	(356)	(891)	(1,331)	(1,560)	—
Other (expense) income	(220)	112	239	154	60	3

Interest and other income (expense), net	(24)	(85)	(198)	(504)	(887)	3

Income (loss) before income taxes	12,873	20,447	27,327	8,014	(5,288)	(11,121)
Income tax expense (benefit)	(411)	7,084	13,435	5,435	(1,240)	—

Net income (loss)	13,284	13,363	13,892	2,579	(4,048)	(11,121)
Preferred stock accretion	—	—	—	(80)	(159)	—

Income (loss) attributable to common stockholders	$13,284	$13,363	$13,892	$2,499	$(4,207)	$(11,121)

Income (loss) per share attributable to common stockholders:
Basic	$0.65	$0.89	$7.29	$1.47	$(2.63)	$(37,194)

Diluted	$0.63	$0.67	$0.82	$0.15	$(2.63)	$(37,194)

Common shares and equivalents outstanding:
Basic weighted average shares	20,439	14,990	1,905	1,702	1,598	0.299

Diluted weighted average shares	21,187	19,930	16,924	16,533	1,598	0.299

Other Data:
Stock-based compensation included in:
Cost of sales	$39	$34	$2	$2	$1	$—
Sales and marketing	774	999	153	189	59	—
Research and development	1,181	5,959	482	360	128	—
General and administrative	2,393	15,158	953	776	373	—
Transaction-related expenses	—		—	—	—	5,930

Total stock-based compensation expense	$4,387	$22,150	$1,590	$1,327	$561	$5,930

Intangible amortization included in:
Cost of sales	$—	$—	$13	$1,227	$1,213	$—
Sales and marketing	58	42	3,003	3,596	4,113	—

Total intangible amortization expense	$58	$42	$3,016	$4,823	$5,326	$—

	Sucessor
	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$115,756	$95,188	$30,626	$21,691	$16,917
Total assets	276,474	225,442	138,818	110,376	96,754
Deferred revenue	47,158	26,106	15,744	12,939	8,105
Notes payable and capital lease obligation	—	—	9,910	13,324	15,917
Redeemable convertible preferred stock	—	—	—	5,000	4,920
Total stockholders' equity	$178,316	$156,435	$79,071	$58,125	$53,548

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

  Overview

        We are a leading provider of technology-based language learning solutions. We develop, market and sell language learning solutions consisting of software, online services and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language learning solutions in 34 languages. Our customers include individuals, educational institutions, armed forces, government agencies and corporations.

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 82% of our revenue for the year ended December 31, 2010 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble, Borders, Best Buy, Staples, Costco and Office Depot.

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

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. The content of our packaged software and subscription offerings are the same. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we defer approximately 15%-20% of each of these bundled sales over the term of the subscription license.

        We sell our solutions directly to individuals, educational institutions, armed forces, government agencies and corporations. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we own, as well as through select retailers. The majority of our consumer customers purchase our packaged software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different. We anticipate that revenue growth in 2011 will slow and revenue associated with the U.S. Consumer business may decline.

        For the year ended December 31, 2010, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation. This presentation is also consistent with how we manage the home school channel.

        Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2010 accounted for 29% of our annual revenue in 2010. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.

  Cost of Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. Cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. Cost of revenue will also increase as a percentage of revenue in future periods as a result of our launch of Rosetta Stone Version 4 TOTALe, which includes services that have higher direct costs to deliver to customers than our existing software solutions.

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

        Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea, and in 2010 we established an office in Germany. In each case we established local sales offices and call centers, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to increase in future periods.

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

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in future periods as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, independent director compensation, exchange listing fees and stockholder related fees, higher insurance premiums and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act of 2002. In 2011, we expect there will be increases to certain general and administrative expenses to support our expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

        Stock Compensation Charge.    Included in the respective operating expense lines for 2009 is an aggregate $18.8 million expense, consisting of $18.5 million in stock-based compensation expense and $0.3 million in payroll tax expense, related to common stock grants awarded to key employees equal to a total of 591,491 shares in April 2009. This grant was net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations. The aggregate grant date fair value of the awards was $18.5 million, which we recognized as stock-based compensation expense on the grant date, as the awards were immediately vested. We allocated this $18.8 million aggregate expense among the operating expense line items in accordance with the functions performed by the respective employees who received the grants. No such grant was made in 2010.

  Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is related to our long-term debt, the outstanding balance of which was zero as of December 31, 2010. Interest income represents interest received on our cash and cash equivalents.

  Income Tax Expense (Benefit)

        Income tax expense (benefit) consists of federal, state and foreign income taxes. For the year ended December 31, 2010, our worldwide effective tax rate was approximately (3%), primarily as a result of the release of the valuation allowance on deferred tax assets in the United Kingdom and Japanese subsidiaries. We expect our worldwide rate to be approximately 35%-38% in 2011 and beyond assuming no general increase in federal, state or foreign income tax rates applicable to companies such as ours. We expect our income tax expense to increase in absolute dollars as our income continues to grow.

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

  Revenue Recognition

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. We recognize revenue for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end-user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes and risks of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, we defer revenue until the customer receives the product because we legally retain a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. We offer customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the years ended December 31, 2010 and 2009, installment sales represented 11%, and 8% of revenue, respectively. Packaged software is provided to customers who purchase directly from us with a six-month right of return. We also allow our retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

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

        Revenue for online service subscriptions for dedicated conversational coaching are recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 15 months. Rosetta Stone V4 TOTALe bundles, which include dedicated conversational coaching online services and packaged software, allow customers to begin their online services at any point during a registration window, which typically ranges between six and 12 months from the date of purchase from the Company or an authorized reseller. Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

        In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

        We have been engaged to develop language learning software for certain endangered languages under fixed-fee arrangements. These arrangements also include contractual periods of post-contract support ("PCS") and online hosting services ranging from one to ten years. Revenue for multi-element contracts are recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

  Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, we began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple

Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, we allocate revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE generally exists only when we sell the deliverable separately and is the price that we actually charge for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

        We have identified two deliverables generally contained in arrangements involving the sale of online services bundled with auxiliary items. The first deliverable is the auxiliary items, which are delivered at the time of sale, and the second deliverable is the online services. We allocate revenue between these two deliverables using the relative selling price method. Amounts allocated to the auxiliary items are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services. The auxiliary item cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        We have identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the packaged software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. We allocate revenue between these two deliverables using the relative selling price method. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        We account for multiple element arrangements that consist only of software or software related products, in accordance with industry specific accounting guidance for software and software related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

  Stock-Based Compensation

        We account for stock-based compensation in accordance Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"), which we adopted effective January 1, 2006. Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

        As of December 31, 2010 and 2009, there were approximately $8.3 million and $5.3 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.76 and 2.49 years, respectively.

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2010	2009	2008
Included in cost of revenue:
Cost of product revenue	$39	$34	$2
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	39	34	2

Included in operating expenses:
Sales and marketing	774	999	153
Research and development	1,181	5,959	482
General and administrative	2,393	15,158	953

Total included in operating expenses	4,348	22,116	1,588

Total	$4,387	$22,150	$1,590

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

	Year Ended December 31,
	2010	2009	2008
Expected stock price volatility	58%-66%	61%	57%-62%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.14%-2.59%	1.71%-2.46%	2.08%-3.36%

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

        The following table sets forth a summary of stock option grants since the date of plan inception, through the date of this Annual Report on Form 10-K:

Grant Date	Number of Options Granted	Exercise Price	Common Stock Fair Value Per Share at Grant Date
2006	1,704,950	$3.85-$3.85	$4.57-$5.92
2007	436,254	3.85-11.19	6.35-11.30
2008	402,805	10.36-17.49	10.36-17.49
2009	472,589	16.74-22.30	16.74-22.30
2010	593,017	17.10-25.99	17.10-25.99

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

  Valuation of Long-Lived Assets

        In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), we evaluate the recoverability of our long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we believe that no impairment of our long-lived assets was indicated as of December 31, 2010 and 2009.

  Income Taxes

        For the years ended December 31, 2010, 2009 and 2008, we accounted for income taxes in accordance with Accounting Standards Codification topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        In 2010, we recognized a tax benefit of $2.4 million due to the release of the valuation allowance on deferred tax assets which we believe are more likely than not to be realized. Our effective income tax rate has benefited from the availability of previously unrealized deferred tax assets which we have utilized to reduce tax expense for United Kingdom and Japanese income tax purposes. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating income and continuing projected income represent sufficient positive evidence that we have used to conclude that it is more likely than not that our deferred tax assets will be realized and accordingly, a release of our valuation allowance was recorded in the fourth quarter of 2010.

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

Results of Operations

        The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$258,868	$252,271	$209,380
Cost of revenue	38,999	33,427	28,676

Gross profit	219,869	218,844	180,704

Operating expenses:
Sales and marketing	130,879	114,899	93,384
Research and development	23,437	26,239	18,387
General and administrative	53,239	57,182	39,577
Lease abandonment	(583)	(8)	1,831

Total operating expenses	206,972	198,312	153,179

Income from operations	12,897	20,532	27,525
Other income and expense:
Interest income	262	159	454
Interest expense	(66)	(356)	(891)
Other (expense) income	(220)	112	239

Interest and other income (expense), net	(24)	(85)	(198)

Income before income taxes	12,873	20,447	27,327
Income tax expense (benefit)	(411)	7,084	13,435

Net income	13,284	13,363	13,892
Preferred stock accretion	—	—	—

Income attributable to common stockholders	$13,284	$13,363	$13,892

Income per share attributable to common stockholders:
Basic	$0.65	$0.89	$7.29

Diluted	$0.63	$0.67	$0.82

Common shares and equivalents outstanding:
Basic weighted average shares	20,439	14,990	1,905

Diluted weighted average shares	21,187	19,930	16,924

Stock-based compensation included in:
Cost of sales	$39	$34	$2
Sales and marketing	774	999	153
Research and development	1,181	5,959	482
General and administrative	2,393	15,158	953

	$4,387	$22,150	$1,590

Intangible amortization included in:
Cost of sales	$—	$—	$13
Sales and marketing	58	42	3,003

	$58	$42	$3,016

Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

	Year Ended December 31,
	2010		2009		Change	% Change
	(dollars in thousands)
Product revenue	$215,590	83.3%	$218,549	86.6%	$(2,959)	(1.4)%
Subscription and service revenue	43,278	16.7%	33,722	13.4%	9,556	28.3%

Total revenue	258,868	100.0%	$252,271	100.0%	$6,597	2.6%

Revenue by sales channel:
Direct-to-consumer	$118,164	45.6%	$115,791	45.9%	$2,373	2.0%
Kiosk	35,000	13.5%	40,565	16.1%	(5,565)	(13.7)%
Retail	46,054	17.8%	45,894	18.2%	160	0.3%
Home school	5,045	1.9%	6,817	2.7%	(1,772)	(26.0)%

Total consumer	204,263	78.9%	209,067	82.9%	(4,804)	(2.3)%
Institutional	54,605	21.1%	43,204	17.1%	11,401	26.4%

Total revenue	$258,868	100.0%	$252,271	100.0%	$6,597	2.6%

  Revenue

        Total revenue for the year ended December 31, 2010 was $258.9 million, an increase of $6.6 million, or 3%, from the year ended December 31, 2009.

  Consumer

        Consumer revenue was $204.3 million for the year ended December 31, 2010, a decrease of $4.8 million, or 2%, from the year ended December 31, 2009. The number of units sold decreased 7% during the year ended December 31, 2010 compared to the prior year period, offset by a 12% increase in average selling price per unit. The decrease in consumer revenue was primarily driven by continued weakness in the U.S. kiosk and U.S. direct-to-consumer sales verticals, offset by growth in our international consumer verticals. Additionally, we deferred $12.8 million in revenue in the U.S. consumer market related to our Version 4 TOTALe online services as described below.

        Product revenue represented 97% of total consumer revenue for the year ended December 31, 2010, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market during the third quarter of 2010 with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 15% - 20% of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

  Direct-to-Consumer

        Direct-to-consumer revenue was $118.2 million for the year ended December 31, 2010 an increase of $2.4, million or 2%, from the year ended December 31, 2009. The increase in direct-to-consumer revenue was primarily driven by growth in our international direct-to-consumer markets, offset by continued decline in our U.S. direct-to-consumer business. The decline in our U.S. direct-to-consumer business was driven by lower web and call center traffic. Additionally, the price of media increased causing a decline in returns on invested media. The downward trends in the U.S. could continue into 2011. We are considering significant changes in our marketing, pricing, product and packaging to change the negative trends in the U.S. market. It is not clear whether these changes will improve the downward revenue and profit trends.

  Kiosk

        Kiosk revenue was $35.0 million for the year ended December 31, 2010, a decrease of $5.6 million, or 14%, from the year ended December 31, 2009. Despite the increase in the number of worldwide kiosks from 242 to 259 during the year ended December 31, 2010, annual net revenue per kiosk declined due to lower foot traffic. We plan to continually review kiosk performance in 2011 and we may close our underperforming kiosk locations.

  Retail

        Retail revenue was $46.1 million for the year ended December 31, 2010, an increase of $0.2 million or 0.3% from the year ended December 31, 2009. The increase in retail revenue was primarily driven by holiday season stock in orders received from our larger retail partners during the fourth quarter of 2010, as well as the expansion of our retail footprint with the addition of new retail relationships in 2010. During the fourth quarter of 2010, we reduced revenue by $1.7 million as a result of changing our revenue recognition to cash basis for Borders, as a result of its Chapter 11 bankruptcy reorganization.

        We work with retail partners to monitor quantity on hand and sell through of our product within the retail channel. As a result of lower than anticipated sell through in our retail channel during the fourth quarter of 2010, we believe inventory levels at our two largest retail partners are higher than historical levels. As such, we expect shipments of our products and related revenue to those retailers to be down substantially during the first quarter of 2011.

        We are in the process of testing changes to the pricing of our products. If we reduce our prices as a result of successful tests in an effort to increase sales volume and overall market penetration we may provide our retailers and distributors with price protection on existing inventories, which would allow these retailers and distributors a credit against amounts owed with respect to unsold packaged product under certain conditions. These price protection reserves could be material in future periods.

  Home School

        For the year ended December 31, 2010, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

        Home school revenue was $5.0 million for the year ended December 31, 2010, a decrease of $1.8 million or 26% from the year ended December 31, 2009. In 2009, we began offering home school edition products through other sales channels, including direct-to-consumer call centers and our retail channels. As the availability of home school products in other sales channels increased during 2010, consumers began utilizing these new channels to make purchases. For the year ended December 31, 2010, home school product sales through direct-to-consumer and retail increased by $0.4 million and $2.1 million, respectively, from the year ended December 31, 2009. As sales through these new channels increased during 2010, sales from our traditional home school channels, including home school resellers and the home school website, decreased $1.8 million. In the aggregate, revenue from sales of our home school edition products increased $0.8 million during the twelve months ended December 31, 2010, compared to 2009.

  Institutional

        Institutional revenue was $54.6 million for the year ended December 31, 2010, an increase of $11.4 million, or 26%, compared to the year ended December 31, 2009. The increase in institutional revenue was primarily due to the expansion of our direct sales force. As a result, we had a $4.3 million increase in education revenue, a $1.3 million increase in government revenue and a $5.8 million increase in corporate and non-profit revenue in 2010 compared to the prior year period.

        Product revenue represented 33% of total institutional revenue for the year ended December 31, 2010, and subscription and service revenue represented 67% for the same period.

  Cost of Revenue and Gross Profit

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in thousands)
Revenue:
Product	$215,590	$218,549	$(2,959)	(1.4)%
Subscription and service	43,278	33,722	$9,556	28.3%

Total revenue	$258,868	$252,271	$6,597	2.6%

Cost of revenue:
Cost of product revenue	$32,549	$30,264	$2,285	7.6%
Cost of subscription and service revenue	6,450	3,163	$3,287	103.9%

Total cost of revenue	38,999	33,427	5,572	16.7%

Gross profit	$219,869	$218,844	$1,025

Gross margin percentages	84.9%	86.7%	(1.8)%

        Cost of revenue for the year ended December 31, 2010 was $39.0 million, an increase of $5.6 million, or 17%, from the year ended December 31, 2009. As a percentage of total revenue, cost of revenue increased to 15% for the year ended December 31, 2010 compared to 13% for the year ended December 31, 2009. Cost of product revenue for the year ended December 31, 2010 was $32.5 million, an increase of $2.3 million, or 8%, from the year ended December 31, 2009. The increase in cost was primarily attributable to the $2.2 million increase in expense for inventory scrap of our V3 product associated with the launch of Rosetta Stone Version 4 TOTALe in the U.S. market. We are exploring the possibility of changing our packaging in 2011, which could result in an increase in the cost of our product revenue and additional charges as we replace the packaging within our sales channels.

        Cost of subscription and service revenue for the year ended December 31, 2010 was $6.5 million, an increase of $3.3 million, or 104% from the year ended December 31, 2009. The increase in cost was primarily attributable to our web-based service offering in our Version 4 TOTALe product that includes a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe solution in our international markets.

  Operating Expenses

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in thousands)
Sales and marketing	$130,879	$114,899	$15,980	13.9%
Research and development	23,437	26,239	(2,802)	(10.7)%
General and administrative	53,239	57,182	(3,943)	(6.9)%
Lease abandonment	(583)	(8)	(575)	7187.5%

Total operating expenses	$206,972	$198,312	$8,660	4.4%

  Sales and Marketing Expenses

        Sales and marketing expenses for the year ended December 31, 2010 were $130.9 million, an increase of $16.0 million, or 14%, from the year ended December 31, 2009. As a percentage of total revenue, sales and marketing expenses were 51% for the year ended December 31, 2010, compared to 46% for the year ended December 31, 2009. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets. Personnel costs related to growth in our institutional sales channel and marketing and sales support activities increased by $6.2 million over the prior year period. Advertising and marketing expenses grew by $5.9 million and were primarily related to television and radio media and retail visual displays associated with our launch of Rosetta Stone Version 4 TOTALe. Travel and training expense increased by $1.1 million over the prior year period as a result of increased travel in our institutional sales channel and global initiatives. We also expanded the number of our kiosks from 242 as of December 31, 2009 to 259 as of December 31, 2010, which resulted in $3.3 million of additional kiosk operating expenses, including rent and sales compensation related expenses. These increases were partially offset by a reduction in stock compensation charge related to common stock awarded to key employees in 2009, resulting in a $0.4 million decrease in sales and marketing expense in the 2010 period. In the U.S. market we are considering, among other alternatives changing our media strategy to include advertising that promotes language learning and our brand. This change could increase our marketing expenses relative to revenue in future periods.

  Research and Development Expenses

        Research and development expenses were $23.4 million for the year ended December 31 2010, a decrease of $2.8 million, or 11%, from the year ended December 31, 2009. As a percentage of revenue, research and development expenses decreased to 9% for the year ended December 31, 2010 compared to 10% for the year ended December 31, 2009. The dollar and percentage decreases were primarily attributable to the absence in 2010 of a stock compensation charge related to common stock awards to key employees during the twelve months ended December 31, 2009 of $5.0 million. This decrease was partially offset by an increase of $1.3 million due to the addition of new product development personnel and consulting expense associated with the development of new products and services that are complementary to our existing solutions, and a $0.4 million increase in travel and training associated with this development. We expect research and development expenses to increase in 2011 as we develop our English remediation solution for our Asian markets, invest in new digital platforms such as the iPad, roll out our Version 4 TOTALe product in our international markets, and support institutional development initiatives.

  General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2010 were $53.2 million, a decrease of $3.9 million, or 7%, from the year ended December 31, 2009. As a percentage of revenue, general and administrative expenses decreased to 21% for the year ended December 31, 2010 compared to 23% for the year ended December 31, 2009. The dollar and percentage decreases were primarily attributable to a stock compensation charge related to common stock awarded to key employees during the twelve months ended December 31, 2009 in connection with our initial public offering of $13.4 million. This decrease was partially offset by a $5.3 million increase in legal fees primarily attributable to our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions. In addition, personnel related costs increased $1.1 million due to expansion of our finance, legal, human resources, information technology and other administrative functions which enable continued support our overall growth and international expansion. Consulting expense increased $1.0 million primarily the result of increased expenses associated with investment in our IT infrastructure. Liability insurances for directors and officers increased $0.3 million, business taxes increased by $0.2 million and audit fees increased $0.4 million. Bad debt expense increased $0.8 million primarily due to an additional reserve to limit our financial exposure related to the Chapter 11 bankruptcy reorganization of Borders Group, Inc. In 2011, we expect there will be increases to certain general and administrative expenses to support expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

  Stock-Based Compensation Charge

        Included in each of the respective operating expense lines for the year ended December 31, 2009 is a portion of the $18.8 million charge related to the total of 591,491 shares of common stock awarded to 10 of our key employees in April 2009. The following table presents the stock-based compensation charge by operating expense line item:

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in thousands)
Sales and marketing	—	$377	$(377)	(100)%
Research and development	—	5,033	(5,033)	(100)%
General and administrative	—	13,393	(13,393)	(100)%

Total	$—	$18,803	$(18,803)	(100)%

  Lease Abandonment Expenses

        As a result of accelerated growth in our Arlington, Virginia headquarters, the Company exceeded maximum capacity in our leased office space in the third quarter of 2010. At that time, there was no additional space available for lease in the 1919 N. Lynn St. location and additional space was needed to support continued growth. Our previously abandoned office space at 1101 Wilson Blvd was unoccupied, and as a result of its close proximity to the 1919 N. Lynn St. location, we made the decision to reoccupy the formerly abandoned space. As of September 30, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd was reversed resulting in a $0.6 million decrease in expense for the year ended December 31, 2010 compared to December 31, 2009.

  Interest and Other Income (Expense)

	Year Ended December 31,		2010 versus 2009
	2010	2009	Change	% Change
	(dollars in thousands)
Interest Income	$262	$159	$103	64.8%
Interest Expense	(66)	(356)	290	(81.5)%
Other Income (Expense)	(220)	112	(332)	(296.4)%

Total	$(24)	$(85)	$61	(71.8)%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the year ended December 31, 2010 was $0.3 million, an increase of $0.1 million, or 65%, from the year ended December 31, 2009.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of December 31, 2010, as well as interest related to our other capital leases. Interest expense for the year ended December 31, 2010 was $66,000, a decrease of $0.3 million, or 82% from the year ended December 31, 2009. The decrease was primarily due to the retirement of our previous Madison Capital term loan.

        Other expense for the year ended December 31, 2010 was $0.2 million compared to other income of $0.1 million for the year ended December 31, 2009, a decrease of $0.3 million or 296%. The decrease is primarily the result of foreign exchange losses and a decrease in trademark infringement awards.

  Income Tax Expense (Benefit)

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(411)	$7,084	$(7,495)	(105.8)%

        Income tax benefit for the year ended December 31, 2010 was $0.4 million, a decrease of $7.5 million, or 106%, compared to the year ended December 31, 2009. The decrease was the result of a decrease of $7.6 million in pre-tax income for the year ended December 31, 2010 and a lower effective tax rate, compared to the year ended December 31, 2009. Our effective tax rate decreased to (3%) for the year ended December 31, 2010 compared to 35% for the year ended December 31, 2009. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and the release of the valuation allowance on net operating loss carryforwards and other deferred tax assets of our U.K. and Japan subsidiaries. In 2011, we expect our income tax rate to increase to levels comparable to 2009.

Comparison of the Year Ended December 31, 2009 and the Year Ended December 31, 2008

	Year Ended December 31,
	2009		2008		Change	% Change
	(dollars in thousands)
Product revenue	$218,549	86.6%	$184,182	88.0%	$34,367	18.7%
Subscription and service revenue	33,722	13.4%	25,198	12.0%	8,524	33.8%

Total revenue	$252,271	100.0%	$209,380	100.0%	$42,891	20.5%

Revenue by sales channel:
Direct-to-consumer	$115,791	45.9%	$96,702	46.2%	$19,089	19.7%
Kiosk	40,565	16.1%	36,314	17.3%	4,251	11.7%
Retail	45,894	18.2%	34,638	16.5%	11,256	32.5%
Home school	6,817	2.7%	9,170	4.4%	(2,353)	(25.7)%

Total consumer	209,067	82.9%	176,824	84.5%	32,243	18.2%
Institutional	43,204	17.1%	32,556	15.5%	$10,648	32.7%

Total revenue	$252,271	100.0%	$209,380	100.0%	$42,891	20.5%

  Revenue

        Total revenue for the year ended December 31, 2009 was $252.3 million, an increase of $42.9 million, or 21%, from the year ended December 31, 2008.

  Consumer

        Consumer revenue was $209.1 million for the year ended December 31, 2009, an increase of $32.2 million, or 18%, from the year ended December 31, 2008. The increase in consumer revenue was attributable to a 3% increase in unit sales, which resulted in a $26.5 million increase in revenue, combined with a 14% increase in the average selling price of each unit, which accounted for a

$4.6 million increase in revenue. The change in online subscription deferred revenue decreased revenue by $1.2 million and $0.1 million in 2008 and 2009, respectively. Growth in unit sales was driven by the planned expansion of our direct marketing programs, as well as growth in our retail distribution network. Direct advertising expenses increased 25% to $42.4 million during the year ended December 31, 2009, while the number of kiosks increased from 150 to 242 from December 31, 2008 to December 31, 2009. Our 2008 revenue includes a $2.6 million initial stocking order we received from Barnes & Noble in June 2008 to support their expansion of our product line to over 650 of their stores nationally. We did not have any such large initial stocking orders in 2009.

        Product revenue represented 96% of total consumer revenue for the year ended December 31, 2009, with the balance attributable to subscription and service revenue. With the launch of Rosetta Stone Version 4 TOTALe during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market. As a result, we began deferring revenue of approximately 15%—20% of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

  Institutional

        Institutional revenue was $43.2 million for the year ended December 31, 2009, an increase of $10.7 million, or 33%, compared to the year ended December 31, 2008. The increase in institutional revenue was primarily due to the expansion of our direct sales force. As a result, we had a $4.8 million increase in education revenue, a $3.9 million increase in government revenue and a $2.0 million increase in corporate revenue.

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

        Cost of revenue for the year ended December 31, 2009 was $33.4 million, an increase of $4.8 million, or 17%, from the year ended December 31, 2008. As a percentage of total revenue, cost of revenue decreased to 13% for the year ended December 31, 2009 compared to 14% for the year ended December 31, 2008. The dollar increase in cost of revenue was primarily attributable to expansion of our product offering combined with a change in our sales mix, offset in part by a reduction in affiliate commissions and the absence in the 2009 period of intangible amortization related to core technology associated with the acquisition of Fairfield & Sons, Ltd., which was fully amortized in 2008. Cost of subscription and service revenue increased by $1.0 million or 48% as we released Rosetta Stone TOTALe, our new web-based service offering that included a component of dedicated language conversation coaching.

  Operating Expenses

	Year Ended December 31,
	2009	2008	Change	% Change
	(dollars in thousands)
Sales and marketing	$114,899	$93,384	$21,515	23.0%
Research and development	26,239	18,387	7,852	42.7%
General and administrative	57,182	39,577	17,605	44.5%
Lease abandonment	(8)	1,831	(1,839)	(100.4)%

Total operating expenses	$198,312	$153,179	$45,133	29.5%

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

  General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2009 were $57.2 million, an increase of $17.6 million, or 45%, from the year ended December 31, 2008. As a percentage of revenue, general and administrative expenses increased to 23% for the year ended December 31, 2009 compared to 19% for the year ended December 31, 2008. The dollar and percentage increases were primarily attributable to a stock compensation charge related to common stock awarded to key employees in connection with our initial public offering resulting in a $13.4 million increase in general and administrative expense. In addition, general and administrative expenses increased due to greater personnel related costs as we expanded our finance, legal, information technology and other administrative functions to support the overall growth in our business. Personnel-related costs increased $4.2 million with a corresponding increase in communications, training, recruitment, travel and other support costs of $0.6 million and new office space and equipment depreciation costs of $0.9 million. Legal fees also increased $0.4 million related to intellectual property protection matters, and liability insurances for directors and officers increased $0.3 million. This increase was partially offset by decreased professional service expenses of $1.5 million as we replaced contract staff with employees and a decrease in bad debt expense $0.7 million during the year ended December 31, 2009 as a result of improved collection efforts.

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

  Lease Abandonment Expenses

        We incurred a lease abandonment benefit of $(8,000) for the year ended December 31, 2009; however, with respect to the year ended December 31, 2008, we incurred lease abandonment expense associated with the relocation of our headquarters of $1.8 million consisting of accrued exit costs and liabilities under operating lease agreements.

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

        We do not currently record income tax on the results of our U.K., Japan or Germany subsidiaries. Despite enacting certain tax planning strategies during the year ended December 31, 2009, no subsidiary has produced sustainable pretax profits as of December 31, 2009 and each remains in a three-year cumulative loss position. Accordingly we continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets for these jurisdictions. As we continue operations in accordance with the revised transfer pricing agreements, we will monitor actual results and updated projections on a quarterly basis. When and if the subsidiaries realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel-related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR. On January 16, 2009, we borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the term loan we had with Madison Capital. As a result, we have no borrowings owed to Madison Capital under either their term loan or revolving credit facility, and we have terminated these credit agreements.

        On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire.

        We expect that our future growth will continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that anticipated cash flows from operations will provide sufficient liquidity to fund our business and meet our obligations in the foreseeable future.

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $31.7 million for the year ended December 31, 2010 compared to $41.2 million for the year ended December 31, 2009. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation and amortization and stock compensation expense. Net income totaled $13.3 million for the year ended December 31, 2010 compared to $13.4 million for the year ended December 31, 2009. Depreciation, amortization and stock compensation expense for the period totaled $11.0 million. A decrease in stock-based compensation expense was primarily the result of $18.5 million in non cash expense associated with the issuance of common stock to key employees in April 2009. This decrease was offset by a $21.0 million increase in deferred revenue due to increased sales of subscription licenses, and a $6.0 million increase in accounts payable as a result of increased management of our cash flow and the deferral of payments to certain vendors during the fourth quarter of 2010, to better match cash outflows with cash inflows, which contributed to net cash provided by operations. In the future, our cash flow management may not be successful in extending the timing of payments to vendors, which would then cause this cash flow benefit to reverse. If our efforts to reposition the U.S. consumer business are not successful, we would anticipate our cash flow from operations to decline in 2011.

        Net cash provided by operating activities was $41.2 million for the year ended December 31, 2009. Net cash provided by operating activities was primarily generated from net income as adjusted for depreciation and amortization and stock compensation expense. Net income totaled $13.4 million for the year ended December 31, 2009. Depreciation, amortization and stock compensation expense for the period totaled $27.6 million. A decrease in amortization resulting from the full amortization of intangible assets in January 2009 was partially offset by increases in depreciation on tangible assets associated with the expansion of the business. The increase in stock-based compensation expense was primarily the result of $18.5 million in non cash expense associated with the issuance of common stock to key employees in April 2009. Additionally, a $10.3 million increase in deferred revenue resulting from greater sales of subscription licenses contributed to net cash provided by operations.

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

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $14.9 million, $8.6 million, and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our investing activities during these periods primarily related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth and international expansion, and the purchase of short-term investments.

  Net Cash Used In Financing Activities

        Net cash provided by financing activities was $3.4 million for the year ended December 31, 2010 compared to $32.0 million for the year ended December 31, 2009. Net cash provided by financing activities during the year ended December 31, 2010 primarily related to net proceeds received from stock option exercises. Net cash provided by financing activities during the year ended December 31, 2009 primarily related to $49.0 million in net proceeds from our initial public offering, offset by the $9.9 million payment of the balance outstanding under our revolving credit facility with Wells Fargo and the $7.9 million payment of taxes associated with the common stock grant to some of our key employees.

        Net cash used in financing activities was $4.6 million for the year ended December 31, 2008. Net cash used in financing activities during this period was primarily related to principal payments on our long-term debt. Additionally, for the year ended December 31, 2008, net cash used in financing activities also included payments associated with our planned initial public offering.

        We believe our current cash and cash equivalents, short term investments and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through 2011. Thereafter, we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Operating lease obligations	12,392	6,611	5,218	563	—

Total	$12,392	$6,611	$5,218	$563	$—

        The operating lease obligations reflected in the table above include our corporate office leases and site licenses for our kiosks.

        We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during the remainder of 2011.

Recent Accounting Pronouncements

        In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on our consolidated financial statements.

        In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements." ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU No. 2009-13 permits prospective or retrospective adoption. The Company elected prospective adoption during the quarter ended March 31, 2010. Under the historical accounting principles, the Company was required to account for online services bundled with auxiliary items, such as headsets and audio companions, using the residual method or by treating the arrangements as one unit of accounting. ASU No. 2009-13 requires the Company to account for the sale of online services bundled with auxiliary items as two deliverables. The first deliverable is the auxiliary items which are delivered at the time of sale, and the second deliverable is the online services. This results in the recognition of a portion of the revenue from the sales of online services bundled with auxiliary items at time of sale. We adopted ASU No. 2009-13 as of January 1, 2010, and its application did not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is "more than incidental" to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We adopted ASU No. 2009-14 as of January 1, 2010, and its application did not have a material impact on our consolidated financial statements.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's annual report on internal control over financial reporting

        We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2010. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

        Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2010 was effective.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.

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

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Election of Directors," "Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board of Directors," "Corporate Governance—Committees," "Corporate Governance—Audit Committee," "Corporate Governance—Nominating & Corporate Governance Committee" and "Stockholder Proposals for 2011 Annual Meeting and Director Nominations" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2010 (the "2011 Proxy Statement").

Code of Ethics and Business Conduct

        We have adopted a code of ethics and business conduct ("code of conduct") that applies to all of our employees, officers and directors, including without limitation our principal executive officer, principal financial officer and controller or principal accounting officer. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any senior officer or director or material amendment to the code of conduct, if any, are available, without charge, under the "Corporate Governance—Highlights" tab on our website at www.rosettastone.com. We intend to disclose any amendments or waivers of this code on our website.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation & Management Development Committee Report", "Executive Compensation," "Non-Employee Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Board of Directors," "Corporate Governance—Committees" and "Interests of Management and Others in Certain Transactions" in the 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2011 Proxy Statement.

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

ROSETTA STONE INC.
By:	/s/ TOM P.H. ADAMS Tom P. H. Adams Chief Executive Officer

Date: March 14, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 14th day of March, 2011.

Signature	Title

/s/ TOM P. H. ADAMS Tom P. H. Adams	Chief Executive Officer and Director (Principal Executive Officer)
/s/ STEPHEN M. SWAD Stephen M. Swad	Chief Financial Officer (Principal Financial Officer)
/s/ LAURENCE FRANKLIN Laurence Franklin	Chairman of the Board, Director
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ JOHN T. COLEMAN John T. Coleman	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ THEODORE J. LEONSIS Theodore J. Leonsis	Director
/s/ JOHN E. LINDAHL John E. Lindahl	Director
/s/ LAURA L. WITT Laura L. Witt	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

        We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

        We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 11, 2011

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$115,756	$95,188
Restricted cash	85	50
Short term investments	6,410	—
Accounts receivable (net of allowance for doubtful accounts of $1,761 and $1,349, respectively)	48,056	37,400
Inventory, net	9,928	8,984
Prepaid expenses and other current assets	7,763	7,447
Income tax receivable	2,210	—
Deferred income taxes	11,159	6,020

Total current assets	201,367	155,089
Property and equipment, net	21,073	18,374
Goodwill	34,856	34,838
Intangible assets, net	10,948	10,704
Deferred income taxes	6,498	5,565
Other assets	1,732	872

Total assets	$276,474	$225,442

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,631	$1,605
Accrued compensation	10,514	10,463
Other current liabilities	32,625	25,638
Deferred revenue	41,965	24,291
Income tax payable	—	4,184

Total current liabilities	92,735	66,181
Deferred revenue	5,193	1,815
Other long-term liabilities	230	1,011

Total liabilities	98,158	69,007
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000 and 10,000 shares authorized; zero and zero shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 20,975 and 20,440 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	139,022	130,872
Accumulated income	39,069	25,785
Accumulated other comprehensive income (loss)	223	(224)

Total stockholders' equity	178,316	156,435

Total liabilities and stockholders' equity	$276,474	$225,442

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Product	$215,590	$218,549	$184,182
Subscription and service	43,278	33,722	25,198

Total revenue	258,868	252,271	209,380
Cost of revenue:
Cost of product revenue	32,549	30,264	26,539
Cost of subscription and service revenue	6,450	3,163	2,137

Total cost of revenue	38,999	33,427	28,676

Gross profit	219,869	218,844	180,704

Operating expenses
Sales and marketing	130,879	114,899	93,384
Research and development	23,437	26,239	18,387
General and administrative	53,239	57,182	39,577
Lease abandonment	(583)	(8)	1,831

Total operating expenses	206,972	198,312	153,179

Income from operations	12,897	20,532	27,525
Other income and expense:
Interest income	262	159	454
Interest expense	(66)	(356)	(891)
Other income (expense)	(220)	112	239

Total other income (expense)	(24)	(85)	(198)
Income before income taxes	12,873	20,447	27,327
Income tax provision (benefit)	(411)	7,084	13,435

Net income	$13,284	$13,363	$13,892

Net income per share:
Basic	$0.65	$0.89	$7.29

Diluted	$0.63	$0.67	$0.82

Common shares and equivalents outstanding:
Basic weighted average shares	20,439	14,990	1,905

Diluted weighted average shares	21,187	19,930	16,924

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Class A, Series A-1 Convertible Preferred Stock		Class A, Series A-2 Convertible Preferred Stock
					Class B Convertible Preferred Stock		Class A Convertible Common Stock		Class B Convertible Common Stock		Non-Designated Common Stock				Accumulated Other Comprehensive Income (loss)
													Additional Paid-in Capital	Accumulated Income (loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2008	269	26,876	178	17,820	63	6,341	—	—	—	—	1,837	1	8,613	(1,470)	(56)	58,125
Stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—	99	—	365	—	—	365
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,590	—	—	1,590
Tax benefit on stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	246	—	—	246
Expiration of redemption rights of Class B Redeemable Convertible Preferred Stock	—	—	—	—	48	5,000	—	—	—	—	—	—	—	—	—	5,000
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	13,892	—	13,892
Foreign currency translation loss, net of tax of $52	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(147)	(147)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,745

Balance—December 31, 2008	269	$26,876	178	$17,820	111	$11,341	—	$—	—	$—	1,936	$1	$10,814	$12,422	$(203)	$79,071

Stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—	89	—	386	—	—	386
Stock issued to employees	—	—	—	—	—	—	—	—	—	—	591	—	10,647	—	—	10,647
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,616	—	—	3,616
Tax benefit on stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	336	—	—	336
Conversion of preferred stock	(269)	(26,876)	(178)	(17,820)	(111)	(11,341)	—	—	—	—	14,508	1	56,036	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—	—	—	3,125	—	49,037	—	—	49,037
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	13,363	—	13,363
Foreign currency translation loss, net of tax of $(8)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,342

Balance—December 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	20,249	$2	$130,872	$25,785	$(224)	$156,435

Stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—	364	—	2,387	—	—	2,387
Stock issued to employees	—	—	—	—	—	—	—	—	—	—	54	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	4,387	—	—	4,387
Tax benefit on stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	1,376	—	—	1,376
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	13,284	—	13,284
Foreign currency translation gain, net of tax of $110	—	—	—	—	—	—	—	—	—	—	—	—	—	—	447	447

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,731

Balance—December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	20,667	$2	$139,022	$39,069	$223	$178,316

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$13,284	$13,363	$13,892
Adjustments to reconcile net income to cash provided by operating activities, net of business acquisitions
Stock-based compensation expense	4,387	22,150	1,590
Bad debt expense	1,750	911	1,611
Depreciation and amortization	6,615	5,428	7,075
Amortization of deferred financing costs	—	209	104
Gain on embedded derivative	—	—	(4)
Deferred income tax benefit	(6,057)	(2,475)	(2,177)
Loss on disposal of equipment	37	42	17
Net change in:
Restricted cash	(30)	(16)	359
Accounts receivable	(12,260)	(11,779)	(16,494)
Inventory	(935)	(3,916)	(1,092)
Prepaid expenses and other current assets	(236)	(1,006)	(1,041)
Other assets	(761)	(429)	(91)
Accounts payable	5,987	(1,604)	(1,430)
Accrued compensation	(16)	1,905	3,933
Other current liabilities	6,106	5,678	7,393
Income tax payable	(5,028)	3,188	925
Excess tax benefit from stock options exercised	(1,377)	(336)	(246)
Other long-term liabilities	(789)	(463)	963
Deferred revenue	21,029	10,300	3,051

Net cash provided by operating activities	31,706	41,150	18,338

Cash Flows From Investing Activities:
Purchases of property and equipment	(8,256)	(8,455)	(7,019)
Purchases of available-for-sale securities	(6,410)	—	—
Acquisition, net of cash acquired	(225)	(100)	—

Net cash used in investing activities	(14,891)	(8,555)	(7,019)

Cash Flows From Financing Activities:
Proceeds from common stock issuance, net of issuance costs	—	49,037	—
Proceeds from the exercise of stock options	2,387	473	365
Tax benefit of stock options exercised	1,377	336	246
Costs incurred for intended initial public offering	—	—	(1,801)
Payment of payroll taxes on net common stock issuance	—	(7,887)	—
Payment of payroll taxes on stock options exercised	—	(89)	—
Proceeds from long-term debt	—	9,929	—
Principal payments under long-term debt	—	(19,839)	(3,402)
Payments under capital lease obligations and acquisition liabilities	(367)	(3)	(12)

Net cash provided by (used in) financing activities	3,397	31,957	(4,604)

Increase in cash and cash equivalents	20,212	64,552	6,715
Effect of exchange rate changes in cash and cash equivalents	356	10	2,220

Net increase in cash and cash equivalents	20,568	64,562	8,935
Cash and cash equivalents—beginning of year	95,188	30,626	21,691

Cash and cash equivalents—end of year	$115,756	$95,188	$30,626

Supplemental Cash Flow Disclosure:
Cash paid during the periods for:
Interest	$66	$104	$936

Income taxes, net	$9,989	$6,364	$14,642

Noncash financing and investing activities:
Accrued liability for purchase of property , equipment and intangibles	$1,567	$546	$1,076

Equipment acquired under capital lease	$—	$14	$—

Contingent liability for acquisition	$—	$850	$—

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," the "Company" or the "Successor") develops, markets and supports a suite of language learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has seven wholly owned operating subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone Brazil Holding LLC, a Delaware Corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, and Rosetta Stone GmbH, a company incorporated under the laws of Germany.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone V4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. The Company recognizes revenue for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

        Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end-user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes and risks of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. For the year ended December 31, 2010 and 2009, installment sales represented 11%, and 8% of revenue, respectively. Packaged software is provided to customers who purchase directly from us with a six-month right of return. The company also allows its retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

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

        The Company has been engaged to develop language learning software for certain endangered languages under fixed-fee arrangements. These arrangements also include contractual periods of post-contract support ("PCS") and online hosting services ranging from one to ten years. Revenue for multi-element contracts are recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

  Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, the Company began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect its best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

        The Company has identified two deliverables generally contained in arrangements involving the sale of online services bundled with auxiliary items. The first deliverable is the auxiliary items, which are delivered at the time of sale, and the second deliverable is the online services. The Company allocates revenue between these two deliverables using the relative selling price method. Amounts allocated to the auxiliary items are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services. The auxiliary item cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

        The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the packaged software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. The Company allocates revenue between these two deliverables using the relative selling price method. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Short-Term Investments

        Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of obligations of the U.S. government and government agencies.

        Investments are classified as available-for-sale and stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income. The specific identification method is used to compute the realized gains and losses on investments. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consist of amounts due to the Company from its normal business activities. The Company provides an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified.

Inventories

        Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to reserve for obsolete and potential obsolete inventory.

Concentrations of Credit Risk

        Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company is insured by the Federal Deposit Insurance Corporation for up to $250,000 at each bank. The Company's cash and cash equivalents generally exceed the insured limits. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash. The Company sells products to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2010, 2009 or 2008. The Company had four customers that accounted for 46% of accounts receivable at December 31, 2010 and three customers that accounted for 47% of accounts receivable at December 31, 2009.

Fair Value of Financial Instruments

        In 2008 and 2009, the Company adopted the provisions of ASC No. 820, "Fair Value Measurements." The valuation techniques required by ASC No. 820 are based upon observable and

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

        Level 1: Quoted prices for identical instruments in active markets.

        Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

        Level 3: Significant inputs to the valuation model are unobservable.

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.

        See table below for summary of the Company's financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of our acquisition of SGLC in 2009:

		Fair Value as of December 31, 2010 using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$6,410	$6,410	$—	$—

Total	$6,410	$6,410	$—	$—
Liabilities:
Contingent purchase price accrual	$573	$—	$—	$573

Total	$573	$—	$—	$573

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Expenses for repairs and maintenance that do not extend the life of equipment are charged to expense as incurred. Expenses for major renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

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

Goodwill

        In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. As of June 30, 2010 and 2009, the Company reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented.

Valuation of Long-Lived Assets

        In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), the Company evaluates the recoverability of its long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that no impairment of its long-lived assets was indicated as of December 31, 2010 and 2009.

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

Derivative Instruments

        The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities ("ASC 815") as well as related

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

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

Software Developed for Internal Use

        Product development also includes certain software products for internal use. Development costs for internal use software are expensed as incurred until the project reaches the application development stage, in accordance with Accounting Standards Codification topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("ASC 350"). Internal-use software is defined

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to have the following characteristics: (a) the software is internally developed, or modified solely to meet the entity's internal needs, and (b) during the software's development or modification, no substantive plan exists or is being developed to market the software externally. Internally developed software is amortized over a three-year useful life.

        For the years ended December 31, 2010, 2009 and 2008, the Company capitalized zero, zero and $0.2 million in internal-use software, respectively.

        For the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense relating to internal-use software of $0.3 million, $0.5 million and $0.5 million, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with Accounting Standards Codification topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        In 2010, the Company concluded that it is more likely than not that its deferred tax assets will be utilized and thus recognized a tax benefit of $2.4 million due to the release of the valuation allowance. The effective income tax rate has benefited from the availability of previously unrealized deferred tax assets which have been utilized to reduce tax expense for United Kingdom and Japanese income tax purposes. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating income and continuing projected income represent sufficient positive evidence that the Company used to conclude that it is more likely than not that our deferred tax assets will be realized and accordingly, released the valuation allowance in the fourth quarter of 2010.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share

        Net income per share is computed under the provisions of Accounting Standards Codification topic 260, Earnings Per Share. Basic income per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options (using the treasury stock method), restricted stock awards, restricted stock units and conversion of preferred shares (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income	$13,284	$13,363	$13,892

Denominator:
Weighted average number of common shares:
Basic	20,439	14,990	1,905

Diluted	21,187	19,930	16,924

Income per common share:
Basic	$0.65	$0.89	$7.29

Diluted	$0.63	$0.67	$0.82

        The following table sets forth common stock equivalent shares included in the calculation of the Company's diluted net income per share (in thousands):

	Years Ended December 31,
	2010	2009	2008
Equity instruments:
Convertible preferred stock	—	4,134	14,508
Restricted common stock units	11	7	—
Restricted common stock	86	93	—
Stock options	651	706	511

Total common stock equivalent shares	748	4,940	15,019

        Share-based awards to purchase approximately 470,000, 15,000 and 135,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2010, 2009 and 2008, the Company's comprehensive income consisted of net income and foreign currency translation gains (losses).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Gains and losses resulting from foreign currency transactions are included in other income and expense. Foreign currency transaction gains (losses) were $(0.2) million, $(44,000) and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Recently Issued Accounting Standards

        In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on its consolidated financial statements.

        In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements." ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU No. 2009-13 permits prospective or retrospective adoption. The Company elected prospective adoption during the quarter ended March 31, 2010. Under the historical accounting principles, the Company was required to account for online services bundled with auxiliary items, such as headsets and audio companions, using the residual method or by treating the arrangements as one unit of accounting. ASU No. 2009-13 requires the Company to account for the sale of online services bundled with auxiliary items as two deliverables. The first deliverable is the auxiliary items which are delivered at the time of sale, and the second deliverable is the online services. This results in the recognition of a portion of the revenue from the sales of online services bundled with auxiliary items at time of sale. The Company adopted ASU No. 2009-13 as of January 1, 2010, and its application did not have a material impact on its consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is "more than incidental" to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company adopted ASU No. 2009-14 as of January 1, 2010, and its application did not have a material impact on its consolidated financial statements.

3. INVENTORY

        Inventory consisted of the following (in thousands):

	As of December 31,
	2010	2009
Raw materials	$4,423	$4,053
Finished goods	7,892	5,696

	12,315	9,749
Reserve for obsolete inventory	(2,387)	(765)

Inventory, net	$9,928	$8,984

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

        Based on these terms, the minimum additional cash payment is zero if none of the minimum revenue targets are met, and the maximum additional payment is $1.1 million. Management determined that the total contingent consideration for inclusion in the purchase price was the maximum of $1.1 million, the fair value of which is $850,000. Including the cash paid upon the acquisition date of $100,000, the total purchase price was $950,000. In 2010, we made an additional payment of $400,000 in accordance with the terms of the purchase.

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

        A total of $100,000 was allocated to amortizable intangible assets consisting of customer relationships, and a total of $620,257 was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of tangible and amortizable intangible assets acquired. No liabilities were assumed in this acquisition, and proforma requirements were immaterial to the presentation.

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2010	2009
Land	$390	$390
Buildings and improvements	8,110	7,952
Leasehold improvements	1,682	1,453
Computer equipment	12,046	7,617
Software	13,723	11,327
Furniture and equipment	4,158	2,589

	40,109	31,328
Less: accumulated depreciation	(19,036)	(12,954)

Property and equipment, net	$21,073	$18,374

        The Company leases certain computer equipment, software and machinery under capital lease agreements, with bargain purchase options at the end of the lease term. As of December 31, 2010 and 2009, leased computer equipment and software included in property and equipment above was $56,000 and $56,000, respectively.

        The Company recorded depreciation expense for the years ended December 31, 2010, 2009 and 2008 in the amount of $6.6 million, $5.4 million and $4.0 million, respectively.

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

        The following table represents the balance and changes in goodwill for the years ended December 31, 2010 and 2009 (in thousands):

Balance as of January 1, 2009	$34,199
SGLC International Co. LTD. acquisition	620

Balance as of December 31, 2009	$34,819
No acquisition activity	—

Balance as of December 31, 2010	$34,819
Effect of change in foreign currency rate	37

Balance as of December 31, 2010	$34,856

7. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,844	(10,800)	44	10,842	(10,747)	95
Website	12	(12)	—	12	(10)	2
Patents	300	(3)	297	—	—	—

Total	$24,216	$(13,268)	$10,948	$23,914	$(13,210)	$10,704

        The Company recorded intangible assets of $23.8 million, associated with the acquisition of Rosetta Stone Ltd. in January 2006, and $0.1 million with the acquisition of certain assets of SGLC International Co. Ltd. in November 2009. During 2010, the Company recorded the purchase of two patents associated with the development of new products in the amount of $0.3 million. The estimated lives of the acquired core technology and customer relationships are between 18 to 36 months. The intangible asset associated with the trade name and trademark has an indefinite useful life. The estimated life of the website rights is 60 months, and estimated useful life of the patents are based on the effective date of the purchase agreement through the expiration date of the patents. The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the estimated useful lives of the intangible assets acquired:

Weighted Average Life
Trade name / trademark	Indefinite
Core technology	24 months
Customer relationships	24 months
Website	60 months
Patents	72 - 100 months

        Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Included in cost of revenue:
Cost of product revenue	$—	$—	$13
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	—	—	13
Included in operating expenses:	$58	$42	$3,003

Total	$58	$42	$3,016

7. INTANGIBLE ASSETS (Continued)

        The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2010 (in thousands):

As of December 31, 2010
2011	$84
2012	40
Thereafter	217

Total	$341

8. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	December 31,
	2010	2009
Marketing expenses	$11,075	$8,746
Professional and consulting fees	2,820	2,720
Sales return reserve	8,391	4,708
Taxes payable	2,722	2,043
Other	7,617	7,421

	$32,625	$25,638

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

        On January 16, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which provides the Company with a $12.5 million revolving line of credit. This revolving credit facility has a two-year term and the applicable interest rate is 2.5% above one month LIBOR, or approximately 2.76% as of December 31, 2010. On January 16, 2009, the Company borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the Term Loan the Company had with Madison Capital. As a result, the Company has no borrowings owed to Madison Capital under either their Term Loan or Revolver, and the Company has terminated these credit agreements. As a result of the early repayment of the Madison Capital Loan, the Company wrote-off the remaining unamortized capitalized financing costs associated with this loan. The amount of the write-off was approximately $0.2 million. Upon completion of the Company's initial public offering, the Company repaid the $9.9 million balance of its revolving credit facility with Wells Fargo during the three months ended June 30, 2009, and a total of $12.5 million under revolving credit facility is available to the Company for borrowing thereunder.

9. BORROWING AGREEMENT (Continued)

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

        Interest expense for the twelve months ended December 31, 2010 and 2009 was $66,000 and $0.4 million, respectively.

        On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire.

10. STOCK-BASED COMPENSATION

  2006 Stock Incentive Plan

        On January 4, 2006, the Company established the Rosetta Stone Inc. 2006 Stock Incentive Plan (the "2006 Plan") under which the Company's Board of Directors, at its discretion, could grant stock options to employees and certain directors of the Company and affiliated entities. The 2006 Plan initially authorized the grant of stock options for up to 1,942,200 shares of common stock. On May 28, 2008, the Board of Directors authorized the grant of additional stock options for up to 195,000 shares of common stock under the plan, resulting in total stock options available for grant under the 2006 Plan of 2,137,200 as of December 31, 2008. The stock options granted under the 2006 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercises of stock options will be issued from the Company's authorized available stock.

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

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At December 31, 2010 there were 1,149,118 shares available for future grant under the 2009 Plan.

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

10. STOCK-BASED COMPENSATION (Continued)

forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model as follows:

	Year Ended December 31,
	2010	2009	2008
Expected stock price volatility	58% - 66%	61%	57% - 62%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.14% - 2.59%	1.71% - 2.46%	2.08% - 3.36%

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

        Stock Options—The following table summarizes the Company's stock option activity for the years ended December 31, 2010, 2009 and 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance at January 1, 2010	1,976,229	9.14	7.58	17,511,103
Options granted	593,017	24.07
Options exercised	(364,086)	6.57
Options cancelled	(184,233)	17.20
Balance at December 31, 2010	2,020,927	13.25	7.36	17,733,080
Vested and expected to vest at December 31, 2009	1,878,917	8.73	7.5	17,396,124

Vested and expected to vest at December 31, 2010	1,874,974	12.58	7.23	17,530,810

        As of December 31, 2010 and 2009, there were approximately $8.3 million and $5.3 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.76 and 2.49 years, respectively.

        The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2010 was 7.36 years and $17.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2010 was 6.14 years and $15.7 million, respectively. As of December 31, 2010, options that were vested and exercisable totaled 1,099,555 shares of common stock with a weighted average exercise price per share of $6.98.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        The weighted average grant-date fair value per share of stock options granted was $13.60, $10.32 and $7.19 for the years ended December 31, 2010, 2009 and 2008, respectively.

        The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount is subject to change based on changes to the fair market value of the Company's common stock.

        Restricted Stock—The following table summarizes the Company's restricted stock activity for the years ended December 31, 2010 and 2009, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2009	—	$—	$—
Awards granted	191,468	18.72
Awards vested	—
Awards cancelled	(11,666)	19.55

Nonvested Awards, December 31, 2009	179,802	18.67	3,356,903

Awards granted	211,757	23.33
Awards vested	(54,363)	18.34
Awards cancelled	(29,672)	19.89

Nonvested Awards, December 31, 2010	307,524	21.69	6,670,196

        During 2010 and 2009, 211,757 and 191,468 shares of restricted stock were granted, respectively. The aggregate grant date fair value of the awards in 2010 and 2009 was $4.9 million and $3.6 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

        Restricted Stock Units—During 2010 and 2009, 12,096 and 9,858 restricted stock units were granted, respectively. The aggregate grant date fair value of the awards in 2010 and 2009 was $0.2 million and $0.2 million, respectively, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

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

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2010	2009	2008
Included in cost of revenue:
Cost of product revenue	$39	$34	$2
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	39	34	2

Included in operating expenses:
Sales and marketing	774	999	153
Research and development	1,181	5,959	482
General and administrative	2,393	15,158	953

Total included in operating expenses	4,348	22,116	1,588

Total	$4,387	$22,150	$1,590

11. COMMON STOCK

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

per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2010 and 2009, the Company had shares of Common Stock issued and outstanding of 20,975,379 and 20,440,181, respectively.

12. CONVERTIBLE PREFERRED STOCK

        On April 21, 2009, in conjunction with the Company's qualified underwritten initial public offering of common stock, its total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of Common Stock and the then-existing classes of preferred stock ceased to exist. At December 31, 2010 and 2009, the Company had no preferred shares outstanding and the authorized preferred stock was undesignated blank check preferred.

13. EMPLOYEE BENEFIT PLAN

        The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation that vest immediately. The Company recorded expenses for the Plan totaling $1.4 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

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

        The following table summarizes future minimum operating lease payments as of December 31, 2010 and the years thereafter (in thousands):

As of December 31, 2010
Periods Ending December 31,
2011	$6,611
2012	2,992
2013	2,226
2014	356
2015	207
2016 and thereafter	—

$12,392

        Total expenses under operating leases were $13.0 million and $11.6 million during the years ended December 31, 2010 and 2009, respectively.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.7 million and $0.5 million at December 31, 2010 and 2009, respectively. The deferred rent asset was $0.5 million and $0.5 million at December 31, 2010 and 2009, respectively. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

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

        As a result of accelerated growth in its Arlington headquarters, the Company exceeded maximum capacity in its headquarters facility during the third quarter of 2010. At that time, there was no additional space available for lease in the 1919 N. Lynn St. location and additional space was needed to support continued growth. The office space currently under lease at 1101 Wilson Blvd, Suite 1130 was unoccupied, and as a result of its close proximity to the 1919 N. Lynn street location, management made the decision to reoccupy the formerly abandoned space. During the quarter ended September 30, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd was reversed.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility (in thousands):

	As of December 31, 2010	As of December 31, 2009
Accrued exit costs, beginning of period	$1,019	$1,676
Costs incurred and charged/(credited) to expense	(583)	(8)
Principal reductions	(436)	(649)

Accrued exit costs, end of period	$—	$1,019

Accrued exit cost liability:
Short-term	$—	$504
Long-term	—	515

Total	$—	$1,019

Royalty Agreement

        On December 28, 2006 the Company entered into an agreement to license software from a vendor for incorporation in software products that the Company is developing. The agreement required a one-time, non-refundable payment of $0.3 million, which was expensed in full as research and development costs during 2006 because the products in which the licensed software were to be incorporated into had not yet reached technological feasibility. In addition, the agreement specifies that, in the event the software is incorporated into specified Company software products, royalties will be due at a rate of 20% of sales for those products up to an additional amount totaling $0.4 million. There were no additional royalty payments made under this agreement in 2010 or 2009.

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

        On or about April 28, 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company's violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. We intend to vigorously defend this matter. However, we cannot predict the timing and the ultimate outcome of this matter. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

        From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse impact on its business, financial condition or results of operations.

15. INCOME TAXES

        The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2010 and 2009 (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Inventory	$1,015	$290
Amortization and depreciation	1,995	3,521
Net operating loss carryforwards	1,105	4,359
Deferred revenue	2,026	663
Accrued liabilities	8,714	6,456
Stock-based compensation	2,926	2,266
Bad debt reserve	698	425
Foreign currency translation	59	—

	18,538	17,980
Valuation allowance	—	(5,012)

	18,538	12,968
Deferred tax liabilities:
Prepaid expenses	876	1,328
Foreign currency translation loss	—	50
Other	5	5

	881	1,383

Net deferred tax assets	$17,657	$11,585

Net deferred tax assets as of December 31 are classified as follows:
Current	$11,159	$6,020
Non-current	6,498	5,565

Total	$17,657	$11,585

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        During the quarter ended December 31, 2010, the Company determined that the relative weight of positive and negative evidence supports that it is more likely than not that the deferred tax assets relating to foreign operations will be realized and accordingly the Company released its valuation allowance. The Company had evaluated the valuation allowance on its foreign deferred tax assets quarterly prior to making the determination to release the valuation allowance during the quarter ended December 31, 2010. As of December 31, 2010, the Company had $3.3 million of net operating loss ("NOL") carryforwards for United Kingdom income tax purposes that do not expire, with a tax value of $0.9 million. The Company also had $0.5 million of NOL carryforwards for Japanese income tax purposes which expire in 2015, with a tax value of $0.2 million.

        The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$1,683	$19,030	$36,109
Foreign	11,190	1,417	(8,782)

Income before income taxes	$12,873	$20,447	$27,327

        The provision for taxes on income consists of the following (in thousands):

Federal	$2,739	$7,555	$12,842
State	1,066	1,864	2,788
Foreign	1,738	140	34

Total current	$5,543	$9,559	$15,664

Deferred:
Federal	$(3,099)	$(1,917)	$(1,946)
State	(456)	(430)	(283)
Foreign	(2,399)	(128)	—

Total deferred	(5,954)	(2,475)	(2,229)

Provision for income taxes	$(411)	$7,084	$13,435

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        Reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax expense at statutory federal rate	$4,506	$7,157	$9,565
State income tax expense, net of federal income tax effect	229	809	1,529
Domestic production activities deduction	(315)	(481)	(811)
Nondeductible intercompany interest	134	205	174
Other nondeductible expenses	161	143	101
Tax rate differential on foreign operations	16	(192)	90
Increase (decrease) in valuation allowance	(4,872)	(566)	2,791
Other	(270)	9	(4)

Income tax expense (benefit)	$(411)	$7,084	$13,435

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

        At the adoption date and as of December 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the year ended December 31, 2010.

        The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years 2009, 2008, 2007 and 2006 are subject to examination by the tax authorities. There was one state income tax examination in process as of December 31, 2010. While the ultimate results cannot be predicted with certainty, the Company believes that adjustments resulting from examinations, if any, will not have a material adverse effect on its consolidated financial condition or results of operations, and that the accrued tax liabilities are adequate for all years.

        The Company made income tax payments of $10.0 million, $6.4 million and $14.6 million in 2010, 2009 and 2008, respectively.

16. SEGMENT INFORMATION

        The Company operates as one operating segment as the principal business activity relates to developing and selling language learning software. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon software revenues.

16. SEGMENT INFORMATION (Continued)

        Products and services are sold primarily in the United States, but are also sold through direct and indirect sales channels in other countries, primarily in Japan, South Korea and Europe. Less than 8% of the Company's revenues were generated from sales outside of the United States for the years ended December 31, 2009 and 2008, and approximately 18% of the Company's revenue was generated from sales outside the United States for the year ended December 31, 2010. As of December 31, 2010 and 2009, the Company had $2.7 million and $1.0 million, respectively, of long-lived assets held outside of the United States.

        No single customer accounted for more than 10% of the Company's revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

17. RELATED PARTIES

        As of December 31, 2010 and 2009, the Company had outstanding receivables from stockholders of zero and $74,000, respectively, and outstanding receivables from employees in the amount of $10,000 and $8,000, respectively.

18. VALUATION AND QUALIFYING ACCOUNTS

        The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Year Ended December 31,
	2010	2009	2008
Allowance for doubtful accounts:
Beginning balance	$1,349	$1,103	$627
Charged to costs and expenses	1,750	911	1,611
Deductions—accounts written off	(1,338)	(665)	(1,135)

Ending balance	1,761	1,349	1,103

Sales return reserve:
Beginning balance	4,708	3,229	1,688
Charged to costs and expenses	36,348	18,340	14,337
Deductions—reserves utilized	(32,665)	(16,861)	(12,796)

Ending balance	8,391	4,708	3,229

Reserve for excess and obsolete inventory:
Beginning balance	765	470	478
Charged to costs and expenses	2,454	1,090	2,093
Deductions—reserves utilized	(831)	(795)	(2,101)

Ending balance	2,388	765	470

Deferred income tax asset valuation allowance:
Beginning balance	5,012	5,263	2,980
Charged to costs and expenses	—	—	2,283
Deductions	(5,012)	(251)	—

Ending balance	$—	$5,012	$5,263

19. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)

        Summarized quarterly supplemental consolidated financial information for 2010 and 2009 are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Revenue	$63,014	$60,648	$60,926	$74,280

Gross profit	$54,372	$53,046	$50,497	$61,954

Net income (loss)	$5,005	$3,699	$(385)	$4,965

Basic income per share	$0.25	$0.18	$(0.02)	$0.24

Shares used in basic per share computation	20,258	20,346	20,490	20,652

Diluted income per share	$0.24	$0.17	$(0.02)	$0.23

Shares used in diluted per share computation	21,060	21,220	20,490	21,265

2009
Revenue	$50,284	$56,460	$67,216	$78,311

Gross profit	$43,857	$48,758	$58,208	$68,021

Net income (loss)(a)	$3,195	$(7,292)	$5,303	$12,157

Basic income per share(a)	$1.65	$(0.42)	$0.26	$0.60

Shares used in basic per share computation	1,939	17,370	20,177	20,216

Diluted income per share(a)	$0.19	$(0.42)	$0.25	$0.58

Shares used in diluted per share computation	17,095	17,370	20,988	20,968

(a)
The second quarter of 2009 contained an IPO-related $18.8 million expense, consisting of $18.5 million in stock-based compensation expense and $0.3 million in payoll tax expense, related to common stock grants awarded to key employees equal to a total of 591,491 shares.

20. SUBSEQUENT EVENTS

        On January 4, 2011, the Company's board of directors approved the Rosetta Stone Inc. Long Term Incentive Program ("LTIP"), a new long-term incentive program. The LTIP, which will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the "Plan") and the shares awarded under the LTIP will be taken from the shares reserved under the Plan. The purpose of the LTIP is to: advance the best interests of the Company; motivate senior management to achieve key financial and strategic business objectives of the Company; offer eligible executives a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. Executives designated by the board of directors will be eligible to receive shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. For each milestone achieved in market capitalization from the market capitalization as of October 1, 2010, the compensation committee of the board of directors will allocate a share incentive pool amongst the participating executives as specified in individual award agreements. For the first $100 million increase in market capitalization, participating executives will be eligible to receive a portion of 75,000 shares of the share incentive pool restricted common stock. Each

20. SUBSEQUENT EVENTS (Continued)

participating executive will be eligible to receive no more than 18,750 shares of restricted common stock for the first $100M increase in market capitalization milestone achieved. For the next $150 million increase in market capitalization, participating executives will be eligible to receive a portion of 125,000 shares of the share incentive pool. Each participating executive will be eligible to receive no more than 31,250 shares of restricted common stock for the next $150M increase in market capitalization milestone achieved. And for each additional $250 million increase in market capitalization, participating executives will be eligible to receive a portion of 200,000 shares of the share incentive pool. Each participating executive will be eligible to receive no more than 50,000 shares of restricted common stock for each additional $250M increase in market capitalization milestone achieved. The overall maximum number of shares authorized under the LTIP is 1,000,000. Shares granted under the LTIP vest in 6-month increments over a two year period. Once awards are distributed, the shares will vest (or restrictions will lapse) 25% after each six month interval over 2 years. Restricted stock is 100% vested two years after the date of the award. There will be no subsequent holding period requirement.

        On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire.

 EXHIBIT INDEX

Index to exhibits
2.1(1)	Stock Purchase Agreement dated as of January 4, 2006, by and among Fairfield & Sons, Ltd., Rosetta Stone Inc., Rosetta Stone Holdings Inc., the Shareholders of Fairfield & Sons, Ltd., Tom Adams, and Eugene Stoltzfus
3.1(1)	Second Amended and Restated Certificate of Incorporation
3.2(1)	Second Amended and Restated Bylaws
4.1(1)	Specimen certificate evidencing shares of common stock
4.2(1)	Subscription Agreement dated as of January 4, 2006, by and among Rosetta Stone Inc., ABS Capital Partners IV, L.P., ABS Capital Partners IV A, L.P., ABS Capital Partners Offshore, L.P., ABS Capital Partners Special Offshore, L.P., Norwest Equity Partners VIII, L.P., Madison Capital Funding LLC, and Tom Adams
4.3(1)	Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A Thereto
10.1+(1)	2006 Incentive Option Plan
10.2+(1)	2009 Omnibus Incentive Plan
10.3+(1)	Director Form of Option Award Agreement under the 2006 Plan
10.4+(1)	Executive Form of Option Award Agreement under the 2006 Plan
10.5+(1)	Standard Form of Option Award Agreement under the 2006 Plan
10.6+(1)	Form of Option Award Agreement under the 2009 Plan
10.7(1)	Form of Indemnification Agreement entered into with each director and executive officer
10.8+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Tom Adams dated February 20, 2009
10.9(1)	Lease Agreement dated as of February 26, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended
10.10(1)	Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd.
10.11(1)	Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons, Ltd. dated as of December 22, 2006***
10.12+(1)	Form of Restricted Stock Award under the 2009 Plan
10.13(1)	Credit Agreement dated as of January 16, 2009 between Rosetta Stone Ltd. and Wells Fargo Bank N.A.
10.14+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Brian Helman dated February 20, 2009
10.15+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Eric Eichmann dated February 20, 2009
10.16+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Gregory Long dated February 20, 2009
10.17+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu dated February 20, 2009
10.18+(2)	Executive Employment Agreement between Rosetta Stone Ltd. and Stephen M. Swad effective as of November 9, 2010
10.19+	Executive Employment Agreement between Rosetta Stone Ltd. and Helena Wong effective as of January 25, 2011
21.1	Rosetta Stone Inc. Subsidiaries
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	The Power of Attorney with Board of Directors' Signatures
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+
Identifies management contracts and compensatory plans or arrangements.

(1)
Incorporated by reference to exhibit filed with Registrant's registration statement on Form S-1 (File No. 333-153632), as amended.

(2)
Filed as Exhibit 10.1 to the Rosetta Stone's Current Report on Form 8-K dated October 13, 2010.