Form 10-Q
period 2011-03-31
ROSETTA STONE INC
filed 2011-05-10
CIK 1351285

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

Commission File Number: 1-34283

ROSETTA STONE INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	043837082 (I.R.S. Employer Identification No.)
1919 North Lynn St., 7th Fl,
Arlington, Virginia (Address of Principal Executive Offices)	22209 (Zip Code)

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

        As of May 3, 2011, 21,013,474 shares of the registrant's Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,539	$115,756
Restricted cash	56	85
Short term investments	8,217	6,410
Accounts receivable (net of allowance for doubtful accounts of $1,759 and $1,761, respectively)	29,687	48,056
Inventory, net	10,366	9,928
Prepaid expenses and other current assets	7,713	7,763
Income tax receivable	4,098	2,210
Deferred income taxes	13,484	11,159

Total current assets	186,160	201,367
Property and equipment, net	21,940	21,073
Goodwill	34,876	34,856
Intangible assets, net	10,926	10,948
Deferred income taxes	7,168	6,498
Other assets	1,779	1,732

Total assets	$262,849	$276,474

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,725	$7,631
Accrued compensation	7,684	10,514
Other current liabilities	31,735	32,625
Deferred revenue	40,545	41,965

Total current liabilities	86,689	92,735
Deferred revenue	5,214	5,193
Other long-term liabilities	240	230

Total liabilities	92,143	98,158
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,012 and 20,975 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	140,430	139,022
Accumulated income	29,789	39,069
Accumulated other comprehensive income	485	223

Total stockholders' equity	170,706	178,316

Total liabilities and stockholders' equity	$262,849	$276,474

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenue:
Product	$42,303	$53,734
Subscription and service	14,675	9,280

Total revenue	56,978	63,014
Cost of revenue:
Cost of product revenue	8,795	7,780
Cost of subscription and service revenue	2,667	862

Total cost of revenue	11,462	8,642

Gross profit	45,516	54,372

Operating expenses
Sales and marketing	37,820	28,361
Research and development	6,484	5,470
General and administrative	14,808	13,643

Total operating expenses	59,112	47,474

Income (loss) from operations	(13,596)	6,898
Other income and (expense):
Interest income	80	77
Interest expense	(3)	(8)
Other income (expense)	2	(8)

Total other income (expense)	79	61
Income (loss) before income taxes	(13,517)	6,959
Income tax provision (benefit)	(4,236)	1,954

Net income (loss)	$(9,281)	$5,005

Earnings (loss) per share:
Basic	$(0.45)	$0.25

Diluted	$(0.45)	$0.24

Common shares and equivalents outstanding:
Basic weighted average shares	20,675	20,258

Diluted weighted average shares	20,675	21,060

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(9,281)	$5,005
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	1,437	874
Bad debt expense	216	54
Depreciation and amortization	2,114	1,454
Deferred income tax benefit	(2,977)	211
Loss on sales of equipment	15	—
Net change in:
Restricted cash	28	(3)
Accounts receivable	18,319	9,578
Inventory	(412)	(1,729)
Prepaid expenses and other current assets	66	(110)
Other assets	(63)	(72)
Accounts payable	(1,013)	1,011
Accrued compensation	(2,867)	(4,022)
Other current liabilities	(1,119)	(1,687)
Income tax payable	(2,004)	(3,658)
Excess tax benefit from stock options exercised	(18)	(75)
Other long term liabilities	(6)	(113)
Deferred revenue	(1,503)	(2,151)

Net cash provided by operating activities	932	4,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,651)	(1,144)
Purchases of available-for-sale securities	(1,807)	—
Acquisition, net of cash acquired	(75)

Net cash used in investing activities	(4,533)	(1,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	40	163
Tax benefit of stock options excercised	18	75
Payments under capital lease obligations	(3)	(1)

Net cash provided by financing activities	55	237

Increase (decrease) in cash and cash equivalents	(3,546)	3,660
Effect of exchange rate changes in cash and cash equivalents	329	(128)

Net increase (decrease) in cash and cash equivalents	(3,217)	3,532
Cash and cash equivalents—beginning of year	115,756	95,188

Cash and cash equivalents—end of year	$112,539	$98,720

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$3	$8

Income taxes, net	$523	$5,137

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,769	$386

Equipment acquired under capital lease	$16	$14

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," the "Company" or the "Successor") develops, markets and supports a suite of language learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has eight wholly owned operating subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone Brazil Holding LLC, a Delaware Corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, Rosetta Stone GmbH, a company incorporated under the laws of Germany, and Rosetta Stone Ensino de Linguas Ltda., a company incorporated under the laws of Brazil.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

        The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2011 and December 31, 2010, the Company's results of operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to March 31, 2011 or to the three months ended

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

March 31, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

        Revenue for online service subscriptions for dedicated conversational coaching are recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically is 3 months. Rosetta Stone V4 TOTALe bundles, which include dedicated conversational coaching online services and packaged software, allow customers to begin their online services at any point during a registration window, which typically ranges between 6 and 12 months from the date of purchase from the Company or an authorized reseller. Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

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

Fair Value of Financial Instruments

        In 2008 and 2009, the Company adopted the provisions of ASC No. 820, "Fair Value Measurements." The valuation techniques required by ASC No. 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

        See table below for summary of the Company's financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balance sheet date, as well as the fair value of the accrual for the contingent purchase price of our acquisition of SGLC International Co. Ltd. ("SGLC") in 2009:

		Fair Value as of March 31, 2011 using:
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$8,217	$8,217	$—	$—

Total	$8,217	$8,217	$—	$—
Liabilities:
Contingent purchase price accrual	$573	$—	$—	$573

Total	$573	$—	$—	$573

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

  Stock Options

        During the three months ended March 31, 2011, 89,935 stock options were granted at a weighted average exercise price of $19.80 per share. The aggregate grant date fair value of options issued during the period was $1.0 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period. During the three months ended March 31, 2010, 334,645 stock options were granted at a weighted average exercise price of $25.95 per share. During the three months ended March 31, 2011 and 2010, 5,062 and 24,237 stock options were exercised, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was approximately $66,000 and $0.4 million, respectively.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2011 and 2010, the fair value of options granted was calculated using the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected stock price volatility	57.1% - 57.3%	61.2%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.96% - 2.35%	1.84% - 1.91%

        Since the Company's stock has been publicly quoted since April 2009 and the Company has a limited history of stock option activity, the Company reviewed a group of comparable industry-related companies to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing data from the peer group, the Company also considered the contractual option term and vesting period when determining the expected option life and forfeiture rate. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

  Restricted Stock

        During the three months ended March 31, 2011, 38,708 shares of restricted stock were granted. There were no restricted stock units granted. The aggregate grant date fair value of the awards was $0.8 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. During the three months ended March 31, 2010, 78,748 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $2.0 million.

  Long Term Incentive Program

        On January 4, 2011, the Company's Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program ("LTIP"), a new Long-Term Incentive plan for certain of the Company's executives. The LTIP will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the "Plan"), and the 1,000,000 shares allocated to the LTIP will be taken from the shares reserved under the Plan. Executives designated by the Board of Directors will be eligible to receive shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received will be restricted in that after issuance of the shares, they are subject to vesting over a two year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors will allocate a share incentive pool amongst the participating executives as specified in individual award agreements.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with the agreements communicated to the executives after the approval of the plan by the Board of Directors, the LTIP participants were granted minimum participation percentages of each tranche of shares issued at each milestone level reached. For these minimum shares to be received, the Company determined that a grant date was achieved. The grant date fair value of the minimum awards was $6.1 million which was derived using a Monte Carlo valuation model. This value will be amortized as stock-based compensation expense over the derived service period of 5 years. Stock-based compensation expense for unallocated LTIP shares will be recognized when the milestones are met, the Board determines the allocation to each individual, and the shares are granted. The grant date fair value determined at that time will be amortized over the vesting period.

        During the three months ended March 31, 2011, the Company recorded $0.3 million to stock-based compensation expense related to the LTIP, and as of March 31, 2011, there was $5.8 million of unrecognized stock-based compensation expense related to minimum awards that is expected to be recognized over a period of 5 years.

        The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$11	$13
Sales and marketing	246	164
Research & development	328	253
General and administrative	852	444

Total	$1,437	$874

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

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(9,281)	$5005
Foreign currency translation gain (loss)	275	(88)
Unrealized gain (loss) on available-for-sale securities	(13)	—

Total comprehensive income (loss)	$(9,019)	$4,917

Recently Issued Accounting Standards

        In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is "more likely than not" to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. The final standard is expected to be issued in calendar 2011. The proposed standard, as currently drafted, will have a material impact on the Company's reported results of operations and financial position. This exposure draft is non-cash in nature and will not impact the Company's cash position.

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

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share amounts)
Numerator:
Net Income (loss)	$(9,281)	$5,005
Denominator:
Weighted average number of common shares:
Basic	20,675	20,258

Diluted	20,675	21,060

Income (loss) per common share:
Basic	$(0.45)	$0.25

Diluted	$(0.45)	$0.24

        For the three months ended March 31, 2011 and 2010, the following common stock equivalent shares were included in the calculation of the Company's diluted net income per share (in thousands):

	Three Months Ended March 31,
	2011	2010
Equity Instruments:
Restricted common stock units	—	10
Restricted common stock	—	95
Stock options	—	697

Total common stock equivalent shares	—	802

        For the three months ended March 31, 2011, outstanding stock options, restricted stock units and restricted stock of $2.1 million, 22,000 and 322,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. NET INCOME (LOSS) PER SHARE (Continued)

        Share based awards to purchase 333,145 shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2010, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

4. INVENTORY

        Inventory consisted of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$6,391	$4,423
Finished goods	6,839	7,892

	13,230	12,315
Reserve for obsolete inventory	(2,864)	(2,387)

Inventory, net	$10,366	$9,928

5. GOODWILL

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350"). If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition. For income tax purposes, the goodwill balance is amortized over a period of 15 years. Beginning in 2011, the Company began reporting its results in two reporting units—Consumer and Institutional. In June, the Company will test goodwill for impairment under the new reporting structure. As of March 31, 2011, there has been no indication of impairment of goodwill.

        The following table represents the balance and changes in goodwill for the three months ended March 31, 2011 (in thousands):

Balance as of December 31, 2010	$34,856
Effect of change in foreign currency rate	20

Balance as of March 31, 2011	$34,876

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name/ trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,847	(10,815)	32	10,844	(10,800)	44
Website	12	(12)	—	12	(12)	—
Patents	300	(13)	287	300	(3)	297

Total	$24,219	$(13,293)	$10,926	$24,216	$(13,268)	$10,948

        Amortization of intangible assets for the three months ended March 31, 2011 and 2010 totaled $23,000 and $14,000, respectively. For the three months ended March 31, 2011 and 2010, $10,000 and zero was included in research and development expense and $13,000 and $14,000 was included in sales and marketing expense, respectively.

        The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2011 and years thereafter (dollars in thousands):

2011—remaining	$62
2012	40
Thereafter	217

Total	$319

        In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three months ended March 31, 2011 or March 31, 2010.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	March 31, 2011	December 31, 2010
Marketing expenses	$13,699	$11,075
Professional and consulting fees	3,983	2,820
Sales return reserve	4,905	8,391
Taxes payable	2,579	2,722
Other	6,569	7,617

	$31,735	$32,625

8. BORROWING AGREEMENT

        On January 16, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which provided the Company with a $12.5 million revolving line of credit. This revolving credit facility had a two-year term and the applicable interest rate was 2.5% above one month LIBOR, or approximately 2.76% as of December 31, 2010. On January 16, 2009, the Company borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the Term Loan the Company had with Madison Capital. As a result, the Company had no borrowings owed to Madison Capital under either their Term Loan or Revolver, and the Company had terminated these credit agreements. As a result of the early repayment of the Madison Capital Loan, the Company wrote-off the remaining unamortized capitalized financing costs associated with this loan. The amount of the write-off was approximately $0.2 million. Upon completion of the Company's initial public offering, the Company repaid the $9.9 million balance of its revolving credit facility with Wells Fargo during the three months ended June 30, 2009, and a total of $12.5 million under revolving credit facility was available to the Company for borrowing thereunder.

        Interest expense for the three months ended March 31, 2011 and 2010 was $3,000 and $8,000, respectively.

        On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire.

9. INCOME TAXES

        In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three month period ended March 31, 2011 is based on the estimated annual effective tax rate for fiscal year 2011. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

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

        At the adoption date and as of March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. The Company's practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at both the adoption date and for the three months ended March 31, 2011.

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

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At March 31, 2011 there were 26,391 shares available for future grant under the 2009 Plan.

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

Stock Options

        The following table summarized the Company's stock option activity from January 1, 2011 to March 31, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2011	2,020,927	$13.25	7.36	$17,733,080
Options granted	89,935	19.80
Options excercised	(5,062)	6.90
Options cancelled	(9,530)	19.81

Options Outstanding, March 31, 2011	2,096,270	13.51	7.18	7,810,198

Vested and expected to vest at March 31, 2011	1,975,715	13.00	7.07	7,808,584

Excercisable at March 31, 2011	1,203,278	8.27	6.1	7,676,468

        As of March 31, 2011, there was approximately $8.2 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.68 years.

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

Restricted Stock Awards

        During the three months ended March 31, 2011, 38,708 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $0.8 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the three months ended March 31, 2011, 6,715 shares of restricted stock were forfeited. As of March 31, 2011, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $5.0 million and is expected to be recognized over a period of 2.73 years.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

        The following table summarized the Company's restricted stock award activity from January 1, 2010 to March 31, 2011:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2011	307,524	$21.69
Awards granted	38,708	19.79
Awards vested	(17,552)	25.19
Awards cancelled	(6,715)	20.31

Nonvested Awards, March 31, 2011	321,965	21.31	$6,861,074

Long Term Incentive Program

        On January 4, 2011, the Company's Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program ("LTIP"), a new Long-Term Incentive plan for certain of the Company's executives. The LTIP will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the "Plan"), and the 1,000,000 shares allocated to the LTIP will be taken from the shares reserved under the Plan. The purpose of the LTIP is to: advance the best interests of the Company; motivate senior management to achieve key financial and strategic business objectives of the Company; offer eligible executives a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. Executives designated by the Board of Directors will be eligible to receive shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received will be restricted in that after issuance of the shares; they are subject to vesting over a two year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors will allocate a share incentive pool amongst the participating executives as specified in individual award agreements. Although minimum participation percentages have been communicated to certain plan participants, all share grants under the LTIP are contingent upon achievement of the market capitalization thresholds.

        In accordance with the agreements communicated to the executives after the approval of the plan by the Board of Directors, the LTIP participants were granted minimum participation percentages of each tranche of shares issued at each milestone level reached. As of March 31, 2011, the target market capitalization required to trigger the first issuance of shares was below the minimum threshold, and no shares were issued. The minimum participation percentages given to plan participants were considered grants in accordance with the provisions of ASC 718. The grant date fair value of the minimum awards was $6.1 million which was derived using a Monte Carlo valuation model. This value will be amortized as stock-based compensation expense over the derived service period of 5 years. Stock-based compensation expense for unallocated LTIP shares will be recognized when the milestones are met, the Board determines the allocation to each individual, and the shares are granted. The grant date fair value determined at that time will be amortized over the vesting period.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. STOCK PLANS (Continued)

        During the three months ended March 31, 2011, the Company recorded $0.3 million to stock-based compensation expense related to the LTIP, and as of March 31, 2011, there was $5.8 million of unrecognized stock-based compensation expense related to minimum awards that is expected to be recognized over a period of 5 years.

11. STOCKHOLDERS' EQUITY

        At March 31, 2011, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2011, the Company had shares of Common Stock issued and outstanding of 21,012,434.

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

        The following table summarizes future minimum operating lease payments for the remaining nine months of 2011 and the years thereafter (in thousands):

Periods Ending December 31,
2011—remaining	$5,048
2012	3,088
2013	2,230
2014	360
2015 and thereafter	207

$10,933

        Rent expense was $3.7 million and $3.2 million for the three months ended March 31, 2011 and 2010, respectively.

        The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.7 million at March 31,

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES (Continued)

2011. The deferred rent asset was $0.2 million at March 31, 2011. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

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

        On or about April 28, 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company's violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. On March 16, 2011, the case was removed to the United States District Court for the Northern District of California, Oakland Division. We intend to vigorously defend this matter. However, we cannot predict the timing and the ultimate outcome of this matter. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

        On or about March 24, 2011, a purported securities class action lawsuit was filed on behalf of persons who purchased the Company's publicly traded securities between February 25, 2010 and February 28, 2011 against the Company and certain of its present and former officers in the United States District Court for the Eastern District of Virginia alleging violations of federal securities law in connection with various public statements and alleged material omissions made by the Company. The complaint names as defendants Rosetta Stone Inc., Tom P.H. Adams, President and Chief Executive Officer, Brian D. Helman, former Chief Financial Officer, and Matthew C. Sysak, Vice President and Controller. We intend to vigorously defend this matter. However, we cannot predict the timing and ultimate outcome of this case. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

        From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse impact on its business, financial condition or results of operations.

13. SEGMENT INFORMATION

        Beginning in 2011, we conducted our business in two operating segments—Consumer and Institutional. These segments also represent our reportable segments.

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. SEGMENT INFORMATION (Continued)

        We measure the performance of our operating segments based upon operating segment revenue and operating segment contribution margin. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, stock-based compensation. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.

        With the exception of goodwill, we do not identify or allocate our assets by operating segment. Consequently, we do not present assets or liabilities by operating segment.

        Operating results by segment for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
Consumer	$42,662	$51,221
Institutional	14,316	11,793

Total revenue	56,978	63,014

Segment contribution:
Consumer	9,863	24,524
Institutional	9,270	8,373

Total segment contribution	19,133	32,897
Unallocated expenses, net:
Amortization of acquired intangibles	10	—
Stock-based compensation	1,299	808
Unallocated cost of sales	5,220	2,522
Unallocated sales and marketing	6,313	4,306
Unallocated research and development	6,146	5,218
Unallocated general and administrative	13,741	13,145

Total unallocated expenses, net	32,729	25,999

Operating income (loss)	(13,596)	6,898
Other income, net	79	61

Income (loss) before provision for income taxes	$(13,517)	$6,959

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. SEGMENT INFORMATION (Continued)

Geographic Information

        Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase our products. The geographic locations of distributors and resellers who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$41,271	$52,476
International	15,707	10,538

Total revenue	$56,978	$63,014

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Unless the context otherwise requires, references in this Report to "we", "us" or "our" shall mean the Company.

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

        For the three months ended March 31, 2011, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation. This presentation is also consistent with how we manage the home school channel.

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

Cost of Product and Subscription and Service Revenue

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

Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of March 31, 2011 and December 31, 2010. Interest income represents interest received on our cash and cash equivalents.

Income Tax Expense (Benefit)

        For the three months ended March 31, 2011, our worldwide effective tax rate was approximately 31%. For the year ended December 31, 2010, our effective tax rate was approximately (3%) primarily as a result of the release of the valuation allowance on deferred tax assets in the United Kingdom and Japan subsidiaries. The effective rate includes federal, state and international components. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates. We expect our worldwide rate to be approximately 28%-35% in 2011 and beyond assuming no general change in federal, state or foreign income tax rates applicable to companies such as ours. We expect our income tax expense to increase in absolute dollars as our income continues to grow.

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

Goodwill

        In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. Beginning in 2011, we began reporting our results in two reporting units—Consumer and Institutional. The first step is a screen for potential impairment by comparing the fair value of our reporting units with their carrying amount. The second step measures the amount of impairment loss, if any. As of June 30, 2010 and 2009, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor are the reporting units at risk of failing step one of the goodwill impairment test.

        For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 14, 2011.

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

  •
  Sales Return Reserve

Results of Operations

        The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended March 31,		2011 versus 2010
	2011	2010	Change	% Change
	(dollars in thousands)
Revenue
Product	$42,303	$53,734	$(11,431)	-21.3%
Subscription and service	14,675	9,280	5,395	58.1%

Total revenue	56,978	63,014	(6,036)	-9.6%
Cost of revenue
Cost of product revenue	8,795	7,780	1,015	13.0%
Cost of subscription and service revenue	2,667	862	1,805	209.4%

Total cost of revenue	11,462	8,642	2,820	32.6%

Gross margin	45,516	54,372	(8,856)	-16.3%

Operating Expenses:
Sales and marketing	37,820	28,361	9,459	33.4%
Research and development	6,484	5,470	1,014	18.5%
General and administrative	14,808	13,643	1,165	8.5%

Total operating expenses	59,112	47,474	11,638	24.5%

Income (loss) from operations	(13,596)	6,898	(20,494)	-297.1%
Other income and expense:
Interest income	80	77	3	3.9%
Interest expense	(3)	(8)	5	-62.5%
Other (expense) income	2	(8)	10	-125.0%

Total interest and other income (expense), net	79	61	18	29.5%

Income (loss) before income taxes	(13,517)	6,959	(20,476)	-294.2%
Income tax expense (benefit)	(4,236)	1,954	(6,190)	-316.8%

Net income (loss)	$(9,281)	$5,005	$(14,286)	-285.4%

Comparison of the three months ended March 31, 2011 and the three months ended March 31, 2010

        Our revenue decreased to $57.0 million for the three months ended March 31, 2011 from $63.0 million for the three months ended March 31, 2010. The decrease was due to decreases in our Consumer Segment, primarily U.S-based kiosk and retail verticals, partially offset by an increase in our Institutional Segment. Revenue per kiosk decreased due to lower foot traffic in kiosk locations. In 2011, we will continue to evaluate the need to scale back the US kiosk footprint while balancing the costs of operating the kiosks with the positive branding effect they provide. Retail revenue decreased due to lower than anticipated sales in our retail channel during the fourth quarter of 2010, which resulted in higher than normal inventory levels at the end of 2010 and lower restocking orders during the three months ended March 31, 2011.

        We reported an operating loss of $(13.6) million during the three months ended March 31, 2011 compared to operating income of $6.9 million in the three months ended March 31, 2010. The operating loss was due to a decrease in gross profit of $8.9 million to $45.5 million from $54.4 million, and an increase in operating expenses of $11.6 million. The decrease in gross profit was primarily due to the combination of a decrease in revenue and gross margin as a result of higher direct costs associated with our web-based services offering Version 4 TOTALe that include higher direct costs to deliver to customers than our previous software solutions. The increase in operating expenses was primarily due to $4.1 million in personnel-related costs and $5.6 million in increased media and marketing activities.

        As of March 31, 2011, we employed approximately 1,900 personnel, including full time, part-time and temporary employees, compared to approximately 1,700 as of March 31, 2010.

Revenue by Operating Segment

        The following table sets forth revenue for each of our two operating segments for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,				2011 versus 2010
	2011		2010		Change	% Change
	(dollars in thousands)
Consumer:
Direct-to-Consumer	$31,856	55.9%	$31,026	49.2%	$830	2.7%
Kiosk	7,312	12.8%	9,391	14.9%	(2,079)	-22.1%
Retail	2,585	4.5%	9,608	15.2%	(7,023)	-73.1%
Homeschool	909	1.6%	1,197	1.9%	(288)	-24.1%

Total consumer revenue	42,662	74.9%	51,222	81.3%	(8,560)	-16.7%
Institutional	14,316	25.1%	11,792	18.7%	2,524	21.4%

Total Revenue	$56,978	100.0%	$63,014	100.0%	$(6,036)	-9.6%

Consumer Segment

        Consumer revenue was $42.7 million for the three months ended March 31, 2011, a decrease of $8.6 million, or 17%, from the three months ended March 31, 2010. The number of units sold decreased 14% during the three months ended March 31, 2011 compared to the prior year period, resulting in a $7.0 million decrease in revenue, offset by a slight increase in average selling price per unit from $391 to $392, which resulted in a $0.1 million increase in revenue. The overall decrease in consumer revenue was primarily driven by continued weakness in the U.S. kiosk and U.S. retail sales verticals, offset by growth in our international consumer verticals. Additionally, there was a $1.7 million increase in consumer deferred revenue during the three months ended March 31, 2011 compared to the prior year period, which was primarily related to our Version 4 TOTALe online services described below.

        We are in the process of testing changes to the pricing of our products across all sales verticals in the U.S. market. While final results are not yet known, initial indications are that a reduction in the price of our products results in increased unit volume and revenue.

        Product revenue represented 91% of total consumer revenue for the three months ended March 31, 2011, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market during the third quarter of 2010 with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 15% - 20% of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

  Direct-to-Consumer

        Direct-to-consumer revenue was $31.9 million for the three months ended March 31, 2011, an increase of $0.8 million or 3%, from the three months ended March 31, 2010. The increase in direct-to-consumer revenue was primarily driven by $3.7 million in growth in our international direct-to-consumer markets, offset by a $2.4 million revenue deferral associated with Version 4 TOTALe and a $0.5 million decline in our U.S. direct-to-consumer business. The decline in our U.S. direct-to-consumer business was driven by lower web conversion and call center traffic, in addition to a decline on our invested media. The worldwide average selling price per unit increased 16% during the three months ended March 31, 2011 compared to the prior year period, resulting in a $4.7 million increase in revenue, partially offset by a 5% decrease in units sold during the three months ended March 31, 2011 compared to the prior year period, resulting in a $1.5 million decrease in revenue.

        The downward trends in the U.S. could continue through the remainder of 2011. We are considering significant changes in our marketing, pricing, product and packaging to change the negative trends in the U.S. market.

  Kiosk

        Kiosk revenue was $7.3 million for the three months ended March 31, 2011, a decrease of $2.1 million, or 22%, from the three months ended March 31, 2010. The number of worldwide kiosks decreased slightly from 240 as of March 31, 2010 to 237 as of March 31, 2011. The number of units sold decreased 17% during the three months ended March 31, 2011 compared to the prior year period, resulting in a $1.5 million decrease in revenue, primarily due to lower foot traffic and cannibalization as a result of the expansion of our distribution channels. We plan to continually review kiosk performance in 2011 and we may close our underperforming kiosk locations.

  Retail

        Retail revenue was $2.6 million for the three months ended March 31, 2011, a decrease of $7.0 million or 73% from the three months ended March 31, 2010. The number of units sold in the U.S. decreased 54% during the three months ended March 31, 2011, compared to the prior year period, resulting in a $4.6 million decrease in revenue. The decline was due to lower than anticipated sales in our retail channel during the fourth quarter of 2010, which resulted in higher than normal inventory levels at the end of 2010 and lower restocking orders during the three months ended March 31, 2011. We are in the process of testing changes to the pricing of our products across all sales verticals in the U.S. market. While final results are not yet known, initial indications are that a reduction in the price of our products results in increased unit volume and revenue. Based on the test results to date, we have recorded a $3.1 million reserve related to partial price protection that may be granted in the second quarter when the pricing strategy is implemented. The decrease in U.S. retail revenue was partially offset by a $0.9 million increase in international retail revenue.

        We are actively working to reduce our business and financial exposures by working with key partners on how we could modify the way we do business together. We are considering, among other changes, changes to credit limits, payment terms, or a change from terms to consignment. Discussions are in the early stages and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate impact, however a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. Alternatively, a change from terms to consignment could result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. Or, if the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash. We estimate the amount of the credits or delayed bookings could range from $5 million to $7 million.

  Home School

        For the three months ended March 31, 2011, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

        Home school revenue was $0.9 million for the three months ended March 31, 2011, a decrease of $0.3 million or 24% from the three months ended March 31, 2010. In 2009, we began offering home school edition products through other sales channels, including direct-to-consumer call centers and our retail channels. As the availability of home school products in other sales channels increased during 2010, consumers began utilizing these new channels to make purchases. For the three months ended March 31, 2011, home school product sales through U.S. direct-to-consumer and retail channels increased by $0.3 million, from the three months ended March 31, 2010.

Institutional Segment

        Institutional revenue was $14.3 million for the three months ended March 31, 2011, an increase of $2.5 million, or 21%, compared to the three months ended March 31, 2010. The increase in institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $1.5 million increase in education revenue, a $0.3 million increase in government revenue and a $0.7 million increase in corporate and non-profit revenue in 2011, compared to the prior year period.

        Product revenue represented 23% of total institutional revenue for the three months ended March 31, 2011, and subscription and service revenue represented 77% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

        We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,				2011 versus 2010
	2011		2010		Change	% Change
	(dollars in thousands)
Product revenue	$42,303	74.2%	$53,734	85.3%	$(11,431)	-21.3%
Subscription and service revenue	14,675	25.8%	9,280	14.7%	5,395	58.1%

Total revenue	$56,978	100.0%	$63,014	100.0%	$(6,036)	-9.6%

Product Revenue

        Product revenue decreased $11.4 million, to $42.3 million during the three months ended March 31, 2011 from $53.7 million during the three months ended March 31, 2010. The number of consumer product units sold decreased 13% during the three months ended March 31, 2011, compared to the prior year period, resulting in a $6.6 million decrease in hard product revenue. With the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions. Approximately 15% - 20% of each of these bundled sales is allocated to online services. As a result of the allocation of revenue to the online services component of our software, the consumer average product selling price per unit decreased by 10% during the three months ended March 31, 2011, compared to the prior year period, resulting in a $4.2 million decrease in product revenue. Institutional product revenues decreased $0.6 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

        Subscription and service revenue increased approximately 58%, or $5.4 million, to $14.7 million for the three months ended March 31, 2011, from $9.3 million during the three months ended March 31, 2010. The increase in subscription and service revenues was due to a $2.3 million increase in consumer online service revenue related to Version 4 TOTALe and a $3.1 million increase in institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

        The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		2011 versus 2010
	2011	2010	Change	% Change
	(dollars in thousands)
Revenue
Product	$42,303	$53,734	$(11,431)	-21.3%
Subscription and service	14,675	9,280	5,395	58.1%

Total revenue	56,978	63,014	(6,036)	-9.6%
Cost of revenue
Cost of product revenue	8,795	7,780	1,015	13.0%
Cost of subscription and service revenue	2,667	862	1,805	209.4%

Total cost of revenue	11,462	8,642	2,820	32.6%

Gross profit	$45,516	$54,372	$(8,856)	-16.3%

Gross margin percentages	79.9%	86.3%	-6.4%

Cost of Product Revenue

        Cost of product revenue for the three months ended March 31, 2011 was $8.8 million, an increase of $1.0 million, or 13%, from the three months ended March 31, 2010. As a percentage of product revenue, cost of product revenue increased to 21% for the three months ended March 31, 2011 compared to 15% for the three months ended March 31, 2010. The increase in cost was primarily attributable to $0.7 million increase in expense for inventory obsolescence and scrap associated with the international Version 4 TOTALe launches, and a $0.5 million increase in expense associated with product support activities. We are exploring the possibility of changing our packaging in 2011, which could result in an increase in the cost of our product revenue and additional charges as we replace the packaging in our sales channels.

Cost of Subscription and Service Revenue

        Cost of subscription and service revenue for the three months ended March 31, 2011 was $2.7 million, an increase of $1.8 million, or 209% from the three months ended March 31, 2010. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 18% for the three months ended March 31, 2011 compared to 9% for the three months ended March 31, 2010. The increase in cost was primarily attributable to our web-based service offering in our Version 4 TOTALe product that includes a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe solution in our international markets.

Operating Expenses

	Three months ended March 31,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands)
Sales and marketing	$37,820	$28,361	$9,459	33.4%
Research and development	6,484	5,470	1,014	18.5%
General and administrative	14,808	13,643	1,165	8.5%

Total operating expenses	$59,112	$47,474	$11,638	24.5%

Sales and Marketing Expenses

        Sales and marketing expenses for the three months ended March 31, 2011 were $37.8 million, an increase of $9.5 million, or 33%, from the three months ended March 31, 2010. As a percentage of total revenue, sales and marketing expenses were 66% for the three months ended March 31, 2011, compared to 45% for the three months ended March 31, 2010. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets. Advertising and marketing expenses grew by $5.6 million and were primarily related to increased cost of television media over the prior year due to declining yields on our media spend as a result of tightening media markets in the U.S., the U.K. and Germany, the launch of our new advertising campaign focused on promoting language learning and our brand, and an increase in internet marketing due to increased spending in online social media networks. Personnel-related costs related to growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities increased by $1.8 million over the prior year period. Consulting and outside clerical services expense in support of our marketing and sales support activities increased by $1.1 million over the prior year period. Additionally, travel and training expense increased by $0.5 million over the prior period as a result of increased travel in our institutional sales channel and global initiatives. The number of worldwide kiosks decreased from 240 as of March 31, 2010 to 237 as of March 31, 2011. We plan to continually evaluate our U.S. kiosk performance in 2011 to continue balancing the positive branding with the profitability of the kiosk, potentially closing underperforming kiosk locations. In the U.S. market we changed our media strategy to include advertising that promotes language learning and our brand. This change could increase our marketing expenses relative to revenue in future periods.

Research and Development Expenses

        Research and development expenses were $6.5 million for the three months ended March 31, 2011, an increase of $1.0 million, or 19%, from the three months ended March 31, 2010. As a percentage of revenue, research and development expenses increased to 11% for the three months ended March 31,

2011 compared to 9% for the three months ended March 31, 2010. The dollar and percentage increases were primarily attributable to increases in development personnel and consulting-related costs associated with the development of new products and services that are complementary to our existing solutions. We expect research and development expenses to increase in future periods as we continue to develop our English remediation solution for our Asian markets, invest in new digital platforms such as the iPad, roll out our Version 4 TOTALe product in our international markets, and support institutional development initiatives.

General and Administrative Expenses

        General and administrative expenses for the three months ended March 31, 2011 were $14.8 million, an increase of $1.2 million, or 9%, from the three months ended March 31, 2010. As a percentage of revenue, general and administrative expenses increased to 26% for the three months ended March 31, 2011 compared to 22% for the three months ended March 31, 2010. The dollar and percentage increases were primarily attributable to a $1.8 million increase in personnel-related costs due to expansion of our finance, legal, human resources, information technology and other administrative functions which enable continued support for our overall growth and international expansion. IT and infrastructure expenses increased $1.2 million related to hardware and software upgrades, hosting, and telephone. Additionally, consulting expenses increased $0.8 million primarily related to investment in our IT infrastructure and cost realignment initiatives. These increases were partially offset by a $3.0 million decrease in legal fees associated with our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions. In 2011, we expect there will be increases to certain general and administrative expenses to support expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

Interest and Other Income (Expense)

	Three months ended March 31,		2011 versus 2010
	2011	2010	Change	% Change
	(dollars in thousands)
Interest Income	$80	$77	$3	3.9%
Interest Expense	(3)	(8)	5	-62.5%
Other Income (Expense)	2	(8)	10	-125.0%

Total	$79	$61	$18	29.5%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended March 31, 2011 was $80,000, an increase of $3,000, or 4%, from the three months ended March 31, 2010.

        Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of March 31, 2011, as well as interest related to our other operating leases. Interest expense for the three months ended March 31, 2011 was $3,000, a decrease of $5,000 or 63%, from the three months ended March 31, 2010. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

        Other income for the three months ended March 31, 2011 was $2,000 an increase of $10,000 or 125% from the three months ended March 31, 2010. The increase was primarily due to an increase in trademark infringement awards compared to the prior year period.

Income Tax Expense (Benefit)

	Three months ended March 31,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands)
Income tax expense (benefit)	$(4,236)	$1,954	$(6,190)	-316.8%

        Income tax expense (benefit) for the three months ended March 31, 2011 was ($4.2) million, a decrease of $6.2 million, or 317%, compared to the three months ended March 31, 2010. The decrease was the result of a decrease of $20.5 million in pre-tax income for the three months ended March 31, 2011. Our effective tax rate increased to 31% for the three months ended March 31, 2011 compared to 28% for the three months ended March 31, 2010. The increase in our effective tax rate was a result of changes in the geographic distribution of our income.

Liquidity and Capital Resources

        Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

        On January 16, 2009, we entered into a new secured credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that provided us with a $12.5 million revolving line of credit. This revolving credit facility had a two-year term and the applicable interest rate is 2.5% above one month LIBOR. On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire.

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

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2011, compared to $4.6 million for the three months ended March 31, 2010, a decrease of $3.7 million. Net cash provided by operating activities was primarily generated from net income (loss) as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable, offset in part by decreases in net liabilities. Net loss totaled $9.3 million for the three months ended March 31, 2011 compared to net income of $5.0 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred depreciation, amortization and stock compensation expense in the amount of $3.6 million, compared to $2.3 million for the three months ended March 31, 2010. Accounts receivable decreased by $18.3 million for the three months ended March 31, 2011, the result of increased collection efforts compared to a decrease of $9.6 million for the three months ended March 31, 2010. This decrease was partially offset by a decrease in accounts payable of $1.0 million primarily the result of more efficient cash management and the timing of cash expenditures, and a decrease in accrued compensation of $2.9 million related to annual incentive payments. In the future, our cash flow management may not be successful in extending the timing of payments to vendors, which would then cause this cash flow benefit to reverse. If our efforts to reposition the U.S. consumer business are not successful, we would anticipate our cash flow from operations to decline for the remainder of 2011.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $4.5 million for the three months ended March 31, 2011, compared to $1.1 million for the three months ended March 31, 2010, an increase of $3.4 million. Our investing activities during these periods primarily related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth and international expansion, and the purchase of short-term investments.

  Net Cash Used In Financing Activities

        Net cash provided by financing activities was $55,000 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $0.2 million for the three months ended March 31, 2010. Net cash provided by financing activities during the three months ended March 31, 2011 primarily related to proceeds received from stock option exercises.

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

  Contractual Obligations

        The following table summarizes our contractual obligations at March 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$10,933	$6,076	$4,381	$476	$—

Total	$10,933	$6,076	$4,381	$476	$—

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. We have incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

        On or about April 28, 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. On March 16, 2011, the case was removed to the United States District Court for the Northern District of California, Oakland Division. We intend to vigorously defend this matter. However, we cannot predict the timing and the ultimate outcome of this matter. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

        On or about March 24, 2011, a purported securities class action lawsuit was filed on behalf of persons who purchased our publicly traded securities between February 25, 2010 and February 28, 2011 against the Company and certain of our present and former officers in the United States District Court for the Eastern District of Virginia alleging violations of federal securities law in connection with various public statements and alleged material omissions made by us. The complaint names as defendants Rosetta Stone Inc., Tom P.H. Adams, President and Chief Executive Officer, Brian D. Helman, former Chief Financial Officer, and Matthew C. Sysak, Vice President and Controller. We intend to vigorously defend this matter. However, we cannot predict the timing and ultimate outcome of this case. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

        From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or results of operations.

Item 1A.    Risk Factors

        There have been no material changes to our risk factors contained in our Annual Report on Form 10-K filed on March 14, 2011 with the U.S. Securities and Exchange Commission for the period ended December 31, 2010. For a further discussion of our Risk Factors, refer to the "Risk Factors" discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

ROSETTA STONE INC.
/s/ STEPHEN M. SWAD Stephen M. Swad Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: May 9, 2011