Form 10-Q
period 2011-06-30
ROSETTA STONE INC
filed 2011-08-08
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number: 1-34283

ROSETTA STONE INC.

(Exact name of Registrant as specified in its charter)

Delaware	043837082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1919 North Lynn St., 7th Fl,
Arlington, Virginia	22209
(Address of Principal Executive Offices)	(Zip Code)

800-788-0822

(Registrant’s telephone number, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of August 2, 2011, 21,098,234 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,814	$115,756
Restricted cash	61	85
Short term investments	8,317	6,410
Accounts receivable (net of allowance for doubtful accounts of $1,603 and $1,761, respectively)	40,008	48,056
Inventory	9,726	9,928
Prepaid expenses and other current assets	7,243	7,763
Income tax receivable	10,240	2,210
Deferred income taxes	8,565	11,159
Total current assets	190,974	201,367
Property and equipment, net	22,142	21,073
Goodwill	34,890	34,856
Intangible assets, net	10,903	10,948
Deferred income taxes	6,294	6,498
Other assets	3,068	1,732
Total assets	$268,271	$276,474
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,508	$7,631
Accrued compensation	10,970	10,514
Other current liabilities	32,772	32,625
Deferred revenue	42,983	41,965
Total current liabilities	97,233	92,735
Deferred revenue	2,745	5,193
Other long-term liabilities	238	230
Total liabilities	100,216	98,158
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June, 2011 and December 31, 2010, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,097 and 20,975 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	142,106	139,022
Accumulated income	25,238	39,069
Accumulated other comprehensive income	709	223
Total stockholders’ equity	168,055	178,316
Total liabilities and stockholders’ equity	$268,271	$276,474

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue:
Product	$48,055	$50,885	$90,358	$104,618
Subscription and service	18,688	9,763	33,362	19,044
Total revenue	66,743	60,648	123,720	123,662
Cost of revenue:
Cost of product revenue	8,773	6,513	17,568	14,292
Cost of subscription and service revenue	2,747	1,089	5,414	1,952
Total cost of revenue	11,520	7,602	22,982	16,244
Gross profit	55,223	53,046	100,738	107,418
Operating expenses
Sales and marketing	40,535	29,441	78,354	57,802
Research and development	6,354	6,100	12,838	11,570
General and administrative	13,809	12,416	28,617	26,059
Total operating expenses	60,698	47,957	119,809	95,431
Income (loss) from operations	(5,475)	5,089	(19,071)	11,987
Other income and (expense):
Interest income	83	29	162	106
Interest expense	(2)	(8)	(4)	(16)
Other income (expense)	47	(204)	49	(212)
Total other income (expense)	128	(183)	207	(122)
Income (loss) before income taxes	(5,347)	4,906	(18,864)	11,865
Income tax provision (benefit)	(797)	1,207	(5,033)	3,160
Net income (loss)	$(4,550)	$3,699	$(13,831)	$8,705
Earnings (loss) per share:
Basic	$(0.22)	$0.18	$(0.67)	$0.43
Diluted	$(0.22)	$0.17	$(0.67)	$0.41
Common shares and equivalents outstanding:
Basic weighted average shares	20,716	20,346	20,695	20,302
Diluted weighted average shares	20,716	21,220	20,695	21,148

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,831)	$8,705
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	3,141	1,925
Bad debt expense	308	202
Depreciation and amortization	4,255	2,991
Deferred income tax benefit	2,964	361
Loss on disposal of equipment	16	26
Net change in:
Restricted cash	23	(58)
Accounts receivable	7,987	4,318
Inventory	240	(3,382)
Prepaid expenses and other current assets	551	(524)
Income tax receivable	(8,241)	(6,369)
Other assets	(1,316)	(300)
Accounts payable	2,757	(41)
Accrued compensation	397	(2,734)
Other current liabilities	357	893
Excess tax benefit from stock options exercised	(31)	(527)
Other long term liabilities	(12)	(176)
Deferred revenue	(1,572)	1,240
Net cash (used) provided by operating activities	(2,007)	6,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,465)	(3,167)
Purchases of available-for-sale securities	(1,906)	—
Acquisition, net of cash acquired	(75)	—
Net cash used in investing activities	(7,446)	(3,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	80	709
Tax benefit of stock options excercised	31	527
Payments under capital lease obligations	(5)	(2)
Net cash provided by financing activities	106	1,234
Increase (decrease) in cash and cash equivalents	(9,347)	4,617
Effect of exchange rate changes in cash and cash equivalents	405	(120)
Net increase (decrease) in cash and cash equivalents	(8,942)	4,497
Cash and cash equivalents—beginning of year	115,756	95,188
Cash and cash equivalents—end of year	$106,814	$99,685
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$4	$16
Income taxes, net	$1,204	$8,851
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,229	$557
Equipment acquired under capital lease	$16	$14

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries (“Rosetta Stone,” the “Company” or the “Successor”) develops, markets and supports a suite of language learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company’s software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has nine wholly owned operating subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone Brazil Holding LLC, a Delaware Corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, Rosetta Stone GmbH, a company incorporated under the laws of Germany, Rosetta Stone Korea Ltd., a company incorporated under the laws of the Republic of Korea, and Rosetta Stone Ensino de Linguas Ltda., a company incorporated under the laws of Brazil.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2011 and December 31, 2010, the Company’s results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to June 30, 2011 or to the three and six months ended June 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Revenue Recognition

Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone V4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. The Company recognizes revenue for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition (“ASC 985-605”).

Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from packaged software and audio practice products and online software subscriptions are recorded net of discounts.

Revenue is recognized from the sale of packaged software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end-user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products are recognized as the products are shipped and title passes and risks of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives (“ASC 985-605-50”), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from us with a six-month right of return. The company also allows its retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products (“ASC 985-605-15”), product revenue is reduced for estimated returns, which are based on historical return rates.

Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background (“ASC 985-605-05”). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between 3 and 12 months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between 6 and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional charge. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

Revenue for online service subscriptions for dedicated conversational coaching are recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically range from 3 to 15 months. Rosetta Stone V4 TOTALe bundles, which include dedicated conversational coaching online services and packaged software, allow customers to begin their online services at any point during a registration window, which is 6 months from the date of purchase from the Company or an authorized reseller. Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

The Company has been engaged to develop language learning software for certain endangered languages under fixed-fee arrangements. These arrangements also include contractual periods of post-contract support (“PCS”) and online hosting services ranging from one to ten years. Revenue for multi-element contracts are recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

Revenue Recognition for Arrangements with Multiple Deliverables

As of January 1, 2010, the Company began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU No. 2009-13”). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect its best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification topic 740, Income Taxes (“ASC 740”), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

Fair Value of Financial Instruments

In 2008 and 2009, the Company adopted the provisions of ASC No. 820, “Fair Value Measurements.” The valuation techniques required by ASC No. 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of our acquisition of SGLC International Co. Ltd. (“SGLC”) in 2009:

	Fair Value as of June 30, 2011 using:				Fair Value as of June 30, 2010 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	June 30,	Assets	Observable Inputs	Inputs	June 30,	Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$8,317	$8,317	$—	$—	$—	$—	$—	$—
Total	$8,317	$8,317	$—	$—	$—	$—	$—	$—
Liabilities:
Contingent purchase price accrual	$573	$—	$—	$573	$850	$—	$—	$850
Total	$573	$—	$—	$573	$850	$—	$—	$850

There were no changes in the valuation techniques or inputs used as the basis to calculate the contingent purchase price accrual.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance Accounting Standards Codification topic 718, Compensation—Stock Compensation (“ASC 718”), which was adopted by the Company effective January 1, 2006. Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

Stock Options

During the six months ended June 30, 2011, 535,002 stock options were granted at a weighted average exercise price of $14.70 per share. The aggregate grant date fair value of options issued during the period was $4.3 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period. During the six months ended June 30, 2010, 365,528 stock options were granted at a weighted average exercise price of $25.84 per share. During the six months ended June 30, 2011 and 2010, 12,011 and 91,665 stock options were exercised, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was approximately $0.1 million and $1.5 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2011 and 2010, the fair value of options granted was calculated using the following assumptions:

Six Months Ended
June 30,
	2011	2010

Expected stock price volatility	57.1% - 57.7%	61.2% - 66.0%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.55% - 2.35%	1.84% - 2.59%

Since the Company’s stock has been publicly quoted since April 2009 and the Company has a limited history of stock option activity, the Company reviewed a group of comparable industry-related companies to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing data from the peer group, the Company also considered the contractual option term and vesting period when determining the expected option life and forfeiture rate. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

Restricted Stock

During the six months ended June 30, 2011, 128,431 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $2.0 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period.  The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant. During the six months ended June 30, 2010, 79,982 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $2.0 million.

Restricted Stock Units

During the six months ended June 30, 2011, 17,471 restricted stock units were granted.  The aggregate grant date fair value of the awards was $238,000, which will be recognized as expense on the grant date, as the awards were immediately vested.   The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

Long Term Incentive Program

On January 4, 2011, the Company’s Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program (“LTIP”), a new Long-Term Incentive plan for certain of the Company’s executives. The LTIP will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “Plan”), and the 1,000,000 shares allocated to the LTIP will be taken from the shares reserved under the Plan. Executives designated by the Board of Directors will be eligible to receive shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received will be restricted in that after issuance of the shares, they are subject to vesting over a two year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors will allocate a share incentive pool amongst the participating executives as specified in individual award agreements.

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

During the six months ended June 30, 2011, the Company recorded $0.6 million to stock-based compensation expense related to the LTIP, and as of June 30, 2011, there was $5.5 million of unrecognized stock-based compensation expense related to minimum awards that is expected to be recognized over a period of 5 years.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of Revenue	$10	$9	$20	$22
Sales and marketing	288	175	534	339
Research & development	369	316	697	569
General and administrative	1,037	550	1,890	995
Total	$1,704	$1,050	$3,141	$1,925

Foreign Currency Translation and Transactions

The functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income (loss) in stockholders’ equity.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income (loss)	$(4,550)	$3,699	$(13,831)	$8,705
Foreign currency translation loss (gain)	227	29	502	(59)
Unrealized gain (loss) on available-for-sale securities	(3)	—	(16)	—
Total comprehensive income (loss)	$(4,326)	$3,728	$(13,345)	$8,646

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising expense for the three and six months ended June 30, 2011 were $18.6 million and $35.0 million, respectively, and for the three and six months ended June 30, 2010 were $11.2 million and $22.0 million, respectively.

Recently Issued Accounting Standards

In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. The final standard is expected to be issued in calendar year 2011. The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position. This exposure draft is non-cash in nature and will not impact the Company’s cash position.

Accounting Standards Update No. 2011-05—Comprehensive Income (Topic 220).  Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, thus the adoption of such standard will not have a material impact on the Company’s reported results of operations and financial position

3. NET INCOME (LOSS) PER SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Numerator:
Net Income (loss)	$(4,550)	$3,699	$(13,831)	$8,705
Denominator:
Weighted average number of common shares:
Basic	20,716	20,346	20,695	20,302
Diluted	20,716	21,220	20,695	21,148
Income (loss) per common share:
Basic	$(0.22)	$0.18	$(0.67)	$0.43
Diluted	$(0.22)	$0.17	$(0.67)	$0.41

For the three and six months ended June 30, 2011 and 2010, the following common stock equivalent shares were included in the calculation of the Company’s diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Equity Instruments:
Restricted common stock units	—	10	—	10
Restricted common stock	—	114	—	117
Stock options	—	750	—	719
Total common stock equivalent shares	—	874	—	846

For the three months ended June 30, 2011, outstanding stock options, restricted stock units and restricted stock of 2.5 million, 40,000 and 370,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

Share based awards to purchase 332,215 shares of common stock that had an exercise price in excess of the average market price of the common stock during the three and six months ended June 30, 2010, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

4. INVENTORY

Inventory consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$5,903	$4,423
Finished goods	3,823	5,505
Total inventory	$9,726	$9,928

5. GOODWILL

The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other (“ASC 350”). If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. For income tax purposes, the goodwill balance is amortized over a period of 15 years. Beginning in 2011, the Company began reporting its results in two reporting units—Consumer and Institutional.  The Company’s annual testing resulted in no impairments of goodwill since the dates of acquisition.

The following table represents the balance and changes in goodwill, by reporting unit, for the six months ended June 30, 2011 (in thousands):

	Consumer	Institutional
	Operating	Operating
	Segment	Segment	Total

Balance as of December 31, 2010	$15,685	$19,171	$34,856
Effect of change in foreign currency rate	15	19	34
Balance as of June 30, 2011	$15,700	$19,190	$34,890

6. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,850	(10,831)	19	10,844	(10,800)	44
Website	12	(12)	—	12	(12)	—
Patents	300	(23)	277	300	(3)	297
Total	$24,222	$(13,319)	$10,903	$24,216	$(13,268)	$10,948

Amortization of intangible assets for the three months ended June 30, 2011 and 2010 totaled $24,000 and $14,000, respectively. For the three months ended June 30, 2011 and 2010, $10,000 and zero was included in research and development expense and $14,000 and $14,000 was included in sales and marketing expense, respectively.

Amortization of intangible assets for the six months ended June 30, 2011 and 2010 totaled $47,000 and $27,000, respectively. For the six months ended June 30, 2011 and 2010, $20,000 and zero was included in research and development expense and $27,000 and $27,000 was included in sales and marketing expense, respectively.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2011 and years thereafter (dollars in thousands):

2011—remaining	$38
2012	40
2013	40
2014	40
2015	40
Thereafter	98
Total	$296

In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the six months ended June 30, 2011 or June 30, 2010.

7. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	June 30,	December 31,
	2011	2010
Marketing expenses	$16,874	$11,075
Professional and consulting fees	3,527	2,820
Sales return reserve	4,735	8,391
Taxes payable	1,876	2,722
Other	5,760	7,617
	$32,772	$32,625

8. BORROWING AGREEMENT

On January 16, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which provided the Company with a $12.5 million revolving line of credit. This revolving credit facility had a two-year term and the applicable interest rate was 2.5% above one month LIBOR, or approximately 2.76% as of December 31, 2010. On January 16, 2009, the Company borrowed approximately $9.9 million under this revolving credit facility and used these funds to repay the entire outstanding principal and interest of the Term Loan the Company had with Madison Capital. As a result, the Company had no borrowings owed to Madison Capital under either their Term Loan or Revolver, and the Company had terminated these credit agreements. As a result of the early repayment of the Madison Capital Loan, the Company wrote-off the remaining unamortized capitalized financing costs associated with this loan. The amount of the write-off was approximately $0.2 million. Upon completion of the Company’s initial public offering, the Company repaid the $9.9 million balance of its revolving credit facility with Wells Fargo during the three months ended June 30, 2009, and a total of $12.5 million under revolving credit facility was available to the Company for borrowing thereunder.

Interest expense for the six months ended June 30, 2011 and 2010 was $4,000 and $16,000, respectively.

On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire.

9. INCOME TAXES

In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six month period ended June 30, 2011 is based on the estimated annual effective tax rate for fiscal year 2011. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

The Company adopted Accounting Standards Codification topic 740-10-25, Income Taxes: Overall: Background (“ASC 740-10-25”) on January 1, 2007, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At the adoption date and as of June 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. The Company’s practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at both the adoption date and for the six months ended June 30, 2011.

10. STOCK PLANS

2006 Stock Incentive Plan

On January 4, 2006, the Company established the Rosetta Stone Inc. 2006 Stock Incentive Plan (the “2006 Plan”) under which the Company’s Board of Directors, at its discretion, could grant stock options to employees and certain directors of the Company and affiliated entities. The 2006 Plan initially authorized the grant of stock options for up to 1,942,200 shares of common stock. On May 28, 2008, the Board of Directors authorized the grant of additional stock options for up to 195,000 shares of common stock under the plan, resulting in total stock options available for grant under the 2006 Plan of 2,137,200 as of December 31, 2008. The stock options granted under the 2006 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercises of stock options will be issued from the Company’s authorized available stock.

2009 Omnibus Incentive Plan

On February 27, 2009, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2009 Plan”) that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.  On May 26, 2011 the Board of Directors authorized and the Company’s shareholders’ approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan.

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants.  At June 30, 2011 there were 1,491,240 shares available for future grant under the 2009 Plan.

In accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation (“ASC 718”), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

Stock Options

The following table summarized the Company’s stock option activity from January 1, 2011 to June 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value

Options Outstanding, January 1, 2011	2,020,927	$13.25	7.36	$17,733,080
Options granted	535,002	14.7
Options excercised	(12,011)	6.52
Options cancelled	(35,650)	19.16
Options Outstanding, June 30, 2011	2,508,268	13.50	7.47	11,836,517
Vested and expected to vest at June 30, 2011	2,287,348	13.05	7.30	11,578,320
Excercisable at June 30, 2011	1,304,467	9.01	6.00	10,512,882

As of June 30, 2011, there was approximately $9.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.98 years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with ASC 718.

Restricted Stock Awards

During the six months ended June 30, 2011, 128,431 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $2.0 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the six months ended June 30, 2011, 18,284 shares of restricted stock were forfeited. As of June 30, 2011, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $5.7 million and is expected to be recognized over a period of 2.86 years.

The following table summarized the Company’s restricted stock award activity from January 1, 2011 to June 30, 2011:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Nonvested Awards, January 1, 2011	307,524	$21.69
Awards granted	128,431	15.52
Awards vested	(47,729)	20.85
Awards cancelled	(18,284)	19.82
Nonvested Awards, June 30, 2011	369,942	19.75	$7,306,355

Restricted Stock Units

During the six months ended June 30, 2011, 17,471 restricted stock units were granted.  The aggregate grant date fair value of the awards was $238,000, which will be recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

Long Term Incentive Program

On January 4, 2011, the Company’s Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program (“LTIP”), a new Long-Term Incentive plan for certain of the Company’s executives. The LTIP will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “Plan”), and the 1,000,000 shares allocated to the LTIP will be taken from the shares reserved under the Plan. The purpose of the LTIP is to: advance the best interests of the Company; motivate senior management to achieve key financial and strategic business objectives of the Company; offer eligible executives a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. Executives designated by the Board of Directors will be eligible to receive shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received will be restricted in that after issuance of the shares; they are subject to vesting over a two year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors will allocate a share incentive pool amongst the participating executives as specified in individual award agreements. Although minimum participation percentages have been communicated to certain plan participants, all share grants under the LTIP are contingent upon achievement of the market capitalization thresholds.

In accordance with the agreements communicated to the executives after the approval of the plan by the Board of Directors, the LTIP participants were granted minimum participation percentages of each tranche of shares issued at each milestone level reached. As of June 30, 2011, the target market capitalization required to trigger the first issuance of shares was below the minimum threshold, and no shares were issued. The minimum participation percentages given to plan participants were considered grants in accordance with the provisions of ASC 718. The grant date fair value of the minimum awards was $6.1 million which was derived using a Monte Carlo valuation model. This value will be amortized as stock-based compensation expense over the derived service period of 5 years. Stock-based compensation expense for unallocated LTIP shares will be recognized when the milestones are met, the Board determines the allocation to each individual, and the shares are granted. The grant date fair value determined at that time will be amortized over the vesting period.

Stock-based compensation expense related the LTIP was $0.3 million and $0.6 million for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, there was $5.5 million of unrecognized stock-based compensation expense related to minimum awards that is expected to be recognized over a period of 5 years.

11. STOCKHOLDERS’ EQUITY

At June 30, 2011, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2011, the Company had shares of Common Stock issued and outstanding of 21,096,807.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk’s sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to five years. Building, warehouse and office space leases range from three months to 85 months. Certain leases also include lease renewal options.

The following table summarizes future minimum operating lease payments for the remaining six months of 2011 and the years thereafter (in thousands):

Periods Ending December 31,
2011-remaining	$4,226
2012	4,951
2013	3,820
2014	1,558
2015 and thereafter	387
$14,942

Rent expense was $3.2 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively.  Rent expense was $6.9 million and $6.3 million for the six months ended June 30, 2011 and 2010, respectively.

The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.7 million at June 30, 2011. The deferred rent asset was $53,000 at June 30, 2011. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Litigation

In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. The Company has appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. The Company has incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

On or about April 28, 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company’s violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. On March 16, 2011, the case was removed to the United States District Court for the Northern District of California, Oakland Division. We intend to vigorously defend this matter. However, we cannot predict the timing and the ultimate outcome of this matter or estimate the range of possible loss with certainty at this time. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

On or about March 24, 2011, a purported securities class action lawsuit was filed on behalf of persons who purchased the Company’s publicly traded securities between February 25, 2010 and February 28, 2011 against the Company and certain of its present and former officers in the United States District Court for the Eastern District of Virginia alleging violations of federal securities law in connection with various public statements and alleged material omissions made by the Company. The complaint names as defendants Rosetta Stone Inc., Tom P.H. Adams, President and Chief Executive Officer, Brian D. Helman, former Chief Financial Officer, and Matthew C. Sysak, Vice President and Controller. We intend to vigorously defend this matter. However, we cannot predict the timing and ultimate outcome of this case or estimate the range of possible loss with certainty at this time. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding, including those listed above, the ultimate outcome of which, in its judgment based on information currently available, are expected to have a material impact on its business, financial condition or results of operations.

13. SEGMENT INFORMATION

Beginning in 2011, we started to manage our business in two operating segments—Consumer and Institutional. These segments also represent our reportable segments.

We began to measure the performance of our operating segments in the first quarter of 2011 based upon operating segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, stock-based compensation. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.

With the exception of goodwill, we do not identify or allocate our assets by operating segment. Consequently, we do not present assets or liabilities by operating segment.

Operating results by segment for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Consumer	$50,620	$46,399	$93,281	$97,620
Institutional	16,123	14,249	30,439	26,042
Total Revenue	$66,743	$60,648	$123,720	$123,662

Segment contribution:
Consumer	$18,737	$20,455	$28,600	$44,979
Institutional	9,916	9,506	19,186	17,879
Total segment contriubtion	28,653	29,961	47,786	62,858
Unallocated expenses, net:
Amortization of acquired intangibles	10	—	20	—
Stock-based compensation	1,536	974	2,835	1,782
Unallocated cost of sales	5,501	1,896	10,721	4,418
Unallocated sales and marketing	8,427	4,501	14,740	8,807
Unallocated research and development	5,975	5,784	12,121	11,002
Unallocated general and administrative	12,679	11,717	26,420	24,862
Total unallocated expenses, net	34,128	24,872	66,857	50,871
Operating income (loss)	(5,475)	5,089	(19,071)	11,987
Other income, net	128	(183)	207	(122)
Income (loss) before provision for income taxes	$(5,347)	$4,906	$(18,864)	$11,865

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase our products. The geographic locations of distributors and resellers who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$53,418	$52,139	$94,688	$104,615
International	13,325	8,509	29,032	19,047
Total Revenue	$66,743	$60,648	$123,720	$123,662

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward- looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Unless the context otherwise requires, references in this Report to “we”, “us” or “our” shall mean the Company.

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

The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 82% of our revenue for the year ended December 31, 2010 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Apple, Barnes & Noble,  Best Buy, Staples, Costco and Office Depot.

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

Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. The content of our packaged software and subscription offerings are the same. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we defer approximately 10%-25% of each of these bundled sales over the term of the subscription license.

We sell our solutions directly to individuals, educational institutions, corporations, government agencies and armed forces. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we own, as well as through select retailers. The majority of our consumer customers purchase our packaged software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different. Revenues were flat in the first half of 2011.   We anticipate that revenue growth in the second half of 2011 will continue to slow and revenue associated with the U.S. Consumer business may continue to decline.

For the three and six months ended June 30, 2011, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation. This presentation is also consistent with how we manage the home school channel.

Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2010 accounted for 29% of our annual revenue in 2010. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue, however government budget reductions may negatively affect future revenue.

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

Sales and Marketing.  Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea, in 2010 we established an office in Germany, and in 2011 we established an office in Brazil. In each case we established local sales offices, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to continue to increase in future periods.

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

General and Administrative.  General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in future periods as we expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, independent director compensation, exchange listing fees and stockholder related fees, higher insurance premiums and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act of 2002. In 2011, there have been and we expect that there will continue to be increases to certain general and administrative expenses to support our expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of June 30, 2011 and December 31, 2010. Interest income represents interest received on our cash and cash equivalents.

Income Tax Expense (Benefit)

For the six months ended June 30, 2011, our worldwide effective tax rate was approximately 27%. For the year ended December 31, 2010, our effective tax rate was approximately (3%) primarily as a result of the release of the valuation allowance on deferred tax assets in the United Kingdom and Japan subsidiaries. The effective rate includes federal, state and international components. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates. We expect our worldwide rate to be approximately 24-31% in 2011 and beyond assuming no general change in federal, state or foreign income tax rates applicable to companies such as ours.

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

Revenue Recognition for Arrangements with Multiple Deliverables

As of January 1, 2010, we began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU No. 2009-13”). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, we allocate revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price that we actually charge for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Goodwill

In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. Beginning in 2011, we began reporting our results in two reporting units—Consumer and Institutional. The first step is a screen for potential impairment by comparing the fair value of our reporting units with their carrying amount. The second step measures the amount of impairment loss, if any. As of June 30, 2011 and 2010, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor are the reporting units at risk of failing step one of the goodwill impairment test.

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

•                          Goodwill

•                          Other Intangible Assets

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$48,055	$50,885	$(2,830)	-5.6%
Subscription and service	18,688	9,763	8,925	91.4%
Total revenue	66,743	60,648	6,095	10.0%

Cost of revenue
Cost of product revenue	8,773	6,513	2,260	34.7%
Cost of subscription and service revenue	2,747	1,089	1,658	152.2%
Total cost of revenue	11,520	7,602	3,918	51.5%

Gross margin	55,223	53,046	2,177	4.1%

Operating Expenses:
Sales and marketing	40,535	29,441	11,094	37.7%
Research and development	6,354	6,100	254	4.2%
General and administrative	13,809	12,416	1,393	11.2%
Total operating expenses	60,698	47,957	12,741	26.6%

Income (loss) from operations	(5,475)	5,089	(10,564)	-207.6%

Other income and expense:
Interest income	83	29	54	186.2%
Interest expense	(2)	(8)	6	-75.0%
Other (expense) income	47	(204)	251	123.0%
Total interest and other income (expense), net	128	(183)	311	169.9%

Income (loss) before income taxes	(5,347)	4,906	(10,253)	-209.0%
Income tax expense (benefit)	(797)	1,207	(2,004)	-166.0%
Net income (loss)	$(4,550)	$3,699	$(8,249)	-223.0%

Comparison of the three months ended June 30, 2011 and the three months ended June 30, 2010

Our revenue increased to $66.7 million for the three months ended June 30, 2011 from $60.6 million for the three months ended June 30, 2010. The increase in revenue was primarily due to international growth of $4.8 million over the prior year period.  Bookings, calculated as revenue plus the change in deferred revenue, increased to $66.7 million for the three months ended June 30, 2011 from $64.0 million for the three months ended June 30, 2010.  The increase in bookings was primarily due to an increase in consumer units sold.  The number of consumer units sold increased from 120,000 to 140,000, or 17% during the three months ended June 30, 2011, compared to the prior year period, resulting in a $7.8 million increase in revenue, offset by a decrease in average selling price per unit from $391 to $355, which resulted in a $5.0 million decrease in revenue.  Institutional net bookings decreased by $0.1 million, from $17.1 million for the three months ended June 30, 2010 to $17.0 million for the three months ended June 30, 2011.

We reported an operating loss of $5.5 million during the three months ended June 30, 2011 compared to operating income of $5.1 million in the three months ended June 30, 2010. The operating loss was primarily due to an increase in operating expenses of $12.7 million partially offset by an increase in gross profit of $2.2 million.  The increase in operating expenses was primarily due to $3.7 million in personnel-related costs and $7.3 million in increased media and marketing activities, primarily outside of the U.S.

As of June 30, 2011 and June 30, 2010 we employed approximately 1,800 personnel, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)
Consumer:
Direct-to-Consumer	$30,984	46.4%	$25,142	41.5%	$5,842	23.2%
Kiosk	7,368	11.0%	8,683	14.3%	(1,315)	-15.1%
Retail	10,752	16.1%	11,200	18.5%	(448)	-4.0%
Homeschool	1,516	2.3%	1,374	2.3%	142	10.3%
Total consumer revenue	50,620	75.8%	46,399	76.5%	4,221	9.1%
Institutional	16,123	24.2%	14,249	23.5%	1,874	13.2%
Total Revenue	$66,743	100.0%	$60,648	100.0%	$6,095	10.0%

Consumer Segment

Consumer revenue was $50.6 million for the three months ended June 30, 2011, an increase of $4.2 million, or 9%, from the three months ended June 30, 2010. Consumer bookings, calculated as revenue plus the change in deferred revenue, increased to $49.7 million for the three months ended June 30, 2011 from $46.9 million for the three months ended June 30, 2010.  The increase in bookings was primarily due to international growth.  The number of units sold increased from 120,000 to 140,000 or 17% during the three months ended June 30, 2011, compared to the prior year period, resulting in an $7.8 million increase in revenue, offset by a decrease in average selling price per unit from $391 to $355, which resulted in a $5.0 million decrease in revenue.  The decrease in average selling price per unit was the result of our ongoing price testing across all channels in the U.S. market

There was a $1.4 million decrease in consumer deferred revenue during the three months ended June 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

Product revenue represented 86% of total consumer revenue for the three months ended June 30, 2011, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market during the third quarter of 2010, Japan during the first quarter of 2011 and the U.K. during the second quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 25% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

Direct-to-Consumer

Direct-to-consumer revenue was $31.0 million for the three months ended June 30, 2011, an increase of $5.8 million or 23%, from the three months ended June 30, 2010. The increase in direct-to-consumer revenue was primarily driven by $3.1 million in growth in our international direct-to-consumer markets and a $2.7 million increase in our U.S. direct-to-consumer business. The worldwide average selling price per unit increased 6% during the three months ended June 30, 2011 compared to the prior year period, resulting in a $1.7 million increase in revenue, and units sold increased 9% during the three months ended June 30, 2011 compared to the prior year period, resulting in a $2.3 million increase in revenue.  There was a $1.8 million decrease in direct-to-consumer deferred revenue during the three months ended June 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

Kiosk

Kiosk revenue was $7.4 million for the three months ended June 30, 2011, a decrease of $1.3 million, or 15%, from the three months ended June 30, 2010. The number of worldwide kiosks decreased 15% from 246 as of June 30, 2010 to 209 as of June 30, 2011. The number of units sold increased 13% during the three months ended June 30, 2011 compared to the prior year period, resulting in a $1.1 million increase in revenue, primarily related to our price testing.  The worldwide average selling price per unit decreased 30% during the three months ended June 30, 2011, compared to the prior year period, resulting in a $2.8 million decrease in revenue. We plan to continually review kiosk performance in 2011 and we may close more underperforming kiosk locations in the second half of 2011.  There was a $0.4 million decrease in kiosk deferred revenue during the three months ended June 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

Retail

Retail revenue was $10.7 million for the three months ended June 30, 2011, a decrease of $0.5 million or 4% from the three months ended June 30, 2010. Units sold increased 28% during the three months ended June 30, 2011, compared to the prior year period, resulting in a $3.0 million increase in revenue, which was offset by a decrease in the worldwide average selling price per unit of 19% during the three months ended June 30, 2011 compared to the prior year period, resulting in a $2.7 million decrease in revenue. The decrease in average selling price per unit was the result of our ongoing price testing across all channels in the U.S. market. There was a $0.8 million increase in retail deferred revenue during the three months ended June 30, 2011 compared to the prior year period, which was primarily related to revenue deferrals for Version 4 TOTALe online services.

We are in the process of testing changes to the pricing of our products across all sales verticals in the U.S. market. While final results are not yet known, initial indications for our more significant distribution channels are that a reduction in the price of our products results in increased unit volume and revenue. Based on the test results to date, we recorded a reserve related to partial price protection offered to our retail partners.

We are actively working to reduce our business and financial exposures by working with key partners on how we could modify the way we do business together. We are considering, among other changes, changes to credit limits, payment terms, or a change from terms to consignment. Discussions are ongoing and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate impact, however a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. Alternatively, a change from terms to consignment could result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. Or, if the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash.

Home School

We reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

Home school revenue was $1.5 million for the three months ended June 30, 2011, an increase of $0.1 million or 10% from the three months ended June 30, 2010. Units sold increased 67% during the three months ended June 30, 2011, compared to the prior year period, resulting in a $0.9 million increase in revenue, which was offset by a decrease in the worldwide average selling price per unit of 34% during the three months ended June 30, 2011 compared to the prior year period, resulting in a $0.8 million decrease in revenue.

Institutional Segment

Institutional revenue was $16.1 million for the three months ended June 30, 2011, an increase of $1.9 million, or 13%, compared to the three months ended June 30, 2010. The increase in institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $1.4 million increase in education revenue and a $0.5 million increase in corporate and non-profit revenue in 2011, compared to the prior year period.  We were informed by the U.S. Army and the U.S. Marine Corps of their intention not to renew their contracts in excess of $6.0 million in the aggregate per annum.

Product revenue represented 28% of total institutional revenue for the three months ended June 30, 2011, and subscription and service revenue represented 72% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)
Product revenue	$48,055	72.0%	$50,885	83.9%	$(2,830)	-5.6%
Subscription and service revenue	18,688	28.0%	9,763	16.1%	8,925	91.4%
Total revenue	66,743	100.0%	60,648	100.0%	6,095	10.0%

Product Revenue

Product revenue decreased $2.8 million, to $48.1 million during the three months ended June 30, 2011 from $50.9 million during the three months ended June 30, 2010. Consumer product revenue decreased $1.4 million, primarily as a result of the allocation of revenue to the online services component of our software.  At the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions. Approximately 10% - 25% of each of these bundled sales is allocated to online services.  Institutional product revenues decreased $1.4 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

Subscription and service revenue increased approximately 91%, or $8.9 million, to $18.7 million for the three months ended June 30, 2011, from $9.8 million during the three months ended June 30, 2010. The increase in subscription and service revenues was due to a $5.6 million increase in consumer online service revenue related to Version 4 TOTALe and a $3.3 million increase in institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended June 30, 2011 and 2010:

	Three months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$48,055	$50,885	$(2,830)	-5.6%
Subscription and service	18,688	9,763	8,925	91.4%
Total revenue	66,743	60,648	6,095	10.0%

Cost of revenue
Cost of product revenue	8,773	6,513	2,260	34.7%
Cost of subscription and service revenue	2,747	1,089	1,658	152.2%
Total cost of revenue	11,520	7,602	3,918	51.5%

Gross profit	$55,223	$53,046	$2,177	4.1%

Gross margin percentages	82.7%	87.5%	-4.7%

Cost of Product Revenue

Cost of product revenue for the three months ended June 30, 2011 was $8.8 million, an increase of $2.3 million, or 35%, from the three months ended June 30, 2010. As a percentage of product revenue, cost of product revenue increased to 18% for the three months ended June 30, 2011 compared to13% for the three months ended June 30, 2010. The increase in cost was primarily attributable to $0.2 million increase in expense for inventory obsolescence and scrap associated with the international Version 4 TOTALe launches, a $0.5 million increase in expense associated with product support activities, a $0.7 million increase in expense associated with building the product, and a $0.3 million increase in commission expenses associated with our partners and affiliates.   We are exploring the possibility of changing our packaging in the second half of 2011, which could result in an increase in the cost of our product revenue and additional charges as we replace the packaging in our sales channels.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended June 30, 2011 was $2.7 million, an increase of $1.7 million, or 152% from the three months ended June 30, 2010. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 15% for the three months ended June 30, 2011 compared to 11% for the three months ended June 30, 2010. The increase in cost was primarily attributable to our web-based service offering in our Version 4 TOTALe product that includes a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX, our English remediation solution for our Asian markets.

Operating Expenses

	Three months ended June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Sales and marketing	40,535	$29,441	$11,094	37.7%
Research and development	6,354	6,100	254	4.2%
General and administrative	13,809	12,416	1,393	11.2%
Total operating expenses	$60,698	$47,957	$12,741	26.6%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2011 were $40.5 million, an increase of $11.1 million, or 38%, from the three months ended June 30, 2010. As a percentage of total revenue, sales and marketing expenses were 61% for the three months ended June 30, 2011, compared to 49% for the three months ended June 30, 2010. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets. Media and marketing activities grew by $7.3 million, primarily outside of the U.S., including the launch of our new advertising campaign focused on promoting language learning and our brand, increased media associated with the launch of Version 4 TOTALe in the U.K. and Japan, and increased internet marketing due to increased spending in online social media networks. Personnel-related costs as a result of growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities increased by $3.3 million over the prior year period over the prior year period. Additionally, travel and training expense increased by $0.2 million over the prior period as a result of increased travel in our institutional sales channel and global initiatives.  These costs were partially offset by a decrease of $0.8 million in kiosk related expenses as the number of worldwide kiosks decreased from 246 as of June 30, 2010 to 209 as of June 30, 2011. We plan to continually evaluate our kiosk performance in 2011 balancing the positive branding with the profitability of the kiosk, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 were $6.4 million, an increase of $0.3 million, or 4%, from the three months ended June 30, 2010. As a percentage of revenue, research and development expenses remained flat at 10% for the three months ended June 30, 2011 and June 30, 2010 respectively.  The dollar increase was primarily attributable to increases in development personnel of $0.7 million partially offset by a decrease in consulting related costs of $0.4 million associated with the development of new products and services that are complementary to our existing solutions. We expect research and development expenses to increase in future periods as we continue to develop our English remediation solution for our Asian markets, invest in new platforms such as the iPad, roll out our Version 4 TOTALe product in our international markets, and support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $13.8 million, an increase of $1.4 million, or 11%, from the three months ended June 30, 2010. As a percentage of revenue, general and administrative expenses remained flat at 21% for the three months ended June 30, 2011 and 2010 respectively. The dollar increase was primarily attributable to a $1.8 million increase in personnel-related costs due to our investment in our finance, legal, human resources, information technology and other administrative functions which enable continued support for our overall growth and international expansion. IT and infrastructure expenses increased $0.9 million related to hardware and software upgrades, hosting, and telephone. Additionally, consulting expenses increased $0.8 million primarily related to investment in our IT infrastructure and cost realignment initiatives. These increases were partially offset by a $1.7 million decrease in legal fees associated with our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions. In 2011, there have been and we expect there will continue to be increases to certain general and administrative expenses to support expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

Interest and Other Income (Expense)

	Three months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Interest Income	$83	$29	$54	186.2%
Interest Expense	(2)	(8)	6	-75.0%
Other Income (Expense)	47	(204)	251	123.0%
Total operating expenses	$128	$(183)	$311	169.9%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended June 30, 2011 was $83,000, an increase of $54,000, or 186%, from the three months ended June 30, 2010.

Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of June 30, 2011, as well as interest related to our other operating leases. Interest expense for the three months ended June 30, 2011 was $2,000, a decrease of $6,000 or 75%, from the three months ended June 30, 2010. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other income for the three months ended June 30, 2011 was $47,000 an increase of $251,000 or 123% from the three months ended June 30, 2010. The increase was primarily due to an increase in foreign exchange gains and an increase in trademark infringement awards compared to the prior year period.

Income Tax Expense (Benefit)

	Three months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$(797)	$1,207	$(2,004)	-166.0%

Income tax expense (benefit) for the three months ended June 30, 2011 was $(0.8) million, a decrease of $2.0 million, or 166%, compared to the three months ended June 30, 2010. The decrease was the result of a decrease of $10.3 million in pre-tax income for the three months ended June 30, 2011 and a decrease in our effective tax rate. Our effective tax rate decreased to 15% for the three months ended June 30, 2011 compared to 25% for the three months ended June 30, 2010. The decrease in our effective tax rate was a result of changes in the geographic distribution of our income.

Comparison of the six months ended June 30, 2011 and the six months ended June 30, 2010

	Six months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$90,358	$104,618	$(14,260)	-13.6%
Subscription and service	33,362	19,044	14,318	75.2%
Total revenue	123,720	123,662	58	0.0%

Cost of revenue
Cost of product revenue	17,568	14,292	3,276	22.9%
Cost of subscription and service revenue	5,414	1,952	3,462	177.4%
Total cost of revenue	22,982	16,244	6,738	41.5%

Gross margin	100,738	107,418	(6,680)	-6.2%

Operating Expenses:
Sales and marketing	78,354	57,802	20,552	35.6%
Research and development	12,838	11,570	1,268	11.0%
General and administrative	28,617	26,059	2,558	9.8%
Total operating expenses	119,809	95,431	24,378	25.5%

Income (loss) from operations	(19,071)	11,987	(31,058)	-259.1%

Other income and expense:
Interest income	162	106	56	52.8%
Interest expense	(4)	(16)	12	-75.0%
Other (expense) income	49	(212)	261	123.1%
Total interest and other income (expense), net	207	(122)	329	269.7%

Income (loss) before income taxes	(18,864)	11,865	(30,729)	-259.0%
Income tax expense (benefit)	(5,033)	3,160	(8,193)	-259.3%
Net income (loss)	$(13,831)	$8,705	$(22,536)	-258.9%

Our revenue was $123.7 million for the six months ended June 30, 2011 and 2010. Bookings, calculated as revenue plus the change in deferred revenue, decreased from $124.8 million for the six months ended June 30, 2010 to $122.3 million for the six months ended June 30, 2011.  The decrease in bookings was primarily due to a $13.7 million decrease in U.S. consumer net bookings, partially offset by a $1.5 million increase in institutional net bookings and a $9.7 million increase in international consumer net bookings.  The U.S. consumer selling price per unit decreased from $385 to $331 or 14% during the six months ended June 30, 2011, compared to the prior year period, resulting in a $10.7 million decrease in revenue. The decrease in average selling price per unit was the result of our ongoing price testing across all channels in the U.S. market.  Our U.S. consumer units sold decreased from 209,000 to 201,000 or 4% during the six months ended June 30, 2011 compared to the prior year period, resulting in a $3.0 million decrease in revenue.

We reported an operating loss of $19.1 million during the six months ended June 30, 2011 compared to operating income of $12.0 million in the six months ended June 30, 2010. The operating loss was due to a decrease in gross profit of $6.7 million, from $107.4 million to $100.7 million, and an increase in operating expenses of $24.4 million. The decrease in gross profit was primarily due to the combination of a decrease in revenue and gross margin as a result of higher direct costs associated with our web-based services offering Version 4 TOTALe that include higher direct costs to deliver to customers than our previous software solutions. The increase in operating expenses was primarily due to $8.1 million in personnel-related costs and $12.9 million in increased media and marketing activities, primarily outside of the U.S.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$62,843	50.8%	$56,168	45.4%	$6,675	11.9%
Kiosk	14,681	11.9%	18,074	14.6%	(3,393)	-18.8%
Retail	13,332	10.8%	20,808	16.8%	(7,476)	-35.9%
Homeschool	2,425	2.0%	2,570	2.1%	(145)	-5.6%
Total consumer revenue	93,281	75.4%	97,620	78.9%	(4,339)	-4.4%
Institutional	30,439	24.6%	26,042	21.1%	4,397	16.9%
Total Revenue	$123,720	100.0%	$123,662	100.0%	$58	0.0%

Consumer Segment

Consumer revenue was $93.3 million for the six months ended June 30, 2011, a decrease of $4.3 million, or 4%, from the six months ended June 30, 2010. Consumer bookings, calculated as revenue plus the change in deferred revenue, decreased from $98.6 million for the six months ended June 30, 2010 to $94.5 million for the six months ended June 30, 2011.  The decrease in bookings was due to a $13.7 million decrease in U.S. consumer net bookings, partially offset by a $9.7 million increase in international consumer net bookings.  The worldwide average selling price per unit decreased from $391 to $372, resulting in a $4.8 million decrease in revenue, which was partially offset by an increase in the consumer units sold from 252,000 to 254,000 or 1% during the six months ended June 30, 2011, compared to the prior year period, resulting in a $0.8 million increase in revenue. There was a $0.3 million increase in deferred revenue during the six months ended June 30, 2011 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

Product revenue represented 86% of total consumer revenue for the six months ended June 30, 2011, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market during the third quarter of 2010 with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 25% of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

Direct-to-Consumer

Direct-to-consumer revenue was $62.8 million for the six months ended June 30, 2011, an increase of $6.7 million or 12%, from the six months ended June 30, 2010. The increase in direct-to-consumer revenue was primarily driven by $6.9 million in growth in our international direct-to-consumer markets, offset by a $0.2 million decline in our U.S. direct-to-consumer business. The worldwide average selling price per unit increased 11% during the six months ended June 30, 2011 compared to the prior year period, resulting in a $6.5 million increase in revenue.  Units sold increased 1% during the six months ended June 30, 2011 compared to the prior year period, resulting in a $0.6 million increase in revenue.  There was a

$0.4 million increase in deferred revenue during the six months ended June 30, 2011 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

The downward trends in the U.S. could continue through the remainder of 2011. We are continuing to consider significant changes in our marketing, pricing, product and packaging to change the negative trends in the U.S. market.

Kiosk

Kiosk revenue was $14.7 million for the six months ended June 30, 2011, a decrease of $3.4 million, or 19%, from the six months ended June 30, 2010. The number of worldwide kiosks decreased from 246 as of June 30, 2010 to 209 as of June 30, 2011. The number of units sold decreased 4% during the six months ended June 30, 2011 compared to the prior year period, resulting in a $0.7 million decrease in revenue, primarily due to lower foot traffic and cannibalization from our other distribution channels. The worldwide average selling price per unit decreased 15% during the six months ended June 30, 2011 compared to the prior year period, resulting in a $2.6 million decrease in revenue.  We plan to continually review kiosk performance in the second half of 2011 and we may continue to close our underperforming kiosk locations.  There was a $0.1 million increase in deferred revenue during the six months ended June 30, 2011 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

Retail

Retail revenue was $13.3 million for the six months ended June 30, 2011, a decrease of $7.5 million or 36% from the six months ended June 30, 2010. The worldwide average selling price per unit decreased 36% during the six months ended June 30, 2011 compared to the prior year period, resulting in a $7.5 million decrease in revenue, and units sold decreased 1% during the six months ended June 30, 2011 compared to the prior year period, resulting in a $0.3 million decrease in revenue.  There was a $0.3 million decrease in deferred revenue during the six months ended June 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

We are in the process of testing changes to the pricing of our products across all sales verticals in the U.S. market. While final results are not yet known, initial indications for our more significant distribution channels are that a reduction in the price of our products results in increased unit volume and revenue. Based on the test results to date, we recorded a reserve related to partial price protection offered to our retail partners.

We are actively working to reduce our business and financial exposures by working with key partners on how we could modify the way we do business together. We are considering, among other changes, changes to credit limits, payment terms, or a change from terms to consignment. Discussions are ongoing and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate impact, however a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. Alternatively, a change from terms to consignment could result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. Or, if the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash.

Home School

For the six months ended June 30, 2011, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

Home school revenue was $2.4 million for the six months ended June 30, 2011, a decrease of $0.1 million or 6% from the six months ended June 30, 2010. In 2009, we began offering home school edition products through other sales channels, including direct-to-consumer call centers and our retail channels. As the availability of home school products in other sales channels increased during 2010, consumers began utilizing these new channels to make purchases.

Institutional Segment

Institutional revenue was $30.4 million for the six months ended June 30, 2011, an increase of $4.4 million, or 17%, compared to the six months ended June 30, 2010. The increase in institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $2.9 million increase in education revenue, a $0.3 million increase in government revenue and a $1.2 million increase in corporate and non-profit revenue in 2011, compared to the prior year period. We were informed by the U.S. Army and the Marine Corps of their intention not to renew their contracts in excess of $6.0 million in the aggregate per annum.

Product revenue represented 26% of total institutional revenue for the six months ended June 30, 2011, and subscription and service revenue represented 74% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)

Product revenue	$90,358	73.0%	$104,618	84.6%	$(14,260)	-13.6%
Subscription and service revenue	33,362	27.0%	19,044	15.4%	14,318	75.2%
Total revenue	123,720	100.0%	123,662	100.0%	58	0.0%

Product Revenue

Product revenue decreased $14.3 million, to $90.4 million during the six months ended June 30, 2011 from $104.6 million during the six months ended June 30, 2010. Consumer product revenue decreased $12.3 or 13%, primarily as a result of the allocation of revenue to the online services component of our software.  In conjunction with the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions. Approximately 10% - 25% of the revenues from each of these bundled sales is allocated to online services and recognized over the life of these services.  Institutional product revenues decreased $2.0 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

Subscription and service revenue increased approximately 75%, or $14.3 million, to $33.4 million for the six months ended June 30, 2011, from $19.0 million during the six months ended June 30, 2010. The increase in subscription and service revenues was due to a $7.9 million increase in consumer online service revenue related to Version 4 TOTALe and a $6.4 million increase in institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the six months ended June 30, 2011 and 2010:

	Six months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$90,358	$104,618	$(14,260)	-13.6%
Subscription and service	33,362	19,044	14,318	75.2%
Total revenue	123,720	123,662	58	0.0%

Cost of revenue
Cost of product revenue	17,568	14,292	3,276	22.9%
Cost of subscription and service revenue	5,414	1,952	3,462	177.4%
Total cost of revenue	22,982	16,244	6,738	41.5%

Gross profit	$100,738	$107,418	$(6,680)	-6.2%

Gross margin percentages	81.4%	86.9%	-5.4%

Cost of Product Revenue

Cost of product revenue for the six months ended June 30, 2011 was $17.6 million, an increase of $3.3 million, or 23%, from the six months ended June 30, 2010. As a percentage of product revenue, cost of product revenue increased to 19% for the six months ended June 30, 2011 compared to 14% for the six months ended June 30, 2010. The increase in cost was primarily attributable to $0.9 million increase in expense for inventory obsolescence and scrap associated with the international Version 4 TOTALe launches, a $1.3 million increase in expense associated with product support activities, a $0.3 million increase in freight, and a $0.4 million increase in commission expenses associated with our partners and affiliates. We are exploring the possibility of changing our packaging in the second half of 2011, which could result in an increase in the cost of our product revenue and additional charges as we replace the packaging in our sales channels.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the six months ended June 30, 2011 was $5.4 million, an increase of $3.5 million, or 177% from the six months ended June 30, 2010. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 16% for the six months ended June 30, 2011 compared to 10% for the six months ended June 30, 2010. The increase in cost was primarily attributable to our web-based service offering in our Version 4 TOTALe product that includes a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe solution in our international markets.

Operating Expenses

	Six months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Sales and marketing	78,354	$57,802	$20,552	35.6%
Research and development	12,838	11,570	1,268	11.0%
General and administrative	28,617	26,059	2,558	9.8%
Total operating expenses	$119,809	$95,431	$24,378	25.5%

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2011 were $78.4 million, an increase of $20.6 million, or 36%, from the six months ended June 30, 2010. As a percentage of total revenue, sales and marketing expenses were 63% for the six months ended June 30, 2011, compared to 47% for the six months ended June 30, 2010. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets. Media and marketing activities grew by $12.9 million, primarily outside of the U.S., including the launch of our new advertising campaign focused on promoting language learning and our brand, increased media associated with the launch of Version 4 TOTALe in the U.K. and Japan, and increased internet marketing due to increased spending in online social media networks.  Personnel-related costs as a result of growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities increased by $6.7 million over the prior year period, over the prior year period. Additionally, travel and training expense increased by $0.7 million over the prior period as a result of increased travel in our institutional sales channel and global initiatives. These costs were partially offset by a decrease of $0.6 million in kiosk related expenses as the number of worldwide kiosks decreased from 246 as of June 30, 2010 to 209 as of June 30, 2011.  We plan to continually evaluate our kiosk performance in the second half of 2011 as we balance the positive branding with the profitability of the kiosk, potentially closing additional underperforming kiosk locations. In the U.S. market we changed our media strategy to include advertising that promotes language learning and our brand. This change could increase our marketing expenses relative to revenue in future periods.

Research and Development Expenses

Research and development expenses were $12.8 million for the six months ended June 30, 2011, an increase of $1.3 million, or 11%, from the six months ended June 30, 2010. As a percentage of revenue, research and development expenses were 10% for the six months ended June 30, 2011, compared to 9% for the six months ended June 30, 2010. The dollar increases were primarily attributable to increases in development personnel and consulting-related costs associated with the development of new products and services that are complementary to our existing solutions. We expect research and development expenses to increase in future periods as we continue to develop ReFLEX, our English remediation solution for our Asian markets, invest in new platforms such as the iPad, roll out our Version 4 TOTALe product in our international markets, and support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $28.6 million, an increase of $2.6 million, or 10%, from the six months ended June 30, 2010. As a percentage of revenue, general and administrative expenses increased to 23% for the six months ended June 30, 2011 compared to 21%  for the six months ended June 30, 2010. The dollar and percentage increases were primarily attributable to a $3.8 million increase in personnel-related costs due to our investment in our finance, legal, human resources, information technology and other administrative functions which enable continued support for our overall growth and international expansion. IT and infrastructure expenses increased $2.0 million related to hardware and software upgrades, hosting, and telephone. Additionally, consulting expenses increased $1.1 million primarily related to investment in our IT infrastructure and cost realignment initiatives. These increases were partially offset by a $4.7 million decrease in legal fees associated with our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions. In the second half of 2011, we expect there will be increases to certain general and administrative expenses to support expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

Interest and Other Income (Expense)

	Six months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Interest Income	162	$106	$56	52.8%
Interest Expense	(4)	(16)	12	-75.0%
Other Income (Expense)	49	(212)	261	123.1%
Total operating expenses	$207	$(122)	$329	269.7%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the six months ended June 30, 2011 was $0.2 million, an increase of $56,000, or 53%, from the six months ended June 30, 2010.

Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of June 30, 2011, as well as interest related to our operating leases. Interest expense for the six months ended June 30, 2011 was $4,000, a decrease of $12,000 or 75%, from the six months ended June 30, 2010. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other income for the six months ended June 30, 2011 was $49,000 an increase of $0.3 million or 123% from the six months ended June 30, 2010. The increase was primarily due to an increase in foreign exchange gains and an increase in trademark infringement awards compared to the prior year period.

Income Tax Expense (Benefit)

	Six months ended
	June 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$(5,033)	$3,160	$(8,193)	-259.3%

Income tax expense (benefit) for the six months ended June 30, 2011 was $(5.0) million, a decrease of $8.2 million, or 259.3%, compared to the six months ended June 30, 2010. The decrease was the result of a decrease of $30.7 million in pre-tax income for the six months ended June 30, 2011. Our effective tax rate held constant at 27% for the six months ended June 30, 2011 and for the six months ended June 30, 2010.

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

Cash Flow Analysis

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2011, compared to net cash provided by operating activities of $6.6 million for the six months ended June 30, 2010, a decrease of $8.6 million. Net cash used in operating activities was primarily the result of the net loss as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable, offset in part by decreases in net liabilities. The net loss totaled $13.8 million for the six months ended June 30, 2011 compared to net income of $8.7 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, we incurred depreciation, amortization and stock compensation expense in the amount of $7.4 million, compared to $4.9 million for the six months ended June 30, 2010. Accounts receivable decreased by $8.0 million for the six months ended June 30, 2011, the result of continued collection efforts compared to a decrease of $4.3 million for the six months ended June 30, 2010. Accounts Payable increased by $2.8 million for the six months ended June 30, 2011 primarily the result of more efficient cash management and the timing of cash expenditures compared to a decrease of $41,000 for the six months ended June 30, 2010.  This increase was partially offset by decrease in income tax payable of $8.2 million. In the future, our cash flow management may not be successful in extending the timing of payments to vendors, which would then cause this cash flow benefit to reverse. If our efforts to reposition the U.S. consumer business are not successful, we would anticipate our cash flow from operations to decline for the remainder of 2011.

Net Cash Used In Investing Activities

Net cash used in investing activities was $7.4 million for the six months ended June 30, 2011, compared to $3.2 million for the six months ended June 30, 2010, an increase of $4.2 million. Our investing activities during these periods primarily related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth and international expansion, and the purchase of short-term investments.

Net Cash Used In Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $1.2 million for the six months ended June 30, 2010. Net cash provided by financing activities during the six months ended June 30, 2011 primarily related to proceeds received from stock option exercises.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$14,942	$7,008	$6,829	$1,105	$—
Total	$14,942	$7,008	$6,829	$1,105	$—

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2011 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. We have incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

On or about April 28, 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. On March 16, 2011, the case was removed to the United States District Court for the Northern District of California, Oakland Division. We intend to vigorously defend this matter. However, we cannot predict the timing and the ultimate outcome of this matter or estimate the range of possible loss with certainty at this time.. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

On or about March 24, 2011, a purported securities class action lawsuit was filed on behalf of persons who purchased our publicly traded securities between February 25, 2010 and February 28, 2011 against the Company and certain of our present and former officers in the United States District Court for the Eastern District of Virginia alleging violations of federal securities law in connection with various public statements and alleged material omissions made by us. The complaint names as defendants Rosetta Stone Inc., Tom P.H. Adams, President and Chief Executive Officer, Brian D. Helman, former Chief Financial Officer, and Matthew C. Sysak, Vice President and Controller. We intend to vigorously defend this matter. However, we cannot predict the timing and ultimate outcome of this case or estimate the range of possible loss with certainty at this time. Even if the plaintiffs are unsuccessful in their claims against us, we will incur legal fees and other costs in the defense of these claims.

From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding, including those listed above, the ultimate outcome of which, in our judgment based on information currently available, are expected to have a material impact on our business, financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K filed on March 14, 2011 with the U.S. Securities and Exchange Commission for the period ended December 31, 2010. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2	(1)	Second Amended and Restated Bylaws of the Company.
4.1	(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.3	(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.19	*+	Executive Employment Agreement between Rosetta Stone Ltd. and Michael F. Fulkerson effective as of May 31, 2011
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*                                         Filed herewith

**                                  Furnished herewith

+                                         Identifies management contracts and compensatory plans or arrangements.

(1)                                  Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-153632), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ STEPHEN M. SWAD

Stephen M. Swad
Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer and
Duly Authorized Signatory)

Date: August 8, 2011