Form 10-Q
period 2011-09-30
ROSETTA STONE INC
filed 2011-11-08
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 26, 2011, 21,268,532 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,067	$115,756
Restricted cash	65	85
Short term investments	8,211	6,410
Accounts receivable (net of allowance for doubtful accounts of $1,765 and $1,761, respectively)	35,202	48,056
Inventory	8,538	9,928
Prepaid expenses and other current assets	6,372	7,763
Income tax receivable	14,381	2,210
Deferred income taxes	9,817	11,159
Total current assets	185,653	201,367
Property and equipment, net	21,880	21,073
Goodwill	34,831	34,856
Intangible assets, net	10,879	10,948
Deferred income taxes	7,456	6,498
Other assets	1,996	1,732
Total assets	$262,695	$276,474
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,377	$7,631
Accrued compensation	9,062	10,514
Other current liabilities	28,098	32,625
Deferred revenue	44,649	41,965
Total current liabilities	90,186	92,735
Deferred revenue	2,939	5,193
Other long-term liabilities	379	230
Total liabilities	93,504	98,158
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,245 and 20,975 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	144,608	139,022
Accumulated income	24,061	39,069
Accumulated other comprehensive income	520	223
Total stockholders’ equity	169,191	178,316
Total liabilities and stockholders’ equity	$262,695	$276,474

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue:
Product	$44,183	$49,407	$134,541	$154,025
Subscription and service	20,019	11,519	53,381	30,563
Total revenue	64,202	60,926	187,922	184,588
Cost of revenue:
Cost of product revenue	7,862	8,749	25,430	23,041
Cost of subscription and service revenue	3,447	1,680	8,861	3,631
Total cost of revenue	11,309	10,429	34,291	26,672
Gross profit	52,893	50,497	153,631	157,916
Operating expenses
Sales and marketing	39,821	34,093	118,175	91,896
Research and development	4,991	6,030	17,829	17,600
General and administrative	14,115	12,048	42,731	38,107
Total operating expenses	58,927	52,171	178,735	147,603
Income (loss) from operations	(6,034)	(1,674)	(25,104)	10,313
Other income and (expense):
Interest income	62	85	224	191
Interest expense	(1)	(8)	(5)	(25)
Other income (expense)	34	53	83	(158)
Total other income (expense)	95	130	302	8
Income (loss) before income taxes	(5,939)	(1,544)	(24,802)	10,321
Income tax provision (benefit)	(4,762)	(1,159)	(9,794)	2,001
Net income (loss)	$(1,177)	$(385)	$(15,008)	$8,320
Earnings (loss) per share:
Basic	$(0.06)	$(0.02)	$(0.72)	$0.41
Diluted	$(0.06)	$(0.02)	$(0.72)	$0.39
Common shares and equivalents outstanding:
Basic weighted average shares	20,780	20,490	20,724	20,367
Diluted weighted average shares	20,780	20,490	20,724	21,161

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,008)	$8,320
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	4,977	2,990
Bad debt expense	709	477
Depreciation and amortization	6,439	4,715
Deferred income tax benefit	471	(726)
Loss on disposal of equipment	18	34
Net change in:
Restricted cash	19	(53)
Accounts receivable	12,345	(9,350)
Inventory	1,361	(2,793)
Prepaid expenses and other current assets	1,371	1,561
Income tax receivable	(12,232)	(7,508)
Other assets	(208)	(368)
Accounts payable	738	(342)
Accrued compensation	(1,462)	(2,627)
Other current liabilities	(3,712)	10,723
Income tax payable	—	—
Excess tax benefit from stock options exercised	(365)	(1,342)
Other long term liabilities	152	(525)
Deferred revenue	370	13,447
Net cash (used) provided by operating activities	(4,017)	16,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,908)	(5,696)
Purchases of available-for-sale securities	(1,801)	—
Acquisition, net of cash acquired	(75)	—
Net cash used in investing activities	(9,784)	(5,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	639	2,042
Tax benefit of stock options exercised	365	1,342
Payments under capital lease obligations	(6)	(3)
Net cash provided by financing activities	998	3,381
Increase (decrease) in cash and cash equivalents	(12,803)	14,318
Effect of exchange rate changes in cash and cash equivalents	114	308
Net increase (decrease) in cash and cash equivalents	(12,689)	14,626
Cash and cash equivalents—beginning of year	115,756	95,188
Cash and cash equivalents—end of year	$103,067	$109,814
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$5	$17
Income taxes	$1,667	$9,870
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$653	$1,740
Equipment acquired under capital lease	$16	$12

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries (“Rosetta Stone,” the “Company” or the “Successor”) develops, markets and supports a suite of language learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company’s software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has eleven wholly owned subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone Brazil Holding LLC, a Delaware Corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, Rosetta Stone GmbH, a company incorporated under the laws of Germany, Rosetta Stone Korea Ltd., a company incorporated under the laws of the Republic of Korea, Rosetta Stone Ensino de Linguas Ltda., a company incorporated under the laws of Brazil, Rosetta Stone Canada Inc., a company incorporated under the laws of the Province of New Brunswick, and Rosetta Stone Hong Kong Limited, a company incorporated under the laws of Hong Kong SAR, the People’s Republic of China.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2011 and December 31, 2010, the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to September 30, 2011 or to the three and nine months ended September 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Revenue for online service subscriptions for dedicated conversational coaching are recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically range from three months to 15 months. Rosetta Stone V4 TOTALe bundles, which include dedicated conversational coaching online services and packaged software, allow customers to begin their online services at any point during a registration window, which is 6 months from the date of purchase from the Company or an authorized reseller. Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

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

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of our acquisition of SGLC International Co. Ltd. (“SGLC”) in 2009:

	Fair Value as of September 30, 2011 using:				Fair Value as of September 30, 2010 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs	September 30,	Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$8,211	$8,211	$—	$—	$—	$—	$—	$—
Total	$8,211	$8,211	$—	$—	$—	$—	$—	$—
Liabilities:
Contingent purchase price accrual	$573	$—	$—	$573	$850	$—	$—	$850
Total	$573	$—	$—	$573	$850	$—	$—	$850

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

Stock Options

During the nine months ended September 30, 2011, 544,239 stock options were granted at a weighted average exercise price of $14.67 per share. The aggregate grant date fair value of options issued during the period was $4.3 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period.  During the nine months ended September 30, 2010, 407,908 stock options were granted at a weighted average exercise price of $24.99 per share.  During the nine months ended September 30, 2011 and 2010, 181,778 and 336,154 stock options were exercised, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was approximately $1.6 million and $4.5 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2011 and 2010, the fair value of options granted was calculated using the following assumptions:

Nine Months Ended
September 30,
	2011	2010

Expected stock price volatility	57.1% - 58.2%	61.2% - 66.0%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	0.95% - 2.35%	1.38% - 2.59%

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

Restricted Stock

During the nine months ended September 30, 2011, 133,789 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $2.1 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period.  The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant. During the nine months ended September 30, 2010, 91,397 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $2.4 million.

Restricted Stock Units

During the nine months ended September 30, 2011, 17,471 restricted stock units were granted.  The aggregate grant date fair value of the awards was $238,000, which will be recognized as expense on the grant date, as the awards were immediately vested.   The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.  During the nine months ended September 30, 2010, 12,096 restricted stock units were granted.  The aggregate grant date fair value of the awards was $210,000.

Long Term Incentive Program

On January 4, 2011, the Company’s Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program (“LTIP”), a long-term incentive plan for certain of the Company’s executives. The LTIP will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “Plan”), and the 1,000,000 shares allocated to the LTIP will be taken from the shares reserved under the Plan. Executives designated by the Board of Directors will be eligible to receive shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received will be restricted in that after issuance of the shares, they are subject to vesting over a two year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors will allocate a share incentive pool amongst the participating executives as specified in individual award agreements.

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

During the nine months ended September 30, 2011, the Company recorded $0.9 million in stock-based compensation expense related to the LTIP, and as of September 30, 2011, there was $5.2 million of unrecognized stock-based compensation expense related to minimum awards that is expected to be recognized over a period of 5 years.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cost of Revenue	$14	$7	$34	$29
Sales and marketing	322	208	856	547
Research & development	404	320	1,101	889
General and administrative	1,096	530	2,986	1,525
Total	$1,836	$1,065	$4,977	$2,990

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Income (loss)	$(1,177)	$(385)	$(15,008)	$8,320
Foreign currency translation gain (loss)	(188)	398	313	339
Unrealized gain (loss) on available-for-sale securities	—	—	(16)	—
Total comprehensive income (loss)	$(1,365)	$13	$(14,711)	$8,659

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising expense for the three and nine months ended September 30, 2011 were $18.0 million and $53.1 million, respectively, and for the three and nine months ended September 30, 2010 were $14.6 million and $36.7 million, respectively.

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

In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011.  Early adoption is permitted.  The objective of this standard is to simplify how an entity tests goodwill for impairment.  The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test.  Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit.  The Company intends to adopt this new guidance beginning fiscal year 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Numerator:
Net Income (loss)	$(1,177)	$(385)	$(15,008)	$8,320
Denominator:
Weighted average number of common shares:
Basic	20,780	20,490	20,724	20,367
Diluted	20,780	20,490	20,724	21,161
Income (loss) per common share:
Basic	$(0.06)	$(0.02)	$(0.72)	$0.41
Diluted	$(0.06)	$(0.02)	$(0.72)	$0.39

For the three and nine months ended September 30, 2011 and 2010, the following common stock equivalent shares were included in the calculation of the Company’s diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity Instruments:
Restricted common stock units	—	—	—	12
Restricted common stock	—	—	—	98
Stock options	—	—	—	686
Total common stock equivalent shares	—	—	—	796

For the three and nine months ended September 30, 2011, outstanding stock options, restricted stock units and restricted stock of 2.2 million, 40,000 and 347,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

Share based awards to purchase 1.3 million and 922,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the three and nine months ended September 30, 2010, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

4. INVENTORY

Inventory consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$4,781	$4,423
Finished goods	3,757	5,505
Total inventory	$8,538	$9,928

5. GOODWILL

The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other (“ASC 350”).  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. For income tax purposes, the goodwill balance is amortized over a period of 15 years. Beginning in 2011, the Company began reporting its results in two reportable segments, which resulted in two reporting units for goodwill impairment purposes—Consumer and Institutional.  The Company’s annual testing resulted in no impairments of goodwill since the dates of acquisition.

The following table represents the balance and changes in goodwill, by reporting unit, for the nine months ended September 30, 2011 (in thousands):

	Consumer	Institutional
	Operating	Operating
	Segment	Segment	Total

Balance as of December 31, 2010	$15,685	$19,171	$34,856
Effect of change in foreign currency rate	(11)	(14)	(25)
Balance as of September 30, 2011	$15,674	$19,157	$34,831

6. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,841	(10,836)	5	10,844	(10,800)	44
Website	12	(12)	—	12	(12)	—
Patents	300	(33)	267	300	(3)	297
Total	$24,213	$(13,334)	$10,879	$24,216	$(13,268)	$10,948

Amortization of intangible assets for the three months ended September 30, 2011 and 2010 totaled $24,000 and $13,000, respectively. For the three months ended September 30, 2011 and 2010, $10,000 and zero was included in research and development expense and $14,000 and $ 13,000 was included in sales and marketing expense, respectively.

Amortization of intangible assets for the nine months ended September 30, 2011 and 2010 totaled $71,000 and $41,000, respectively.  For the nine months ended September 30, 2011 and 2010, $30,000 and zero was included in research and development expense and $41,000 and $41,000 was included in sales and marketing expense, respectively.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2011 and years thereafter (in thousands):

2011—remaining	$14
2012	40
2013	40
2014	40
2015	40
Thereafter	98
Total	$272

In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the nine months ended September 30, 2011 or September 30, 2010.

7. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	September 30,	December 31,
	2011	2010
Marketing expenses	$12,269	$11,075
Professional and consulting fees	3,909	2,820
Sales return reserve	4,011	8,391
Taxes payable	1,737	2,722
Other	6,172	7,617
	$28,098	$32,625

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

Interest expense for the three months ended September 30, 2011 and 2010 was $1,000 and $8,000, respectively.

Interest expense for the nine months ended September 30, 2011 and 2010 was $5,000 and $25,000, respectively.

On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire.

9. INCOME TAXES

In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine month period ended September 30, 2011 is based on the estimated annual effective tax rate for fiscal year 2011. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

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

At the adoption date, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10-25. During the three months ended September 30, 2011, the Company established a liability of $143,000 for unrecognized tax benefits associated with certain tax credits. The Company’s practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and $3,000 for the nine months ended September 30, 2011.

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

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants.  At September 30, 2011 there were 1,627,642 shares available for future grant under the 2009 Plan.

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

Stock Options

The following table summarized the Company’s stock option activity from January 1, 2011 to September 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value

Options Outstanding, January 1, 2011	2,020,927	$13.25	$7.36	$17,733,080
Options granted	544,239	14.66
Options exercised	(181,778)	4.37
Options cancelled	(225,529)	18.70
Options Outstanding, September 30, 2011	2,157,859	13.78	7.23	3,243,256
Vested and expected to vest at September 30, 2011	2,005,216	13.47	7.08	3,243,256
Exercisable at September 30, 2011	1,126,095	9.46	5.78	3,243,256

As of September 30, 2011, there was approximately $8.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.8 years.

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

Restricted Stock Awards

During the nine months ended September 30, 2011, 133,789 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $2.1 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the nine months ended September 30, 2011, 44,556 shares of restricted stock were forfeited.  As of September 30, 2011, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $5.2 million and is expected to be recognized over a period of 2.62 years.

The following table summarized the Company’s restricted stock award activity from January 1, 2011 to September 30, 2011:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Nonvested Awards, January 1, 2011	307,524	$21.69
Awards granted	133,789	15.41
Awards vested	(49,655)	20.77
Awards cancelled	(45,235)	19.2
Nonvested Awards, September 30, 2011	346,423	19.73	$6,834,926

Restricted Stock Units

During the nine months ended September 30, 2011, 17,471 restricted stock units were granted.  The aggregate grant date fair value of the awards was $238,000, which was recognized as expense on the grant date, as the awards were immediately vested.   The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

Long Term Incentive Program

On January 4, 2011, the Company’s Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program (“LTIP”), a long-term incentive plan for certain of the Company’s executives. The LTIP will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “Plan”), and the 1,000,000 shares allocated to the LTIP will be taken from the shares reserved under the Plan. The purpose of the LTIP is to: advance the best interests of the Company; motivate senior management to achieve key financial and strategic business objectives of the Company; offer eligible executives a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. Executives designated by the Board of Directors will be eligible to receive shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received will be restricted in that after issuance of the shares; they are subject to vesting over a two year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors will allocate a share incentive pool amongst the participating executives as specified in individual award agreements. Although minimum participation percentages have been communicated to certain plan participants, all share grants under the LTIP are contingent upon achievement of the market capitalization thresholds.

In accordance with the agreements communicated to the executives after the approval of the plan by the Board of Directors, the LTIP participants were granted minimum participation percentages of each tranche of shares issued at each milestone level reached. As of September 30, 2011, the target market capitalization required to trigger the first issuance of shares was below the minimum threshold, and no shares were issued. The minimum participation percentages given to plan participants were considered grants in accordance with the provisions of ASC 718. The grant date fair value of the minimum awards was $6.1 million which was derived using a Monte Carlo valuation model. This value will be amortized as stock-based compensation expense over the derived service period of 5 years. Stock-based compensation expense for unallocated LTIP shares will be recognized when the milestones are met, the Board determines the allocation to each individual, and the shares will be granted. The grant date fair value determined at that time will be amortized over the vesting period.

Stock-based compensation expense related to the LTIP was $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2011, there was $5.2 million of unrecognized stock-based compensation expense related to minimum awards that is expected to be recognized over a period of 5 years.

As a result of the Company’s stock price performance, the compensation committee of the board of directors is considering evaluating the effectiveness of the program.  The compensation committee and the board of directors may consider taking actions regarding this program that could result in a non-cash charge of up to $5.0 million.

11. STOCKHOLDERS’ EQUITY

At September 30, 2011, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.  At September 30, 2011, the Company had shares of common stock issued and outstanding of 21,244,981.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse, and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk’s sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to 89 months. Building, warehouse and office space leases range from 12 months to 89 months. Certain leases also include lease renewal options.

The following table summarizes future minimum operating lease payments for the remaining three months of 2011 and the years thereafter (in thousands):

Periods Ending December 31,
2011-remaining	$2,767
2012	6,193
2013	4,267
2014	1,840
2015 and thereafter	388
$15,455

Rent expense was $3.2 million and $2.7 million for the three months ended September 30, 2011 and 2010, respectively.  Rent expense was $10.2 million and $9.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.7 million at September 30, 2011. The deferred rent asset was

$16,000 at September 30, 2011. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Litigation

In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. The Company has appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit.   The U.S. Court of Appeals for the Fourth Circuit heard oral argument on the Company’s appeal on September 22, 2011 and the decision is pending.  The Company has incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

On or about April 28, 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company’s violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. On March 16, 2011, the case was removed to the United States District Court for the Northern District of California, Oakland Division. On October 27, 2011, a mediation of the case was held.  In November 2011, the plantiffs’ attorneys and the Company agreed to the mediator’s proposed settlement terms. As of September 30, 2011, we reserved $0.6 million with respect to the proposed settlement. Approval of the proposed settlement by the court is pending. We dispute the plantiffs’ claims and have not admitted any wrongdoing with respect to the case.

On or about March 24, 2011, a purported securities class action lawsuit was filed on behalf of persons who purchased the Company’s publicly traded securities between February 25, 2010 and February 28, 2011 against the Company and certain of its present and former officers in the United States District Court for the Eastern District of Virginia alleging violations of federal securities law in connection with various public statements and alleged material omissions made by the Company. The complaint names as defendants Rosetta Stone Inc., Tom P.H. Adams, President and Chief Executive Officer, Brian D. Helman, former Chief Financial Officer, and Matthew C. Sysak, Vice President and Controller.  On September 19, 2011, the United States District Court for the Eastern District of Virginia granted plaintiff’s motion for leave to voluntarily dismiss its claims with prejudice.  Although no settlement was paid, we incurred legal fees and other costs in the defense of these claims.

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany.   Langenscheidt is seeking, among other things, to enjoin Rosetta Stone GmbH from using the color yellow in Germany, a declaratory judgment that Rosetta Stone GmbH is liable for damages based on our activities in Germany, and the award of costs and attorneys’ fees associated with the legal proceeding.  A hearing was held on October 27, 2011 and the presiding judge indicated his opinion that Rosetta Stone GmbH has infringed on Langenscheidt’s German trademark.  The court has encouraged the parties to enter into settlement discussions and has postponed rendering its decision until January 19, 2012.  If settlement discussions are unsuccessful we intend to vigorously defend this matter including appealing of any decision by the District Court of Cologne.  The outcome of the matter is currently not known, and the range of any potential loss is not reasonably estimatable at this time.  Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims.

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

We began to measure the performance of our operating segments in the first quarter of 2011 based upon operating segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, and stock-based compensation. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.

With the exception of goodwill, we do not identify or allocate our assets by operating segment. Consequently, we do not present assets or liabilities by operating segment.

Operating results by segment for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Consumer	$48,712	$46,610	$141,993	$144,230
Institutional	15,490	14,316	45,929	40,358
Total Revenue	$64,202	$60,926	$187,922	$184,588

Segment contribution:
Consumer	$16,220	$15,325	$44,820	$60,304
Institutional	8,874	9,447	28,060	27,326
Total segment contribution	25,094	24,772	72,880	87,630
Unallocated expenses, net:
Amortization of acquired intangibles	10	—	30	—
Stock-based compensation	1,654	959	4,489	2,741
Unallocated cost of sales	5,440	3,835	16,161	8,253
Unallocated sales and marketing	6,829	4,698	21,569	13,505
Unallocated research and development	4,577	5,709	16,698	16,711
Unallocated general and administrative	12,618	11,245	39,037	36,107
Total unallocated expenses, net	31,128	26,446	97,984	77,317
Operating income (loss)	(6,034)	(1,674)	(25,104)	10,313
Other income, net	95	130	302	8
Income (loss) before provision for income taxes	$(5,939)	$(1,544)	$(24,802)	$10,321

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase our products. The geographic locations of distributors and resellers who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$51,708	$50,390	$146,396	$155,005
International	12,494	10,536	41,526	29,583
Total Revenue	$64,202	$60,926	$187,922	$184,588

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

Overview

We are a leading provider of technology-based language learning solutions. We develop, market, and sell language learning solutions consisting of software, online services and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language learning solutions in 34 languages. Our customers include individuals, educational institutions, armed forces, government agencies and corporations.

The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 82% of our revenue for the year ended December 31, 2010 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples, Costco and Office Depot.

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

We sell our solutions directly to individuals, educational institutions, corporations, government agencies and armed forces. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we own, as well as through select retailers. The majority of our consumer customers purchase our packaged software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different. Revenues were flat during the first nine months of 2011.  We anticipate that in the fourth quarter of 2011, revenues will be flat to down due to softness in the U.S. Consumer, Japanese Consumer, and Worldwide Institutional businesses.

For the three and nine months ended September 30, 2011, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation. This presentation is also consistent with how we manage the home school channel.

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

Cost of Product and Subscription and Service Revenue

Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. Cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. Cost of revenue will also increase as a percentage of revenue in future periods as a result of our launch of Rosetta Stone Version 4 TOTALe, which includes services that have higher direct costs to deliver to customers than our existing software solutions.

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

Sales and Marketing.  Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea, in 2010 we established an office in Germany, and in 2011 we established offices in Brazil and China. In each case we established local sales offices, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to continue to increase in future periods.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest expense is primarily related to our long-term debt, the outstanding balance of which was zero as of September 30, 2011 and December 31, 2010. Interest income represents interest received on our cash and cash equivalents.

Income Tax Expense (Benefit)

For the nine months ended September 30, 2011, our worldwide effective tax rate was approximately 39%. For the year ended December 31, 2010, our effective tax rate was approximately (3%) primarily as a result of the release of the valuation allowance on deferred tax assets in the United Kingdom and Japan subsidiaries. The effective rate includes federal, state and international components. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates. We expect our worldwide rate to be approximately 35-40% in 2011, and 28-35% in subsequent years assuming no general change in federal, state or foreign income tax rates applicable to companies such as ours.

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

Revenue Recognition for Arrangements with Multiple Deliverables

As of January 1, 2010, we began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU No. 2009-13”). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, we allocate revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price that we actually charge for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Goodwill

In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. Beginning in 2011, we began reporting our results in two reporting units—Consumer and Institutional. The first step is a screen for potential impairment by comparing the fair value of our reporting units with their carrying amount. The second step measures the amount of impairment loss, if any. As of the last annual testing date, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor are the reporting units at risk of failing step one of the goodwill impairment test. If in the forth quarter or any subsequent quarter, we identify events or changes in circumstances that could impact the fair value of our reporting units (e.g. dramatic decrease in our stock price), we will evaluate if an impairment exists at that time.

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

•                          Goodwill

•                          Other Intangible Assets

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$44,183	$49,407	$(5,224)	-10.6%
Subscription and service	20,019	11,519	8,500	73.8%
Total revenue	64,202	60,926	3,276	5.4%

Cost of revenue
Cost of product revenue	7,862	8,749	(887)	-10.1%
Cost of subscription and service revenue	3,447	1,680	1,767	105.2%
Total cost of revenue	11,309	10,429	880	8.4%

Gross margin	52,893	50,497	2,396	4.7%

Operating Expenses:
Sales and marketing	39,821	34,093	5,728	16.8%
Research and development	4,991	6,030	(1,039)	-17.2%
General and administrative	14,115	12,048	2,067	17.2%
Total operating expenses	58,927	52,171	6,756	12.9%

Income (loss) from operations	(6,034)	(1,674)	(4,360)	260.5%

Other income and expense:
Interest income	62	85	(23)	-27.1%
Interest expense	(1)	(8)	7	-87.5%
Other (expense) income	34	53	(19)	35.8%
Total interest and other income (expense), net	95	130	(35)	26.9%

Income (loss) before income taxes	(5,939)	(1,544)	(4,395)	284.7%
Income tax expense (benefit)	(4,762)	(1,159)	(3,603)	310.9%
Net income (loss)	(1,177)	$(385)	$(792)	205.7%

Comparison of the three months ended September 30, 2011 and the three months ended September 30, 2010

Our revenue increased to $64.2 million for the three months ended September 30, 2011 from $60.9 million for the three months ended September 30, 2010. The increase in revenue was primarily due to international growth of $1.3 million and US consumer growth of $0.8 million over the prior year period.  Bookings, calculated as revenue plus the change in deferred revenue, decreased to $66.1 million for the three months ended September 30, 2011 from $73.3 million for the three months ended September 30, 2010.  The decrease in bookings was due to a $3.5 million decrease in consumer net bookings, primarily in the U.S. and Asia, and a $3.7 million decrease in institutional net bookings.  The consumer average selling price per unit decreased from $397 to $326, resulting in a $10.4 million decrease in revenue, which was partially offset by an increase in consumer units sold from 128,000 to 146,000, or 14%, during the three months ended September 30, 2011, compared to the prior year period, resulting in a $6.9 million increase in revenue.  Institutional net bookings decreased from $22.3 million for the three months ended September 30,

2010 to $18.5 million for the three months ended September 30, 2011.  This decrease was primarily related to the non-renewal of two annual online subscriptions by the U.S. Army and the U.S. Marines Corps.

We reported an operating loss of $6.0 million during the three months ended September 30, 2011 compared to an operating loss of $1.7 million during the three months ended September 30, 2010. The operating loss was primarily due to an increase in operating expenses of $6.8 million partially offset by an increase in gross profit of $2.4 million.  The increase in operating expenses was primarily due to $0.6 million in personnel-related costs, $3.4 million in increased media and marketing activities, primarily in Asia, $1.2 million increase in professional services and $0.5 million increase in depreciation and amortization expenses incurred to support the business expansion outside of the U.S., and $0.6 million increase in lease abandonment due to the reversal of the lease abandonment expenses in Q310.

As of September 30, 2011 and September 30, 2010 we employed approximately 1,800 and 2,000 personnel, respectively, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$31,177	48.6%	$27,500	45.1%	$3,677	13.4%
Kiosk	6,987	10.9%	7,392	12.1%	(405)	-5.5%
Retail	9,015	14.0%	9,832	16.1%	(817)	-8.3%
Homeschool	1,533	2.4%	1,886	3.1%	(353)	-18.7%
Total consumer revenue	48,712	75.9%	46,610	76.5%	2,102	4.5%
Institutional	15,490	24.1%	14,316	23.5%	1,174	8.2%
Total Revenue	$64,202	100.0%	$60,926	100.0%	$3,276	5.4%

Consumer Segment

Consumer revenue was $48.7 million for the three months ended September 30, 2011, an increase of $2.1 million, or 5%, from the three months ended September 30, 2010. Consumer bookings, calculated as revenue plus the change in deferred revenue, decreased to $47.5 million for the three months ended September 30, 2011 from $51.0 million for the three months ended September 30, 2010.  The decrease in bookings was due to lower sales in the U.S. The consumer average selling price per unit decreased from $397 to $326, resulting in a $10.4 million decrease in revenue, which was partially offset by an increase in consumer units sold from 128,000 to 146,000, or 14% during the three months ended September 30, 2011, compared to the prior year period, resulting in a $6.9 million increase in revenue. The decrease in average selling price per unit was the result of our ongoing price testing across all channels in the U.S. market.

There was a $5.6 million decrease in consumer deferred revenue during the three months ended September 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

Product revenue represented 83% of total consumer revenue for the three months ended September 30, 2011, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market during the third quarter of 2010, Japan during the first quarter of 2011 and the United Kingdom during the second quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 25% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

We are currently testing different price points for our online products.  If we did fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as customer payments and revenues would be spread over the subscription period.

Direct-to-Consumer

Direct-to-consumer revenue was $31.2 million for the three months ended September 30, 2011, an increase of $3.7 million, or 13%, from the three months ended September 30, 2010. The increase in direct-to-consumer revenue was primarily driven by $1.7 million in growth in our international direct-to-consumer markets and a $2.0 million increase in our U.S. direct-to-consumer business. The worldwide average selling price per unit increased 1% during the three months ended September 30, 2011 compared to the prior year period, resulting in a $0.3 million increase in revenue.  The number of units sold increased 10% during the three months ended September 30, 2011 compared to the prior year period, resulting in a $2.7 million increase in revenue.  There was a $0.7 million decrease in direct-to-consumer deferred revenue during the three months ended September 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

During the quarter, we experienced softness in the DTC channel in Japan and we are working to improve our messaging and performance. At this point it is unclear our new messaging will be successful.

Kiosk

Kiosk revenue was $7.0 million for the three months ended September 30, 2011, a decrease of $0.4 million, or 5%, from the three months ended September 30, 2010. The number of worldwide kiosks decreased 23% from 257 as of September 30, 2010 to 197 as of September 30, 2011. The number of units sold decreased 2% during the three months ended September 30, 2011 compared to the prior year period, resulting in a $0.2 million decrease in revenue, primarily related to the decrease in kiosks.  The worldwide average selling price per unit decreased 24% as a result of changes to the pricing of our products in the U.S. market during the three months ended September 30, 2011, compared to the prior year period, resulting in a $2.0 million decrease in revenue.  There was a $1.8 million decrease in kiosk deferred revenue during the three months ended September 30, 2011 compared to the prior year period, primarily related to revenue recognized for Version 4 TOTALe online services. We plan to continually review kiosk performance in 2011 and we may close more underperforming kiosk locations.

Retail

Retail revenue was $9.0 million for the three months ended September 30, 2011, a decrease of $0.8 million or 8% from the three months ended September 30, 2010.  The worldwide average selling price per unit decreased 46% during the three months ended September 30, 2011 compared to the prior year period, resulting in a $7.4 million decrease in revenue, which was partially offset by an increase in units sold of 28% during the three months ended September 30, 2011, compared to the prior year period, resulting in a $3.5 million increase in revenue. The decrease in average selling price per unit was the result of the company decreasing prices across all channels in the U.S. market. There was a $3.1 million decrease in retail deferred revenue during the three months ended September 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

We are actively working to reduce our business and financial exposures by working with key partners on how we could modify the way we do business together. We are considering, among other changes, changes to credit limits, payment terms, SKU reduction, store reduction or a change from terms to consignment. Discussions are ongoing and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate impact, however a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. Alternatively, a change from terms to consignment could result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. Or, if the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash.

The majority of our sales in our Korean subsidiary are generated by sales on home shopping television networks.  During the quarter, sales of most educational products on home shopping networks were down, including our products.  We are working on changes to our go to market strategy, including changes in price and messaging to improve sales in this important channel, but it is too early to tell whether these changes will improve sales performance.

Home School

We reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

Home school revenue was $1.5 million for the three months ended September 30, 2011, a decrease of $0.4 million or 19% from the three months ended September 30, 2010. The average selling price per unit decreased 31% as a result of changes to the pricing of our products in the U.S. market during the three months ended September 30, 2011 compared to the prior year period, resulting in a $0.7 million decrease in revenue, which was partially offset by a 19% increase in units sold during the three months ended September 30, 2011, compared to the prior year period, resulting in a $0.3 million increase in revenue.

Institutional Segment

Institutional revenue was $15.5 million for the three months ended September 30, 2011, an increase of $1.2 million, or 8%, compared to the three months ended September 30, 2010. The increase in institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $1.1 million increase in education revenue and a $0.7 million increase in corporate and non-profit revenue in 2011, compared to the prior year period.  These increases were partially offset by a $0.6 million decrease in governmental revenues, primarily as a result of government budget cuts including the non-renewal of the U.S. Army and U.S. Marines Corps contracts.

Institutional bookings, calculated as revenue plus the change in deferred revenue, decreased to $18.6 million for the three months ended September 30, 2011 from $22.3 million for the three months ended September 30, 2010.  The decrease in bookings was due to a $5.0 million decrease in government bookings as a result of the non-renewal of the U.S. Army & U.S. Marines Corps contracts, partially offset by a $1.2 million increase in education bookings and a $0.1 million increase in corporate and non-profit bookings in 2011 compared to the prior year period. We expect weakness in government bookings to continue, and our qualified pipeline for corporate bookings in Q4 was not as strong as it was last year.

Product revenue represented 24% of total institutional revenue for the three months ended September 30, 2011, and subscription and service revenue represented 76% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)

Product revenue	$44,183	68.8%	$49,407	81.1%	$(5,224)	-10.6%
Subscription and service revenue	20,019	31.2%	11,519	18.9%	8,500	73.8%
Total revenue	64,202	100.0%	60,926	100.0%	3,276	5.4%

Product Revenue

Product revenue decreased $5.2 million, to $44.2 million during the three months ended September 30, 2011 from $49.4 million during the three months ended September 30, 2010. Consumer product revenue decreased $4.4 million, primarily as a result of the allocation of revenue to the online services component of our software.  At the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe Studio and Rosetta World services with perpetual licenses of the Course, which previously comprised our Rosetta Stone Version 3 language learning solutions. Approximately 10% - 25% of each of these bundled sales is allocated to online services.  Institutional product revenues decreased $0.8 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

Subscription and service revenue increased approximately 74%, or $8.5 million, to $20.0 million for the three months ended September 30, 2011, from $11.5 million during the three months ended September 30, 2010. The increase in subscription and service revenues was due to a $6.5 million increase in consumer online service revenue related to Version 4 TOTALe and a $2.0 million increase in institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended September 30, 2011 and 2010:

	Three months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$44,183	$49,407	$(5,224)	-10.6%
Subscription and service	20,019	11,519	8,500	73.8%
Total revenue	64,202	60,926	3,276	5.4%

Cost of revenue
Cost of product revenue	7,862	8,749	(887)	-10.1%
Cost of subscription and service revenue	3,447	1,680	1,767	105.2%
Total cost of revenue	11,309	10,429	880	8.4%

Gross profit	$52,893	$50,497	$2,396	4.7%

Gross margin percentages	82.4%	82.9%	-0.5%

Cost of Product Revenue

Cost of product revenue for the three months ended September 30, 2011 was $7.9 million, a decrease of $0.9 million, or 10%, from the three months ended September 30, 2010.  As a percentage of product revenue, cost of product revenue remained flat at 18% for the three months ended September 30, 2011 and September 30, 2010, respectively. The dollar decrease in cost was primarily attributable to a $1.3 million decrease in expense for inventory obsolescence and scrap associated with the U.S. Version 4 TOTALe launch in the third quarter of 2010.  We are exploring the possibility of moving more of our business on-line, which should reduce the cost of product revenue as the cost of producing and shipping CD’s would decline.  However, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended September 30, 2011 was $3.4 million, an increase of $1.8 million, or 105% from the three months ended September 30, 2010.  As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 17% for the three months ended September 30, 2011 compared to 15% for the three months ended September 30, 2010. The increase in cost was primarily attributable to a $1.2 million increase in personnel-related expenses as a result of our web-based service offerings in our Version 4 TOTALe and ReFLEX products that include a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe solutions in our international markets.

Operating Expenses

	Three months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Sales and marketing	39,821	$34,093	$5,728	16.8%
Research and development	4,991	6,030	(1,039)	-17.2%
General and administrative	14,115	12,048	2,067	17.2%
Total operating expenses	$58,927	$52,171	$6,756	12.9%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2011 were $39.8 million, an increase of $5.7 million, or 17%, from the three months ended September 30, 2010. As a percentage of total revenue, sales and marketing expenses were 62% for the three months ended September 30, 2011, compared to 56% for the three months ended September 30, 2010. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets. Media and marketing activities grew by $3.5 million, primarily outside of the U.S., including increased media associated with the launch of Version 4 TOTALe and ReFLEX, our English remediation solution for our Asian markets, in Korea, and increased internet marketing due to increased spending in online social media networks. Personnel-related costs as a result of growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities increased by $1.5 million over the prior year period. Additionally, professional service related expenses increased by $1.1 million over the prior period as a result of increased consulting and clerical service expenses related to institutional and international retail sales.  These costs were partially offset by a decrease of $1.1 million in kiosk related expenses as the number of worldwide kiosks decreased from 257 as of September 30, 2010 to 197 as of September 30, 2011. We plan to continually evaluate our kiosk performance balancing the positive branding with the profitability of the kiosk, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 were $5.0 million, a decrease of $1.0 million, or 17%, from the three months ended September 30, 2010.  As a percentage of total revenue, research and development expenses were 8% for the three months ended September 30, 2011, compared to 10% for the three months ended September 30, 2010. The dollar decrease was primarily attributable to a decrease in consulting and personnel related costs of $0.7 million and a decrease in hosting communication costs of $0.2 million.  We expect research and development expenses to increase in future periods as we continue to develop ReFLEX, our English remediation solution for our Asian markets, invest in new platforms such as the iPad, continue to roll out our Version 4 TOTALe product in our international markets, and support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $14.1 million, an increase of $2.1 million, or 17%, from the three months ended September 30, 2010.  As a percentage of total revenue, general and administrative expenses were 22% for the three months ended September 30, 2011, compared to 20% for the three months ended September 30, 2010. The dollar increase was primarily attributable to increased investment in our IT and infrastructure and other administrative functions which enable continued support for our international expansion.  Consulting expenses increased $1.5 million, primarily related to investment in our IT infrastructure and legal.  IT and infrastructure expenses increased $0.7 million related to hardware and software upgrades, hosting, and telephone expenses.  There was also an increase in sales and use tax of $0.4 million related to a New York State tax credit in Q3 of 2010, $0.3 million increase in personnel-related expenses, and $0.4 million increase in capitalized project expenses as a result of allocating project expenses based on the nature of the project.  These increases were partially offset by a $1.1 million decrease in legal fees associated with our trademark infringement lawsuit against Google, Inc., other intellectual property enforcement actions, and a $0.5 million decrease in lease abandonment.  In 2011, there have been and we expect there will continue to be increases to certain general and administrative expenses to support expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

In connection with the transition agreement between the Company and our chief executive officer, certain previously issued stock option grants made to our chief executive officer will continue to vest after his transition to non-employee director.  This constitutes a modification of his original stock option agreement, accordingly we expect to record an additional non-cash charge of approximately $0.5 million to $1.5 million as a result of the modification at the time he becomes a non-employee director.

Additionally, in accordance with the terms of the transition agreement, our chief executive officer is eligible to receive a transition bonus in the amount of $575,000 to continue in his role until a successor is hired.  The transition bonus will be paid after the transition is made to the new chief executive officer.  Beginning in the fourth quarter of 2011, we expect to record the expense related to the transition bonus which will be recognized ratably over the estimated term of the transition, which we estimate to be six months.

Interest and Other Income (Expense)

	Three months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Interest Income	$62	$85	$(23)	-27.1%
Interest Expense	(1)	(8)	7	-87.5%
Other Income (Expense)	34	53	(19)	35.8%
Total other income (expense)	$95	$130	$(35)	26.9%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended September 30, 2011 was $62,000, a decrease of $ 23,000, or 27%, from the three months ended September 30, 2010.

Interest expense is primarily related to our short-term investment account as well as interest related to our other operating leases. Interest expense for the three months ended September 30, 2011 was $1,000, a decrease of $7,000 or 88%, from the three months ended September 30, 2010. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other income for the three months ended September 30, 2011 was $34,000 a decrease of $19,000 or 36% from the three months ended September 30, 2010. The decrease was primarily due to a loss on short-term investments.

Income Tax Benefit

	Three months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$(4,762)	$(1,159)	$(3,603)	310.9%

Income tax benefit for the three months ended September 30, 2011 was $4.8 million, compared to $1.2 million for the three months ended September 30, 2010. The change was the result of a decrease of $4.4 million in pre-tax income for the three months ended September 30, 2011 and an increase in our effective tax rate. Our effective tax rate was 80% for the three months ended September 30, 2011 compared to 75% for the three months ended September 30, 2010. The change in our effective tax rate was a result of changes in the geographic distribution of our income.

Comparison of the nine months ended September 30, 2011 and the nine months ended September 30, 2010

	Nine months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$134,541	$154,025	$(19,484)	-12.6%
Subscription and service	53,381	30,563	22,818	74.7%
Total revenue	187,922	184,588	3,334	1.8%

Cost of revenue
Cost of product revenue	25,430	23,041	2,389	10.4%
Cost of subscription and service revenue	8,861	3,631	5,230	144.0%
Total cost of revenue	34,291	26,672	7,619	28.6%

Gross margin	153,631	157,916	(4,285)	-2.7%

Operating Expenses:
Sales and marketing	118,175	91,896	26,279	28.6%
Research and development	17,829	17,600	229	1.3%
General and administrative	42,731	38,107	4,624	12.1%
Total operating expenses	178,735	147,603	31,132	21.1%

Income (loss) from operations	(25,104)	10,313	(35,417)	-343.4%

Other income and expense:
Interest income	224	191	33	17.3%
Interest expense	(5)	(25)	20	-80.0%
Other (expense) income	83	(158)	241	152.5%
Total interest and other income (expense), net	302	8	294	-3675.0%

Income (loss) before income taxes	(24,802)	10,321	(35,123)	-340.3%
Income tax expense (benefit)	(9,794)	2,001	(11,795)	-589.5%
Net income (loss)	$(15,008)	$8,320	$(23,328)	-280.4%

Our revenue increased $3.3 million to $187.9 million for the nine months ended September 30, 2011 from $184.6 million for the nine months ended September 30, 2010. The increase in revenue was primarily due to international growth of $2.0 million over the prior year period. Bookings, calculated as revenue plus the change in deferred revenue, decreased from $198.1 million for the nine months ended September 30, 2010 to $188.4 million for the nine months ended September 30, 2011.  The decrease in bookings was primarily due to a $19.3 million decrease in U.S. consumer net bookings and a $2.2 million decrease in institutional net bookings, partially offset by an $11.8 million increase in international consumer net bookings.  The U.S. consumer selling price per unit decreased from $387 to $320, or 17%, during the nine months ended September 30, 2011, compared to the prior year period, resulting in a $21.3 million decrease in revenue. The decrease in average selling price per unit was the result of lower prices across all channels in the U.S. market.  Our U.S. consumer units sold increased from 314,000 to 319,000, or 2%, during the nine months ended September 30, 2011 compared to the prior year period, resulting in a $2.0 million increase in revenue.

We reported an operating loss of $25.1 million during the nine months ended September 30, 2011 compared to operating income of $10.3 million in the nine months ended September 30, 2010. The operating loss was due to a decrease in gross profit of $4.3 million, from $ 157.9 million to $153.6 million, and an increase in operating expenses of $31.1 million. The decrease in gross profit was primarily due to higher direct costs associated with our web-based services offering Version 4

TOTALe that include higher direct costs to deliver to customers than our previous software solutions. The increase in operating expenses was primarily due to $8.7 million in personnel-related costs, $16.4 million in increased media and marketing activities, primarily outside of the U.S., $0.7 million increase in professional services and $1.6 million increase in depreciation and amortization expenses incurred to support the business expansion outside of the U.S., and $0.6 million increase in lease abandonment due to the reversal of the lease abandonment expenses in Q310.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$94,016	50.0%	$83,667	45.3%	$10,349	12.4%
Kiosk	21,668	11.5%	25,467	13.8%	(3,799)	-14.9%
Retail	22,352	11.9%	30,640	16.6%	(8,288)	-27.0%
Homeschool	3,958	2.1%	4,456	2.4%	(498)	-11.2%
Total consumer revenue	141,994	75.6%	144,230	78.1%	(2,236)	-1.6%
Institutional	45,928	24.4%	40,358	21.9%	5,570	13.8%
Total Revenue	$187,922	100.0%	$184,588	100.0%	$3,334	1.8%

Consumer Segment

Consumer revenue was $142.0 million for the nine months ended September 30, 2011, a decrease of $2.2 million, or 2%, from the nine months ended September 30, 2010. Consumer bookings, calculated as revenue plus the change in deferred revenue, decreased from $149.6 million for the nine months ended September 30, 2010 to $142.1 million for the nine months ended September 30, 2011.  The decrease in bookings was due to a $19.3 million decrease in U.S. consumer net bookings, partially offset by an $11.8 million increase in international consumer net bookings.  The worldwide average selling price per unit decreased from $393 to $355, resulting in a $15.1 million decrease in revenue, which was partially offset by an increase in the consumer units sold from 380,000 to 400,000 or 5% during the nine months ended September 30, 2011, compared to the prior year period, resulting in a $7.6 million increase in revenue. There was a $5.3 million decrease in deferred revenue during the nine months ended September 30, 2011 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

Product revenue represented 13% of total consumer revenue for the nine months ended September 30, 2011, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe Studio and Rosetta World services with perpetual licenses of the Course, which previously comprised our Rosetta Stone Version 3 language learning solutions, in the U.S. consumer market during the third quarter of 2010 with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 25% of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

We are currently testing different delivery methods.  If we did fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as customer payments and revenues would be spread over the subscription period.

Direct-to-Consumer

Direct-to-consumer revenue was $94.0 million for the nine months ended September 30, 2011, an increase of $10.3 million or 12%, from the nine months ended September 30, 2010. The increase in direct-to-consumer revenue was driven by $8.5 million in growth in our international direct-to-consumer markets and a $1.8 million increase in our U.S. direct-to-consumer business. The worldwide average selling price per unit increased 8% during the nine months ended September 30, 2011 compared to the prior year period, resulting in a $6.8 million increase in revenue.  Units sold increased 4% during the nine months ended September 30, 2011 compared to the prior year period, resulting in a $3.4 million increase in revenue.  There was a $0.1 million decrease in deferred revenue during the nine months ended September 30, 2011 compared to the prior year period, which was primarily related to revenue recognition for Version 4 TOTALe online services.

Kiosk

Kiosk revenue was $21.7 million for the nine months ended September 30, 2011, a decrease of $3.8 million, or 15%, from the nine months ended September 30, 2010. The number of worldwide kiosks decreased from 257 as of September 30, 2010 to 197 as of September 30, 2011. The worldwide average selling price per unit decreased 18% during the nine months ended September 30, 2011 compared to the prior year period, resulting in a $4.7 million decrease in revenue.  The number of units sold decreased 3% during the nine months ended September 30, 2011 compared to the prior year period, resulting in a $0.9 million decrease in revenue, primarily due to the decrease in the number of kiosks. We plan to continually review kiosk performance for the remainder of 2011 and we may continue to close our underperforming kiosk locations.  There was a $1.8 million decrease in deferred revenue during the nine months ended September 30, 2011 compared to the prior year period, which was primarily related to revenue recognition for Version 4 TOTALe online services.

Retail

Retail revenue was $22.4 million for the nine months ended September 30, 2011, a decrease of $8.3 million or 27% from the nine months ended September 30, 2010. The worldwide average selling price per unit decreased 40% during the nine months ended September 30, 2011 compared to the prior year period, resulting in a $14.8 million decrease in revenue, partially offset by an 9% increase in units sold during the nine months ended September 30, 2011 compared to the prior year period, resulting in a $3.1 million increase in revenue.  There was a $3.4 million decrease in deferred revenue during the nine months ended September 30, 2011 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

We are working to reduce our business and financial exposures by working with key retailers on potentially modifying our commercial relationships.  We are considering, among other changes, changes to credit limits, payment terms, or a change from terms to consignment. Discussions are ongoing and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate financial impact.  However a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. Alternatively, a change from terms to consignment could result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. Or, if the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash.

Home School

For the nine months ended September 30, 2011, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

Home school revenue was $4.0 million for the nine months ended September 30, 2011, a decrease of $0.5 million, or 11%, from the nine months ended September 30, 2010. In 2009, we began offering home school edition products through other sales channels, including direct-to-consumer call centers and our retail channels. As the availability of home school products in other sales channels increased during 2010, consumers began utilizing these new channels to make purchases.

Institutional Segment

Institutional revenue was $45.9 million for the nine months ended September 30, 2011, an increase of $5.6 million, or 14%, compared to the nine months ended September 30, 2010. The increase in institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $4.1 million increase in education revenue and a $1.8 million increase in corporate and non-profit revenue in 2011, compared to the prior year period.  Government revenue decreased $0.3 million primarily as a result of government budget cuts, including the non-renewal of the U.S. Army & U.S. Marines Corps contracts.

Product revenue represented 25% of total institutional revenue for the nine months ended September 30, 2011, and subscription and service revenue represented 75% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)

Product revenue	$134,541	71.6%	$154,025	83.4%	$(19,484)	-12.6%
Subscription and service revenue	53,381	28.4%	30,563	16.6%	22,818	74.7%
Total revenue	187,922	100.0%	184,588	100.0%	3,334	1.8%

Product Revenue

Product revenue decreased $19.5 million, to $134.5 million during the nine months ended September 30, 2011 from $154.0 million during the nine months ended September 30, 2010. Consumer product revenue decreased $16.7 million, or 12%, primarily as a result of the allocation of revenue to the online services component of our software.  In conjunction with the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions. Approximately 10% - 25% of the revenues from each of these bundled sales is allocated to online services and recognized over the life of these services.  Institutional product revenues decreased $2.8 million, or 20%, as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

Subscription and service revenue increased approximately 75%, or $22.8 million, to $53.4 million for the nine months ended September 30, 2011, from $30.6 million during the nine months ended September 30, 2010. The increase in subscription and service revenues was due to a $14.5 million increase in consumer online service revenue related to Version 4 TOTALe and an $8.3 million increase in institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the nine months ended September 30, 2011 and 2010:

	Nine months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$134,541	$154,025	$(19,484)	-12.6%
Subscription and service	53,381	30,563	22,818	74.7%
Total revenue	187,922	184,588	3,334	1.8%

Cost of revenue
Cost of product revenue	25,430	23,041	2,389	10.4%
Cost of subscription and service revenue	8,861	3,631	5,230	144.0%
Total cost of revenue	34,291	26,672	7,619	28.6%

Gross profit	$153,631	$157,916	$(4,285)	-2.7%

Gross margin percentages	81.8%	85.6%	-3.8%

Cost of Product Revenue

Cost of product revenue for the nine months ended September 30, 2011 was $25.4 million, an increase of $2.4 million, or 10%, from the nine months ended September 30, 2010. As a percentage of product revenue, cost of product revenue increased to 19% for the nine months ended September 30, 2011 compared to 15% for the nine months ended September 30, 2010. The increase in cost was primarily attributable to a $2.1 million increase in expense associated with product support activities, a $0.4 million increase in freight, and a $0.4 million increase in commission expenses associated with our partners and affiliates. This increase was slightly offset by a $0.4 million decrease in inventory scrap related primarily to the V4 launch in the US in Q310.  We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as the cost of producing and shipping CD’s would decline.  However, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the nine months ended September 30, 2011 was $8.9 million, an increase of $5.2 million, or 144%, from the nine months ended September 30, 2010. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 17% for the nine months ended September 30, 2011 compared to 12% for the nine months ended September 30, 2010. The increase in cost was primarily attributable to our web-based service offering in our Version 4 TOTALe product that includes a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. We expect cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of the Version 4 TOTALe solution in our international markets.

Operating Expenses

	Nine months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Sales and marketing	118,175	$91,896	$26,279	28.6%
Research and development	17,829	17,600	229	1.3%
General and administrative	42,731	38,107	4,624	12.1%
Total operating expenses	$178,735	$147,603	$31,132	21.1%

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2011 were $118.2 million, an increase of $26.3 million, or 29%, from the nine months ended September 30, 2010. As a percentage of total revenue, sales and marketing expenses were 63% for the nine months ended September 30, 2011, compared to 50% for the nine months ended September 30, 2010. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets. Media and marketing activities grew by $16.4 million, primarily outside of the U.S., including the launch of our new advertising campaign focused on promoting language learning and our brand, increased media associated with the launch of Version 4 TOTALe in the U.K., Japan and Korea and ReFLEX in Korea, and increased internet marketing due to increased spending in online social media networks.  Personnel-related costs as a result of growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities increased by $5.5 million over the prior year period. Additionally, travel and training expense increased by $0.7 million over the prior period as a result of increased travel in our institutional sales channel and global initiatives. These costs were partially offset by a decrease of $1.7 million in kiosk related expenses as the number of worldwide kiosks decreased from 257 as of September 30, 2010 to 197 as of September 30, 2011.   We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of the kiosk, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses were $17.8 million for the nine months ended September 30, 2011, an increase of $0.2 million, or 1%, from the nine months ended September 30, 2010. As a percentage of revenue, research and development expenses remained flat at 10% for the nine months ended September 30, 2011 and September 30, 2010 respectively. The dollar increases were primarily attributable to personnel-related increases in development personnel of $1.3 million, offset by a $0.8 million decrease in consulting-related costs associated with the development of new products and services that are complementary to our existing solutions.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $42.7 million, an increase of $4.6 million, or 12%, from the nine months ended September 30, 2010. As a percentage of revenue, general and administrative expenses increased to 23% for the nine months ended September 30, 2011 compared to 21% for the nine months ended September 30, 2010. The dollar and percentage increases were primarily attributable to a $4.0 million increase in personnel-related costs due to our investment in finance, legal, human resources, information technology and other administrative functions which enable continued support for our international expansion. IT and infrastructure expenses increased $2.7 million related to hardware and software upgrades, hosting, and telephone. Additionally, consulting expenses increased $3.2 million primarily related to investment in our IT infrastructure and cost realignment initiatives. These increases were partially offset by a $5.8 million decrease in legal fees associated with our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions. For the remainder of 2011, we expect there will be increases to certain general and administrative expenses to support expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

Interest and Other Income (Expense)

	Nine months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Interest Income	224	$191	$33	17.3%
Interest Expense	(5)	(25)	20	-80.0%
Other Income (Expense)	83	(158)	241	152.5%
Total other income/(expense)	$302	$8	$294	-3675.0%

Interest income represents interest earned on our cash and cash equivalents.  Interest income for the nine months ended September 30, 2011 was $0.2 million, an increase of $33,000, or 17%, from the nine months ended September 30, 2010.

Interest expense is primarily related to our short-term investment account as well as interest related to our operating leases. Interest expense for the nine months ended September 30, 2011 was $5,000, a decrease of $20,000 or 80%, from the nine months ended September 30, 2010.

We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other income for the nine months ended September 30, 2011 was $83,000 an increase of $0.2 million, or 153%, from the nine months ended September 30, 2010. The increase was primarily due to an increase in foreign exchange gains and an increase in trademark infringement awards compared to the prior year period.

Income Tax Expense (Benefit)

	Nine months ended
	September 30,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$(9,794)	$2,001	$(11,795)	-589.5%

Income tax expense (benefit) for the nine months ended September 30, 2011 was $(9.8) million, compared to $2.0 million for the nine months ended September 30, 2010.  The change was the result of a decrease of $35.1 million in pre-tax income for the nine months ended September 30, 2011 and an increase in our effective tax rate. Our effective tax rate was 39% for the nine months ended September 30, 2011 compared to 19% and for the nine months ended September 30, 2010.  The change in our effective tax rate was a result of changes in the geographic distribution of our income.

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

We expect that our future growth will continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months.

Cash Flow Analysis

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $4.0 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $16.6 million for the nine months ended September 30, 2010, a decrease of $20.6 million. Net cash used in operating activities was primarily the result of the net loss as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable, offset in part by decreases in net liabilities. The net loss totaled $15.0 million for the nine months ended September 30, 2011 compared to net income of $8.3 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we incurred depreciation, amortization and stock compensation expense in the amount of $11.4 million, compared to $7.7 million for the nine months ended September 30, 2010. Accounts receivable decreased by $12.3 million for the nine months ended September 30, 2011, the result of continued collection efforts compared to an increase of $9.4 million for the nine months ended September 30, 2010. We have been providing customers with the option of purchasing our product over time in 3 or 5 month installments in order to increase the number of customers who purchase our product without materially increasing our bad debt exposure. However this option has extended the time for us to collect cash from our customers.   Accounts Payable increased by $0.7 million for the nine months ended September 30, 2011 primarily the result of more efficient cash management and the timing of cash expenditures compared to a decrease of $0.3 million for the nine months ended September 30, 2010.  This increase was partially offset by an increase in income tax receivable of $12.2 million.  In the future, our cash flow management may not be successful in extending the timing of payments to vendors, which would then cause this cash flow benefit to reverse. If our efforts to reposition the U.S. consumer business are not successful, we would anticipate our cash flow from operations to decline for the remainder of 2011.  The total amount of cash that was held by foreign subsidiaries as of September 30, 2011 was $12.4 million.  If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.

Net Cash Used In Investing Activities

Net cash used in investing activities was $9.8 million for the nine months ended September 30, 2011, compared to $5.7 million for the nine months ended September 30, 2010, an increase of $4.1 million. Our investing activities during these periods primarily related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth and international expansion, and the purchase of short-term investments.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $3.4 million for the nine months ended September 30, 2010. Net cash provided by financing activities during the nine months ended September 30, 2011 primarily related to proceeds received from stock option exercises.

We believe our current cash and cash equivalents, short term investments and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through the foreseeable future, including at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or increased borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$15,455	$7,813	$6,885	$757	$—
Total	$15,455	$7,813	$6,885	$757	$—

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2011 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. The U.S. Court of Appeals heard oral argument on the Company’s appeal on September 22, 2011 and the decision is pending.  We have incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

On or about April 28, 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. On March 16, 2011, the case was removed to the United States District Court for the Northern District of California, Oakland Division. On October 27, 2011, a mediation of the case was held.  In November 2011, the plaintiffs’ attorneys and the Company agreed to the mediator’s proposed settlement terms. As of September 30, 2011, we reserved $0.6 million with respect to the proposed settlement. Approval of the proposed settlement by the court is pending. We dispute the plaintiffs’ claims and have not admitted any wrongdoing with respect to the case.

On or about March 24, 2011, a purported securities class action lawsuit was filed on behalf of persons who purchased our publicly traded securities between February 25, 2010 and February 28, 2011 against the Company and certain of our present and former officers in the United States District Court for the Eastern District of Virginia alleging violations of federal securities law in connection with various public statements and alleged material omissions made by us. The complaint names as defendants Rosetta Stone Inc., Tom P.H. Adams, President and Chief Executive Officer, Brian D. Helman, former Chief Financial Officer, and Matthew C. Sysak, Vice President and Controller. On September 19, 2011, the United States District Court for the Eastern District of Virginia granted plaintiff’s motion for leave to voluntarily dismiss its claims with prejudice.  Although no settlement was paid, we  incurred legal fees and other costs in the defense of these claims.

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany.   Langenscheidt is seeking, among other things, to enjoin Rosetta Stone GmbH from using the color yellow in Germany, a declaratory judgment that Rosetta Stone GmbH is liable for damages based on our activities in Germany, and the award of costs and attorneys’ fees associated with the legal proceeding.  A hearing was held on October 27, 2011 and the presiding judge indicated his opinion that Rosetta Stone GmbH has infringed on Langenscheidt’s German trademark.  The court has encouraged the parties to enter into settlement discussions and has postponed rendering its decision until January 19, 2012.  If settlement discussions are unsuccessful we intend to vigorously defend this matter including appealing of any decision by the District Court of Cologne.  The outcome of the matter is currently not known, and the range of any potential loss is not reasonably estimatable at this time.  Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.3(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
	10.19+	Executive Employment Agreement between Rosetta Stone Ltd. and Michael F. Fulkerson effective as of May 31, 2011
31.1*

Certification of Chief Executive Officer (Principle Executive Officer) Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principle Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*                                         Filed herewith

**                                  Furnished herewith

+                                         Identifies management contracts and compensatory plans or arrangements.

(1)	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-153632), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.

/s/ STEPHEN M. SWAD

Stephen M. Swad Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)

Date: November 8, 2011