Form 10-K
period 2011-12-31
ROSETTA STONE INC
filed 2012-03-14
CIK 1351285

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $191 million as of June 30, 2011 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

        As of February 27, 2012, there were 20,940,891 shares of common stock outstanding.

        Documents incorporated by reference:    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders to be held on May 23, 2012 are incorporated by reference into Part III.

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

 PART I

Item 1.    Business

Overview

        We are a leading provider of technology-based language-learning solutions. We develop, market, and sell language-learning solutions consisting of software, online services, mobile applications and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language-learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language-learning solutions in over 30 languages. Our customers include individuals, educational institutions, armed forces, government agencies and corporations.

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language-learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 86% of our revenue for the year ended December 31, 2011 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco.

        We were incorporated in Delaware in 2005.

Our Industry

        The language-learning market is highly fragmented and consists of the following primary models: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio tapes and software that rely primarily on grammar and translation; and free online offerings that provide basic content and opportunities to practice writing and speaking.

        Key Drivers of Demand in the Language-Learning Market.    We believe that language learning is important and valued by individuals and institutions in the United States and throughout the world. The demand for language learning is driven in part by:

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

        Limitations of Traditional Methods for Language Learning.    The human brain has a natural capacity to learn languages. Children learn their native language without using rote memorization or adult analytical abilities for grammatical understanding. They learn at their own pace through their immersion in the language spoken around them and using trial and error. They do not rely on translation. By contrast, foreign languages have traditionally been taught by focusing on memorization, grammar translation and word translation, typically in an academic classroom setting. This traditional method involves learning complex grammar rules, conjugating verbs and memorizing vocabulary lists. Students have little practice speaking or listening in the classroom, and practice outside the classroom typically involves listening to audio recordings and pronunciation exercises, with little or no feedback on pronunciation accuracy. Many students who were taught languages using the traditional method regard it as ineffective and boring.

        Emergence of Immersion Language Learning.    To address some of the shortcomings of traditional language-learning methods, language-learning specialists have developed an alternative method for teaching language known as immersion learning, in which only the target language is spoken. We believe that immersion learning is more effective than the traditional translation and grammar method in helping learners move towards conversational fluency. Immersion learning provides a more natural, direct learning environment, where the learner deduces meaning and develops an intuition of language structure. This is similar to the manner in which children learn their native language, without an awareness of formal grammar rules or the necessity to translate. Most immersion learning programs, however, require either one-on-one teaching, a small group course or travel to a foreign country. These programs can cost several thousand dollars and are less convenient than self-study alternatives.

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

        The Need for a High-Quality, Trusted Solution.    Consumers and institutions face a confusing array of alternatives when choosing a language course due to the fragmented nature of the language-learning market. Most providers of language-learning offer little information to potential customers about their teaching methods and do not have well known brands. The few major internationally known language learning providers generally offer only classroom instruction, which is not convenient for all prospective language learners. In addition, there are numerous self-study courses in the market available at a variety of price points, most of which are offered as audio and books and do not provide an interactive, immersion learning experience. There are also many community websites that provide free opportunities to practice.

        We believe that language learners seek a trusted and recognized name-brand solution that is more convenient and affordable than classroom alternatives, and more effective, interactive and engaging than other self-study options. We believe the combination of these elements is not offered by traditional providers of language instruction and that we have a market solution that provides this combination.

Rosetta Stone Solutions

        Our mission is to change the way people learn languages. We believe our solutions provide an effective way to learn languages in a convenient and engaging manner. Our approach, called Dynamic Immersion, eliminates translation and grammar explanation and is designed to leverage the innate, natural language-learning ability that children use to learn their native language. We consider traditional translation and grammar methods as obstacles that delay and impede the successful acquisition of language proficiency, and our solutions avoid those elements. Our technology based self-study courses allow our customers to learn using the immersion method on their own schedule and for a price that is significantly lower than most classroom-based or one-on-one alternatives.

        Although other audio and software publishers claim to teach with immersion methods, we believe that we are the only self-study solution that teaches strictly without any translation or explicit grammar explanations. Our proprietary solutions have been developed over the past 19 years by professionals with extensive expertise in linguistic, education and instructional technology. We estimate that our content library consists of more than 25,000 individual photographic images and more than 400,000 professionally recorded sound files. We design the sequencing of our content to optimize learning. The result is a rigorous and complete language-learning curriculum that is also designed to be flexible, fun and convenient.

        Our language-learning solutions are built upon a flexible software platform that supports multiple languages and is deployable on personal computers, on local networks, online, tablets and smart phones. The platform incorporates a number of proprietary technologies that are central to enabling language learning, including:

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

        Rosetta Stone offers a broad product suite, with courses currently available in over 30 languages. Our courses are available in up to five levels of proficiency per language, with each level providing approximately 40 hours of instruction and containing multiple units, lessons and activities.

        In July 2009, we introduced Rosetta Stone TOTALe, an online language-learning solution that integrates our online courses with online services, including coach-led practice sessions, language games, interaction with native speakers and live support from customer service agents. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged course software and online services. The content of TOTALe and Version 4 TOTALe are functionally the same. We offer our customers access and payment alternatives without differentiating the learning experience. We launched Rosetta Stone Version 4 TOTALe in Japan in February 2011, in the United Kingdom in May of 2011 and in South Korea in July of 2011.

        In July 2011, we introduced in South Korea, ReFLEX, an online subscription language-learning solution designed specifically for English learners who seek to improve their listening and speaking skills with an online course and coach-led practice sessions. We intend to launch this solution in Japan in 2012.

        We also provide an online peer-to-peer practice environment called SharedTalk, at www.sharedtalk.com, where registered language learners meet for language exchange to practice their foreign language skills. During 2011, we had more than 154,000 active SharedTalk users.

        In addition, we have developed Rosetta Stone products for the exclusive use of Native communities to help promote revitalization of their endangered languages, including Mohawk, Chitimacha, Inuttitut, Iñupiaq and Navajo. In 2011, we stopped accepting applications to develop new endangered languages while we evaluate the program.

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

Our Strategy

        Our goal is to strengthen our position as a leading provider of language-learning solutions and address the challenges facing our company. Our challenges include a changing U.S. consumer market, an extremely competitive marketplace, a tightened media environment and evolving product delivery platforms. These factors have contributed to a decline in our U.S. consumer bookings from 2009 to 2011. We intend to strengthen our position and address our challenges through the following strategies:

        Reposition U.S. Consumer Business and Increase U.S. Market Share.    We are evaluating changes in our marketing, pricing, packaging and delivery methods to strengthen our brand and improve the relevance of our offering. In addition, we are evaluating developing more targeted language-learning solutions for learners with different needs. We are also considering diversifying our product portfolio and marketing to address new segments in the language-learning market. In addition, we are exploring ways to provide greater lifetime values to customers, such as the introduction of Version 4 TOTALe, mobile applications and other software solutions to generate greater revenue per customer over time.

In addition, we plan on increasing the percent of business that is delivered online through a selection of time-based offers (e.g. 3, 6 and 12 month language products). We also plan to augment select retail relationships while reducing our financial exposure to underperforming store-based retail partners. In addition, we plan to realign our cost structure to help fund investment in areas of growth.

        Reposition Global Kiosks.    During 2012, based on our evaluation of historical and forecasted kiosk sales performance, we plan to significantly reduce the size of our worldwide kiosk program, in addition to continually reviewing the performance of remaining kiosk locations.

        Increase Our Focus on the Global Institutional Market.    We plan to intensify our efforts to engage new large institutional customers for which language learning is critical. We expect to expand our direct sales force along with our institutional marketing activities.

        Increase Our Focus on Sizeable Non-U.S. Markets.    We generated approximately 21% of our revenue in 2011 from sales outside the United States. We believe that there is a significant opportunity for us to expand our business internationally utilizing many of the successful marketing and distribution strategies we have used in the United States. We have established subsidiaries in the United Kingdom, Japan, Germany, South Korea and Brazil to develop our international business. In addition, we are exploring opportunities to expand our presence further in Asia, Europe and Latin America. Because our solutions do not rely upon translation from the target language into the learner's native language, they require only modest localization to be used by learners from other native language backgrounds, and thus we believe that we can efficiently scale our business internationally. We launched Version 4 TOTALe in Japan in February 2011, in the United Kingdom in May 2011, and in South Korea in July 2011. In addition, we launched ReFLEX in South Korea in July 2011.

        Extend Our Technological and Product Leadership.    We intend to apply new technologies to maintain our product leadership. We currently are working on a variety of product development initiatives. For example, Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged software with opportunities to practice with dedicated conversational coaches and other language learners to increase language socialization as well as online language-learning games. In July 2011, we launched our English remediation solution, ReFLEX, targeting intermediate learners in Asia. This solution targets intermediate English learners in Asia who can read and write, but have low conversational fluency. It provides learners with foundational phonetic skills while building confidence through spoken conversation and activating learners' strong English grammar and vocabulary knowledge in conversational practice sessions designed to carefully advance learners to converse fluidly and confidently with native speakers. In addition, we will continue to support delivering our language-learning content on existing platforms such as iPhones, iPads and similar devices. We intend to continue improving the efficacy of our solutions by continuing to develop products with higher frequency of socialization and optimizing the content of our solutions.

Products and Services

Core Product Offering

        The core Rosetta Stone language-learning solution is offered in two versions for over 30 languages under the Rosetta Stone brand. Each language currently has up to five levels, with each consecutive level representing a higher level of proficiency. We sell each level as a standalone unit, although we offer a price incentive to customers to purchase all available levels of a language as a bundle, where that option is available.

        As of December 31, 2011, we offer the following languages:

Version 4 (24 Languages)
5 Levels (9 Languages)
• Chinese (Mandarin)	• English (American)	• English (British)	• French
• German	• Italian	• Russian	• Spanish (Latin American)
• Spanish (Spain)
3 Levels (15 Languages)
• Arabic	• Dutch	• Farsi (Persian)	• Greek
• Hebrew	• Hindi	• Irish (Gaelic)	• Japanese
• Korean	• Polish	• Portuguese	• Swedish
• Tagalog	• Turkish	• Vietnamese
Version 3 (7 Languages)
3 Levels (1 Language)
• Latin
1 Level (6 Languages)
• Arabic (Iraqi)	• Dari	• Indonesian	• Pashto
• Swahili	• Urdu

        In addition to the Version 3 languages listed above, Rosetta Stone continues to sell Version 4 languages using our Version 3 software in select markets and to institutional customers.

        In June 2011, we released (i) levels 4 & 5 for Chinese (Mandarin) and Russian and (ii) TOTALe Companion HD on the Apple iPad. We also introduced Dari, Indonesian, Pashto, Swahili and Urdu in the consumer market. These languages were previously available only to our institutional customers.

        In November 2011, we developed a downloadable version of TOTALe Version 4 that is available through the Amazon software download store. We also introduced our TOTALe Companion product on the Android platform.

        As of December 31, 2011, the following components are included with each software version:

Version	Rosetta Course	Rosetta Studio	Rosetta World	Audio Companion	TOTALe Companion HD (iOS)	TOTALe Companion (iOS and Android)
Version 4 TOTALe	X	X	X	X	X	X
Version 3	X			X
  •
  Rosetta Course is the self-study interactive language-learning curriculum that is the core component of the Rosetta Stone offering. The course consists of sequences of listening, speaking, reading and writing interactions designed to teach, reinforce and test learners through our software program.

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

  •
  TOTALe Companion HD is a learning tool that provides access to Rosetta Course with the exception of the review and writing path steps. TOTALe Companion HD includes our speech recognition technology.

TOTALe Companion is an additional practice tool that is available on Apple iPhone, Apple iPod Touch and select Android enabled smartphones. TOTALe Companion includes a series of practice lessons which use images, audio and our speech recognition technology to help users refine their speaking skills while they are away from their computer.

        We have four different editions of our product: personal, enterprise, classroom and home school.

Version	Personal Edition	Home School Edition	Enterprise Edition	Classroom Edition
Version 4	X		X	X
Version 3	X	X	X	X

        Each edition utilizes the same core software product, but includes different ancillary features as follows:

  •
  Personal Edition—This edition is targeted to individual consumers and contains the core software product we use for all editions.

  •
  Enterprise Edition—This edition is targeted to businesses, armed forces, government organizations and not-for-profit entities and can accommodate organizations of any size, from individual learners to entire global organizations. This edition includes management tools that provide easy-to-use administrative and reporting functionality. These tools deliver easy-to-read reports and graphs that track learner activity, progress and scores, thereby providing organizations with key information they need to measure return on their language-learning investment.

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

        Our solutions are available both pre-packaged and by subscription online through our language-learning portal. For the year ended December 31, 2011, approximately 73% of our revenue was from CD-ROM sales while approximately 27% was from online subscriptions to both consumers and institutions.

        We also provide an online peer-to-peer practice environment called SharedTalk, at www.sharedtalk.com, where registered language learners meet for language exchange and to practice their foreign language skills. During 2011, we had more than 154,000 active SharedTalk users. In addition, we have developed Rosetta Stone products for the exclusive use of Native American communities to help to save their endangered languages, including Mohawk, Chitimacha, Inuktitut, Iñupiaq and Navajo.

ReFLEX Product Offering

        In July 2011, Rosetta Stone introduced ReFLEX, a solution designed specifically for English learners who want to improve their listening and speaking skills. ReFLEX is sold as an online subscription in South Korea to the English language-learning market. We intend to launch ReFLEX in Japan in 2012. ReFLEX improves learners' ability to converse in English. Learners are guided by an adaptive artificial intelligence system to practice in daily 30 minute sessions focusing on the challenging phonetic and prosodic differences between English and other languages, speaking without translation, and conversing with live native speakers in Rosetta Studio sessions.

Technology

        We develop most of our own technology, including our proprietary unified language-learning software platform. Our newest application, Version 4, currently supports up to five levels of proficiency and is available in 24 languages. Version 3 currently supports up to five levels of proficiency and is available in 31 languages. The technology underlying Version 3 and Version 4 is designed to handle the complexities of a wide variety of languages, including languages written from right-to-left such as Arabic and Hebrew and languages with characters such as Chinese and Japanese.

        Our Version 3 and Version 4 platform is flexible and capable of meeting a wide range of market requirements, including:

  •
  enabling reporting features and additional curriculum options for our home school edition;

  •
  providing our solutions in a local networked environment to enable a class management tool in the classroom edition;

  •
  offering our solutions online through a commercial learning management system for our enterprise customers; and

  •
  providing localized interfaces and help files in the user's native language, which are currently available in nine languages.

In each of these cases, the learner receives the same engaging language-learning experience and content.

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

Content and Curriculum

        The foundation of Dynamic Immersion is our proprietary content, consisting of a total of more than 25,000 individual photographic images and more than 400,000 professionally recorded sound files. Each Version 3 and Version 4 language contains approximately 10,000 individual photographic images and 15,000 professionally recorded sound files. We believe these photographic images and recorded sound files are a competitive strength, as we have created many of the pictures and all of the sound files ourselves. We believe that our images and their juxtaposition convey a universal meaning, which makes it possible for us to broadly deploy the same images across multiple languages. In addition, we have developed a sophisticated method for sequencing the images, which is designed to build a rich curriculum that incrementally teaches the user the most important and relevant language skills necessary to achieve fluency. We believe that our sequence of images is as effective for someone learning Arabic or Mandarin Chinese as it is for someone learning Spanish or English. To supplement our core content, we incorporate specific nuances for each language, such as dual forms for parts of speech in Arabic. Our ability to tailor our content also enables us to develop customized versions of our language-learning solutions to address the specific needs of various industries. In the future, we may develop customized versions for other industries, such as healthcare, business, real estate and retail.

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

Customers

        Our customers include individuals, home school parents, educational institutions, armed forces, government agencies, corporations and not-for-profit institutions. We sell to our customers through a direct-to-consumer, indirect retail consumer, home shopping networks in Korea and institutional marketing and distribution strategy.

Channel	Customer Type	Representative Customers
Consumer	Individual	Based on our internal studies, 57% annually earn more than $75,000 and 40% earn more than $100,000
	Retailers*	Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco
	Home Shopping Network	GS Home Shopping, Inc. (Korea)
Institutional	Educational Institutions
Primary and Secondary Schools: New York City Department of Education (NY), DeKalb County Schools (GA), Clark County School District (NV), School District of Hillsborough County (FL), Region 7 Education Service Center (TX), Lodi Unified School District (CA), School Board of Orange County (FL), Santa Fe Public Schools (NM)
Universities: Liberty University, Rutgers—The State University of New Jersey, Northwood University
	Government, Armed Forces and Not-for-Profit Organizations	Foreign Service Institute, TSA—Virginia, Centers for Disease Control, Servicio Nacional de Aprendizaje (Columbia), Caribbean Examinations Council, Administrative Office of the U.S. Courts, U.S. Air Force, American Cancer Society, New York Public Library
	Corporations	Andarko Petroleum Corp., Burberry Group, Deere & Company, Emerson Electric Co., Interstate Operating Company, Marriott International, Inc., Molex Inc., National Oilwell Varco, Inc., Northern Trust, Pitney Bowes Inc.

*
We use third party distributors to sell to Best Buy, Staples and some smaller retailers.

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

  •
  premium brand building; and

  •
  improved convenience for consumers.

  Consumer

        Consumer sales accounted for approximately 77% of our revenue for the year ended December 31, 2011. Our consumer distribution model comprises a mix of our call centers, websites, network of kiosks, select retail resellers, such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco, home shopping networks such as GS Home Shopping, Inc. in Korea and consignment distributors such as Navarre. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our kiosks or retailers, and those who have seen our solutions demonstrated at our kiosks may purchase solutions through our retailers, websites or call centers.

        Direct to Consumer.    Our direct-to-consumer channel, which we define as sales generated through either our websites or call centers, accounted for approximately 66% of our consumer revenue for the year ended December 31, 2011. We utilize several forms of advertising to drive our direct-to-consumer sales, including print, online, television and radio. Our marketing to this channel also supports the kiosk and retail channels.

        Rosetta Stone Kiosks.    As of December 31, 2011, we operated 174 retail kiosks, including 103 full service retail outlets, in airports, malls and other strategic high-traffic locations in 28 states and the District of Columbia. As of December 31, 2011, we operated 8 kiosks in the United Kingdom, 11 in Japan, 47 in South Korea and 5 in Germany. Many of our international kiosks are inside the stores of other retailers. These company operated kiosks accounted for approximately 14% of our consumer revenue for the year ended December 31, 2011. During 2012, based on our evaluation of historical and forecasted kiosk sales performance, we plan to significantly reduce the size of our worldwide kiosk program, in addition to continually reviewing the performance of remaining kiosk locations.

        Retailers.    Sales to retailers accounted for approximately 18% of our consumer revenue for the year ended December 31, 2011. Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own kiosks and websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco. Sales in the retail channel are highly correlated with our media expenditures in the direct-to-consumer channel. We plan to expand select retail relationships while reducing our financial exposure to underperforming store-based retail partners.

        Home Schools.    We promote interest in this market through advertising in publications focused on home schooling, attending local trade shows, seminars and direct mailings. For the years ended December 31, 2011 and 2010, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation. Home school sales accounted for approximately 2% of our consumer revenue for the year ended December 31, 2011.

  Institutional

        Institutional sales accounted for approximately 23% of our revenue for the year ended December 31, 2011. Our institutional distribution model is focused on targeted sales activity primarily through a direct sales force in four markets: schools, colleges and universities; the U.S. armed forces and federal government agencies; corporations; and not-for-profit organizations. Regional sales managers are responsible for sales of our solutions in their territories and supervise account managers who are responsible for maintaining our customer base.

        Educational Institutions.    These customers include primary and secondary schools and represented approximately 56% of our institutional revenue for the year ended December 31, 2011. In our experience, colleges, universities and schools frequently rely on references from peer institutions and an official request-for-proposal, or RFP, process when selecting a vendor. We generate sales leads from sources such as visiting potential customer sites to provide briefings on our solutions and the industry, interacting with attendees at trade shows and conferences, responding to inbound calls based on recommendations from existing customers, and monitoring and responding to RFPs.

        Federal Government Agencies and Armed Forces, Not-for-Profit.    These customers include governmental agencies, armed forces and organizations developing workforces to serve non-native speaking populations, offering literacy programs and preparing members for overseas missions and accounted for approximately 20% of our institutional revenue for the year ended December 31, 2011. Many customers in this market license our products through online subscriptions.

        Corporations.    We promote interest in this market with onsite visits, trade show and seminar attendance, speaking engagements and direct mailings. Many of our customers in the market prefer online subscription delivery of our products. Corporations represented 24% of our institutional revenue for the year ended December 31, 2011.

  International

        International sales accounted for approximately 21% of our revenue for the year ended December 31, 2011. In the near term, our international activity is primarily focused on successfully growing our business in the United Kingdom, Germany, South Korea, Japan and Brazil, where we are utilizing many of the same strategies that we developed in the U.S. market. We opened our United Kingdom office in 2005, our Japan office in 2007, our South Korea office in 2009, our Germany office in 2010, and our Brazil office in 2011. Over time, we believe that we will be able to develop a similar business model in other markets in Europe, Asia and Latin America.

Product Development

        Our product portfolio is a result of significant investment in product development over 19 years. Our product development focuses on both software and content development. Our development efforts include both creating new solutions and adding new languages to existing solutions. Our development team has specific expertise in speech recognition, interface design, immersion learning and instructional design.

        Our research and development expenses were $24.2 million, $23.4 million and $26.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Competition

        The language-learning industry is highly fragmented and subject to rapidly changing consumer preferences and industry trends. We expect competition in the markets that we serve to persist and intensify. We face varying degrees of competition from a wide variety of companies providing language learning solutions including:

  •
  language learning center operators;

  •
  audio CD and MP3 download providers;

  •
  pre-packaged software producers;

  •
  textbook publishers;

  •
  online tutoring service providers; and

  •
  online community practice providers.

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

        We have four U.S. patents and several international and U.S. patents pending. Many of these pending patents relate to our language teaching methods.

        We hold a perpetual, irrevocable and worldwide license from the University of Colorado allowing us to use speech recognition technology for language-learning solutions. We entered into the license agreement in December 2006, and paid the University of Colorado an up-front license fee.

        We have registered a variety of trademarks, including Rosetta Stone, Rosetta World, Rosetta, Rosetta Course, Rosetta Studio, Rosetta Stone Language-Learning Success & global design, Audio Companion, Dynamic Immersion, The Fastest Way to Learn a Language. Guaranteed., Adaptive Recall, Contextual Formation, Simbio, the Rosetta Stone blue stone logo and design, the Rosetta Stone blue stone logo and design/Language-Learning Success, Rosettastone.com, Rosetta Stone TOTALe, rWorld, SharedTalk and TOTALe. All these trademarks are the subject of either registrations or pending applications in the United States, as well as numerous countries worldwide where we do business. We have applied to register our yellow color as a trademark with the United States Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we utilize today and those we develop in the future.

        We are registering or have registered in the United States all editions of our Version 3 languages. We have a registered copyright in the refreshed Rosetta Stone blue stone logo and design in the United States. We intend to continue to strategically register copyrights in our various products.

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

Employees

        As of December 31, 2011, we had 1,888 total employees, consisting of 1,013 full-time and 875 part-time employees. Our personnel consisted of 334 employees in sales and marketing, 210 employees in research and development, 209 in general and administrative, 544 in coaching, customer and product support, 40 in operations and logistics and 551 kiosk sales employees. None of our employees is represented by a collective bargaining agreement. We believe our employee relations are good.

Financial Information by Segment and Geographic Area

        For a discussion of financial information by segment and geographic area, see Note 16 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Available Information

        This Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website address is www.rosettastone.com. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

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

We may not be able to utilize all of our deferred tax assets.

        We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all of our deferred tax assets, consisting primarily of reserves and accruals that are not currently deductible for tax purposes. However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to utilize them. If it becomes more likely than not that our deferred tax assets will expire unused, we would record a valuation allowance, which may materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which it is recorded.

Risks Related to Our Business

Our introduction of Rosetta Stone Version 4 TOTALe and ReFLEX has increased our costs as a percentage of revenue, may not succeed and may harm our business, financial results and reputation.

        We released Rosetta Stone Version 4 TOTALe in the United States in the third quarter of 2010 and in Japan, the United Kingdom and South Korea in 2011. We introduced ReFLEX in South Korea in July 2011. Rosetta Stone Version 4 TOTALe integrates our existing language-learning software solutions with web-based services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. ReFLEX integrates online language-learning software solutions to improve the listening and speaking skills of English learners with web-based services, which provide opportunities for practice with dedicated language conversation coaches and other language learners. These web-based services have a much higher cost as a percentage of revenue than our software solutions. We offer Rosetta Stone Version 4 TOTALe primarily by bundling the web-based services of TOTALe with our software and audio offerings. At the same time, we expect to provide augmented, free peer-to-peer language practice. The services associated with Rosetta Stone Version 4 TOTALe and ReFLEX have decreased our margins. Rosetta Stone Version 4 TOTALe sells at a higher price per unit than our Version 3 software solutions and customers may not choose to engage with conversation coaches or pay higher prices to do so. Rosetta Stone Version 4 TOTALe and ReFLEX have also presented new management and marketing challenges that differ from the challenges we face in our existing business. In addition, we are now required to defer recognition of a portion of each sale of Version 4 TOTALe and ReFLEX in connection with the subscription terms of our online socialization services. Consumer demand for Rosetta Stone Version 4 TOTALe has not been as high as we projected and overall, our unit sales contracted in 2011 compared to 2010. We cannot assure you that Rosetta Stone Version 4 TOTALe and ReFLEX will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended. If Rosetta Stone Version 4 TOTALe and/or ReFLEX are not successful, our business, financial results and reputation may be harmed.

Our introduction of an English remediation solution targeting intermediate learners in Asia may not succeed and may harm our business, financial results and reputation.

        In July 2011, we introduced our English remediation solution, ReFLEX, in South Korea. We intend to introduce ReFLEX in Japan during 2012. This solution targets advanced English learners in Asia, and will provide learners with foundational phonetic skills needed to properly hear and produce distinctions that are present in English, but absent in Asian languages. This online solution will carry lower price points than our full Rosetta Stone Version 4 TOTALe language-learning solution and may cannibalize sales of our Version 4 solution in Asia. We have devoted significant capital, personnel and management attention to develop and launch the English remediation offering, including related research and development expenses, and incurring marketing expenses relating to the launch. This new product presents new management and marketing challenges that differ from the challenges we face in our existing business. Consumer demand for ReFLEX in South Korea has not been as high as we projected. We cannot assure you that the English remediation solution will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended. If we are not successful in our launch of the English remediation solution, our business, financial results and reputation may be harmed.

Because we generate all of our revenue from language-learning solutions, a decline in demand for our language-learning solutions or for language-learning solutions in general could cause our revenue to decline.

        We generate substantially all of our revenue from our language-learning solutions, and we expect that we will continue to depend upon language-learning solutions for substantially all of our revenue in the foreseeable future. Because we are dependent on our language-learning solutions, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in our language-learning software products declines, or if consumer interest in learning foreign languages in general declines, we would likely experience a significant loss of sales. Our December 2010 study found that the consumer spending on language learning in the U.S. contracted from approximately $5.2 billion in 2007 to approximately $4 billion in 2010. Our study also indicates that U.S. consumer spending on language learning has declined by 24% since 2007, even as the total number of buyers has expanded by 28%. Some of the potential developments that could negatively affect interest in and demand for language-learning software products include:

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

        Demand for our language-learning software products and related services, and for consumer products and services in general, is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

  •
  identify, anticipate, understand and respond to these trends in a timely manner;

  •
  introduce appealing new products and performance features on a timely basis;

  •
  provide appealing solutions that engage our customers;

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

        Although unit sales of our products increased compared to 2010, revenues from Version 4 TOTALe have been less than expected. In addition, the sales of ReFLEX in South Korea have been less than we anticipated. We have also been experiencing changes in consumer demand with respect to our kiosk sales channel. We closed 23 kiosk locations in the fourth quarter of 2011 and plan to significantly reduce the size of our worldwide kiosk program based on our evaluation of historical and forecasted kiosk sales performance.

        We may be unable to develop new solutions or solution enhancements in time to capture market opportunities or achieve sustainable acceptance in new or existing markets. In addition, our solutions may become less appealing to consumers due to changes in technologies or reduced life cycles of our solutions. A decline in consumer demand for our solutions, or any failure on our part to satisfy such changing consumer preferences, could harm our business and profitability.

We depend on discretionary consumer spending in the consumer segment of our business. Adverse trends in general economic conditions, including retail shopping patterns, airport traffic or consumer confidence, as well as numerous other external consumer dynamics may compromise our ability to generate revenue.

        The success of our business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt our sales and profitability. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail mall-based kiosks. We also depend on continued airline travel to generate traffic for our retail kiosks located in airports. In addition, we depend on the continued popularity of traditional store-based retailers such as Barnes & Noble, Best Buy, Costco, Books-A-Million and Staples to sell our products. Decreases in mall, airport or traditional store-based retail traffic adversely affect our consumer sales and our profitability and financial condition. In addition, an increase in the taxation of online sales could result in reduced online purchases or reduced margins on such sales. Furthermore, consumers may defer purchases of our solutions in anticipation of new products or new versions from us or our competitors.

Because a significant portion of our sales are made to or through retailers and distributors, none of which have any obligation to sell our products, the failure or inability of these parties to sell our products effectively could hurt our revenue and profitability.

        We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are highly concentrated on a small group, including Amazon.com, Barnes & Noble, Best Buy, Books-A-Million, Staples, Costco, Navarre and our home shopping network partner in Korea, GS Home Shopping, Inc. Sales to or through our retailer and distributors accounted for approximately 14% of our revenue for the year ended December 31, 2011, which was down approximately 4% from our revenue generated from these channels for the year ended December 31, 2010. On February 16, 2011, Borders filed for Chapter 11 bankruptcy reorganization and we recorded a charge of $0.9 million during the three months ended December 31, 2010 associated with the potential loss of our accounts receivable from Borders. In July 2011, Borders announced plans to close down all of the Company's retail stores and liquidate inventory. The liquidation of inventory by Borders reduced foot traffic and sales of our products by our other retailers.

        We have no control over the amount of products that these retailers and distributors purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers and distributors will not promote competitors' products over our products or enter into exclusive relationships with competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a potentially significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether. As evidenced by the Borders Chapter 11 liquidation, book stores and other traditional store-based retailers are experiencing diminished foot traffic and sales. Reduced customer foot traffic in these stores is likely to reduce their sales of our products. In addition, if one or more these bookstores or other retailers or distributors are unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts. Any bankruptcy, liquidation, insolvency or other failure of any of these retailers or distributors could result in significant financial loss and cause us to lose revenue in future periods.

Product returns and pricing concessions could exceed our estimates, which would diminish our reported revenue.

        We offer consumers who purchase our packaged software and audio practice products directly from us six-month unconditional full money-back. We also permit some of our retailers and distributors to return packaged products, subject to certain limitations. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could hurt our reported financial results.

        We are in the process of testing changes to the pricing and delivery methods of our products. If we reduce our prices or our method of delivery as a result of successful tests in an effort to increase sales volume and overall market penetration, we may provide our retailers and distributors with price protection on existing inventories, which would allow these retailers and distributors a credit against amounts owed with respect to unsold packaged product under certain conditions. These price protection reserves could be material in future periods.

Intense competition in our industry may hinder our ability to generate revenue and may diminish our margins.

        The market for foreign language-learning solutions is rapidly evolving, highly fragmented and intensely competitive, and we expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced gross margins and loss of market share. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition worldwide. The resources of these competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements, reduce prices to win new customers and offer free language-learning software or online services. We may not be able to compete successfully against current or future competitors.

        As the market for foreign language solutions continues to develop, a number of other companies with greater resources than ours could attempt to enter the market or increase their presence by acquiring or forming strategic alliances with our competitors or our distributors or by introducing their own competing products. These companies and their products may be superior to any of our current competition. We have seen increased competition from imitation products which are lower priced lower quality products that attempt to capitalize on the popularity of our products by utilizing similar packaging and marketing materials. In addition, we see increased competition from community practice providers which provide low priced entry points for consumers interested in learning languages. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively with any of these new entrants to the market.

        We have seen an increase of language-learning applications on mobile platforms, such as iPhones and iPads, that are offered at extremely low prices and, while they are currently limited in scope and ability to teach languages, they may present a threat as they develop.

        As we continue to expand into foreign markets, we expect that we will experience competition from local foreign language-learning companies that have strong brand recognition and more experience in selling to local consumers and a better understanding of local marketing, sales channels and consumer preferences.

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

Demand for paid language-learning solutions such as ours could decline if effective language-learning solutions become available for free.

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

  •
  create greater awareness of our brands and our language-learning solutions;

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

        We believe that market awareness of our Rosetta Stone brand in the United States has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Rosetta Stone brand is critical to maintaining our competitive advantage. As we continue to grow in size, expand our products and services and extend our geographic reach, maintaining the quality and consistency of our language-learning solutions, and thus the quality of our brand, may be more difficult. In addition, software piracy and trademark infringement may harm our Rosetta Stone brand by undermining our reputation for quality software programs. We must continue to update our marketing communications in order to maintain and enhance our brand awareness and the value of our brand. Failure to do so may result in a decrease in brand value and related sales.

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

        Our business strategy contemplates continued expansion into international markets. We are currently expanding our direct sales channels in Europe, Asia and Latin America. In addition, we are expanding our indirect sales channels in Europe, Asia and Latin America through retailer and distributor arrangements with third parties. If we are unable to expand our international operations successfully and in a timely manner, our ability to pursue our growth strategy will be impaired. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally to the extent we expect.

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

  •
  inability to drive traffic to our websites, call centers, kiosks and distribution channels;

  •
  inability to register domain names for "rosetta stone" in Country Code Top Level Domains in order to operate country specific websites to permit consumers to easily locate our products in other countries due in large part to cybersquatting;

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

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. The process of developing new high technology products, services and applications and enhancing existing products, services and applications is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, the number of individuals who access the internet through devices other than a personal computer, such as tablet computers, personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically and this trend is likely to continue. Our products and services may not work or be viewable on these devices because each manufacturer or distributor may establish unique technical standards for such devices. With the exception of TOTALe Companion, we have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices, and new devices and new platforms are continually being released. Accordingly, we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services that respond to these or other technological developments and changing customer needs cost effectively, we may lose market share and revenue and our business could suffer.

        We offer our software products and services primarily on Windows and Macintosh platforms. To the extent that there is a slowdown of customer purchases of personal computers on either the Windows or Macintosh platform or in general, to the extent that we have difficulty transitioning product or version releases to new Windows and Macintosh operating systems, or to the extent that significant demand arises for our products or competitive products on other platforms before we choose and are able to offer our products on these platforms, our business could be harmed. To the extent new releases of operating systems, including for mobile and non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers are persuaded to use alternative technologies, our business could be harmed.

If we fail to manage our expansion effectively, we may experience difficulty in filling purchase orders, declines in product and service quality and customer satisfaction, increased costs or disruption in our operations.

        We are currently involved in efforts to expand our operations internationally, grow our institutional business, and move our business more online, which has strained our managerial, operational, financial and other resources.

        We anticipate that continued expansion of our operations will be required to satisfy consumer and institutional demand and to avail ourselves of new market opportunities. The expanding scope of our business will continue to place a significant strain on our management team, information technology systems and other resources. To properly manage our growth, we need to hire and retain personnel, upgrade our existing operational, management and financial and reporting systems, including warehouse management and inventory control, improve our business processes and controls and identify and develop relationships with additional retailers and distributors. We may also be required to expand our distribution facilities and our operational facilities or add new facilities, which could require significant capital expenditures. Failure to effectively manage our expansion and move our business more online in a cost-effective manner could result in difficulty in filling purchase orders, declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.

        Our growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy.

If we move our consumer business substantially online and sell our solutions pursuant to a monthly subscription fee rather than an upfront fee, our revenue, results of operations and cash flow will be negatively impacted in the short term.

        Historically, we have predominantly sold our packaged software programs for a single upfront fee and recorded 75-90% of the revenue at the time of sale. We are exploring delivering more of our solutions online pursuant to monthly subscription fees. Selling in this manner will result in substantially less cash and revenue from the initial sale to the customer and could have a substantially negative impact on our revenue, results of operations and cash flow in the short term.

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

        Our future performance depends on the continued service of our key technical, development, sales, services and management personnel. We rely on our executive officers and senior management to execute our existing business plans and to identify and pursue new opportunities. We rely on our technical and development personnel for product innovation. We generally do not have employment agreements with our non-executive personnel and, therefore, they could terminate their employment with us at any time. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We do not carry key person life insurance covering any of our employees.

        Our future success also depends on our continued ability to attract and retain highly qualified technical, development, sales, services and management personnel. Competition for such personnel is intense, and we may fail to retain our key employees or attract or retain other highly qualified personnel in the future. Many of our employees are located in Harrisonburg, Virginia, a city that does not have a large pool of qualified replacement personnel. The lack of qualified local replacement personnel may make it more difficult to quickly find replacement personnel and may increase the costs of identifying and relocating replacement personnel to Harrisonburg, Virginia or increase costs due to hiring replacements in other higher cost of living cities such as Arlington, Virginia or Boulder, Colorado.

        In addition, wage inflation and the cost of retaining our key personnel in the face of competition for such personnel may increase our costs faster than we can offset these costs with increased prices or increased sales volume.

Our kiosk business generates significant revenues, and if we are unable to successfully reposition our kiosk business, or hire, train, motivate and retain sales personnel to staff our kiosks, or to identify suitable locations and negotiate site licenses on acceptable terms, we could lose revenue, our costs could increase and our profitability could decline.

        The number of worldwide kiosks decreased 33% from 259 as of December 31, 2010 to 174 as of December 31, 2011. In 2012, based on our evaluation of historical and forecasted kiosk sales performance, we plan to significantly reduce the size of our worldwide kiosk program, in addition to continually reviewing the performance of remaining kiosk locations.

        In order to successfully generate revenues from our kiosk program we must be able to hire, train, motivate and retain sales personnel to staff these kiosks. Our kiosks are small and widely dispersed, and, as such, are operated without substantial hands-on management or oversight by us. As a result, we depend on our kiosk sales personnel to effectively manage sales, customer issues and reporting of financial transactions from these kiosks. The success of our kiosks will depend upon various additional factors, including our ability to negotiate site licenses on acceptable terms and on negotiating acceptable labor costs. We must identify and negotiate cost-effective site licenses for kiosk locations that will generate sufficient consumer demand. Many of these site licenses contain terms and conditions that are highly favorable to licensors including allowing licensors to cancel them on short notice, sometimes as little as thirty days, and broad indemnification terms in favor of licensors. If competition for kiosk space increases, license fees may increase and other terms may become even less favorable to us, resulting in lower profitability. Our failure to properly manage the repositioning of this sales channel could cause us to lose revenue and increase our expenses.

Failure to maintain the availability of the systems, networks, databases and software required to operate and deliver our internet-based products and services could damage our reputation and cause us to lose revenue.

        We rely on internal systems and external systems, networks and databases maintained by us and third-party providers to process customer orders, handle customer service requests, and host and deliver our internet-based language-learning solutions, including our online language courses and Rosetta Stone TOTALe, and our SharedTalk online peer-to-peer collaborative and interactive community. Any damage, interruption or failure of our systems, networks and databases could prevent us from processing customer orders and result in degradation or interruptions in delivery of our products and services. Notwithstanding our efforts to protect against interruptions in the availability of our e-commerce websites and internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In addition, we do not have complete redundancy for all of our systems. We do not maintain real-time back-up of all of our data, and in the event of system disruptions, we could experience loss of data which could cause us to lose customers and could harm our reputation and cause us to face unexpected liabilities and expenses. If we continue to expand our business, we will put additional strains on these systems. If we move additional product features to online systems or more of our business online, all of these considerations will become more significant. We may also need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

We are subject to U.S. and foreign government regulation of online services which could subject us to claims, judgments, and remedies, including monetary liabilities and limitations on our business practices.

        We are subject to regulations and laws directly applicable to providers of online services. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, data security, defamation, promotions, billing, consumer protection, accessibility, content regulation, quality of services, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend litigation in connection with such regulations and laws or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply.

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

        Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy, data-retention or data-protection matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertising partners, or affiliates, which could adversely affect our business.

Our possession and use of personal information presents risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

        Maintaining our network security is of critical importance because our online e-commerce systems and our online administration tools for our institutional business store proprietary and confidential customer, employee and other sensitive data, such as names, addresses, other personal information and credit card numbers. Our call centers also process confidential customer data, which is provided to employees in the call centers. We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. We employ contractors and temporary and part-time employees who may have access to the personal information of customers and employees. It is possible such individuals could circumvent our controls, which could result in a breach of customer or employee privacy.

        Possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

        Government sales entail a variety of risks as evidenced by the non-renewal of our contracts with the U.S. Army and the U.S. Marine Corps in 2011. These risks include the following:

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

  •
  we must comply with complex federal procurement laws and regulations in connection with government contracts, which may impose added costs on our business; and

  •
  federal government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to terminate existing contracts, with short notice, for convenience, without cause, reduce or modify contracts or subcontracts, and claim rights in products, systems, and technology produced by us.

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

        Our planned expansion of products and services will generate more varied sources of revenue than our existing business. In the fourth quarter of 2011, we made announcements regarding our business, including evolving from a CD-ROM based desktop software model to digital services, combining self-study with live online conversational coaching in a multi-device platform. In 2012, we intend to work further on our plans to transition our distribution to more online in the consumer business. The accounting policies that apply to these sources of revenue may be more complex than those that apply to our traditional products and services. In addition, we may change the manner in which we sell our software licenses, and such change could cause delays in revenue recognition in accordance with accounting standards. Under these accounting standards, even if we deliver products and services to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product or service until a future period when all the conditions necessary for revenue recognition have been satisfied. If we move more of our consumer business online we will also collect less cash from our initial transactions with consumers which could substantially decrease our revenues in the short term. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value, requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer or material customer acceptance criteria.

Many of our expenses are fixed and many are based, in significant part, on our expectations of our future revenue and are incurred prior to the sale of our products and services. Therefore, any significant decline in revenue for any period could have an immediate negative impact on our margins, net income and financial results for the period.

        Our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our profitability. In addition, as our business evolves, we anticipate increasing our operating expenses to expand our product development, technical support, sales and marketing and administrative organizations. Any such expansion could cause material losses to the extent we do not generate additional revenue sufficient to cover the additional expenses.

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

Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business.

        We may make acquisitions or enter into joint ventures and strategic alliances as part of our long-term business strategy. Such transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new employees, business systems, and technology, diversion of management's attention from our other businesses or that we acquire undiscovered liabilities such as patent infringement claims or violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws. It may take longer than expected to realize the full benefits, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.

Risks Related to Intellectual Property Rights

Protection of our intellectual property is limited, and any misuse of our intellectual property by others, including software piracy, could harm our business, reputation and competitive position.

        Our intellectual property is important to our success. We believe our trademarks, copyrights, trade secrets, pending patents, trade dress and designs are valuable and integral to our success and competitive position. To protect our proprietary rights, we rely on a combination of patents, copyrights, trademarks, trade secret laws, confidentiality procedures, contractual provisions and technical measures.

        We have four issued patents in the United States. We have several patent applications on file in the United States and other countries. However, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, we have not emphasized patents as a source of significant competitive advantage and have instead sought to primarily protect our proprietary rights under laws affording protection for trade secrets, copyright and trademark protection of our products, brands, trademarks and other intellectual property where available and appropriate. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. In addition, these protections may not be adequate to prevent our competitors or customers from copying or reverse-engineering our products. Third parties could copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our intellectual property, which would decrease demand for our products. In addition, our patents may not provide us with any competitive advantages and the patents of others may seriously impede our ability to conduct our business.

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

        Protection of trade secret and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. The laws of countries in which we operate may afford little or no protection to our trade secrets and other intellectual property rights. Although we defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Despite our enforcement efforts against software piracy, we lose significant revenue due to illegal use of our software and from counterfeit copies of our software. If piracy activities increase, it may further harm our business.

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

        Competitors and other third parties, including counterfeiters, purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs and in the header and text of the resulting sponsored link advertisements in order to divert potential customers to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to protect our trademarks and confusingly similar terms from such unauthorized use, competitors and other third parties may continue to drive potential online customers away from our websites to competing and unauthorized websites, which could harm our reputation and cause us to lose sales.

Our trademarks are limited in scope and geographic coverage and may not significantly distinguish us from our competition.

        We own several federal trademark registrations, including registrations of the Rosetta Stone mark, hold common law trademark rights and have trademark applications pending in the United States and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the United States and overseas. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.

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

        We own several domain names that include the terms Rosetta Stone and Rosetta World. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Third parties also may acquire country specific domain names in the form of Country Code Top Level Domains which include our trademarks and which prevent us from operating country specific websites from which customers can view our products and engage in transactions with us. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. In June 2011, ICANN (the Internet Corporation for Assigned Names and Numbers), the international authority over top-level domain names, gave final approval of the expansion of generic Top Level Domains ("TLDs") which will allow companies and organizations to create additional Web addresses that appear to the right of the "dot," such as already created TLDs, ".com," ".gov" and ".org." Applications for new TLDs currently are being accepted until April 12, 2012. As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business or reputation. Moreover, attempts may be made to register our trademarks as new TLDs and we will have to make efforts to enforce our rights against such registration attempts.

Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business.

        We may become subject to material claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than we have and they have made significant investments in competing products and technologies, may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with our ability to make, use and sell our current and future products and technologies, and we may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, we may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third-party's patents or other proprietary rights, including whether any of our products, technologies or processes infringe the patents or other proprietary rights of third parties. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The outcome of any such proceedings is uncertain and, if unfavorable, could force us to discontinue sales of the affected products or impose significant penalties or restrictions on our business. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

        As of December 31, 2011, funds affiliated with ABS Capital Partners beneficially owned in the aggregate shares representing approximately 25% of our outstanding voting power. Two managing members of the general partner of ABS Capital Partners currently serve on our board of directors. Additionally, as of December 31, 2011, Norwest Equity Partners VIII, LP, or Norwest, beneficially owned in the aggregate shares representing approximately 16% of our outstanding voting power. One managing member of the general partner of Norwest currently serves on our board of directors. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

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

        Provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws, and in the Delaware General Corporation Law, may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. Any provision of our second amended and restated certificate of incorporation or second amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with ABS Capital Partners and Norwest acquired their shares prior to our initial public offering, Section 203 is currently inapplicable to any business combination or transaction with them or their affiliates. In addition, our second amended and restated certificate of incorporation includes a classified board of directors and requires that any action to be taken by stockholders must be taken at a duly called meeting of stockholders and may not be taken by written consent. Our second amended and restated bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

Item 1B.    Unresolved Staff Comments

        None.

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

        We also lease space for our three full service retail outlets in California, New Jersey, and Virginia, and small offices in Boulder, Colorado, Tokyo, Japan, Seoul, South Korea, Munich, Germany, London, United Kingdom, Shanghai, China and Sao Paulo, Brazil. Our Boulder office serves as a research and development location while our Tokyo, Seoul, Sao Paulo and London offices serve as regional sales offices. Our Shanghai, China office is representative.

        As of December 31, 2011, we also had site licenses for 174 kiosks. Most of our kiosk site licenses have terms of one to 89 months and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These site licenses generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the site licenses also contain early termination options, which can be exercised by us or the licensor under certain conditions. Based on our evaluation of historical and forecasted kiosk sales performance, during 2012, we plan to significantly reduce the size of our worldwide kiosk program, in addition to continually reviewing the performance of remaining kiosk locations.

Item 3.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. The U.S. Court of Appeals heard oral argument on the Company's appeal on September 22, 2011 and the decision is pending. We have incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

        On or about April 28, 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for unspecified damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed by us as salaried managers in its retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. In November 2011, the plaintiffs' attorneys and the Company agreed to the mediator's proposed settlement terms, and as a result, as of September 30, 2011, we reserved $0.6 million for the proposed settlement amount. Approval of the proposed settlement by the court is pending. We dispute the plaintiffs' claims and have not admitted any wrongdoing with respect to the case.

        On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG ("Langenscheidt") in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone's use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. Langenscheidt is seeking, among other things, to enjoin Rosetta Stone GmbH from using the color yellow in Germany, a declaratory judgment that Rosetta Stone GmbH is liable for damages based on our activities in Germany, and the award of costs and attorneys' fees associated with the legal proceeding. A hearing was held on October 27, 2011 and the presiding judge indicated his opinion that Rosetta Stone GmbH has infringed on Langenscheidt's German trademark. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH's use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys' fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH's product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt's trademark. The decision is immediately enforceable upon Langenscheidt's posting of a bond. To date, Langenscheidt has not posted a bond. It is required in this jurisdiction for a plaintiff to post a bond in order for a decision to be immediately enforced because if the decision were reversed upon appeal, the defendant would be awarded the bond amount for costs and damages incurred. Langenscheidt has not yet pled the amount of its damages and the court has not yet made any determination as to the amount of damages. We intend to vigorously defend this matter and have filed a notice of appeal with the Court of Appeals in Cologne. In addition, we have commenced a separate proceeding directed at cancellation of Langenscheidt's German trademark registration of yellow as an abstract color mark. However, the outcome of the matter is currently not known, and the range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims.

        From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
Year ended December 31, 2011
Fourth Quarter	$11.00	$6.55
Third Quarter	16.12	8.92
Second Quarter	16.15	12.57
First Quarter	21.94	12.57
Year ended December 31, 2010
Fourth Quarter	$24.50	$19.00
Third Quarter	25.66	16.75
Second Quarter	27.50	21.10
First Quarter	26.37	16.30

        On February 24, 2012, the last reported sales price of our common stock on the NYSE was $8.79 per share. As of that date, there were approximately 235 holders of record of our common stock.

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

Stockholder Return Performance Presentation

        The following graph compares the change in the cumulative total stockholder return on our common stock during the period from April 16, 2009 (the first day our stock began trading on the NYSE) through December 31, 2011, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on April 16, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among Rosetta Stone Inc., the NYSE Composite Index, and SIC code 7372 index

    * $100 invested on 4/16/09 in stock or 3/31/09 in index, including reinvestment of dividends.
    Fiscal year ending December 31.

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from Rosetta Stone Inc. audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$268,449	$258,868	$252,271	$209,380	$137,321
Cost of revenue	49,116	38,999	33,427	28,676	20,687

Gross profit	219,333	219,869	218,844	180,704	116,634

Operating expenses:
Sales and marketing	161,491	130,879	114,899	93,384	65,437
Research and development	24,218	23,437	26,239	18,387	12,893
Acquired in-process research and development		—	—	—	—
General and administrative	62,031	53,239	57,182	39,577	29,786
Lease abandonment		(583)	(8)	1,831	—

Total operating expenses	247,740	206,972	198,312	153,179	108,116

Income (loss) from operations	(28,407)	12,897	20,532	27,525	8,518
Other income and expense:
Interest income	302	262	159	454	673
Interest expense	(5)	(66)	(356)	(891)	(1,331)
Other (expense) income	142	(220)	112	239	154

Interest and other income (expense), net	439	(24)	(85)	(198)	(504)

Income (loss) before income taxes	(27,968)	12,873	20,447	27,327	8,014
Income tax expense (benefit)	(7,980)	(411)	7,084	13,435	5,435

Net income (loss)	(19,988)	13,284	13,363	13,892	2,579
Preferred stock accretion	—	—	—	—	(80)

Income (loss) attributable to common stockholders	$(19,988)	$13,284	$13,363	$13,892	$2,499

Income (loss) per share attributable to common stockholders:
Basic	$(0.96)	$0.65	$0.89	$7.29	$1.47

Diluted	$(0.96)	$0.63	$0.67	$0.82	$0.15

Common shares and equivalents outstanding:
Basic weighted average shares	20,773	20,439	14,990	1,905	1,702

Diluted weighted average shares	20,773	21,187	19,930	16,924	16,533

Other Data:
Stock-based compensation included in:
Cost of sales	$55	$39	$34	$2	$2
Sales and marketing	1,932	774	999	153	189
Research and development	2,448	1,181	5,959	482	360
General and administrative	7,918	2,393	15,158	953	776

Total stock-based compensation expense	$12,353	$4,387	$22,150	$1,590	$1,327

Intangible amortization included in:
Cost of sales	$—	$—	$—	$13	$1,227
Sales and marketing	45	58	42	3,003	3,596
Research and development	40	—	—	—	—

Total intangible amortization expense	$85	$58	$42	$3,016	$4,823

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$106,516	$115,756	$95,188	$30,626	$21,691
Total assets	277,181	276,474	225,442	138,818	110,376
Deferred revenue	51,895	47,158	26,106	15,744	12,939
Notes payable and capital lease obligation	12	—	—	9,910	13,324
Redeemable convertible preferred stock	—	—	—	—	5,000
Total stockholders' equity	$171,205	$178,316	$156,435	$79,071	$58,125

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

  Overview

        We are a leading provider of technology-based language-learning solutions. We develop, market, and sell language-learning solutions consisting of software, online services and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language-learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language-learning solutions in over 30 languages. Our customers include individuals, educational institutions, armed forces, government agencies and corporations.

        The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language-learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 86% of our revenue for the year ended December 31, 2011 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco.

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

  •
  the relevance of our advertising and website;

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

        On February 22, 2012, our board of directors promoted chief financial officer Stephen M. Swad, to president and chief executive officer ("CEO"). As our CEO assumes his new role, he is conducting an assessment of the company's critical areas over the coming months. The primary areas of focus will be:

  1.
  further stabilizing the U.S. Consumer market;

  2.
  regaining positive momentum in Asia;

  3.
  taking steps to improve margins across all of our businesses, both in the U.S. and internationally; and

  4.
  examining and evaluating ways to grow our institutional business.

        While it will take some time to carry out this assessment, there are some opportunities for short-term actions to improve performance that we will be looking to effect, such as eliminating marketing investments that have low expected yields and better leveraging our worldwide G&A infrastructure. As this process evolves, it is possible that we may record one-time expenses associated with transition to our new strategy.

  Components of Our Statement of Operations

  Revenue

        We derive revenue from sales of language-learning solutions consisting of packaged software and audio practice products and online software subscriptions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our packaged software products and sold as a solution.

        Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe and ReFLEX. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. The content of our packaged software and subscription offerings are the same. We simply offer our customers the ability to choose which format they prefer without differentiating the learning experience. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we defer approximately 10%-25% of each of these bundled sales over the term of the subscription license.

        We sell our solutions directly to individuals, educational institutions, armed forces, corporations and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we own, as well as through select retailers. The majority of our consumer customers purchase our packaged software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different.

        For the year ended December 31, 2011 and 2010, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are now more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation. This presentation is also consistent with how we manage the home school channel.

        Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2011 accounted for 32% of our annual revenue in 2011. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.

  Cost of Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. Cost of subscription and service revenue primarily represents costs associated with supporting our online language-learning service, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We believe cost of revenue will also increase as a percentage of revenue in future periods, as a result of our launch of Rosetta Stone Version 4 TOTALe, which includes services that have higher direct costs to deliver to customers than prior versions of our products.

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

        Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea. In 2010 we established an office in Germany, and in 2011 we established an office in Brazil. In each case we established local sales offices, added employees and launched marketing and public relations campaigns within the region. In 2011, we also established a representative office in China. We intend to continue to invest within strategic regions around the world.

        Research and Development.    Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to expanding our product portfolio through the addition of new content and new complimentary products and services to our language-learning solutions.

        General and Administrative.    General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. In 2011, there were increases to certain general and administrative expenses to support our expansion into new international markets. During 2012, we plan on taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.

        Stock Compensation Charge.    Included in the respective operating expense lines for 2009 is an aggregate $18.8 million expense, consisting of $18.5 million in stock-based compensation expense and $0.3 million in payroll tax expense, related to common stock grants awarded to key employees equal to a total of 591,491 shares in April 2009. This grant was net of the number of shares required to be withheld to satisfy the federal, state and local tax withholding obligations. The aggregate grant date fair value of the awards was $18.5 million, which we recognized as stock-based compensation expense on the grant date, as the awards were immediately vested. We allocated this $18.8 million aggregate expense among the operating expense line items in accordance with the functions performed by the respective employees who received the grants. No such grant was made in 2011 or 2010.

  Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest expense is related to our long-term debt, the outstanding balance of which was zero as of December 31, 2011. Interest income represents interest received on our cash and cash equivalents.

  Income Tax Expense (Benefit)

        Income tax expense (benefit) consists of federal, state and foreign income taxes. For the year ended December 31, 2011, our worldwide effective tax rate was approximately 29%. We expect our worldwide rate to be approximately 32-37% in 2012 assuming no general increase in federal, state or foreign income tax rates applicable to companies such as ours.

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

        Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background ("ASC 985-605-05"). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between 3 and 12 months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between 6 and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional cost for one year from date of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

        Revenue for online service subscriptions for dedicated conversational coaching is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically range from three months to 15 months. Rosetta Stone Version 4 TOTALe bundles, which include dedicated conversational coaching online services and packaged software, allow customers to begin their online services at any point during a registration window, which is 6 months from the date of purchase from us or an authorized reseller. Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

        In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

        We have been engaged to develop language-learning software for certain endangered languages under fixed-fee arrangements. These arrangements also include contractual periods of post-contract support ("PCS") and online hosting services ranging from one to ten years. Revenue for multi-element contracts are recognized ratably once the PCS and online hosting periods begin, over the longer of the

PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

  Revenue Recognition for Arrangements with Multiple Deliverables

        As of January 1, 2010, we began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements ("ASU No. 2009-13"). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, we allocate revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE generally exists only when we sell the deliverable separately and is the price that we actually charge for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

        We account for multiple element arrangements that consist only of software or software related products, in accordance with industry specific accounting guidance for software and software related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE or the residual method when VSOE exists only for the undelivered element. If we cannot objectively determine the fair value of any undelivered element included in such multiple element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

        We have identified two deliverables generally contained in Rosetta Stone Version 4 TOTALe software arrangements. The first deliverable is the packaged software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. We allocate revenue between these two deliverables using the residual method based on the existence of VSOE for the undelivered service element. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language-learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

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

        As of December 31, 2011 and 2010, there were approximately $7.9 million and $8.3 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.67 and 2.76 years, respectively.

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2011	2010	2009
Included in cost of revenue:
Cost of product revenue	$55	$39	$34
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	55	39	34

Included in operating expenses:
Sales and marketing	1,932	774	999
Research and development	2,448	1,181	5,959
General and administrative	7,918	2,393	15,158

Total included in operating expenses	12,298	4,348	22,116

Total	$12,353	$4,387	$22,150

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

	Year Ended December 31,
	2011	2010	2009
Expected stock price volatility	57% - 64%	58% - 66%	61%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.14% - 2.59%	1.14% - 2.59%	1.71% - 2.46%

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

        The following table sets forth a summary of stock option grants since the date of plan inception, through the date of this Annual Report on Form 10-K:

Grant Date	Number of Options Granted	Exercise Price	Common Stock Fair Value Per Share at Grant Date
2006	1,704,950	$3.85 - $3.85	$4.57 - $5.92
2007	436,254	3.85 - 11.19	6.35 - 11.30
2008	402,805	10.36 - 17.49	10.36 - 17.49
2009	472,589	16.74 - 22.30	16.74 - 22.30
2010	593,017	17.10 - 25.99	17.10 - 25.99
2011	698,327	6.88 - 20.91	6.88 - 20.91

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

  Goodwill

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009. We test goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other
("ASC 350") or more frequently, if impairment indicators arise. Such indication occurred during the fourth quarter of 2011 when the fair value of the Company's publicly traded common stock declined; however, after performing Step I of the impairment test under ASC 350 as of December 31, 2011, no impairment was identified as the fair value was greater than the carrying value of each reporting unit. The Company will continue to review indicators and it is possible an impairment charge may need to be recorded if trends do not reverse.

        Goodwill impairment is tested using a two-step process that begins with an estimation of the fair value of each reporting unit. The first step is a screen for potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount.

        In estimating fair value of our reporting units, we compared our market capitalization of our common stock, distributed between the reporting units to the equivalent carrying value (total assets less total liabilities) of such reporting unit.

        These techniques included the income approach (i.e., the discounted cash flow method) and the market approach (i.e., the guideline public company method). Using our adjusted EBITDA projections is a judgment item that can significantly affect the outcome of the analysis, both in basing the allocation on the most relevant time period as well as in allocating fair value between reporting units. As a result of a limited ability to derive future cash flow estimates from historical experience based on internal business plans, which include consideration of industry trends, competitive actions, technology changes and changes in underlying cost structure, we applied only the guideline public company method in estimating the fair value of our reporting units as of December 31, 2011. Based on the fair value calculation, the fair value of the consumer and institutional reporting units exceeded the carrying value by 5% and 22%, respectively. The factors that we consider important, and which could trigger an impairment review, include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy.

  Valuation of Long-Lived Assets

        In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), we evaluate the recoverability of our long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we believe that no impairment of our long-lived assets was indicated as of December 31, 2011 and 2010.

  Income Taxes

        For the years ended December 31, 2011, 2010 and 2009, we accounted for income taxes in accordance with Accounting Standards Codification topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        ASC 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

        We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations.

        Our analysis of the need for a valuation allowance on our U.S. deferred tax assets recognizes that while we have not incurred a cumulative loss over our evaluation period after adjusting for nonrecurring expenses related to our initial public offering in 2009, a substantial loss was incurred in the current year as a result of difficult market conditions. Consideration has also been given to the lengthy period over which these net deferred assets can be realized, and our history of not having tax loss carryforwards in any jurisdiction expire unused.

        In 2010, we recognized a tax benefit of $2.4 million due to the release of the valuation allowance on deferred tax assets of non-US subsidiaries which we believe are more likely than not to be realized. Our effective income tax rate in 2010 benefited from the availability of previously unrealized deferred tax assets which we utilized to reduce tax expense for United Kingdom and Japanese income tax purposes. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating income and continuing projected income represented sufficient positive evidence that we used to conclude that it is more likely than not that our deferred tax assets will be realized and accordingly, a release of our valuation allowance was recorded in the fourth quarter of 2010.

        At December 31, 2011 and 2010, our net deferred tax asset was $19.0 million and $17.7 million, respectively. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings. If future results fail to provide objectively verifiable evidence to support the realization of our deferred tax asset, a valuation allowance may be required to reduce the deferred tax assets. However, currently no valuation allowance has been established for the Company's net deferred tax assets. We will continue to assess the need for a valuation allowance in the future.

Results of Operations

        The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue
Product	$195,382	$215,590	$218,549
Subscription and service	73,067	43,278	33,722

Total Revenue	268,449	258,868	252,271
Cost of revenue
Cost of product revenue	36,497	32,549	30,264
Cost of subscription and service revenue	12,619	6,450	3,163

Total cost of revenue	49,116	38,999	33,427

Gross profit	219,333	219,869	218,844

Operating expenses:
Sales and marketing	161,491	130,879	114,899
Research and development	24,218	23,437	26,239
General and administrative	62,031	53,239	57,182
Lease abandonment	—	(583)	(8)

Total operating expenses	247,740	206,972	198,312

Income (loss) from operations	(28,407)	12,897	20,532
Other income and expense:
Interest income	302	262	159
Interest expense	(5)	(66)	(356)
Other (expense) income	142	(220)	112

Interest and other income (expense), net	439	(24)	(85)

Income (loss) before income taxes	(27,968)	12,873	20,447
Income tax expense (benefit)	(7,980)	(411)	7,084

Net income (loss)	(19,988)	13,284	13,363

Income (loss) per share:
Basic	$(0.96)	$0.65	$0.89

Diluted	$(0.96)	$0.63	$0.67

Common shares and equivalents outstanding:
Basic weighted average shares	20,773	20,439	14,990

Diluted weighted average shares	20,773	21,187	19,930

Stock-based compensation included in:
Cost of sales	$55	$39	$34
Sales and marketing	1,932	774	999
Research and development	2,448	1,181	5,959
General and administrative	7,918	2,393	15,158

	$12,353	$4,387	$22,150

Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

        Our revenue increased $9.6 million to $268.4 million for the year ended December 31, 2011. The increase in revenue was primarily due to international growth of $10.1 million over the prior year period. Bookings, calculated as revenue plus the change in deferred revenue, decreased from $279.9 million for the year ended December 31, 2010 to $273.2 million for the year ended December 31, 2011. The decrease in bookings was primarily due to a $16.7 million decrease in U.S. consumer net bookings and a $1.2 million decrease in worldwide institutional net bookings, offset by an $11.2 million increase in international consumer net bookings. The U.S. consumer selling price per unit decreased from $381 to $310, or 19%, during the year ended December 31, 2011, compared to the prior year period, resulting in a $36.1 million decrease in revenue. The decrease in revenue per unit was the result of lower prices across all channels in the U.S. market. Our U.S. consumer units sold increased from 455,700 to 506,500, or 11%, during the year ended December 31, 2011 compared to the prior year period, resulting in a $19.4 million increase in revenue.

        We reported an operating loss of $28.4 million for the year ended December 31, 2011 compared to operating income of $12.9 million for the year ended December 31, 2010. The operating loss was due to a decrease in gross profit of $0.6 million, from $219.9 million to $219.3 million, and an increase in operating expenses of $40.8 million. The decrease in gross profit was primarily due to higher direct costs associated with our web-based services offering Version 4 TOTALe that include higher direct costs to deliver to customers than our previous software solutions. The increase in operating expenses was primarily due to $16.2 million in personnel-related costs, $20.2 million in increased media and marketing activities, primarily outside of the U.S., $1.8 million increase in professional services and $2.0 million increase in depreciation and amortization expenses incurred to support the business expansion outside of the U.S., and $0.6 million increase in lease abandonment due to the reversal of the lease abandonment expenses in the third quarter of 2010.

Revenue by Operating Segment

        The following table sets forth revenue for each of our two operating segments for the years ended December 31, 2011 and 2010:

	Year Ended December 31,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)
Consumer:
Direct-to-Consumer	$136,385	50.8%	$118,164	45.7%	$18,221	15.4%
Kiosk	30,171	11.2%	35,000	13.5%	(4,829)	(13.8)%
Retail	36,616	13.7%	46,054	17.8%	(9,438)	(20.5)%
Homeschool	4,854	1.8%	5,045	1.9%	(191)	(3.8)%

Total consumer revenue	208,026	77.5%	204,263	78.9%	3,763	1.8%
Institutional	60,423	22.5%	54,605	21.1%	5,818	10.7%

Total Revenue	$268,449	100.0%	$258,868	100.0%	$9,581	3.7%

Consumer Segment

        Consumer revenue was $208.0 million for the year ended December 31, 2011, an increase of $3.8 million, or 2%, from the year ended December 31, 2010. Consumer bookings, calculated as revenue plus the change in deferred revenue, decreased to $211.4 million for the year ended December 31, 2011 from $217.0 million for the year ended December 31, 2010. The decrease in bookings was due to lower average selling price per unit in the United States. The consumer average revenue per unit decreased from $392 to $340, resulting in a $32.1 million decrease in revenue, which was partially offset by an increase in consumer units sold from 553,800 to 621,500, or 12% during the year ended December 31, 2011, compared to the prior year period, resulting in a $26.5 million increase in revenue. The decrease in average revenue per unit was the result of our ongoing price testing across all channels in the U.S. market.

        There was a $3.4 million increase in consumer deferred revenue during the year ended December 31, 2011 compared to the prior year period, which was primarily related to the continued launch of Rosetta Stone Version 4 TOTALe in our international markets.

        Product revenue represented 87% of total consumer revenue for the year ended December 31, 2011, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 25% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

        We are currently testing different price points for our online products. If we fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as customer payments and revenues would be spread over the subscription period.

  Direct-to-Consumer

        Direct-to-consumer revenue was $136.4 million for the year ended December 31, 2011, an increase of $18.2 million, or 15%, from the year ended December 31, 2010. The increase in direct-to-consumer revenue was primarily driven by $7.2 million in growth in our international direct-to-consumer markets and an $11.0 million increase in our U.S. direct-to-consumer business. The worldwide average selling price per unit decreased 1% during the year ended December 31, 2011 compared to the prior year period, resulting in a $1.4 million decrease in revenue. The number of units sold increased 15% during the year ended December 31, 2011 compared to the prior year period, resulting in a $17.9 million increase in revenue. There was a $3.1 million increase in direct-to-consumer deferred revenue during the year ended December 31, 2011 compared to the prior year period, which was primarily related to the continued launch of Rosetta Stone Version 4 TOTALe in our international markets.

        During the third and fourth quarter of 2011, we experienced softness in the direct-to-consumer channel in Japan and we are working to improve our messaging and performance.

  Kiosk

        Kiosk revenue was $30.2 million for the year ended December 31, 2011, a decrease of $4.8 million, or 14%, from the year ended December 31, 2010. The number of worldwide kiosks decreased 33% from 259 as of December 31, 2010 to 174 as of December 31, 2011. The number of units sold decreased 3% during the year ended December 31, 2011 compared to the prior year period, resulting in a $1.2 million decrease in revenue, primarily related to the decrease in kiosks. The worldwide average selling price per unit decreased 17% as a result of changes to the pricing of our products in the U.S. market during 2011, compared to the prior year period, resulting in a $6.3 million decrease in revenue. There was a $0.4 million decrease in kiosk deferred revenue during the year ended December 31, 2011 compared to the prior year period, primarily related to revenue recognized for Version 4 TOTALe online services. During 2012, based on our evaluation of historical and forecasted kiosk sales performance, we plan to significantly reduce the size of our worldwide kiosk program, in addition to continually reviewing the performance of remaining kiosk locations.

  Retail

        Retail revenue was $36.6 million for the year ended December 31, 2011, a decrease of $9.4 million or 20% from the year ended December 31, 2010. The worldwide average selling price per unit decreased 36% during the year ended December 31, 2011 compared to the prior year period, resulting in a $20.9 million decrease in revenue, which was partially offset by an increase in units sold of 13% during the year ended December 31, 2011, resulting in a $6.6 million increase in revenue compared to the prior year period. The decrease in average selling price per unit was the result of the company decreasing prices across all channels in the U.S. market. There was a $0.7 million increase in retail deferred revenue during the year ended December 31, 2011 compared to the prior year period, which was primarily related to the launch of Version 4 TOTALe online services in our international markets.

        We are actively working to reduce our business and financial exposures by working with key partners on how we could modify the way we do business together. We are considering, among other changes, changes to credit limits, payment terms, SKU reduction, store reduction or a change from terms to consignment. Discussions are ongoing and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate impact, however a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. Alternatively, a change from terms to consignment could result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. Also, if the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash.

        The majority of our sales in our Korean subsidiary are generated by sales on home shopping television networks. During the third and fourth quarter of 2011, sales of most educational products on home shopping networks were down, including our products. We are working on changes to our go to market strategy, including changes in price and messaging to improve sales in this important channel.

  Home School

        We reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

        Home school revenue was $4.9 million for year ended December 31, 2011, a decrease of $0.2 million or 4% from the year ended December 31, 2010. The average selling price per unit decreased 30% as a result of changes to the pricing of our products in the U.S. market during 2011, compared to the prior year period, resulting in a $2.1 million decrease in revenue, which was offset by a 39% increase in units sold during 2011, compared to the prior year period, resulting in a $2.0 million increase in revenue.

  Institutional

        Institutional revenue was $60.4 million for the year ended December 31, 2011, an increase of $5.8 million, or 11%, compared to the year ended December 31, 2010. The increase in institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $5.8 million increase in education revenue and a $2.7 million increase in corporate and non-profit revenue in 2011, compared to the prior year period. These increases were partially offset by a $2.7 million decrease in governmental revenues, primarily as a result of government budget cuts including the non-renewal of the U.S. Army and U.S. Marines Corps contracts.

        Institutional bookings, calculated as revenue plus the change in deferred revenue, decreased to $61.8 million for the year ended December 31, 2011 from $62.9 million for the year ended

December 31, 2010. The decrease in bookings was due to an $8.6 million decrease in government bookings primarily as a result of the non-renewal of the U.S. Army and the U.S. Marines Corps contracts, partially offset by a $4.5 million increase in education bookings and a $2.9 million increase in corporate and non-profit bookings in 2011 compared to the prior year period. We have recently added sales representatives to this group to allow greater focus by senior sales executives on regaining some of our key government and armed forces relationships.

        Product revenue represented 25% of total institutional revenue for the year ended December 31, 2011, and subscription and service revenue represented 75% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

        We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the year ended December 31, 2011 and 2010:

	Year Ended December 31,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)
Product revenue	$195,382	72.8%	$215,590	83.3%	$(20,208)	(9.4)%
Subscription and service revenue	73,067	27.2%	43,278	16.7%	29,789	68.8%

Total revenue	268,449	100.0%	258,868	100.0%	9,581	3.7%

Product Revenue

        Product revenue decreased $20.2 million, to $195.4 million during the year ended December 31, 2011 from $215.6 million during the year ended December 31, 2010. Consumer product revenue decreased $16.8 million, primarily as a result of the allocation of revenue to the online services component of our software. At the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe Studio and Rosetta World services with perpetual licenses of Rosetta Course, the product feature which previously comprised our Rosetta Stone Version 3 language-learning solutions. Approximately 10% - 25% of each of these bundled sales is allocated to online services. Institutional product revenues decreased $3.4 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

        Subscription and service revenue increased approximately 69%, or $29.8 million, to $73.1 million for the year ended December 31, 2011, from $43.3 million during the year ended December 31, 2010. The increase in subscription and service revenues was due to a $20.6 million increase in consumer online service revenue related to Version 4 TOTALe and a $9.2 million increase in institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

        The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the year ended December 31, 2011 and 2010:

	Year Ended December 31,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$195,382	$215,590	$(20,208)	(9.4)%
Subscription and service	73,067	43,278	29,789	68.8%

Total revenue	268,449	258,868	9,581	3.7%
Cost of revenue
Cost of product revenue	36,497	32,549	3,948	12.1%
Cost of subscription and service revenue	12,619	6,450	6,169	95.6%

Total cost of revenue	49,116	38,999	10,117	25.9%

Gross profit	$219,333	$219,869	$(536)	(0.2)%

Gross margin percentages	81.7%	84.9%	(3.2)%

Cost of Product Revenue

        Cost of product revenue for the year ended December 31, 2011 was $36.5 million, an increase of $3.9 million, or 12%, from the year ended December 31, 2010. As a percentage of product revenue, cost of product revenue increased to 19% for the year ended December 31, 2011 compared to 15% for the prior year period. The dollar increase in cost was primarily attributable to a $2.9 million increase in expense associated with product support activities, a $0.6 million increase in freight, and a $0.4 million increase in commission expenses associated with our partners and affiliates. This increase was slightly offset by a $0.6 million decrease in inventory obsolescence and scrap associated with the U.S. Version 4 TOTALe launch in the third quarter of 2010. We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as the cost of producing and shipping CD's would decline. However, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging.

Cost of Subscription and Service Revenue

        Cost of subscription and service revenue for the year ended December 31, 2011 was $12.6 million, an increase of $6.2 million, or 96% from the year ended December 31, 2010. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 17% for the year ended December 31, 2011 compared to 15% for the prior year period. The increase in cost was primarily attributable to our web-based service offerings in our Version 4 TOTALe and ReFLEX products that include a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX solutions in our international markets.

Operating Expenses

	Year Ended December 31,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$161,491	$130,879	$30,612	23.4%
Research and development	24,218	23,437	781	3.3%
General and administrative	62,031	53,239	8,792	16.5%
Lease abandonment	—	(583)	583	100.0%

Total operating expenses	$247,740	$206,972	$40,768	19.7%

Sales and Marketing Expenses

        Sales and marketing expenses for the year ended December 31, 2011 were $161.5 million, an increase of $30.6 million, or 23%, from the year ended December 31, 2010. As a percentage of total revenue, sales and marketing expenses were 60% for the year ended December 31, 2011, compared to 51% for the year ended December 31, 2010. The dollar and percentage increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets. Media and marketing activities grew by $20.2 million, primarily outside of the U.S., including the launch of our new advertising campaign focused on promoting language learning and our brand, increased media associated with the launch of Version 4 TOTALe in the United Kingdom, Japan and Korea as well as ReFLEX in Korea, and increased internet marketing due to increased spending in online social media networks. Professional services increased by $4.7 million over the prior year period as a result of increased consulting related to international brand strategy, segmentation study and market research conducted in 2011, as well as clerical service expenses related to institutional and international retail sales. Personnel-related costs as a result of growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities increased by $6.0 million over the prior year period of which, $0.8 million related to the addition of the Long Term Incentive Program, or LTIP, which was subsequently cancelled late in 2011. Additionally, travel and training expense increased by $0.5 million over the prior year period as a result of increased travel in our institutional sales channel and global initiatives, commissions increased by $0.7 million as a result of increased institutional and international consumer revenue, $0.5 million increase in depreciation and amortization due to increased capitalized software costs in 2011, $1.0 million increase in IT related product development and improvement projects, $0.6 million in recruitment expenses due to our entry into new international markets, as well as $0.3 million increase in trade shows driven by Korea and U.S. These costs were partially offset by a decrease of $4.4 million in kiosk related expenses as the number of worldwide kiosks decreased from 259 as of December 31, 2010 to 174 as of December 31, 2011. We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of the kiosk, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

        Research and development expenses were $24.2 million for the year ended December 31, 2011, an increase of $0.8 million, or 3%, from the year ended December 31, 2010. As a percentage of revenue, research and development expenses remained flat at 9% for the years ended December 31, 2011 and 2010. The dollar increases were primarily attributable to personnel-related increases in development personnel of $2.9 million of which, $1.1 million related to the addition of the LTIP compensation program which was subsequently cancelled in the fourth quarter of 2011. This increase in personnel costs was partially offset by a $1.3 million decrease in consulting-related costs, $0.3 million decrease in travel expenses, and $0.3 million decrease in hardware and software expenses related to the increased costs in 2010 associated with the development of new products and services as we launched our new

Version 4 product in the fourth quarter of 2010. Additionally, communications expenses decrease $0.2 million as a result of decreased hosting expenses. We expect research and development expenses to increase in 2012 as we develop and refine our English remediation solution for our Asian markets, invest in new digital platforms such as the iPad, and support institutional development initiatives.

General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2011 were $62.0 million, an increase of $8.8 million, or 17%, from the year ended December 31, 2010. As a percentage of revenue, general and administrative expenses increased to 23% for the year ended December 31, 2011 compared to 21% for the year ended December 31, 2010. The dollar and percentage increases were primarily attributable to an $8.5 million increase in personnel-related costs of which $4.0 million related to the addition of the LTIP compensation program which was subsequently cancelled in the fourth quarter of 2011. The remaining increase in personnel-related costs related to severance expenses due to company restructuring, executive compensation and recruiting costs related to our search for a new chief executive officer, and international expansion. IT and infrastructure expenses increased $3.0 million related to hardware and software upgrades, hosting, and telephone. Additionally, consulting expenses increased $4.0 million primarily related to investment in our IT infrastructure and cost realignment initiatives. These increases were partially offset by a $5.8 million decrease in legal fees associated with our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions as well as a $0.5 million decrease in bad debt related to the Border's Group Inc. reserve taken in the fourth quarter of 2010. During 2012, we plan on taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.

Stock-Based Compensation

        As a result of the loss of the incentive and retentive value of the Long Term Incentive Plan ("LTIP"), on November 30, 2011 the board of directors cancelled the LTIP resulting in the recognition of a non-cash charge of $4.9 million, which is included in each of the respective operating expense lines for the year ended December 31, 2011 as follows, $0.8 million in sales and marketing, $1.1 million in research and development, and $4.0 million in general and administrative. There were no shares issued from the LTIP to any executive prior to its cancellation. Total stock-based compensation by expense line item is as follows:

	Year Ended December 31,
	2011	2010	Change	% Change
	(dollars in thousands)
Sales and marketing	1,932	774	1,158	150%
Research and development	2,448	1,181	1,267	107%
General and administrative	7,918	2,393	5,525	231%

Total	12,298	4,348	7,950	182%

Lease Abandonment Expenses

        As a result of accelerated growth in our Arlington, Virginia headquarters, the Company exceeded maximum capacity in our leased office space in the third quarter of 2010. At that time, there was no additional space available for lease in the 1919 N. Lynn St. location and additional space was needed to support continued growth. Our previously abandoned office space at 1101 Wilson Blvd was unoccupied, and as a result of its close proximity to the 1919 N. Lynn St. location, we made the decision to reoccupy the formerly abandoned space. As of December 31, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd was reversed resulting in a

$0.6 million decrease in expense for the year ended December 31, 2010. For the year ended December 31, 2011, there were no lease abandonment expenses.

Interest and Other Income (Expense)

	Year Ended December 31,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)
Interest Income	302	$262	$40	15.3%
Interest Expense	(5)	(66)	61	92.4%
Other Income (Expense)	142	(220)	362	164.5%

Total	$439	$(24)	$463	1929.2%

        Interest income represents interest earned on our cash and cash equivalents. Interest income for the year ended December 31, 2011 was $302,000, an increase of $40,000, or 15%, from the year ended December 31, 2010.

        Interest expense is primarily related to our short-term investment account as well as interest related to our capital leases. Interest expense for the year ended December 31, 2011 was $5,000, a decrease of $61,000 or 92%, from the year ended December 31, 2010.

        We expect interest expense to be minimal in upcoming quarters as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

        Other income for the year ended December 31, 2011 was $142,000, an increase of $0.4 million, or 165%, from the year ended December 31, 2010. The increase was primarily due to an increase in foreign exchange gains and an increase in copyright infringement settlements compared to the prior year period.

Income Tax Expense (Benefit)

	Year Ended December 31,		2011 versus 2010
	2011	2010	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(7,980)	$(411)	$(7,569)	1841.6%

        Income tax benefit for the year ended December 31, 2011 was $8.0 million, an increase of $7.6 million, compared to the year ended December 31, 2010. The increase was the result of a decrease of $40.8 million in pre-tax income for the year ended December 31, 2011 and a higher effective tax rate, compared to the year ended December 31, 2010. Our effective tax rate increased to 29% for the year ended December 31, 2011 compared to (3%) for the year ended December 31, 2010. The increase in our effective tax rate was a result of changes in the geographic distribution of our income, the non-deductibility of expenses related to the cancellation of the LTIP and the release in the year ended December 31, 2010 of the valuation allowance on net operating loss carryforwards and other deferred tax assets of our United Kingdom and Japan subsidiaries. In 2012, we expect our income tax rate to increase to between 32 - 37%.

Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

        Our revenue increased $6.6 million to $258.9 million for the year ended December 31, 2010 from $252.3 million for year ended December 31, 2009. The increase in revenue was primarily due to international growth of $26.8 million over the prior year period, offset by a decrease in U.S. revenue of

$20.2 million. Bookings, calculated as revenue plus the change in deferred revenue, increased from $262.6 million for the year ended December 31, 2009 to $279.9 million for the year ended December 31, 2010. The increase in bookings was primarily due to a $25.7 million increase in international consumer net bookings and $9.4 million in institutional net bookings, partially offset by a $17.8 million decrease in U.S. consumer net bookings. The U.S. consumer selling price per unit increased from $344 to $381, or 11%, during the year ended December 31, 2010, compared to the prior year period, resulting in a $17.1 million increase in revenue. Our U.S. consumer units sold decreased from 557,200 to 455,700, or 18%, during the year ended December 31, 2010 compared to the prior year period, resulting in a $34.9 million decrease in revenue.

        We reported operating income of $12.9 million for the year ended December 31, 2010 compared to operating income of $20.5 million for the year ended December 31, 2009. The decrease in operating income was due to an increase in operating expenses of $8.7 million, from $198.3 million to $207.0 million, partially offset by an increase in gross profit of $1.1 million, from $218.8 million to $219.9 million. The increase in gross profit was primarily due to increased revenue partially offset by higher direct costs associated with the launch of our web-based services offering Version 4 TOTALe in the third quarter of 2010 that included higher direct costs to deliver to customers than our previous software solutions. The increase in operating expenses was primarily due to $6.0 million in increased media and marketing activities, primarily outside of the U.S., and $9.4 million increase in professional services, partially offset by a decrease of $6.1 million in personnel-related costs, and a $0.6 million decrease in lease abandonment due to the reversal of the lease abandonment expenses in the third quarter of 2010.

Revenue by Operating Segment

        The following table sets forth revenue for each of our two operating segments for the years ended December 31, 2010 and 2009:

	Year Ended December 31,				2010 versus 2009
	2010		2009		Change	% Change
	(in thousands, except percentages)
Consumer:
Direct-to-Consumer	$118,164	45.6%	$115,791	45.9%	$2,373	2.0%
Kiosk	35,000	13.5%	40,565	16.1%	(5,565)	(13.7)%
Retail	46,054	17.8%	45,894	18.2%	160	0.3%
Homeschool	5,045	1.9%	6,817	2.7%	(1,772)	(26.0)%

Total consumer revenue	204,263	78.9%	209,067	82.9%	(4,804)	(2.3)%
Institutional	54,605	21.1%	43,204	17.1%	11,401	26.4%

Total Revenue	$258,868	100.0%	$252,271	100.0%	$6,597	2.6%

Consumer Segment

        Consumer revenue was $204.3 million for the year ended December 31, 2010, a decrease of $4.8 million, or 2%, from the year ended December 31, 2009. Consumer bookings, calculated as revenue plus the change in deferred revenue, increased from $209.1 million for the year ended December 31, 2009 to $217.0 million for the year ended December 31, 2010. The increase in bookings was due to a $25.7 million increase in international consumer net bookings, partially offset by a $17.8 million decrease in U.S. consumer net bookings. The worldwide average selling price per unit increased from $350 to $392, resulting in a $22.9 million increase in revenue, which was partially offset by a decrease in the consumer units sold from 596,800 to 553,800 or 7% during the year ended December 31, 2010, compared to the prior year period, resulting in a $15.0 million decrease in revenue. There was a $12.7 million increase in deferred revenue during the year ended December 31, 2010 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

        Product revenue represented 97% of total consumer revenue for the year ended December 31, 2010, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe Studio and Rosetta World services with perpetual licenses of the Rosetta Course, which previously comprised our Rosetta Stone Version 3 language-learning solutions, in the U.S. consumer market during the third quarter of 2010 with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 25% of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

  Direct-to-Consumer

        Direct-to-consumer revenue was $118.2 million for the year ended December 31, 2010, an increase of $2.4 million or 2%, from the year ended December 31, 2009. The increase in direct-to-consumer revenue was driven by $17.9 million in growth in our international direct-to-consumer markets offset by a $15.5 million decrease in our U.S. direct-to-consumer business. The worldwide average selling price per unit increased 3% during the year ended December 31, 2010 compared to the prior year period, resulting in a $3.5 million increase in revenue. Units sold increased 4% during the year ended December 31, 2010 compared to the prior year period, resulting in a $4.1 million increase in revenue. There was a $4.8 million increase in deferred revenue during the year ended December 31, 2010 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

  Kiosk

        Kiosk revenue was $35.0 million for the year ended December 31, 2010, a decrease of $5.6 million, or 14%, from the year ended December 31, 2009. Despite the increase in the number of worldwide kiosks from 242 to 259 during the year ended December 31, 2010, annual net revenue per kiosk declined due to lower foot traffic. The worldwide average selling price per unit increased 5% during the year ended December 31, 2010 compared to the prior year period, resulting in a $1.9 million increase in revenue. The number of units sold decreased 13% during the year ended December 31, 2010 compared to the prior year period, resulting in a $5.2 million decrease in revenue, primarily due to the decrease in the number of kiosks. We continually reviewed kiosk performance for the remainder of 2011 and we may continue to close our underperforming kiosk locations. There was a $2.3 million increase in deferred revenue during the year ended December 31, 2010 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

  Retail

        Retail revenue was $46.1 million for the year ended December 31, 2010, an increase of $0.2 million or 0.3% from the year ended December 31, 2009. The worldwide average selling price per unit increased 33% during the year ended December 31, 2010 compared to the prior year period, resulting in a $12.9 million increase in revenue, partially offset by a 17% decrease in units sold during the year ended December 31, 2010 compared to the prior year period, resulting in a $7.7 million decrease in revenue. There was a $5.7 million increase in deferred revenue during the year ended December 31, 2010 compared to the prior year period, which was primarily deferred revenue for Version 4 TOTALe online services.

  Home School

        During the year ended December 31, 2010, we reclassified our home school sales vertical from Institutional to Consumer. We believe the drivers of acquiring a home school customer are more aligned with a typical sale in our consumer sales vertical. Prior year information has been modified to conform to current year presentation.

        Home school revenue was $5.0 million for the year ended December 31, 2010, a decrease of $1.8 million, or 26%, from the year ended December 31, 2009. In 2009, we began offering home school edition products through other sales channels, including direct-to-consumer call centers and our retail channels. As the availability of home school products in other sales channels increased during 2010, consumers began utilizing these new channels to make purchases.

  Institutional

        Institutional revenue was $54.6 million for the year ended December 31, 2010, an increase of $11.4 million, or 26%, compared to the year ended December 31, 2009. The increase in institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $4.3 million increase in education revenue, a $1.3 million increase in government revenue, and $5.8 million increase in corporate and non-profit revenue in 2010 compared to the prior year period.

        Institutional bookings, calculated as revenue plus the change in deferred revenue, increased to $62.9 million for the year ended December 31, 2010 from $53.5 million for the year ended December 31, 2009. The increase in bookings was due to a $6.0 million increase in education bookings and a $4.8 million increase in corporate and non-profit bookings in 2010 compared to the prior year, partially offset by a $1.4 million decrease in government bookings.

        Product revenue represented 33% of total institutional revenue for the year ended December 31, 2010, and subscription and service revenue represented 67% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

        We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the year ended December 31, 2010 and 2009:

	Year Ended December 31,				2010 versus 2009
	2010		2009		Change	% Change
	(in thousands, except percentages)
Product revenue	$215,590	83.3%	$218,549	86.6%	$(2,959)	(1.4)%
Subscription and service revenue	43,278	16.7%	33,722	13.4%	9,556	28.3%

Total revenue	258,868	100.0%	252,271	100.0%	6,597	2.6%

Product Revenue

        Product revenue decreased $3.0 million, to $215.6 million during the year ended December 31, 2010 from $218.5 million during the year ended December 31, 2009. Consumer product revenue decreased $3.4 million, or 2%, primarily as a result of the allocation of revenue to the online services component of our software. In conjunction with the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language-learning solutions. Approximately 10% - 25% of the revenues from each of these bundled sales is allocated to online services and recognized over the life of these services. Institutional product revenues increased $0.4 million during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Service and Support Revenue

        Subscription and service revenue increased $9.6 million, or 28%, to $43.3 million for the year ended December 31, 2010, from $33.7 million during the year ended December 31, 2009. The increase in subscription and service revenues was due to an $11.0 million increase in institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions, partially offset by a decrease of $1.4 million in consumer online service revenue.

Cost of Revenue and Gross Profit

	Year Ended December 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$215,590	$218,549	$(2,959)	(1.4)%
Subscription and service	43,278	33,722	9,556	28.3%

Total revenue	258,868	252,271	6,597	2.6%
Cost of revenue
Cost of product revenue	32,549	30,264	2,285	7.6%
Cost of subscription and service revenue	6,450	3,163	3,287	103.9%

Total cost of revenue	38,999	33,427	5,572	16.7%

Gross profit	$219,869	$218,844	$1,025	0.5%

Gross margin percentages	84.9%	86.7%	(1.8)%

Cost of Product Revenue

        Cost of product revenue for the year ended December 31, 2010 was $32.5 million, an increase of $2.3 million, or 8%, from the year ended December 31, 2009. As a percentage of product revenue, cost of product revenue increased to 15% for the ended December 31, 2010 compared to 14% for the ended December 31, 2009. The increase in cost was primarily attributable to the $2.2 million increase in expense for inventory scrap of our Version 3 product associated with the launch of Rosetta Stone Version 4 TOTALe in the U.S. market.

Cost of Subscription and Service Revenue

        Cost of subscription and service revenue for the year ended December 31, 2010 was $6.5 million, an increase of $3.3 million, or 104%, from the year ended December 31, 2009. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 15% for the year ended December 31, 2010 compared to 9% for the year ended December 31, 2009. The increase in cost was primarily attributable to our web-based service offering in our Version 4 TOTALe product that includes a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions.

Operating Expenses

	Year Ended December 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands, except percentages)
Sales and marketing	130,879	$114,899	$15,980	13.9%
Research and development	23,437	26,239	(2,802)	(10.7)%
General and administrative	53,239	57,182	(3,943)	(6.9)%
Lease abandonment	(583)	(8)	(575)	7187.5%

Total operating expenses	$206,972	$198,312	$8,660	4.4%

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

  General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2010 were $53.2 million, a decrease of $3.9 million, or 7%, from the year ended December 31, 2009. As a percentage of revenue, general and administrative expenses decreased to 21% for the year ended December 31, 2010 compared to 23% for the year ended December 31, 2009. The dollar and percentage decreases were primarily attributable to a stock compensation charge related to common stock awarded to key employees during the twelve months ended December 31, 2009 in connection with our initial public offering of $13.4 million. This decrease was partially offset by a $5.3 million increase in legal fees primarily attributable to our trademark infringement lawsuit against Google, Inc. and other intellectual property enforcement actions. In addition, personnel related costs increased $1.1 million due to expansion of our finance, legal, human resources, information technology and other administrative functions which provide continued support of our overall growth and international expansion. Consulting expense increased $1.0 million primarily the result of increased expenses associated with investment in our IT infrastructure. Liability insurances for directors and officers increased $0.3 million, business taxes increased by $0.2 million and audit fees increased $0.4 million. Bad debt expense increased $0.8 million primarily due to an additional reserve to limit our financial exposure related to the Chapter 11 bankruptcy reorganization of Borders Group, Inc.

  Stock-Based Compensation

        Included in each of the respective operating expense lines for the year ended December 31, 2009 is a portion of the $18.8 million charge related to the total of 591,491 shares of common stock awarded to 10 of our key employees in April 2009. The following table presents the stock-based compensation charge by operating expense line item:

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in thousands)
Sales and marketing	774	$377	$397	105%
Research and development	1,181	5,033	(3,852)	(77)%
General and administrative	2,393	13,393	(11,000)	(82)%

Total	$4,348	$18,803	$(14,455)	(77)%

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

  Interest and Other Income (Expense)

	Year Ended December 31,		2010 versus 2009
	2010	2009	Change	% Change
	(in thousands, except percentages)
Interest Income	262	$159	$103	64.8%
Interest Expense	(66)	(356)	290	(81.5)%
Other Income (Expense)	(220)	112	(332)	(296.4)%

Total other income/(expense)	$(24)	$(85)	$61	71.8%

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

        Income tax benefit for the year ended December 31, 2010 was $0.4 million, a decrease of $7.5 million, or 106%, compared to the year ended December 31, 2009. The decrease was the result of a decrease of $7.6 million in pre-tax income for the year ended December 31, 2010 and a lower effective tax rate, compared to the year ended December 31, 2009. Our effective tax rate decreased to (3%) for the year ended December 31, 2010 compared to 35% for the year ended December 31, 2009. The reduction in our effective tax rate was a result of changes in the geographic distribution of our income and the release of the valuation allowance on net operating loss carry-forwards and other deferred tax assets of our United Kingdom and Japan subsidiaries.

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

        On January 17, 2011, we allowed our $12.5 million revolving line of credit with Wells Fargo to expire.

        We expect that our future growth will continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced increases in our expenditures consistent with the expansion of our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations in the foreseeable future.

Cash Flow Analysis

  Net Cash Provided By (Used In) Operating Activities

        Net cash provided by operating activities was $3.4 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $31.7 million for the year ended December 31, 2010, a decrease of $28.3 million. Net cash provided by operating activities was primarily the result of the net loss as adjusted for depreciation, amortization and stock compensation expense. The net loss totaled $20.0 million for the year ended December 31, 2011 compared to net income of $13.3 million for the year ended December 31, 2010. For the year ended December 31, 2011, we incurred depreciation, amortization and stock compensation expense in the amount of $21.1 million, compared to $11.0 million for the year ended December 31, 2010. An increase in stock-based compensation expense was primarily the result of $6.0 million in non cash expense associated with the issuance and then subsequent cancellation of the LTIP in 2011. Accounts receivable increased by $5.1 million for the year ended December 31, 2011, the result of increased installment sales in the fourth quarter of 2011 compared to an increase of $12.3 million for the year ended December 31, 2010. We have been providing customers with the option of purchasing our product over time in 3 or 5 month installments in order to increase the number of customers who purchase our product without materially increasing our bad debt exposure. However this option has extended the time for us to collect cash from our customers. Accounts Payable decreased by $0.4 million for the year ended December 31, 2011 primarily the result of timing of cash expenditures compared to an increase of $6.0 million for the year ended December 31, 2010. This increase was partially offset by an increase in income tax receivable of $5.8 million. In the future, our cash flow management may not be successful in extending the timing of payments to vendors, which would then cause this cash flow benefit to reverse. The total amount of cash that was held by foreign subsidiaries as of December 31, 2011 was $13.2 million. The Company does not plan to initiate any action that would precipitate payment of U.S. income taxes on cash held by foreign subsidiaries, however if we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.

  Net Cash Used In Investing Activities

        Net cash used in investing activities was $13.3 million for the year ended December 31, 2011, compared to $14.9 million for the year ended December 31, 2011, a decrease of $1.6 million. Our investing activities during these periods primarily related to the purchase of property and equipment associated with the expansion of our information technology systems and our facilities as a result of our growth and international expansion, and the purchase of short-term investments.

  Net Cash Provided By Financing Activities

        Net cash provided by financing activities was $0.9 million for the year ended December 31, 2011 compared to net cash provided by financing activities of $3.4 million for the year ended December 31, 2010. Net cash provided by financing activities during the year ended December 31, 2011 and 2010 primarily related to proceeds received from stock option exercises.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Operating lease obligations	13,086	6,616	6,084	386	—

Total	$13,086	$6,616	$6,084	$386	$—

        The operating lease obligations reflected in the table above include our corporate office leases and site licenses for our kiosks.

Recent Accounting Pronouncements

        Accounting Standards Update No. 2011-05—Comprehensive Income (Topic 220). Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, thus the adoption of such standard will not have a material impact on our reported results of operations and financial position.

        In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The objective of this standard is to simplify how an entity tests goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit's fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. We intend to adopt this new guidance beginning fiscal year 2012.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's annual report on internal control over financial reporting

        We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2011. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

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

        Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2011 was effective.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," Security Ownership of Certain Beneficial Owners and Management—Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2011 (the "2012 Proxy Statement").

Code of Ethics and Business Conduct

        We have adopted a code of ethics and business conduct ("code of conduct") that applies to all of our employees, officers and directors, including without limitation our principal executive officer, principal financial officer and controller or principal accounting officer. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any senior officer or director or material amendment to the code of conduct, if any, are available, without charge, under the "Corporate Governance" tab of the "Investor Relations" section on our website at www.rosettastone.com. We intend to disclose any amendments or waivers of this code on our website.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report", "Executive Compensation," "Director Compensation" and "Compensation Committee and "Corporate Governance—Interlocks and Insider Participation" in the 2012 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" in the 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2012 Proxy Statement.

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

ROSETTA STONE INC.
By:	/s/ STEPHEN M. SWAD STEPHEN M. SWAD Chief Executive Officer

Date: March 13, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 2012.

Signature	Title

/s/ STEPHEN M. SWAD Stephen M. Swad	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)
/s/ TOM P.H. ADAMS Tom P.H. Adams	Chairman of the Board, Director
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ JOHN T. COLEMAN John T. Coleman	Director
/s/ LAURENCE FRANKLIN Laurence Franklin	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ MARGUERITE W. KONDRAKE Marguerite W. Kondrake	Director

Signature	Title

/s/ THEODORE J. LEONSIS Theodore J. Leonsis	Director
/s/ JOHN E. LINDAHL John E. Lindahl	Director
/s/ LAURA L. WITT Laura L. Witt	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

        We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

        We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 13, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 13, 2012

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$106,516	$115,756
Restricted cash	74	85
Short term investments	9,711	6,410
Accounts receivable (net of allowance for doubtful accounts of $1,951 and $1,761, respectively)	51,997	48,056
Inventory, net	6,723	9,928
Prepaid expenses and other current assets	7,081	7,763
Income tax receivable	7,678	2,210
Deferred income taxes	10,985	11,159

Total current assets	200,765	201,367
Property and equipment, net	20,869	21,073
Goodwill	34,841	34,856
Intangible assets, net	10,865	10,948
Deferred income taxes	8,038	6,498
Other assets	1,803	1,732

Total assets	$277,181	$276,474

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,291	$7,631
Accrued compensation	11,703	10,514
Other current liabilities	34,911	32,625
Deferred revenue	49,375	41,965

Total current liabilities	103,280	92,735
Deferred revenue	2,520	5,193
Other long-term liabilities	176	230

Total liabilities	105,976	98,158
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000 and 10,000 shares authorized; zero and zero shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,258 and 20,975 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	151,823	139,022
Accumulated income	19,082	39,069
Accumulated other comprehensive income	298	223

Total stockholders' equity	171,205	178,316

Total liabilities and stockholders' equity	$277,181	$276,474

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue :
Product	$195,382	$215,590	$218,549
Subscription and service	73,067	43,278	33,722

Total revenue	268,449	258,868	252,271
Cost of revenue:
Cost of product revenue	36,497	32,549	30,264
Cost of subscription and service revenue	12,619	6,450	3,163

Total cost of revenue	49,116	38,999	33,427

Gross profit	219,333	219,869	218,844

Operating expenses
Sales and marketing	161,491	130,879	114,899
Research and development	24,218	23,437	26,239
General and administrative	62,031	53,239	57,182
Lease abandonment	—	(583)	(8)

Total operating expenses	247,740	206,972	198,312

Income (loss) from operations	(28,407)	12,897	20,532
Other income and expense:
Interest income	302	262	159
Interest expense	(5)	(66)	(356)
Other income (expense)	142	(220)	112

Total other income (expense)	439	(24)	(85)
Income (loss) before income taxes	(27,968)	12,873	20,447
Income tax provision (benefit)	(7,980)	(411)	7,084

Net income (loss)	$(19,988)	$13,284	$13,363

Net income (loss) per share:
Basic	$(0.96)	$0.65	$0.89

Diluted	$(0.96)	$0.63	$0.67

Common shares and equivalents outstanding:
Basic weighted average shares	20,773	20,439	14,990

Diluted weighted average shares	20,773	21,187	19,930

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Class A, Series A-1 Convertible Preferred Stock		Class A, Series A-2 Convertible Preferred Stock		Class B Convertible Preferred Stock		Class A Convertible Common Stock		Class B Convertible Common Stock		Non-Designated Common Stock
															Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
													Additional Paid-in Capital	Accumulated Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2009	269	$26,876	178	$17,820	111	$11,341	—	$—	—	$—	1,936	$1	$10,814	$12,422	$(203)	$79,071
Stock Issed Upon the Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	89	—	386	—	—	386
Stock Issued to Key Employees	—	—	—	—	—	—	—	—	—	—	591	—	10,647	—	—	10,647
Stock-based Compensation Expense	—	—	—	—	—	—	—	—	—	—	—	—	3,616	—	—	3,616
Tax Benefit on Stock Option Exercised													336			336
Conversion of Preferred Stock	(269)	(26,876)	(178)	(17,820)	(111)	(11,341)	—	—	—	—	14,508	1	56,036	—	—	—
Sale of Common Stock											3,125		49,037			49,037
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	13,363	—	13,363
Foreign currency translation loss, net of tax of $(8)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,342

Balance—December 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	20,249	$2	$130,872	$25,785	$(224)	$156,435

Stock Issed Upon the Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	364	—	2,387	—	—	2,387
Restricted Stock Award Vesting	—	—	—	—	—	—	—	—	—	—	54
Stock-based Compensation Expense	—	—	—	—	—	—	—	—	—	—	—	—	4,387	—	—	4,387
Tax Benefit on Stock Option Exercised	—	—	—	—	—	—	—	—	—	—	—	—	1,376	—	—	1,376
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	13,284	—	13,284
Foreign currency translation gain, net of tax of $110	—	—	—	—	—	—	—	—	—	—	—	—	—	—	447	447

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,731

Balance—December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	20,667	$2	$139,022	$39,069	$223	$178,316

Stock Issed Upon the Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	182	—	800	—	—	800
Restricted Stock Award Vesting	—	—	—	—	—	—	—	—	—	—	87
Stock-based Compensation Expense	—	—	—	—	—	—	—	—	—	—	—	—	12,353	—	—	12,353
Tax Benefit on Stock Option Exercised	—	—	—	—	—	—	—	—	—	—	—	—	(351)	—	—	(351)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,988)	—	(19,988)
Foreign currency translation gain, net of tax of $46	—	—	—	—	—	—	—	—	—	—	—	—	—	—	98	98
Unrealized gain/loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23)	(23)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,913)

Balance—December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	20,936	$2	$151,824	$19,081	$298	$171,205

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,988)	$13,284	$13,363
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Stock-based compensation expense	12,353	4,387	22,150
Bad debt expense	1,228	1,750	911
Depreciation and amortization	8,724	6,615	5,428
Amortization of deferred financing costs	—	—	209
Deferred income tax benefit	(1,297)	(6,057)	(2,475)
Loss on disposal of equipment	318	37	42
Net change in:
Restricted cash	11	(30)	(16)
Accounts receivable	(5,058)	(12,260)	(11,779)
Inventory	3,168	(935)	(3,916)
Prepaid expenses and other current assets	659	(236)	(1,006)
Income tax receivable	(5,812)	(5,028)	—
Other assets	(25)	(761)	(429)
Accounts payable	(447)	5,987	(1,604)
Accrued compensation	1,200	(16)	1,905
Other current liabilities	3,979	6,106	5,678
Income tax payable	—	—	3,188
Excess tax benefit from stock options exercised	(365)	(1,377)	(336)
Other long-term liabilities	(52)	(789)	(463)
Deferred revenue	4,777	21,029	10,300

Net cash provided by operating activities	3,373	31,706	41,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,940)	(8,256)	(8,455)
Purchases of available-for-sale securities	(3,301)	(6,410)	—
Acquisition, net of cash acquired	(75)	(225)	(100)

Net cash used in investing activities	(13,316)	(14,891)	(8,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of issuance costs	—	—	49,037
Proceeds from the exercise of stock options	800	2,387	473
Tax benefit of stock options exercised	365	1,377	336
Payment of payroll taxes on net common stock issuance	—	—	(7,887)
Payment of payroll taxes on stock options exercised	—	—	(89)
Proceeds from long-term debt	—	—	9,929
Principal payments under long-term debt	—	—	(19,839)
Payments under capital lease obligations and acquisition liabilities	(285)	(367)	(3)

Net cash provided by financing activities	880	3,397	31,957

(Decrease) increase in cash and cash equivalents	(9,063)	20,212	64,552
Effect of exchange rate changes in cash and cash equivalents	(177)	356	10

Net increase (decrease) in cash and cash equivalents	(9,240)	20,568	64,562
Cash and cash equivalents—beginning of year	115,756	95,188	30,626

Cash and cash equivalents—end of year	$106,516	$115,756	$95,188

Supplemental Cash Flow Disclosure:
Cash paid during the periods for:
Interest	$5	$66	$104

Income taxes	$1,683	$9,989	$6,364

Noncash financing and investing activities:
Accrued liability for purchase of property , equipment and intangibles	$204	$1,567	$546

Equipment acquired under capital lease	$16	$—	$14

Contingent liability for acquisition	$—	$—	$850

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," the "Company" or the "Successor") develops, markets and supports a suite of language-learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions. Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006. Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006. Rosetta Stone Inc. has eleven wholly owned subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone Brazil Holding LLC, a Delaware Corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, Rosetta Stone GmbH, a company incorporated under the laws of Germany, Rosetta Stone Korea Ltd., a company incorporated under the laws of the Republic of Korea, Rosetta Stone Ensino de Linguas Ltda., a company incorporated under the laws of Brazil, Rosetta Stone Canada Inc., a company incorporated under the laws of the Province of New Brunswick, and Rosetta Stone Hong Kong Limited, a company incorporated under the laws of Hong Kong SAR, the People's Republic of China.

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

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns, stock-based compensation, fair value of intangibles and goodwill, fair value of stock issued, inventory reserve, disclosure of contingent assets and liabilities and disclosure of contingent litigation. Actual results may differ from these estimates.

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

        Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background ("ASC 985-605-05"). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between 3 and 12 months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

time, which typically ranges between 6 and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional cost from one year of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

        Revenue for online service subscriptions for dedicated conversational coaching is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically range from three months to 15 months. Rosetta Stone Version 4 TOTALe bundles, which include dedicated conversational coaching online services and packaged software, allow customers to begin their online services at any point during a registration window, which is 6 months from the date of purchase from the Company or an authorized reseller. Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

        In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

        The Company has been engaged to develop language-learning software for certain endangered languages under fixed-fee arrangements. These arrangements also include contractual periods of post-contract support ("PCS") and online hosting services ranging from one to ten years. Revenue for multi-element contracts are recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

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

        The Company accounts for multiple element arrangements that consist only of software or software related products, in accordance with industry specific accounting guidance for software and software related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE or the residual method when VSOE exists only for the undelivered element. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

        The Company has identified two deliverables generally contained in Rosetta Stone Version 4 TOTALe software arrangements. The first deliverable is the packaged software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. The Company allocates revenue between these two deliverables using the residual method based on the existence of VSOE for the undelivered service element. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language-learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

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

Concentrations of Credit Risk

        Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company is insured by the Federal Deposit Insurance Corporation for up to $250,000 at each bank. The Company's cash and cash equivalents generally exceed the insured limits. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash. The Company sells products to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2011, 2010 or 2009. The Company had four customers that accounted for 27% of accounts receivable at December 31, 2011 and three customers that accounted for 46% of accounts receivable at December 31, 2010.

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

        On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd. ("SGLC"), a software reseller headquartered in Seoul, South Korea. As the assets acquired constituted a business, this transaction was accounted for under Accounting Standards Codification topic 805, Business Combination ("ASC 805"). The purchase price consisted of an initial cash payment of $100,000, followed by three annual cash installment payments, based on revenue performance in South Korea. The terms of the acquisition agreement provide for additional consideration to be paid by the Company in each of the following three years, if the acquired company's revenues exceed certain targeted levels each of these years. The amount is calculated as the lesser of a percentage of the revenue generated or a fixed amount for each year, based on the terms of the agreement.

        Based on these terms, the minimum additional cash payment is zero if none of the minimum revenue targets are met, and the maximum additional payment is $1.1 million. In 2011 and 2010, we made additional payments of $350,000 and $400,000 respectively in accordance with the terms of the purchase.

        See table below for a summary of the opening balances to the closing balances of the contingent purchase consideration (in thousands):

	As of December 31,
	2011	2010
Contingent purchase price accrual, beginning of period	$573	$850
Minimum revenue target met, increase in contingent liability charged to expense in the period	77	123
Payment of contingent purchase liability	(350)	(400)

Contingent purchase price accrual, end of period	$300	$573

        See table below for summary of the Company's financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of our acquisition of SGLC in 2009:

	Fair Value as of December 31, 2011 using:				Fair Value as of December 31, 2010 using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$9,711	$9,711	$—	$—	$6,410	$6,410	$—	$—

Total	$9,711	$9,711	$—	$—	$—	$—	$—	$—
Liabilities:
Contingent purchase price accrual	$300	$—	$—	$300	$573	$—	$—	$573

Total	$300	$—	$—	$300	$573	$—	$—	$573

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

Property, Equipment and Software

        Property, equipment, and software are stated at cost, less accumulated depreciation and amortization. Depreciation on property, leasehold improvements, equipment, and software is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Software	3 years
Computer equipment	3 - 5 years
Automobiles	5 years
Furniture and equipment	5 - 7 years
Building	39 years
Building improvements	15 years
Leasehold improvements	lesser of lease term or economic life
Assets under capital leases	lesser of lease term or economic life

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

Goodwill

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. Subsequent to performing the annual test as of June 30, 2011, such indication occurred during the fourth quarter of 2011 when the fair value of the Company's publicly traded common stock dropped; however, after performing Step 1 of the impairment test under ASC 350, no impairment was identified as the fair value was greater than the book value of each reporting unit.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company will continue to review indicators and it is possible an impairment charge may need to be recorded if trends do not reverse. For income tax purposes, the goodwill balance is amortized over a period of 15 years. Beginning in 2011, the Company began reporting its results in two reportable segments, which resulted in two reporting units for goodwill impairment purposes—Consumer and Institutional. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition.

Valuation of Long-Lived Assets

        In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), the Company evaluates the recoverability of its long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that no impairment of its long-lived assets was indicated as of December 31, 2011 and 2010.

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

Cost of Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight,

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. Cost of subscription and service revenue primarily represents costs associated with supporting our online language-learning service, which includes hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue.

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

        For the years ended December 31, 2011, 2010 and 2009, the Company capitalized $2.5 million, zero, and zero in internal-use software, respectively.

        For the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense relating to internal-use software of $0.4 million, $0.3 million, and $0.5 million, respectively.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASC 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

        Analysis of the need for a valuation allowance on US deferred tax assets recognizes that while the Company has not incurred a cumulative loss over the evaluation period after adjusting for nonrecurring expenses related to the initial public offering in 2009, a substantial loss was incurred in the current year as a result of difficult market conditions. Consideration has also been given to the lengthy period over which these net deferred assets can be realized, and the Company's history of not having tax loss carryforwards in any jurisdiction expire unused.

        In 2010, the Company concluded that it is more likely than not that its deferred tax assets will be utilized and thus recognized a tax benefit of $2.4 million due to the release of the valuation allowance. The effective income tax rate in 2010 benefited from the availability of previously unrealized deferred tax assets which have been utilized to reduce tax expense for United Kingdom and Japanese income tax purposes. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating income and continuing projected income represented sufficient positive evidence that the Company used to conclude that it is more likely than not that the deferred tax assets will be realized and accordingly, released the valuation allowance in the fourth quarter of 2010.

        Based on the assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings. If future results fail to provide objectively verifiable evidence to support the realization of the deferred tax asset, a valuation allowance may be required to reduce the deferred tax assets. However, currently no valuation allowance has been established for the Company's net deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future.

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

        The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per share amounts)
Numerator:
Net Income (loss)	$(19,988)	$13,284	$13,363
Denominator:
Weighted average number of common shares:
Basic	20,773	20,439	14,990

Diluted	20,773	21,187	19,930

Income (loss) per common share:
Basic	$(0.96)	$0.65	$0.89

Diluted	$(0.96)	$0.63	$0.67

        The following table sets forth common stock equivalent shares included in the calculation of the Company's diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2011	2010	2009
Equity Instruments:
Convertible preferred stock	—	—	4,134
Restricted common stock units	—	11	7
Restricted common stock	—	86	93
Stock options	—	651	706

Total common stock equivalent shares	—	748	4,940

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Share-based awards to purchase approximately 540,000, 470,000 and 15,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Comprehensive Income (Loss)

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2011, 2010 and 2009, the Company's comprehensive income consisted of net income, foreign currency translation gains (losses) and the net unrealized gains or losses on available-for-sale securities.

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

        Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from our available-for-sale securities on total comprehensive income (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Net Income (loss)	$(19,988)	$13,284	$13,363
Foreign currency translation gain (loss)	98	447	(21)
Unrealized gain (loss) on available-for-sale securities	(23)	—	—

Total comprehensive income (loss)	$(19,913)	$13,731	$13,342

Advertising Costs

        Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2011, 2010, and 2009 were $74.4 million, $54.2 million and $48.2 million, respectively.

Recently Issued Accounting Standards

        Accounting Standards Update No. 2011-05—Comprehensive Income (Topic 220). Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income,

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, thus the adoption of such standard will not have a material impact on the Company's reported results of operations and financial position, but there will be a qualitative impact of adding an additional statement to the Company's consolidated financial statements.

        In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The objective of this standard is to simplify how an entity tests goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit's fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The Company intends to adopt this new guidance beginning fiscal year 2012.

3. INVENTORY

        Inventory consisted of the following (in thousands):

	As of December 31,
	2011	2010
Raw materials	$2,458	$4,423
Finished goods	4,265	5,505

Total inventory	$6,723	$9,928

4. ACQUISITIONS

        On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd. ("SGLC"), a software reseller headquartered in Seoul, South Korea. As the assets acquired constituted a business, this transaction was accounted for under Accounting Standards Codification topic 805, Business Combination ("ASC 805"). The purchase price consisted of an initial cash payment of $100,000, followed by three annual cash installment payments, based on revenue performance in South Korea. The terms of the acquisition agreement provide for additional consideration to be paid by the Company in each of the following three years, if the acquired company's revenues exceed certain targeted levels each of these years. The amount is calculated as the lesser of a percentage of the revenue generated or a fixed amount for each year, based on the terms of the agreement.

        Based on these terms, the minimum additional cash payment is zero if none of the minimum revenue targets are met, and the maximum additional payment is $1.1 million. Management determined that the total contingent consideration for inclusion in the purchase price was the maximum of $1.1 million, the fair value of which is $850,000. Including the cash paid upon the acquisition date of

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

$100,000, the total purchase price was $950,000. In 2011 and 2010, we made additional payments of $350,000 and $400,000 respectively in accordance with the terms of the purchase.

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

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2011	2010
Land	$390	$390
Buildings and improvements	8,120	8,110
Leasehold improvements	1,739	1,682
Computer equipment	14,534	12,046
Software	17,168	13,723
Furniture and equipment	5,980	4,158

	47,931	40,109
Less: accumulated depreciation	(27,062)	(19,036)

Property and equipment, net	$20,869	$21,073

        The Company leases certain computer equipment, software and machinery under capital lease agreements. As of December 31, 2011 and 2010, leased computer equipment and software included in property and equipment above was $72,000 and $56,000, respectively.

        The Company recorded depreciation expense for the years ended December 31, 2011, 2010 and 2009 in the amount of $8.6 million, $6.6 million and $5.4 million, respectively.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. Subsequent to performing the annual test as of June 30, 2011, such indication occurred during the fourth quarter of 2011 when the fair value of the Company's publicly traded common stock dropped; however, after performing Step 1 of the impairment test under ASC 350, no impairment was identified as the fair value was greater than the book value of each reporting unit. The Company will continue to review indicators and it is possible an impairment charge may need to be recorded if trends do not reverse. Beginning in 2011, the Company began reporting its results in two reportable segments, which resulted in two reporting units for goodwill impairment purposes—Consumer and Institutional. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition.

        The following table represents the balance and changes in goodwill for the years ended December 31, 2011 and 2010 (in thousands):

	Consumer Operating Segment	Institutional Operating Segment	Total
Balance as of January 1, 2010	15,669	19,150	34,819
No acquisition activity	—	—	—
Balance as of December 31, 2010	15,669	19,150	34,819
No acquisition activity	—	—	—
Balance as of December 31, 2011	15,669	19,150	34,819
Effect of change in foreign currency rate	10	12	22

Balance as of December 31, 2011	15,679	19,162	34,841

7. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name / trademark	$10,608	$—	$10,608	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,842	(10,842)	—	10,844	(10,800)	44
Website	12	(12)	—	12	(12)	—
Patents	300	(43)	257	300	(3)	297

Total	$24,215	$(13,350)	$10,865	$24,216	$(13,268)	$10,948

        The Company recorded intangible assets of $23.8 million, associated with the acquisition of Rosetta Stone Ltd. in January 2006, and $0.1 million with the acquisition of certain assets of SGLC in November 2009. During 2010, the Company recorded the purchase of two patents associated with the

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS (Continued)

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

        In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the year ended December 31, 2011 and 2010.

        Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Included in cost of revenue:
Cost of product revenue	$—	$—	$—
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	—	—	—
Included in operating expenses:	$85	$58	$42

Total	$85	$58	$42

        The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2011 (in thousands):

As of December 31, 2011
2012	$40
2013	40
2014	40
2015	40
2016	40
Thereafter	57

Total	$257

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	December 31,
	2011	2010
Marketing expenses	$12,726	$11,075
Professional and consulting fees	3,322	2,820
Sales return reserve	9,931	8,391
Taxes payable	2,413	2,722
Other	6,519	7,617

	$34,911	$32,625

9. BORROWING AGREEMENT

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

        Interest expense for the year ended December 31, 2011 and 2010 was $5,000 and $66,000, respectively.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

2009 Omnibus Incentive Plan

        On February 27, 2009, the Company's Board of Directors approved a new Stock Incentive and Award Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan.

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At December 31, 2011 there were 1,562,010 shares available for future grant under the 2009 Plan.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model as follows:

	Year Ended December 31,
	2011	2010	2009
Expected stock price volatility	57% - 64%	58% - 66%	61%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.14% - 2.59%	1.14% - 2.59%	1.71% - 2.46%

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        Stock Options—The following table summarizes the Company's stock option activity from January 1, 2011 to December 31, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2011	2,020,927	$13.25	$7.36	$17,733,080
Options granted	698,327	13.37
Options exercised	(181,843)	4.37
Options cancelled	(313,662)	18.36

Options Outstanding, December 31, 2011	2,223,749	13.29	7.14	2,288,131

Vested and expected to vest at December 31, 2011	2,052,059	13.05	6.99	2,282,767

Exercisable at December 31, 2011	1,167,404	9.92	5.75	2,263,592

        As of December 31, 2011 and 2010, there was approximately $8.2 million and $8.3 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.75 and 2.76 years, respectively.

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

        The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2011 was 7.14 years and $2.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2010 was 7.36 years and $17.7 million, respectively. As of December 31, 2011, options that were vested and exercisable totaled 1,167,404 shares of common stock with a weighted average exercise price per share of $9.92.

        The weighted average grant-date fair value per share of stock options granted was $7.35, $13.60 and $10.32 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount is subject to change based on changes to the fair market value of the Company's common stock.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's restricted stock activity for the years ended December 31, 2011 and 2010, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2010	179,802	$18.67	$3,356,903
Awards granted	211,757	23.33
Awards vested	(54,363)	18.34
Awards cancelled	(29,672)	19.89

Nonvested Awards, December 31, 2010	307,524	21.69	6,670,196

Awards granted	170,260	14.09
Awards vested	(87,436)	21.58
Awards cancelled	(67,338)	19.26

Nonvested Awards, December 31, 2011	323,010	18.22	5,885,242

        During 2011 and 2010, 170,260 and 211,757 shares of restricted stock were granted, respectively. The aggregate grant date fair value of the awards in 2011 and 2010 was $2.4 million and $4.9 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        During year ended December 31, 2011, 67,338 shares of restricted stock were forfeited. As of December 31, 2011, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $4.3 million and is expected to be recognized over a period of 2.55 years.

        Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

        Restricted Stock Units—During 2011 and 2010, 22,227 and 12,096 restricted stock units were granted, respectively. The aggregate grant date fair value of the awards in 2011 and 2010 was $0.3 million and $0.2 million, respectively, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

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

        Long Term Incentive Program—On January 4, 2011, the Company's Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program ("LTIP"), a long-term incentive plan for certain of the Company's executives. The LTIP was administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the "Plan"), and the 1,000,000 shares allocated to the LTIP were taken from the shares reserved under the Plan. The purpose of the LTIP was to: advance the best interests of the Company; motivate senior management to achieve key financial and strategic business objectives of the Company; offer eligible executives a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. Executives designated by the Board of Directors were eligible to receive a minimum number of shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received would be restricted in that after issuance of the shares; they would be subject to vesting over a two year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors would allocate the pre-defined share incentive pool for that milestone reached amongst the participating executives with the minimum number of shares specified in individual award agreements. Although minimum participation percentages were communicated to certain plan participants, all share grants under the LTIP were contingent upon achievement of the market capitalization thresholds.

        In accordance with the agreements communicated to the executives after the approval of the plan by the Board of Directors, the LTIP participants were granted minimum participation percentages of each tranche of shares issued at each milestone level reached. Throughout the year ended December 31, 2011, the target market capitalization required to trigger the first issuance of shares was below the minimum threshold, and no shares were issued. The minimum participation percentages given to plan participants were considered grants in accordance with the provisions of ASC 718. The grant date fair value of the minimum awards was $6.1 million which was derived using a Monte Carlo valuation model. This value would have been amortized as stock-based compensation expense over the derived service period of 5 years.

        On November 30, 2011, as a result of the substantial reduction in incentive and retentive value of the plan, the board of directors cancelled the LTIP. As a result of the cancellation, the company recognized $4.9 million in stock-based compensation expense equal to the total unamortized value of the awards. There were no grants of shares issued from the LTIP to any executive prior to its cancellation.

        Stock-based compensation expense related to the LTIP was $6.0 million for the year ended December 31, 2011. As of December 31, 2011, there was no unrecognized stock-based compensation expense related to awards under the LTIP.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2011	2010	2009
Included in cost of revenue:
Cost of product revenue	$55	$39	$34
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	55	39	34

Included in operating expenses:
Sales and marketing	1,932	774	999
Research & development	2,448	1,181	5,959
General and administrative	7,918	2,393	15,158

Total included in operating expenses	12,298	4,348	22,116

Total	$12,353	$4,387	$22,150

11. COMMON STOCK

        At December 31, 2011, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2011 and 2010, the Company had shares of Common Stock issued and outstanding of 21,258,249 and 20,975,379, respectively.

12. CONVERTIBLE PREFERRED STOCK

        On April 21, 2009, in conjunction with the Company's qualified underwritten initial public offering of common stock, its total outstanding preferred shares in the amount of 557,989 automatically converted at a ratio of 26:1 into 14,507,714 shares of Common Stock and the then-existing classes of preferred stock ceased to exist. At December 31, 2011 and 2010, the Company had no preferred shares outstanding and the authorized preferred stock was undesignated blank check preferred.

13. EMPLOYEE BENEFIT PLAN

        The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation that vest immediately. The Company recorded expenses for the Plan totaling $1.4 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

kiosk's sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to 89 months. Building, warehouse and office space leases range from twelve months to 89 months. Certain leases also include lease renewal options.

        The following table summarizes future minimum operating lease payments as of December 31, 2011 and the years thereafter (in thousands):

As of December 31, 2011
Periods Ending December 31,
2012	$6,616
2013	4,256
2014	1,828
2015	386
2016	—
2017 and thereafter	—

$13,086

        Total expenses under operating leases were $13.5 million and $13.0 million during the years ended December 31, 2011 and 2010, respectively.

        The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million at December 31, 2011. The deferred rent asset was $0.1 at December 31, 2011. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

        The Company exited its facility at 1101 Wilson Boulevard, Arlington, Virginia in December 2008 as a result of a relocation of its headquarters to 1919 North Lynn St., Arlington, Virginia. The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with Accounting Standards Codification topic 420, Exit or Disposal Cost Obligations ("ASC 420") as the leases associated with this facility did not terminate until December 31, 2009 and August 31, 2013, respectively. Accrued exit costs associated with our headquarters relocation were charged to general and administrative expense in December 2008.

        As a result of accelerated growth in its Arlington headquarters, the Company exceeded maximum capacity in its headquarters facility during the third quarter of 2010. At that time, there was no additional space available for lease in the 1919 North Lynn St. location and additional space was needed to support continued growth. The office space currently under lease at 1101 Wilson Blvd, Suite 1130 was unoccupied, and as a result of its close proximity to the 1919 North Lynn Street location, management made the decision to reoccupy the formerly abandoned space. During the

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

quarter ended September 30, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd. was reversed.

        The following table summarizes the accrued exit costs for the 1101 Wilson Boulevard facility (in thousands):

	As of December 31, 2011	As of December 31, 2010
Accrued exit costs, beginning of period	$—	$1,019
Costs incurred and charged/(credited) to expense	—	(583)
Principal reductions	—	(436)

Accrued exit costs, end of period	$—	$—

Accrued exit cost liability:
Short-term	$—	$—
Long-term	—	—

Total	$—	$—

Royalty Agreement

        On December 28, 2006 the Company entered into an agreement to license software from a vendor for incorporation in software products that the Company is developing. The agreement required a one-time, non-refundable payment of $0.3 million, which was expensed in full as research and development costs during 2006 because the products in which the licensed software were to be incorporated into had not yet reached technological feasibility. In addition, the agreement specifies that, in the event the software is incorporated into specified Company software products, royalties will be due at a rate of 20% of sales for those products up to an additional amount totaling $0.4 million. There were no additional royalty payments made under this agreement in 2011 or 2010.

Employment Agreements

        The Company has agreements with certain of its executives and key employees which provide guaranteed severance payments upon termination of their employment without cause. The severance payments range from six to eighteen months of base salary.

Litigation

        In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. The Company appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. The U.S. Court of Appeals heard oral argument on the Company's appeal on September 22, 2011 and the decision is pending. The Company has incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        On or about April 28, 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company's violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. In November 2011, the plaintiffs' attorneys and the Company agreed to the mediator's proposed settlement terms, and as a result, as of September 30, 2011, the Company reserved $0.6 million for the proposed settlement amount. Approval of the proposed settlement by the court is pending. The Company disputes the plaintiffs' claims and it has not admitted any wrongdoing with respect to the case.

        On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG ("Langenscheidt") in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone's use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. Langenscheidt is seeking, among other things, to enjoin Rosetta Stone GmbH from using the color yellow in Germany, a declaratory judgment that Rosetta Stone GmbH is liable for damages based on our activities in Germany, and the award of costs and attorneys' fees associated with the legal proceeding. A hearing was held on October 27, 2011 and the presiding judge indicated his opinion that Rosetta Stone GmbH has infringed on Langenscheidt's German trademark. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH's use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys' fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH's product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt's trademark. The decision is immediately enforceable upon Langenscheidt posting of a bond. To date, Langenscheidt has not posted a bond. It is required in this jurisdiction for a plaintiff to post a bond in order for a decision to be immediately enforced because if the decision were reversed upon appeal, the defendant would be awarded the bond amount for costs and damages incurred. Langenscheidt has not yet pled the amount of its damages and the court has not yet made any determination as to the amount of damages. The Company intends to vigorously defend this matter and has filed a notice of appeal with the Court of Appeals in Cologne. In addition, the Company commenced a separate proceeding directed at the cancellation of Langenscheidt's German trademark registration of yellow as an abstract color mark. However, the range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims.

        From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES

        The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Inventory	$478	$1,015
Amortization and depreciation	509	1,995
Net operating loss carryforwards	1,002	1,105
Deferred revenue	1,826	2,026
Accrued liabilities	9,117	8,714
Stock-based compensation	4,271	2,926
Bad debt reserve	770	698
Foreign currency translation	77	59
Foreign and other tax credits	1,704	—

	19,754	18,538
Valuation allowance	—	—

	19,754	18,538
Deferred tax liabilities:
Prepaid expenses	727	876
Foreign currency translation loss	—	—
Other	4	5

	731	881

Net deferred tax assets	$19,023	$17,657

Net deferred tax assets as of December 31 are classified as follows:
Current	$10,985	$11,159
Non-current	8,038	6,498

Total	$19,023	$17,657

        During the quarter ended December 31, 2010, the Company determined that the relative weight of positive and negative evidence supported that it is more likely than not that the deferred tax assets relating to foreign operations will be realized and accordingly the Company released its valuation allowance. The Company had evaluated the valuation allowance on its foreign deferred tax assets quarterly prior to making the determination to release the valuation allowance during the quarter ended December 31, 2010. As of December 31, 2011, the Company had fully utilized the net operating loss ("NOL") carryforwards for United Kingdom income tax purposes and the NOL carryforwards for Japanese income tax purposes upon which the valuation allowance had been released.

        At December 31, 2011, the Company had estimated state tax NOL carryforwards in the amount of $12.5 million in the United States that if unutilized, would begin to expire in 2017. The state NOL's have a tax value of $0.6 million. Additionally, the Company has $0.4 million related to certain U.S. tax

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

credit carryforwards which if unutilized, would expire between 2031 and 2032, foreign tax credit carryforwards of $1.2 million which if unutilized, would expire in 2022, and a minimum tax credit carryforward of $0.1 million which has an unlimited carryforward period.

        If future events change the outcome of the Company's projected return to profitability, a valuation allowance may be required to reduce the deferred tax assets. However, currently no valuation allowance has been established for the Company's deferred tax assets as the Company believes such assets will more likely than not be realized. The company will continue to assess the need for a valuation allowance in the future.

        The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(33,199)	$1,683	$19,030
Foreign	5,231	11,190	1,417

Income (loss) before income taxes	$(27,968)	$12,873	$20,447

The provision for taxes on income consists of the following (in thousands):
Federal	$(8,758)	$2,739	$7,555
State	(582)	1,066	1,864
Foreign	3,458	1,738	140

Total current	$(5,882)	$5,543	$9,559

Deferred:
Federal	$(682)	$(3,099)	$(1,917)
State	(870)	(456)	(430)
Foreign	(546)	(2,399)	(128)

Total deferred	(2,098)	(5,954)	(2,475)

Provision (benefit) for income taxes	$(7,980)	$(411)	$7,084

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        Reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax expense at statutory federal rate	$(9,789)	$4,506	$7,157
State income tax expense, net of federal income tax effect	(869)	229	809
Domestic production activities deduction	580	(315)	(481)
Nondeductible LTIP expense	2,062	—	—
Nondeductible intercompany interest	29	134	205
Other nondeductible expenses	698	161	143
Tax rate differential on foreign operations	(206)	16	(192)
Increase (decrease) in valuation allowance	—	(4,872)	(566)
Other tax credits	(619)	—	—
Other	134	(270)	9

Income tax expense (benefit)	$(7,980)	$(411)	$7,084

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

2011
Balance at January 1,	$—
Increases for tax positions taken during prior period	—
Increases for tax positions taken during current period	165

Balance at December 31,	$165

        During the twelve months ended December 31, 2011 the Company established a liability under ASC 740-10 of $165,000 for unrecognized tax benefits associated with certain tax credits and foreign withholding taxes. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes, which were zero at the adoption date and $25,000 for the year ended December 31, 2011. These liabilities for unrecognized tax benefits are included in "Other Long Term Liabilities". As of December 31, 2011 and 2010, the Company had $165,000 and zero of unrecognized tax benefits, respectively, which if recognized, would affect income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years 2010, 2009, 2008 and 2007 are subject to examination by the tax authorities. As of December 31, 2011, the Company is under audit in the United States for the tax year 2008 and Japan for tax years 2008, 2009 and 2010. While the ultimate results cannot be predicted with certainty, the Company believes that adjustments resulting from examinations, if any, will not have a material adverse effect on its consolidated financial condition or results of operations, and that the accrued tax liabilities are adequate for all years. No provision was made in 2011 for United States income taxes on undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when it is tax effective to do so.

        The Company made income tax payments of $1.7 million, $10.0 million and $6.4 million in 2011, 2010 and 2009, respectively.

16. SEGMENT INFORMATION

        Beginning in 2011, the company was managed in two operating segments—Consumer and Institutional. These segments also represent our reportable segments. Management, specifically the chief operating decision maker , began to measure the performance of our operating segments in the first quarter of 2011 based upon operating segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, and stock-based compensation. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.

        With the exception of goodwill, we do not identify or allocate our assets by operating segment to account for or manage the business. Consequently, we do not present assets or liabilities by operating segment.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

        Operating results by segment for the years ended December 31, 2011, 2010 and 2009, respectively were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue:
Consumer	$208,026	$204,263	$209,065
Institutional	60,423	54,605	43,206

Total Revenue	$268,449	$258,868	$252,271

Segment contribution:
Consumer	$69,857	$81,544	$96,859
Institutional	35,620	37,069	29,892

Total segment contribution	105,477	118,613	126,751
Unallocated expenses, net:
Amortization of acquired intangibles	36	3	—
Stock-based compensation	11,157	4,021	21,847
Unallocated cost of sales	22,337	12,130	9,115
Unallocated sales and marketing	25,822	18,795	13,871
Unallocated research and development	21,646	22,254	20,280
Unallocated general and administrative	52,886	48,513	41,106

Total unallocated expenses, net	133,884	105,716	106,219

Operating income (loss)	(28,407)	12,897	20,532
Other income, net	439	(24)	(85)

Income (loss) before provision for income taxes	$(27,968)	$12,873	$20,447

  Geographic Information

        Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase our products. The geographic locations of distributors and resellers who purchase and resell our products may be different from the geographic locations of end customers.

        The information below summarizes revenue from customers by geographic area for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$212,122	$212,629	$232,805
International	56,327	46,239	19,466

Total Revenue	$268,449	$258,868	$252,271

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

        The information below summarizes long-lived assets by geographic area for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	As of December 31,
	2011	2010	2009
United States	$18,417	$18,802	$17,412
International	2,452	2,271	962

Total	$20,869	$21,073	$18,374

17. RELATED PARTIES

        As of December 31, 2011 and 2010, the Company had outstanding receivables from stockholders of zero, and outstanding receivables from employees in the amount of $10,000 and $8,000, respectively.

18. VALUATION AND QUALIFYING ACCOUNTS

        The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Year Ended December 31,
	2011	2010	2009
Allowance for doubtful accounts:
Beginning balance	$1,761	$1,349	$1,103
Charged to costs and expenses	1,228	1,750	911
Deductions—accounts written off	(1,038)	(1,338)	(665)

Ending balance	1,951	1,761	1,349

Sales return reserve:
Beginning balance	8,391	4,708	3,229
Charged to costs and expenses	24,922	36,348	18,340
Deductions—reserves utilized	(23,382)	(32,665)	(16,861)

Ending balance	9,931	8,391	4,708

Reserve for excess and obsolete inventory:
Beginning balance	2,388	765	470
Charged to costs and expenses	1,693	2,454	1,090
Deductions—reserves utilized	(2,833)	(831)	(795)

Ending balance	1,248	2,388	765

Deferred income tax asset valuation allowance:
Beginning balance	—	5,012	5,263
Charged to costs and expenses	—	—	—
Deductions	—	(5,012)	(251)

Ending balance	$—	$—	$5,012

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)

        Summarized quarterly supplemental consolidated financial information for 2011 and 2010 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2011
Revenue	$56,978	$66,743	$64,202	$80,527

Gross profit	$45,516	$55,223	$52,893	$65,702

Net income (loss)	$(9,281)	$(4,550)	$(1,177)	$(4,979)

Basic loss per share	$(0.45)	$(0.22)	$(0.06)	$(0.24)

Shares used in basic per share computation	20,675	20,716	20,780	20,920

Diluted loss per share	$(0.45)	$(0.22)	$(0.06)	$(0.24)

Shares used in diluted per share computation	20,675	20,716	20,780	20,920

2010
Revenue	$63,014	$60,648	$60,926	$74,280

Gross profit	$54,372	$53,046	$50,497	$61,954

Net income (loss)	$5,005	$3,699	$(385)	$4,965

Basic income per share	$0.25	$0.18	$(0.02)	$0.24

Shares used in basic per share computation	20,258	20,346	20,490	20,652

Diluted income per share	$0.24	$0.17	$(0.02)	$0.23

Shares used in diluted per share computation	21,060	21,220	20,490	21,265

20. SUBSEQUENT EVENTS

        On January 9, 2012, the Board of Directors of Rosetta Stone Inc. (the "Company") granted to certain executive officers and other key executives of the Company ("Executive") a special retention cash bonus and shares of restricted common stock of the Company. The special retention cash bonus will be paid to Executives in a single payment no later than January 31, 2013, in each case contingent upon the applicable Executive remaining an employee of the Company or one of its subsidiaries until December 31, 2012, or the earlier termination of the applicable Executive's employment by the Company or one of its subsidiaries without cause. The special retention restricted common stock of the Company will vest 50% on January 1, 2013, and 50% on January 1, 2014. The award of shares of restricted stock of the Company is subject to accelerated vesting upon the termination of an Executive's employment by the Company or one of its subsidiaries without cause. The objective of the retention awards is to provide an incentive for the Executives to remain with, and provide valuable leadership

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUBSEQUENT EVENTS (Continued)

and services to, the Company. The executive officers of the Company who will receive the retention awards are Michael S. Fulkerson, Chief Technology Officer, Pragnesh N. Shah, President, Global Consumer, Stephen M. Swad, Chief Financial Officer, Judy K. Verses, President, Global Institutions and Michael C. Wu, General Counsel and Secretary. The amounts of the special retention awards are set out in the table below:

Executive Officer	Special Retention Cash Bonus Amount	Number of Shares of Restricted Stock Awarded
Michael S. Fulkerson	$150,000.00	21,246
Pragnesh N. Shah	$25,000.00	3,541
Stephen M. Swad	$150,000.00	63,739
Judy K. Verses	$25,000.00	3,541
Michael C. Wu	$100,000.00	14,164

        In addition to the above named executives, fifteen other key employees were granted a special retention cash bonus and shares of restricted common stock of the Company. The total retention cash bonus was $1.4 million and a total of 233,711 shares of restricted common stock with a grant date fair value of $1.6 million were granted.

        On January 9, 2012, the Board also granted to Stephen M. Swad 70,822 shares of restricted common stock of the Company in recognition of Mr. Swad's expanded operational role and overall responsibilities. The restricted common stock of the Company will vest 50% on January 1, 2013, and 50% on January 1, 2014. The award of shares of restricted stock of the Company is subject to accelerated vesting upon the termination of Mr. Swad's employment by the Company or one of its subsidiaries without cause.

        The grants of restricted stock of the Company are made pursuant to the Rosetta Stone Inc. 2009 Omnibus Incentive Plan.

        On February 22, 2012, the Board promoted Chief Financial Officer Stephen M. Swad, age 50, to President and Chief Executive Officer.

        In connection with Mr. Swad's appointment as President and Chief Executive Officer, the Board increased Mr. Swad's base salary to $500,000 and his target annual bonus to 100% of his base salary. The Board also awarded Mr. Swad 48,500 shares of restricted common stock and 125,000 stock options issued pursuant to the Company's 2009 Omnibus Incentive Plan.

 EXHIBIT INDEX

		Index to exhibits
2.1	(1)	Stock Purchase Agreement dated as of January 4, 2006, by and among Fairfield & Sons, Ltd., Rosetta Stone Inc., Rosetta Stone Holdings Inc., the Shareholders of Fairfield & Sons, Ltd., Tom Adams, and Eugene Stoltzfus

3.1	(1)	Second Amended and Restated Certificate of Incorporation

3.2	(1)	Second Amended and Restated Bylaws

4.1	(1)	Specimen certificate evidencing shares of common stock

4.2	(1)	Subscription Agreement dated as of January 4, 2006, by and among Rosetta Stone Inc., ABS Capital Partners IV, L.P., ABS Capital Partners IV A, L.P., ABS Capital Partners Offshore, L.P., ABS Capital Partners Special Offshore, L.P., Norwest Equity Partners VIII, L.P., Madison Capital Funding LLC, and Tom Adams

4.3	(1)	Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A Thereto

10.1	+(1)	2006 Incentive Option Plan

10.2	+(1)	2009 Omnibus Incentive Plan

10.3	+(1)	Director Form of Option Award Agreement under the 2006 Plan

10.4	+(1)	Executive Form of Option Award Agreement under the 2006 Plan

10.5	+(1)	Standard Form of Option Award Agreement under the 2006 Plan

10.6	+(1)	Form of Option Award Agreement under the 2009 Plan

10.7	(1)	Form of Indemnification Agreement entered into with each director and executive officer

10.8	+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Tom Adams dated February 20, 2009

10.9	(1)	Lease Agreement dated as of February 26, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended

10.10	(1)	Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd.

10.11	(1)	Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons, Ltd. dated as of December 22, 2006***

10.12	+(1)	Form of Restricted Stock Award under the 2009 Plan

10.13	(1)	Credit Agreement dated as of January 16, 2009 between Rosetta Stone Ltd. and Wells Fargo Bank N.A.

10.14	+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu dated February 20, 2009

10.15	+(2)	Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of November 9, 2010

10.16	+(3)	Executive Employment Agreement between Rosetta Stone Ltd. and Helena Wong effective as of January 25, 2011

10.17	+(4)	Executive Employment Agreement between Rosetta Stone Ltd. and Michael Fulkerson effective as of May 31, 2011

10.18	+	Executive Employment Agreement between Rosetta Stone Ltd. and Judy Verses effective as of October 5, 2011

Index to exhibits

10.19	+	Executive Employment Agreement between Rosetta Stone Ltd. and Pragnesh Shah effective as of November 14, 2011

10.20	+	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Michael Fulkerson effective as of December 22, 2011

10.21	+	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu effective as of December 22, 2011

10.22	+	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of December 22, 2011

10.23	+	Second Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of February 22, 2012

10.24	+	Letter Agreement between Rosetta Stone Ltd. and Tom Adams dated October 12, 2011.

10.25	+	Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011.

10.26	+	Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011.

10.27	+	Amended Employee Form of Option Award Agreement Under 2009 Plan effective for awards after March 1, 2012.

10.28	+	Amended Employee Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after March 1, 2012.

10.29	+	Severance and Release Agreement between Helena Wong and Rosetta Stone Ltd. effective as of October 17, 2011.

21.1		Rosetta Stone Inc. Subsidiaries

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1		The Power of Attorney with Board of Directors' Signatures

31.1		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	++	Interactive Data Files

***
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+
Identifies management contracts and compensatory plans or arrangements.

++
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)
Incorporated by reference to exhibit filed with Registrant's registration statement on Form S-1 (File No. 333-153632), as amended.

(2)
Incorporated by reference to exhibit filed with Rosetta Stone's Current Report on Form 8-K dated October 13, 2010.

(3)
Incorporated by reference to exhibit filed with Rosetta Stone Form 10-K for the fiscal year ended December 31, 2010.

(4)
Incorporated by reference to exhibit filed with Rosetta Stone Form 10-Q for the quarterly period ended June 30, 2011.