Form 10-Q
period 2012-03-31
ROSETTA STONE INC
filed 2012-05-09
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, 20,977,666 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,073	$106,516
Restricted cash	51	74
Short term investments	6,404	9,711
Accounts receivable (net of allowance for doubtful accounts of $1,035 and $1,951, respectively)	34,315	51,997
Inventory	7,440	6,723
Prepaid expenses and other current assets	6,579	7,081
Income tax receivable	8,738	7,678
Deferred income taxes	11,076	10,985
Total current assets	186,676	200,765

Property and equipment, net	19,713	20,869
Goodwill	34,856	34,841
Intangible assets, net	10,855	10,865
Deferred income taxes	9,162	8,038
Other assets	2,954	1,803
Total assets	$264,216	$277,181
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,716	$7,291
Accrued compensation	9,644	11,703
Other current liabilities	27,259	34,911
Deferred revenue	45,154	49,375
Total current liabilities	88,773	103,280
Deferred revenue	2,559	2,520
Other long-term liabilities	1,769	176
Total liabilities	93,101	105,976

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,747 and 21,258 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	153,334	151,823
Accumulated income	17,179	19,082
Accumulated other comprehensive income	600	298
Total stockholders’ equity	171,115	171,205
Total liabilities and stockholders’ equity	$264,216	$277,181

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Revenue:
Product	$47,530	$42,303
Subscription and service	21,919	14,675
Total revenue	69,449	56,978
Cost of revenue:
Cost of product revenue	9,108	8,795
Cost of subscription and service revenue	4,366	2,667
Total cost of revenue	13,474	11,462
Gross profit	55,975	45,516
Operating expenses
Sales and marketing	38,404	37,820
Research and development	6,273	6,484
General and administrative	13,657	14,808
Total operating expenses	58,334	59,112
Loss from operations	(2,359)	(13,596)
Other income and (expense):
Interest income	78	80
Interest expense	—	(3)
Other income (expense)	(364)	2
Total other income (expense)	(286)	79
Loss before income taxes	(2,645)	(13,517)
Income tax benefit	(742)	(4,236)
Net loss	$(1,903)	$(9,281)
Loss per share:
Basic	$(0.09)	$(0.45)
Diluted	$(0.09)	$(0.45)

Common shares and equivalents outstanding:
Basic weighted average shares	20,942	20,675
Diluted weighted average shares	20,942	20,675

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)

Net loss	$(1,903)	$(9,281)

Other comprehensive income, net of tax:
Foreign currency translation gain	298	275
Unrealized gain (loss) on available-for-sale securities	4	(13)
Other comprehensive income	302	262

Comprehensive loss	$(1,601)	$(9,019)

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,903)	$(9,281)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation expense	1,635	1,437
Bad debt expense	165	216
Depreciation and amortization	2,436	2,114
Deferred income tax benefit	(1,314)	(2,977)
Loss on disposal of equipment	32	15
Net change in:
Restricted cash	23	28
Accounts receivable	17,575	18,319
Inventory	(709)	(412)
Prepaid expenses and other current assets	503	66
Income tax receivable	(1,236)	(2,004)
Other assets	(1,209)	(63)
Accounts payable	(587)	(1,013)
Accrued compensation	(2,076)	(2,867)
Other current liabilities	(8,020)	(1,119)
Excess tax benefit from stock options exercised	—	(18)
Other long term liabilities	1,587	(6)
Deferred revenue	(4,246)	(1,503)
Net cash provided by operating activities	2,656	932
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(967)	(2,651)
Proceeds from (purchases of) available-for-sale securities	3,307	(1,807)
Acquisition, net of cash acquired	—	(75)
Net cash provided by (used in) investing activities	2,340	(4,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	40
Tax benefit of stock options exercised		18
Payments under capital lease obligations	(2)	(3)
Net cash provided by (used in) financing activities	(2)	55
Increase (decrease) in cash and cash equivalents	4,994	(3,546)
Effect of exchange rate changes in cash and cash equivalents	563	329
Net increase (decrease) in cash and cash equivalents	5,557	(3,217)
Cash and cash equivalents—beginning of year	106,516	115,756
Cash and cash equivalents—end of year	$112,073	$112,539
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	—	$3
Income taxes	$1,431	$538
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$584	$1,769
Equipment acquired under capital lease	—	$16

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries (“Rosetta Stone,” the “Company” or the “Successor”) develops, markets and supports a suite of language-learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name.  The Company’s software products are sold on a direct basis and through select retailers.  The Company provides its software applications to customers through the sale of packaged software and online subscriptions.  Rosetta Stone Inc. was incorporated on December 23, 2005 in the state of Delaware and acquired Rosetta Stone Holdings Inc., a Delaware corporation, on January 4, 2006.  Rosetta Stone Holdings Inc. acquired Rosetta Stone Ltd. (formerly Fairfield & Sons, Ltd.) and Rosetta Stone (UK) Limited (formerly Fairfield & Sons UK Limited), on January 4, 2006.  Rosetta Stone Inc. has eleven wholly owned subsidiaries—Rosetta Stone Holdings Inc., a Delaware corporation, Rosetta Stone Ltd., a Virginia corporation, Rosetta Stone International Inc., a Delaware corporation, Rosetta Stone Brazil Holding LLC, a Delaware Corporation, Rosetta Stone (UK) Limited, a corporation incorporated under the laws of England and Wales, Rosetta Stone Japan Inc., a company incorporated under the laws of Japan, Rosetta Stone GmbH, a company incorporated under the laws of Germany, Rosetta Stone Korea Ltd., a company incorporated under the laws of the Republic of Korea, Rosetta Stone Ensino de Linguas Ltda., a company incorporated under the laws of Brazil, Rosetta Stone Canada Inc., a company incorporated under the laws of the Province of New Brunswick, and Rosetta Stone Hong Kong Limited, a company incorporated under the laws of Hong Kong SAR, the People’s Republic of China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2012 and December 31, 2011, the Company’s results of operations for the three months ended March 31, 2012 and 2011 and its cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  All references to March 31, 2012 or to the three months ended March 31, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

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

Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background (“ASC 985-605-05”). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between six and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer. In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional cost from one year of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

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

Revenue Recognition for Arrangements with Multiple Deliverables

As of January 1, 2010, the Company began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU No. 2009-13”). For multi- element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. These accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect its best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd. (“SGLC”), a software reseller headquartered in Seoul, South Korea.  As the assets acquired constituted a business, this transaction was accounted for under Accounting Standards Codification topic 805, Business Combination (“ASC 805”).  The purchase price consisted of an initial cash payment of $100,000, followed by three annual cash installment payments, based on revenue performance in South Korea.  The terms of the acquisition agreement provide for additional consideration to be paid by the Company in each of the following three years, if the acquired company’s revenues exceed certain targeted levels each of these years.  The amount is calculated as the lesser of a percentage of the revenue generated or a fixed amount for each year, based on the terms of the agreement.

Based on these terms, the minimum additional cash payment is zero if none of the minimum revenue targets are met, and the maximum additional payment is $1.1 million.  For the three months ended March 31, 2012 and 2011, we made no additional payments in accordance with the terms of the purchase.

See table below for a summary of the opening balances to the closing balances of the contingent purchase consideration (in thousands):

	As of March 31,
	2012	2011

Contingent purchase price accrual, beginning of period	$300	$573
Minimum revenue target met, increase in contingent liability charged to expense in the period	—	—

Payment of contingent purchase liability	—	—

Contingent purchase price accrual, end of period	$300	$573

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of our acquisition of SGLC in 2009 (in thousands):

	Fair Value as of March 31, 2012 using:				Fair Value as of March 31, 2011 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	March 31,	Assets	Observable Inputs	Inputs	March 31,	Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$6,404	$6,404	$—	$—	$8,217	$8,217	$—	$—
Total	$6,404	$6,404	$—	$—	$8,217	$8,217	$—	$—
Liabilities:
Contingent purchase price accrual	$300	$—	$—	$300	$573	$—	$—	$573
Total	$300	$—	$—	$300	$573	$—	$—	$573

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

Stock Options

During the three months ended March 31, 2012, 422,342 stock options were granted at a weighted average exercise price of $8.89 per share. The aggregate grant date fair value of options issued during the period was $3.8 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period.  During the three months ended March 31, 2011, 89,935 stock options were granted at a weighted average exercise price of $19.80 per share.  During the three months ended March 31, 2012 and 2011, zero and 5,062 stock options were exercised, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was approximately zero and $66,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2012 and 2011, the fair value of options granted was calculated using the following assumptions:

Three Months Ended
March 31,
	2012	2011

Expected stock price volatility	65.0% - 65.2%	57.1% - 57.3%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	0.79% - 0.88%	1.96% - 2.35%

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

Restricted Stock

During the three months ended March 31, 2012, 493,451 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $3.8 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period.  The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant. During the three months ended March 31, 2011, 38,708 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $0.8 million.

Restricted Stock Units

During the three months ended March 31, 2012, 5,422 restricted stock units were granted.  The aggregate grant date fair value of the awards was $47,497, which will be recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.  During the three months ended March 31, 2011, no restricted stock units were granted.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011

Cost of Revenue	$76	$11
Sales and marketing	245	246
Research & development	361	328
General and administrative	953	852
Total	$1,635	$1,437

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

	Three Months Ended
	March 31,
	2012	2011

Net Loss	$(1,903)	$(9,281)
Foreign currency translation gain	298	275
Unrealized gain (loss) on available-for-sale securities	4	(13)
Total comprehensive loss	$(1,601)	$(9,019)

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising expenses for the three months ended March 31, 2012 and 2011 were $16.9 million and $16.4 million, respectively.

Recently Issued Accounting Standards

Accounting Standards Update No. 2011-05—Comprehensive Income (Topic 220). Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, thus the adoption of such standard did not have a material impact on the Company’s reported results of operations and financial position.

In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011.  Early adoption is permitted.  The objective of this standard is to simplify how an entity tests goodwill for impairment.  The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test.  Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit.  The Company adopted this guidance beginning in fiscal year 2012, and the adoption of such guidance did not have a material impact on the Company’s reported results of operations or financial position.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except per share amounts)
Numerator:
Net Loss	$(1,903)	$(9,281)
Denominator:
Weighted average number of common shares:
Basic	20,942	20,675
Diluted	20,942	20,675
Loss per common share:
Basic	$(0.09)	$(0.45)
Diluted	$(0.09)	$(0.45)

For the three months ended March 31, 2012 and 2011, the following common stock equivalent shares were included in the calculation of the Company’s diluted net income per share (in thousands):

Three Months Ended
March 31,
	2012	2011
Equity Instruments:
Restricted common stock units	—	—
Restricted common stock	—	—
Stock options	—	—
Total common stock equivalent shares	—	—

For the three months ended March 31, 2012, outstanding stock options, restricted stock units and restricted stock of 303,000, 42,000 and 61,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the three months ended March 31, 2011, outstanding stock options, restricted stock units and restricted stock of 2.1 million, 22,000 and 322,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

4. INVENTORY

Inventory consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$4,250	$2,458
Finished goods	3,190	4,265
Total inventory	$7,440	$6,723

5. GOODWILL

The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other (“ASC 350”) or more frequently, if impairment indicators arise. The Company reports its results in two reportable segments, which resulted in two reporting units for goodwill impairment purposes—Consumer and Institutional. The Company’s annual testing resulted in no impairments of goodwill since the dates of acquisition.

The following table represents the balance and changes in goodwill, by reporting unit, for the three months ended March 31, 2012 (in thousands):

	Consumer	Institutional
	Operating	Operating
	Segment	Segment	Total

Balance as of December 31, 2011	$15,679	$19,162	$34,841
Effect of change in foreign currency rate	6	9	15
Balance as of March 31, 2012	$15,685	$19,171	$34,856

6. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$10,608	$—	$10,608	$10,608	$—	$10,608
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,844	(10,844)	—	10,842	(10,842)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(53)	247	300	(43)	257
Total	$24,217	$(13,362)	$10,855	$24,215	$(13,350)	$10,865

Amortization of intangible assets for the three months ended March 31, 2012 and 2011 totaled $10,000 and $23,000, respectively. For the three months ended March 31, 2012 and 2011, $10,000 and $10,000 was included in research and development expense and zero and $13,000 was included in sales and marketing expense, respectively.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2012 and years thereafter (in thousands):

2012—remaining	$30
2013	40
2014	40
2015	40
2016	40
Thereafter	57
Total	$247

In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three months ended March 31, 2012 or March 31, 2011.

7. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	March 31,	December 31,
	2012	2011
Marketing expenses	$9,100	$12,726
Professional and consulting fees	3,579	3,322
Sales return reserve	6,383	9,931
Taxes payable	1,815	2,413
Other	6,382	6,519
	$27,259	$34,911

8. INCOME TAXES

In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three month period ended March 31, 2012 is based on the estimated annual effective tax rate for fiscal year 2012. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

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

The Company is currently under income tax audit in various foreign jurisdictions for tax years 2008, 2009 and 2010. Although the Company has not received a formal assessment the Company believes it has provided adequate reserves related to all matters in the tax periods open to examination.  During the quarter ended March 31, 2012, the Internal Revenue Service concluded the audit of the company’s 2008 tax return and accepted the return as filed, a “no change” audit.

Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

As of March 31, 2012, we had $1,759,000 of unrecognized tax benefits, of which $485,000 if recognized, would affect our effective tax rate. As of December 31, 2011, we had $165,000 of unrecognized tax benefits which, if recognized, would affect our effective tax rate.  These liabilities for unrecognized tax benefits are included in “Other Long Term Liabilities” with an offset in “Other Long Term Assets.”  Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision, which were zero at the adoption date, and are approximately $237,000 as of the three months ended March 31, 2012.

Despite generating taxable income each year since becoming a C-corporation for income tax purposes in 2006, the U.S. operations of the Company incurred a loss in 2011.  As a result of the loss, the Company is required to evaluate the need for a valuation allowance on its U.S. deferred income tax assets.  The analysis of the need for a valuation allowance on U.S. deferred tax assets recognizes that while the Company has not incurred a cumulative loss over the evaluation period, after adjusting for nonrecurring expenses related to our initial public offering in 2009, a loss was incurred in the most recent year.  Based on the evaluation and forecasted performance, the Company believes its U.S. deferred tax assets are more likely than not recoverable.

At March 31, 2012 and December 31, 2011, the Company’s net deferred tax asset was $20.2 million and $19.0 million, respectively.  Based on the assessment, it appears more likely than not that the net deferred tax assets will be realized through future taxable earnings.  If future results fail to provide objectively verifiable evidence to support the realization of the deferred tax assets, a valuation allowance may be required to reduce the deferred tax assets to their expected net realizable value.  The Company will continue to assess the need for a valuation allowance in the future.

9. STOCK PLANS

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

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants.  At March 31, 2012 there were 586,727 shares available for future grant under the 2009 Plan.

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

Stock Options

The following table summarized the Company’s stock option activity from January 1, 2012 to March 31, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value
Options Outstanding, January 1, 2012	2,223,749	$13.29	7.14	$2,288,131
Options granted	422,342	8.89
Options exercised	—	—
Options cancelled	(23,102)	16.42
Options Outstanding,March 31, 2012	2,622,989	12.55	7.34	4,839,459
Vested and expected to vest at March 31, 2012	2,400,050	12.59	7.16	4,647,468
Exercisable at March 31, 2012	1,253,660	10.79	5.65	3,994,932

As of March 31, 2012, there was approximately $8.8 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.99 years.

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

Restricted Stock Awards

During the three months ended March 31, 2012, 493,451 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $3.8 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the three months ended March 31, 2012, 10,834 shares of restricted stock were forfeited.  As of March 31, 2012, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $6.9 million and is expected to be recognized over a period of 2.48 years.

The following table summarized the Company’s restricted stock award activity from January 1, 2012 to March 31, 2012:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Nonvested Awards, January 1, 2012	323,010	$18.22	$5,885,242
Awards granted	493,451	7.76
Awards vested	(17,894)	23.67
Awards cancelled	(10,834)	17.42
Nonvested Awards, March 31, 2012	787,733	11.56	$9,106,193

Restricted Stock Units

During the three months ended March 31, 2012, 5,422 restricted stock units were granted.  The aggregate grant date fair value of the awards was $47,497, which was recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

10. STOCKHOLDERS’ EQUITY

At March 31, 2012, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.  At March 31, 2012, the Company had shares of common stock issued and outstanding of 21,746,787.

11. COMMITMENTS AND CONTINGENCIES

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

The following table summarizes future minimum operating lease payments for the remaining nine months of 2012 and the years thereafter (in thousands):

Periods Ending December 31,
2012-remaining	$4,374
2013	4,236
2014	1,766
2015	375
$10,751

Rent expense was $2.7 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively.

The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $469,000 at March 31, 2012. The deferred rent asset was $31,000 at March 31, 2012. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Litigation

In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. The Company appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On April 9, 2012, the appellate court reversed the District Court’s grant of summary judgment in Google’s favor and remanded the case to the District Court for further consideration.  The Company has incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

On or about April 28, 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company’s violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. In November 2011, the plaintiffs’ attorneys and the Company agreed to the mediator’s proposed settlement terms, and as a result, as of September 30, 2011, the Company reserved $0.6 million for the proposed settlement amount. Approval of the proposed settlement by the court is pending. The Company disputes the plaintiffs’ claims and it has not admitted any wrongdoing with respect to the case.

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. Langenscheidt is seeking, among other things, to enjoin Rosetta Stone GmbH from using the color yellow in Germany, a declaratory judgment that Rosetta Stone GmbH is liable for damages based on our activities in Germany, and the award of costs and attorneys’ fees associated with the legal proceeding. A hearing was held on October 27, 2011 and the presiding judge indicated his opinion that Rosetta Stone GmbH has infringed on Langenscheidt’s German trademark. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The decision is immediately enforceable upon Langenscheidt posting of a bond. To date, Langenscheidt has not posted a bond. It is required in this jurisdiction for a plaintiff to post a bond in order for a decision to be immediately enforced because if the decision were reversed upon appeal, the defendant would be awarded the bond amount for costs and damages incurred. Langenscheidt has not yet pled the amount of its damages and the court has not yet made any determination as to the amount of damages. The Company intends to vigorously defend this matter and have filed a notice of appeal with the Court of Appeals in Cologne. In addition, the Company commenced a separate proceeding directed at the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. However, the range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims.

From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.

12. SEGMENT INFORMATION

Beginning in 2011, the company was managed in two operating segments—Consumer and Institutional. These segments also represent our reportable segments. Management, including the chief operating decision maker, began to measure the performance of our operating segments in the first quarter of 2011 based upon operating segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, and stock-based compensation. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.

With the exception of goodwill, we do not identify or allocate our assets by operating segment. Consequently, we do not present assets or liabilities by operating segment.

Operating results by segment for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Consumer	$55,288	$42,662
Institutional	14,161	14,316
Total Revenue	$69,449	$56,978

Segment contribution:
Consumer	$23,516	$9,863
Institutional	7,148	9,270
Total segment contribution	30,664	19,133
Unallocated expenses, net:
Amortization of acquired intangibles	10	10
Stock-based compensation	1,495	1,299
Unallocated cost of sales	6,685	5,220
Unallocated sales and marketing	6,392	6,313
Unallocated research and development	5,902	6,146
Unallocated general and administrative	12,539	13,741
Total unallocated expenses, net	33,023	32,729
Operating income (loss)	(2,359)	(13,596)
Other income (expense), net	(286)	79
Income (loss) before provision for income taxes	$(2,645)	$(13,517)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase our products. The geographic locations of distributors and resellers who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
United States	$54,914	$41,271
International	14,535	15,707
Total Revenue	$69,449	$56,978

The information below summarizes long-lived assets by geographic area for the three months ended March 31, 2012 and 2011(in thousands):

	Three Months Ended
	March 31,
	2012	2011
United States	$17,643	$19,683
International	2,070	2,257
Total	$19,713	$21,940

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward- looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Unless the context otherwise requires, references in this Report to “we”, “us” or “our” shall mean the Company.

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

The strength and breadth of our solutions have allowed us to develop a business model that we believe distinguishes us from other language-learning companies. Our scalable technology platform and our proprietary content can be deployed across many languages, which have enabled us to cost-effectively develop a broad product portfolio. We have a multi-channel marketing and distribution strategy that directly targets customers, utilizing print, online, television and radio advertising, public relations initiatives and our branded kiosks. Approximately 86% of our revenue for the year ended December 31, 2011 was generated through our direct sales channels, which include our call centers, websites, institutional sales force and kiosks. We also distribute our solutions through select retailers such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco in the U.S., as well as select third party retailers in our international locations.

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

•                  our relationships with retailers;

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

On February 22, 2012, our board of directors promoted chief financial officer Stephen M. Swad, to president and chief executive officer (“CEO”). As our CEO assumes his new role, he is conducting an assessment of the company’s critical areas over the coming months. The primary areas of focus will be:

1.                                       further stabilizing and optimizing the U.S. Consumer market;

2.                                       regaining positive momentum in Asia;

3.                                       taking steps to improve margins across all of our businesses, both in the U.S. and internationally; and

4.                                       examining and evaluating ways to grow our institutional business.

As part of this review, we are looking at eliminating marketing investments that have low expected yields and better leveraging our worldwide general and administrative expenses. As this process evolves, we may record one-time expenses associated with transition to our new strategy.

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

We sell our solutions directly to individuals, educational institutions, corporations, government agencies and armed forces. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we own, as well as through select retailers. The majority of our consumer customers purchase our packaged software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different

Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2011 accounted for 32% of our annual revenue in 2011. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue, however government budget reductions may negatively affect future revenue.

Cost of Product and Subscription and Service Revenue

Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. We believe cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We believe cost of revenue will also increase as a percentage of revenue in future periods as a result of our launch of Rosetta Stone Version 4 TOTALe, which includes services that have higher direct costs to deliver to customers than prior versions of our product.

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

Sales and Marketing.  Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea, in 2010 we established our presence in Germany, and in 2011 we established offices in Brazil and China. In each case we established local sales offices, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within some of these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As a result, we expect sales and marketing expenses to continue to increase in future periods.

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

General and Administrative.  General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. In 2012, there have been and we expect that there will continue to be increases to certain general and administrative expenses to support our expansion into new international markets. However, we also are taking steps to reduce certain general and administrative expenses as we realign our resources with our business priorities.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest expense is primarily related to our short-term investment account as well as interest related to our capital leases. Interest income represents interest received on our cash and cash equivalents.

Income Tax Expense (Benefit)

For the three months ended March 31, 2012, our worldwide effective tax rate was approximately 28%. For the year ended December 31, 2011, our effective tax rate was approximately 29%.  The effective rate includes federal, state and international components. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates. We expect our worldwide rate to be approximately 35-42% in 2012, and 28-35% in subsequent years assuming no general change in federal, state or foreign income tax rates applicable to companies such as ours.

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

We have identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the packaged software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. We allocate revenue between these two deliverables using the residual method based on the existence of VSOE. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

Goodwill

In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. Beginning in 2011, we began reporting our results in two reporting units—Consumer and Institutional. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the first step or the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, including goodwill. The second step measures the amount of impairment loss, if any. As of the last annual testing date, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor are the reporting units at risk of failing step one of the goodwill impairment test.  If in the fourth quarter or any subsequent quarter, we identify events or changes in circumstances that could impact the fair value of our reporting units (e.g. dramatic decrease in our stock price), we will evaluate if impairment exists at that time.

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 14, 2012.

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

•                          Goodwill

•                          Other Intangible Assets

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended
	March 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$47,530	$42,303	$5,227	12.4%
Subscription and service	21,919	14,675	7,244	49.4%
Total revenue	69,449	56,978	12,471	21.9%

Cost of revenue
Cost of product revenue	9,108	8,795	313	3.6%
Cost of subscription and service revenue	4,366	2,667	1,699	63.7%
Total cost of revenue	13,474	11,462	2,012	17.6%

Gross margin	55,975	45,516	10,459	23.0%

Operating Expenses:
Sales and marketing	38,404	37,820	584	1.5%
Research and development	6,273	6,484	(211)	-3.3%
General and administrative	13,657	14,808	(1,151)	-7.8%
Total operating expenses	58,334	59,112	(778)	-1.3%

Loss from operations	(2,359)	(13,596)	11,237	-82.6%

Other income and expense:
Interest income	78	80	(2)	-2.5%
Interest expense	—	(3)	3	-100.0%
Other (expense) income	(364)	2	(366)	-18300.0%
Total interest and other income (expense), net	(286)	79	(365)	-462.0%

Loss before income taxes	(2,645)	(13,517)	10,872	-80.4%
Income tax benefit	(742)	(4,236)	3,494	-82.5%
Net loss	$(1,903)	$(9,281)	$7,378	-79.5%

Comparison of the three months ended March 31, 2012 and the three months ended March 31, 2011

Our revenue increased to $69.5 million for the three months ended March 31, 2012 from $57.0 million for the three months ended March 31, 2011. The increase in revenue was primarily due to growth in the U.S. market of $13.6 million, partially offset by a $1.2 million decrease in international revenue over the prior year period.  The consumer average revenue per unit decreased from $374 to $290, resulting in a $16.0 million decrease in revenue, which was offset by an increase in consumer units sold from 114,200 to 190,800, or 67%, during the three months ended March 31, 2012, compared to the prior year period, resulting in a $28.6 million increase in revenue.  The decrease in revenue per unit was the result of lower prices across all channels in the U.S. market.  Bookings, calculated as revenue plus the change in deferred revenue, increased to $65.3 million for the three months ended March 31, 2012 from $55.6 million for the three months ended March 31, 2011.  The increase in bookings was due to a $9.5 million increase in consumer net bookings, primarily in the U.S., and a $0.2 million increase in institutional net bookings.

We reported an operating loss of $2.4 million during the three months ended March 31, 2012 compared to an operating loss of $13.6 million during the three months ended March 31, 2011. The decrease in operating loss was primarily due to an increase in gross profit of $10.5 million as a result of increased revenue primarily in the U.S., as well as a decrease in operating expenses of $0.8 million.  The decrease in operating expenses was primarily related to a decrease of $2.7 million in kiosk related expenses as the number of worldwide kiosks decreased from 237 as of March 31, 2011 to 102 as of March 31, 2012, offset by a $0.4 million increase in personnel-related costs, primarily related to increased headcount in content personnel to continue the expansion of our ReFLEX product, $0.2 million increase in payment processing fees as a result of increased revenue over the prior year period, $0.5 million in increased media and marketing activities related to U.S. remarketing campaign, $0.2 million increase in professional services and a $0.3 million increase in depreciation and amortization expenses incurred to support our international expansion.

As of March 31, 2012 and March 31, 2011 we employed approximately 1,700 and 1,900 personnel, respectively, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$36,839	53.0%	$31,856	55.9%	$4,983	15.6%
Kiosk	6,483	9.3%	7,312	12.8%	(829)	-11.3%
Retail	10,999	15.8%	2,585	4.5%	8,414	325.5%
Homeschool	967	1.4%	909	1.6%	58	6.4%
Total consumer revenue	55,288	79.6%	42,662	74.9%	12,626	29.6%
Institutional	14,161	20.4%	14,316	25.1%	(155)	-1.1%
Total Revenue	$69,449	100.0%	$56,978	100.0%	$12,471	21.9%

Consumer Segment

Consumer revenue was $55.3 million for the three months ended March 31, 2012, an increase of $12.6 million, or 30%, from the three months ended March 31, 2011.  The number of consumer units sold increased from 114,200 to 190,800, resulting in a $28.6 million increase in revenue, which was partially offset by a decrease in consumer average revenue per unit from $374 to $290 during the three months ended March 31, 2012, compared to the prior period, resulting in a $16.0 million decrease in revenue. The decrease in average revenue per unit was the result of our ongoing price testing across all channels in the U.S. market. Consumer bookings, calculated as revenue plus the change in deferred revenue, increased to $54.3 million for the three months ended March 31, 2012 from $44.8 million for the year ended March 31, 2011. The increase in bookings was due to higher unit volumes offset by lower average selling price per unit in the United States.

There was a $3.2 million decrease in consumer deferred revenue during the three months ended March 31, 2012 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

Product revenue represented 81% of total consumer revenue for the three months ended March 31, 2012, with the remaining balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 25% of the revenue of each of these bundled sales. We recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

We are currently testing different price points for our online products. If we fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as customer payments and revenues would be spread over the subscription period.

Direct-to-Consumer

Direct-to-consumer revenue was $36.8 million for the three months ended March 31, 2012, an increase of $5.0 million, or 16%, from the three months ended March 31, 2011. The increase in direct-to-consumer revenue was driven by $6.5 million in growth in our U.S. direct-to-consumer business, offset by a $1.5 million decrease in our international direct-to-consumer markets. The worldwide average revenue per unit decreased 30% during the three months ended March 31, 2012 compared to the prior year period, resulting in a $16.0 million decrease in revenue. The number of units sold increased 66% during the three months ended March 31, 2012 compared to the prior year period, resulting in a $21.0 million increase in revenue. There was a $1.5 million decrease in direct-to-consumer deferred revenue during the three months ended March 31, 2012 compared to the prior year period, which was primarily related to revenue recognized for Version 4 TOTALe online services.

During the fourth quarter of 2011 and first quarter of 2012, we experienced softness in the direct-to-consumer channel in Japan and we are working to improve our messaging and performance.

Kiosk

Kiosk revenue was $6.5 million for the three months ended March 31, 2012, a decrease of $0.8 million, or 11%, from the three months ended March 31, 2011. The number of worldwide kiosks decreased 57% from 237 as of March 31, 2011 to 102 as of March 31, 2012. The number of units sold decreased 5% during the three months ended March 31, 2012 compared to the prior year period, resulting in a $0.4 million decrease in revenue, primarily related to the decrease in kiosks. The worldwide average revenue per unit decreased 6% as a result of changes to the pricing of our products in the U.S. market, resulting in a $0.4 million decrease in revenue. There was a $0.7 million decrease in kiosk deferred revenue during the three months ended March 31, 2012 compared to the prior year period, primarily related to revenue recognized for Version 4 TOTALe online services. During 2012, we plan to continue to reduce the size of our worldwide kiosk program, in addition to continually reviewing the performance of remaining kiosk locations.

Retail

Retail revenue was $11.0 million for the year ended March 31, 2012, an increase of $8.4 million or 326% from the three months ended March 31, 2011.  The worldwide average revenue per unit increased 72% during the three months ended March 31, 2012, compared to the prior year period, resulting in a $4.6 million increase in revenue. The primary driver of the increase related to a $3.1 million reserve recorded during the three months ended March 31, 2011 for price protection offered to certain resellers as we prepared to implement price changes across all sales verticals in the U.S. market.  The number of units sold increased 148% during the three months ended March 31, 2012, resulting in a $3.8 million increase in revenue, compared to the prior year period.  This increase was driven by lower prices across the U.S. market during the three months ended March 31, 2012, compared to the prior year period.  Additionally, we experienced a larger volume of restocking orders during the three months ended March 31, 2012, compared to the prior year period.

We are actively working to reduce our business and financial exposures in our retail business by working with key retailers on potential modifications in our business relationship. We are considering, among other changes, changes to credit limits, payment terms, SKU reduction, store reduction or a change from terms to consignment. Discussions are ongoing and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate impact, however a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. Alternatively, a change from terms to consignment could result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. In addition, if the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash.

The majority of our sales in our Korean subsidiary are generated by sales on home shopping television networks. During the fourth quarter of 2011 and first quarter of 2012, sales of most educational products on home shopping networks were down, including our products. We are working on changes to our go to market strategy, including changes in price and messaging to improve sales in this important channel, however we expect these trends to continue during 2012.

Home School

Home school revenue was $1.0 million for the three months ended March 31, 2012, an increase of $0.1 million from the three months ended March 31, 2011. The average revenue per unit decreased 22% as a result of changes to the pricing of our products in the U.S. market, compared to the prior year period, resulting in a $0.3 million decrease in revenue, which was offset by a 37% increase in units sold in 2012, compared to the prior year period, resulting in a $0.3 million increase in revenue.

Institutional Segment

Institutional revenue was $14.2 million for the three months ended March 31, 2012, a decrease of $0.2 million, or 1%, compared to the three months ended March 31, 2011.  We had a $1.0 million increase in education revenue and a $1.1 million increase in corporate and non-profit revenue in 2012, compared to the prior year period due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. These increases were offset by a $2.2 million decrease in governmental revenues, primarily as a result of government budget cuts including the non-renewal of the U.S. Army and U.S. Marines Corps contracts.

Institutional bookings, calculated as revenue plus the change in deferred revenue, increased to $11.0 million for the three months ended March 31, 2012 from $10.8 million for the three months ended March 31, 2011. The increase in bookings was due to a $0.8 million increase in corporate and non-profit bookings and a $0.5 million increase in government bookings in the three months ended March 31, 2012, compared to the prior year period, offset by a $1.0 million decrease in education bookings.  We have recently added sales representatives to this group to allow greater focus by senior sales executives on regaining some of our key government and armed forces relationships.

Product revenue represented 18% of total institutional revenue for the three months ended March 31, 2012, and subscription and service revenue represented 82% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Product revenue	$47,530	68.4%	$42,303	74.2%	$5,227	12.4%
Subscription and service revenue	21,919	31.6%	14,675	25.8%	7,244	49.4%
Total revenue	69,449	100.0%	56,978	100.0%	12,471	21.9%

Product Revenue

Product revenue increased $5.2 million to $47.5 million during the three months ended March 31, 2012 from $42.3 million during the three months ended March 31, 2011. Consumer product revenue increased $6.0 million, primarily as a result of increased strength in U.S. consumer sales.  Institutional product revenues decreased $0.7 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

Subscription and service revenue increased 49%, or $7.2 million, to $21.9 million for the three months ended March 31, 2012, from $14.7 million during the three months ended March 31, 2011.  The increase in subscription and service revenues was due to a $6.6 million increase in consumer online subscription and service revenue related to sales of Version 4 TOTALe.

At the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010, we began bundling time-based subscription licenses of our web-based TOTALe Studio and Rosetta World services with perpetual licenses of Rosetta Course, the product feature which previously comprised our Rosetta Stone Version 3 language-learning solutions. Approximately 10-25% of each of these bundled sales is allocated to online services.  Institutional subscription and service revenue increased $0.6 million related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$47,530	$42,303	$5,227	12.4%
Subscription and service	21,919	14,675	7,244	49.4%
Total revenue	69,449	56,978	12,471	21.9%

Cost of revenue
Cost of product revenue	9,108	8,795	313	3.6%
Cost of subscription and service revenue	4,366	2,667	1,699	63.7%
Total cost of revenue	13,474	11,462	2,012	17.6%

Gross profit	$55,975	$45,516	$10,459	23.0%

Gross margin percentages	80.6%	79.9%	0.7%

Cost of Product Revenue

Cost of product revenue for the three months ended March 31, 2012 was $9.1 million, an increase of $0.3 million, or 4%, from the three months ended March 31, 2011. As a percentage of product revenue, cost of product revenue decreased to 19% for the three months ended March 31, 2012 compared to 21% for the prior year period. The dollar increase in cost was primarily attributable to a $0.4 million increase in expense associated with product support activities, a $0.5 million increase in freight, $0.2 million increase in communications, and $0.1 million increase in payment processing fees related to the increase in revenue over the prior year period.  This increase was partially offset by a $0.6 million decrease in inventory obsolescence and scrap associated with the international Version 4 TOTALe launches as well as a $0.2 million decrease in costs related to our 2012 standard cost revaluation of our raw materials. We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as the cost of producing and shipping CD’s would decline. However, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended March 31, 2012 was $4.4 million, an increase of $1.7 million, or 64% from the three months ended March 31, 2011. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 20% for the three months ended March 31, 2012 compared to 18% for the prior year period. The increase in cost was primarily attributable to our web-based service offerings in our Version 4 TOTALe and ReFLEX products that include a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. This increase in costs includes $1.4 million increase in product support activities including personnel-related costs and third-party expenses for coaches, product support, and success agents, $0.1 million increase in training for coaches and costs associated with the new Germany website platform, as well as a $0.1 million increase in communication expenses as a result of increased revenue.  We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX solutions in our international markets.

Operating Expenses

	Three months ended
	March 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Sales and marketing	38,404	$37,820	$584	1.5%
Research and development	6,273	6,484	(211)	-3.3%
General and administrative	13,657	14,808	(1,151)	-7.8%
Total operating expenses	$58,334	$59,112	$(778)	-1.3%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2012 were $38.4 million, an increase of $0.6 million, or 2%, from the three months ended March 31, 2011. As a percentage of total revenue, sales and marketing expenses were 55% for the three months ended March 31, 2012, compared to 66% for the three months ended March 31, 2011. The dollar increase in sales and marketing expenses were primarily attributable to the continued expansion of our direct marketing activities in the U.S. and international markets.  Professional services increased $1.3 million, of which approximately $1.0 million related to an information technology reorganization and approximately $0.3 million related to the visual design of our new German website.  Media and marketing activities grew by $0.5 million, primarily related to an increase in radio advertising and our remarketing strategy in the U.S.  Personnel-related costs as a result of growth in our institutional sales channel, web engineering, and marketing and sales support activities increased by $1.1 million over the prior year period.  Additionally, depreciation and amortization increased $0.2 million due to increased capitalized software costs in 2011.  These costs were partially offset by a decrease of $2.7 million in kiosk-related expenses, including rent and personnel costs as the number of worldwide kiosks decreased from 237 as of March 31, 2011 to 102 as of March 31, 2012. We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of the kiosk, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses were $6.3 million for the three months ended March 31, 2012, a decrease of $0.2 million, or 3%, from the three months ended March 31, 2011. As a percentage of revenue, research and development expenses decreased to 9% for the three months ended March 31, 2012 compared to 11% for the three months ended March 31, 2011. The dollar and percentage decreases were primarily attributable to a $0.3 million decrease in consulting expenses related to a Chinese and Russian voicing project in the first quarter of 2011, as well as a $0.2 million decrease in travel other expenses related to the production of our ReFLEX product in the first quarter of 2011.  These expenses were partially offset by a $0.4 million increase in personnel costs associated with the development of our ReFLEX product.  We expect research and development expenses to remain flat in 2012 as we improve our TOTALe product and invest in our product platform enabling improved online learning, and optimize our English remediation solution for our Asian markets, as well as invest in digital platforms such as the iPad, and support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $13.7 million, a decrease of $1.2 million, or 8%, from the three months ended March 31, 2011.  As a percentage of revenue, general and administrative expenses decreased to 20% for the three months ended March 31, 2012 compared to 26% for the quarter ended March 31, 2011. The dollar and percentage decreases were primarily attributable to a decrease in professional services of $0.8 million related to an information technology reorganization and a decrease of $0.2 million related to a decrease in hardware and software upgrades, hosting, and telephone expenses, compared to the prior year period. During 2012, we plan on taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.

Interest and Other Income (Expense)

	Three months ended
	March 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Interest Income	$78	$80	$(2)	-2.5%
Interest Expense	—	(3)	3	-100.0%
Other Income (Expense)	(364)	2	(366)	18300.0%
Total other income (expense)	$(286)	$79	$(365)	462.0%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended March 31, 2012 was $78,000, a decrease of $2,000, or 3%, from the three months ended March 31, 2011.

Interest expense is primarily related to our short-term investment account as well as interest related to our capital leases. Interest expense for the three months ended March 31, 2012 was $200, a decrease of $3,000 or 100%, from the three months ended March 31, 2011. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other expense for the three months ended March 31, 2012 was $364,000 a decrease of $366,000 from the three months ended March 31, 2011. The decrease was primarily due to foreign exchange losses.

Income Tax Benefit

	Three months ended
	March 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Income tax benefit	$(742)	$(4,236)	$3,494	-82.5%

Income tax benefit for the three months ended March 31, 2012 was $0.7 million, compared to $4.2 million for the three months ended March 31, 2011. The change was the result of an increase of $10.9 million in pre-tax income for the three months ended March 31, 2012 and an increase in our effective tax rate. Our effective tax rate was 28% for the three months ended March 31, 2012 compared to 31% for the three months ended March 31, 2011.

At March 31, 2012 and December 31, 2011, our net deferred tax assets were $20.2 million and $19.0 million, respectively.  Based on our evaluation of past and future performance, we believe it is more likely than not that the net deferred tax asset will be realized through future taxable income.  If future results fail to provide objective and verifiable evidence to support the realization of the deferred tax asset, a valuation allowance may be required to reduce the deferred tax assets to their expected net realizable value.    During 2012, we will continue to assess the need for a valuation allowance.

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

Cash Flow Analysis

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2012 compared to $0.9 million for the three months ended March 31, 2011, an increase of $1.8 million. Net cash provided by operating activities was primarily the result of the reduction in net losses as adjusted for depreciation, amortization and stock compensation expense and collection of accounts receivable, offset in part by decreases in net liabilities. The net loss totaled $1.9 million for the three months ended March 31, 2012 compared to net loss of $9.3 million for the three months ended March 31, 2011.  For the three months ended March 31, 2012, we incurred depreciation, amortization and stock compensation expense in the amount of $4.1 million, compared to $3.6 million for the three months ended March 31, 2011. Accounts receivable decreased by $17.6 million for the three months ended March 31, 2012, the result of continued collection efforts compared to a decrease of $18.3 million for the three months ended March 31, 2011.  Accounts Payable decreased by $0.6 million for the three months ended March 31, 2012 primarily the result of more efficient cash management and the timing of cash expenditures compared to a decrease of $1.0 million for the three months ended March 31, 2011.  This decrease was partially offset by an increase in income tax receivable of $1.2 million.  In the future, our cash flow management may not be successful in extending the timing of payments to vendors, which would then cause this cash flow benefit to reverse. If our efforts to reposition the U.S. consumer business are not successful, we would anticipate our cash flow from operations to decline for the remainder of 2012.  The total amount of cash that was held by foreign subsidiaries as of March 31, 2012 was $15.4 million.  If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities was $2.3 million for the three months ended March 31, 2012, compared to net cash used of $4.5 million for the three months ended March 31, 2011, an increase of $6.8 million. The increase in cash provided by investing activities was primarily driven by a reduction in capital expenditures and the timing of purchases and sales of short-term investments.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities was $2,000 for the three months ended March 31, 2012 compared to net cash provided by financing activities of $55,000 for the three months ended March 31, 2011.  Net cash used in financing activities during the three months ended March 31, 2012 related directly to payments under capital leases.  We had no proceeds from the exercise of stock options in the three months ended March 31, 2012.

We believe our current cash and cash equivalents, short term investments and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through the foreseeable future, including at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Operating lease obligations	$10,751	$5,552	$5,069	$130	$—
Total	$10,751	$5,552	$5,069	$130	$—

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2012 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On April 9, 2012, the appellate court reversed the District Court’s grant of summary judgment in Google’s favor and remanded the case to the District Court for further consideration. We have incurred, and may continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

On or about April 28, 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011. In November 2011, we and the plaintiffs’ attorneys agreed to the mediator’s proposed settlement terms, and as a result, as of September 30, 2011, we reserved $0.6 million for the proposed settlement amount. Approval of the proposed settlement by the court is pending. We dispute the plaintiffs’ claims and have not admitted any wrongdoing with respect to the case.

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. Langenscheidt is seeking, among other things, to enjoin Rosetta Stone GmbH from using the color yellow in Germany, a declaratory judgment that Rosetta Stone GmbH is liable for damages based on our activities in Germany, and the award of costs and attorneys’ fees associated with the legal proceeding. A hearing was held on October 27, 2011 and the presiding judge indicated his opinion that Rosetta Stone GmbH has infringed on Langenscheidt’s German trademark. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The decision is immediately enforceable upon Langenscheidt posting of a bond. To date, Langenscheidt has not posted a bond. It is required in this jurisdiction for a plaintiff to post a bond in order for a decision to be immediately enforced because if the decision were reversed upon appeal, the defendant would be awarded the bond amount for costs and damages incurred. Langenscheidt has not yet pled the amount of its damages and the court has not yet made any determination as to the amount of damages. We intend to vigorously defend this matter and have filed a notice of appeal with the Court of Appeals in Cologne. In addition, we commenced a separate proceeding directed at the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. However, the range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims.

From time to time, we have been subject to various claims and legal actions in the ordinary course of its business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material impact on our business, financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K filed on March 14, 2012 with the U.S. Securities and Exchange Commission for the period ended December 31, 2011. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.3(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1(2)	Form of Award Letter 2012 Rosetta Stone Special Retention Award Program.
10.2(3)	Second Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of February 22, 2012.
10.3(3)	Amended Employee Form of Option Award Agreement Under 2009 Plan effective for awards after March 1, 2012.
10.4(3)	Amended Employee Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after March 1, 2012.
10.5(4)	Executive Employment Agreement between Rosetta Stone Ltd. and Thomas Pierno effective as of May 2, 2012.
31.1*

Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)                                  Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K filed on January 11, 2012.

(3)                                  Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(4)                                  Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K filed on May 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ STEPHEN M. SWAD

Stephen M. Swad Chief Executive Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)

Date: May 9, 2012