Form 10-Q
period 2012-06-30
ROSETTA STONE INC
filed 2012-08-09
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 1-34283

ROSETTA STONE INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	043837082 (I.R.S. Employer Identification No.)

1919 North Lynn St., 7th Fl.
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

As of July 31, 2012, 21,025,376 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,774	$106,516
Restricted cash	46	74
Short term investments	1,600	9,711
Accounts receivable (net of allowance for doubtful accounts of $1,043 and $1,951, respectively)	35,088	51,997
Inventory, net	6,238	6,723
Prepaid expenses and other current assets	6,425	7,081
Income tax receivable	10,151	7,678
Deferred income taxes	12,169	10,985
Total current assets	190,491	200,765
Property and equipment, net	17,936	20,869
Goodwill	34,849	34,841
Intangible assets, net	10,845	10,865
Deferred income taxes	7,913	8,038
Other assets	2,840	1,803
Total assets	$264,874	$277,181
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,434	$7,291
Accrued compensation	13,467	11,703
Other current liabilities	26,971	34,911
Deferred revenue	46,012	49,375
Total current liabilities	90,884	103,280
Deferred revenue	3,931	2,520
Other long-term liabilities	1,826	176
Total liabilities	96,641	105,976
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,776 and 21,258 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	155,305	151,823
Accumulated income	12,635	19,082
Accumulated other comprehensive income	291	298
Total stockholders’ equity	168,233	171,205
Total liabilities and stockholders’ equity	$264,874	$277,181

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue:
Product	$37,543	$48,055	$85,073	$90,358
Subscription and service	23,269	18,688	45,188	33,362
Total revenue	60,812	66,743	130,261	123,720
Cost of revenue:
Cost of product revenue	7,122	8,773	16,229	17,568
Cost of subscription and service revenue	4,198	2,747	8,565	5,414
Total cost of revenue	11,320	11,520	24,794	22,982
Gross profit	49,492	55,223	105,467	100,738
Operating expenses
Sales and marketing	35,125	40,535	73,529	78,354
Research and development	6,493	6,354	12,766	12,838
General and administrative	12,919	13,809	26,576	28,617
Total operating expenses	54,537	60,698	112,871	119,809
Loss from operations	(5,045)	(5,475)	(7,404)	(19,071)
Other income and (expense):
Interest income	21	83	99	162
Interest expense	—	(2)	—	(4)
Other income (expense)	320	47	(44)	49
Total other income (expense)	341	128	55	207
Loss before income taxes	(4,704)	(5,347)	(7,349)	(18,864)
Income tax benefit	(160)	(797)	(902)	(5,033)
Net loss	$(4,544)	$(4,550)	$(6,447)	$(13,831)
Loss per share:
Basic	$(0.22)	$(0.22)	$(0.31)	$(0.67)
Diluted	$(0.22)	$(0.22)	$(0.31)	$(0.67)
Common shares and equivalents outstanding:
Basic weighted average shares	20,995	20,716	20,969	20,695
Diluted weighted average shares	20,995	20,716	20,969	20,695

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net loss	$(4,544)	$(4,550)	$(6,447)	$(13,831)

Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(323)	227	(25)	502
Unrealized gain (loss) on available-for-sale securities	14	(3)	18	(16)
Other comprehensive income (loss)	(309)	224	(7)	486

Comprehensive loss	$(4,853)	$(4,326)	$(6,454)	$(13,345)

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,447)	$(13,831)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	3,731	3,141
Bad debt expense	596	308
Depreciation and amortization	4,482	4,255
Deferred income tax	(1,156)	2,964
Loss on disposal of equipment	380	16
Net change in:
Restricted cash	28	23
Accounts receivable	16,314	7,987
Inventory	480	240
Prepaid expenses and other current assets	649	551
Income tax receivable	(2,740)	(8,241)
Other assets	(1,065)	(1,316)
Accounts payable	(2,868)	2,757
Accrued compensation	1,774	397
Other current liabilities	(7,813)	357
Excess tax benefit from stock options exercised	(18)	(31)
Other long term liabilities	1,596	(12)
Deferred revenue	(1,855)	(1,572)
Net cash provided by (used in) operating activities	6,068	(2,007)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,998)	(5,465)
Proceeds from (purchases of) available-for-sale securities	8,112	(1,906)
Acquisition, net of cash acquired	—	(75)
Net cash provided by (used in) investing activities	6,114	(7,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	80
Tax benefit of stock options exercised	18	31
Payments under capital lease obligations	(3)	(5)
Net cash provided by financing activities	15	106
Increase (decrease) in cash and cash equivalents	12,197	(9,347)
Effect of exchange rate changes in cash and cash equivalents	61	405
Net increase (decrease) in cash and cash equivalents	12,258	(8,942)
Cash and cash equivalents—beginning of year	106,516	115,756
Cash and cash equivalents—end of year	$118,774	$106,814
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$—	$4
Income taxes	$2,320	$1,204
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$139	$1,229
Equipment acquired under capital lease	$—	$16

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries (“Rosetta Stone,” the “Company” or the “Successor”) develops, markets and supports a suite of language-learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name.  The Company’s software products are sold on a direct basis and through select retailers.  The Company provides its software applications to customers through the sale of packaged software and online subscriptions, domestically and in certain international markets.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2012 and December 31, 2011, the Company’s results of operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  All references to June 30, 2012 or to the three and six months ended June 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

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

In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional cost from one year of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

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

Revenue Recognition for Arrangements with Multiple Deliverables

As of January 1, 2010, the Company began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU No. 2009-13”). For multi- element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. These accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.  TPE is the price of the vendor’s or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers.  ESPs reflect its best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Based on these terms, the minimum additional cash payment is zero if none of the minimum revenue targets are met, and the maximum additional payment is $1.1 million.  For the three months ended June 30, 2012 and 2011, we made no additional payments in accordance with the terms of the purchase.

See table below for a summary of the opening balances to the closing balances of the contingent purchase consideration (in thousands):

	As of June 30,
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

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of our acquisition of SGLC in 2009 (in thousands):

	Fair Value as of June 30, 2012 using:				Fair Value as of June 30, 2011 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	June 30,	Assets	Observable Inputs	Inputs	June 30,	Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$1,600	$1,600	$—	$—	$8,317	$8,317	$—	$—
Total	$1,600	$1,600	$—	$—	$8,317	$8,317	$—	$—
Liabilities:
Contingent purchase price accrual	$300	$—	$—	$300	$573	$—	$—	$573
Total	$300	$—	$—	$300	$573	$—	$—	$573

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

Stock Options

During the six months ended June 30, 2012, 550,621 stock options were granted at a weighted average exercise price of $9.72 per share. The aggregate grant date fair value of options issued during the period was $3.1 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period.  During the six months ended June 30, 2011, 535,002 stock options were granted at a weighted average exercise price of $14.70 per share.  During the six months ended June 30, 2012 and 2011, 28,231 and 12,011 stock options were exercised, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was approximately $0.4 million and $0.1 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2012 and 2011, the fair value of options granted was calculated using the following assumptions:

Six Months Ended
June 30,
	2012	2011

Expected stock price volatility	65.0% - 65.4%	57.1% - 57.7%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	0.68% - 0.88%	1.55% - 2.35%

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

Restricted Stock

During the six months ended June 30, 2012, 521,826 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $4.2 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period.  The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant. During the six months ended June 30, 2011, 128,431 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $2.0 million.

Restricted Stock Units

During the six months ended June 30, 2012, 38,074 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.5 million, which will be recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.  During the six months ended June 30, 2011, 17,471 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.2 million.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cost of Revenue	$85	$10	$161	$20
Sales and marketing	188	288	433	534
Research & development	544	369	905	697
General and administrative	1,279	1,037	2,232	1,890
Total	$2,096	$1,704	$3,731	$3,141

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

Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from our available-for-sale securities on total comprehensive loss (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(4,544)	$(4,550)	$(6,447)	$(13,831)
Foreign currency translation gain (loss)	(323)	227	(25)	502
Unrealized gain (loss) on available-for-sale securities	14	(3)	18	(16)
Total comprehensive loss	$(4,853)	$(4,326)	$(6,454)	$(13,345)

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising expense for the three and six months ended June 30, 2012 was $13.9 million and $30.8 million, respectively, and for the three and six months ended June 30, 2011 were $18.6 million and $35.0 million, respectively.

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

In July 2012, the FASB issued new guidance on the impairment testing of indefinite-lived intangible assets (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), effective for calendar years beginning after September 15, 2012.  Early adoption is permitted.  The objective of this standard is to simplify how an entity tests indefinite-lived intangible assets for impairment.  The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  Only if an entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired will it be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test.  The Company intends to adopt this guidance beginning in fiscal year 2013.

3. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(4,544)	$(4,550)	$(6,447)	$(13,831)
Denominator:
Weighted average number of common shares:
Basic	20,995	20,716	20,969	20,695
Diluted	20,995	20,716	20,969	20,695
Loss per common share:
Basic	$(0.22)	$(0.22)	$(0.31)	$(0.67)
Diluted	$(0.22)	$(0.22)	$(0.31)	$(0.67)

For the three and six months ended June 30, 2012 and 2011, the following common stock equivalent shares were included in the calculation of the Company’s diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity Instruments:
Restricted common stock units	—	—	—	—
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Total common stock equivalent shares	—	—	—	—

For the three and six months ended June 30, 2012, outstanding stock options, restricted stock units and restricted stock of 2.7 million, 83,000, and 748,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the three and six months ended June 30, 2011, outstanding stock options, restricted stock units, and restricted stock of 2.5 million, 40,000, and 370,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

4. INVENTORY

Inventory consisted of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$3,571	$2,458
Finished goods	2,667	4,265
Total inventory	$6,238	$6,723

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

The following table represents the balance and changes in goodwill, by reporting unit, for the six months ended June 30, 2012 (in thousands):

	Consumer	Institutional
	Operating	Operating
	Segment	Segment	Total

Balance as of December 31, 2011	$15,679	$19,162	$34,841
Effect of change in foreign currency rate	3	5	8
Balance as of June 30, 2012	$15,682	$19,167	$34,849

6. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	June 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$10,608	$—	$10,608	$10,608	$—	$10,608
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,843	(10,843)	—	10,842	(10,842)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(63)	237	300	(43)	257
Total	$24,216	$(13,371)	$10,845	$24,215	$(13,350)	$10,865

Amortization of intangible assets for the three months ended June 30, 2012 and 2011 totaled $10,000 and $24,000, respectively. For the three months ended June 30, 2012 and 2011, $10,000 and $10,000 was included in research and development expense and zero and $14,000 was included in sales and marketing expense, respectively.

Amortization of intangible assets for the six months ended June 30, 2012 and 2011 totaled $20,000 and $47,000, respectively. For the six months ended June 30, 2012 and 2011, $20,000 and $20,000 was included in research and development expense and zero and $27,000 was included in sales and marketing expense, respectively.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2012 and years thereafter (in thousands):

2012—remaining	$20
2013	40
2014	40
2015	40
2016	40
Thereafter	57
Total	$237

In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the six months ended June 30, 2012 or June 30, 2011.

7. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	June 30,	December 31,
	2012	2011
Marketing expenses	$11,618	$12,726
Professional and consulting fees	3,066	3,322
Sales return reserve	5,356	9,931
Taxes payable	1,870	2,413
Other	5,061	6,519
	$26,971	$34,911

8. INCOME TAXES

In accordance with Accounting Standards Codification topic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six month period ended June 30, 2012 is based on the estimated annual effective tax rate for fiscal year 2012. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

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

As of June 30, 2012, we had $1.8 million of unrecognized tax benefits, if recognized, $0.5 million would affect our effective tax rate. As of December 31, 2011, we had $0.2 million of unrecognized tax benefits which, if recognized, would affect our effective tax rate.  These liabilities for unrecognized tax benefits are included in “Other Long Term Liabilities” with an offset in “Other Long Term Assets.”  Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision, which were zero at the adoption date, and are approximately $0.2 million as of the six months ended June 30, 2012.

From 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, until 2010, the U.S entity generated taxable income each year.  The U.S. entity incurred a loss from 2011 and through June 30, 2012.  In accordance with the guidance in ASC 740, the Company is required to evaluate the potential for a valuation allowance against its U.S. deferred tax balances.  The analysis of the need for a valuation allowance on U.S. deferred tax assets recognizes that while the Company has not incurred a cumulative loss over our evaluation period, recent losses were incurred in the current year as well as the prior year.  Consideration has also been given to the steps taken by new leadership to enhance profitability by cutting costs, the fact that through June 30, 2012 the Company is ahead of forecast at the beginning of the year, the lengthy period over which these net deferred assets can be realized, and the Company’s history of not having tax loss carry-forwards in any jurisdiction expire unused.  Based on the assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.  It is possible that future results may result in a 3-year cumulative loss due to highly profitable 2009 quarters no longer being part of the analysis.  If the Company does not have sufficient objective positive evidence to overcome the 3-year cumulative loss this may result in a non-cash charge up to $16.9 million.  However, currently no valuation allowance has been established for the Company’s net deferred tax assets in the U.S.  The Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future.

After evaluating operations in Brazil, it appears more likely than not, the Brazil net deferred tax asset will be realized through future taxable earnings.  However, if future results do not meet expectations, there may be a need to reduce the Brazil deferred tax assets by establishing a valuation allowance up to $0.4 million.

Recent losses of our Korea subsidiary also required evaluation of the potential for a valuation allowance against the deferred tax assets of the Korea subsidiary.  Recent losses combined with forecasted performance provide sufficient evidence to conclude the need for a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary.  As a result, a non-cash charge of $0.4 million was recorded during the three months ended June 30, 2012.  As the Korea subsidiary continues operations we will monitor actual results and updated projections on a quarterly basis.  When and if the subsidiary realizes or realistically anticipates sustainable profitability, or develops prudent and feasible tax planning strategies, the Korea subsidiary will assess the appropriateness of releasing the valuation allowance in whole or in part.

At June 30, 2012 and December 31, 2011, the Company’s net deferred tax asset was $20.1 million and $19.0 million, respectively.  Based on the assessment, management believes more likely than not that the net deferred tax asset will be realized through future taxable earnings.  If future results fail to provide objectively verifiable evidence to support the realization of the deferred tax assets, a valuation allowance may be required to reduce the deferred tax assets to their expected net realizable value.  The Company will continue to assess the need for a valuation allowance in the future.

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

2009 Omnibus Incentive Plan

On February 27, 2009, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2009 Plan”) that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.  On May 26, 2011 the Board of Directors authorized and the Company’s shareholders approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan.  On May 23, 2012, the Board of Directors authorized and the Company’s shareholders approved the allocation of a 1,122,930 additional shares of common stock to the 2009 Plan.

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants.  At June 30, 2012 there were 1,555,863 shares available for future grant under the 2009 Plan.

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

Stock Options

The following table summarized the Company’s stock option activity from January 1, 2012 to June 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value

Options Outstanding, January 1, 2012	2,223,749	$13.29	$7.14	$2,288,131
Options granted	550,621	9.72
Options exercised	(28,231)	8.68
Options cancelled	(70,666)	15.49
Options Outstanding, June 30, 2012	2,675,473	12.54	7.30	9,541,361
Vested and expected to vest at June 30, 2012	2,477,133	12.60	7.14	8,921,124
Exercisable at June 30, 2012	1,375,892	11.34	5.72	6,528,513

As of June 30, 2012, there was approximately $8.5 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.84 years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or their authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions.  No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with ASC 718.

Restricted Stock Awards

During the six months ended June 30, 2012, 521,826 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $4.2 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the six months ended June 30, 2012, 38,142 shares of restricted stock were forfeited.  As of June 30, 2012, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $6.6 million and is expected to be recognized over a period of 2.31 years.

The following table summarized the Company’s restricted stock award activity from January 1, 2012 to June 30, 2012:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Nonvested Awards, January 1, 2012	323,010	$18.22	$5,885,242
Awards granted	521,826	7.99
Awards vested	(59,195)	18.63
Awards cancelled	(38,142)	14.36
Nonvested Awards, June 30, 2012	747,499	11.21	$8,379,464

Restricted Stock Units

During the six months ended June 30, 2012, 38,074 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.5 million, which was recognized as expense on the grant date, as the awards were immediately vested.   The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

10. STOCKHOLDERS’ EQUITY

At June 30, 2012, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.  At June 30, 2012, the Company had shares of common stock issued and outstanding of 21,776,335.

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

The following table summarizes future minimum operating lease payments for the remaining six months of 2012 and the years thereafter (in thousands):

Periods Ending December 31,
2012-remaining	$2,973
2013	4,358
2014	1,796
2015	412
2016 and thereafter	—
$9,539

Rent expense was $2.2 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively.  Rent expense was $5.0 million and $6.9 million for the six months ended June 30, 2011, respectively.

The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.4 million at June 30, 2012. The deferred rent asset was $5,000 at June 30, 2012. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Litigation

In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. The Company appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On April 9, 2012, the appellate court reversed the District Court’s grant of summary judgment in Google’s favor and remanded the case to the District Court for further consideration.  Discovery is currently under way and the District Court has set a trial date for December 3, 2012.  The Company has incurred, and will continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

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

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The decision is immediately enforceable upon Langenscheidt posting of a bond. Langenscheidt has not posted a bond and is unlikely to post a bond as it would be responsible for costs and damages incurred by Rosetta Stone GmbH should the decision be reversed. The Company is vigorously defending this matter and has filed a notice of appeal with the Court of Appeals in Cologne. The range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims.  The Company also commenced a separate proceeding directed at the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark.  On June 19, 2012, the German Patent and Trademark Office rendered a decision in this proceeding denying Rosetta Stone’s request to cancel Langenscheidt’s German trademark registration.

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

Operating results by segment for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:
Consumer	$44,968	$50,620	$100,256	$93,281
Institutional	15,844	16,123	30,005	30,439
Total Revenue	$60,812	$66,743	$130,261	$123,720

Segment contribution:
Consumer	$18,952	$18,737	$42,468	$28,600
Institutional	7,397	9,916	14,545	19,186
Total segment contribution	26,349	28,653	57,013	47,786
Unallocated expenses, net:
Amortization of acquired intangibles	10	10	20	20
Stock-based compensation	2,050	1,536	3,545	2,835
Unallocated cost of sales	5,496	5,501	12,181	10,721
Unallocated sales and marketing	6,687	8,427	13,079	14,740
Unallocated research and development	5,941	5,975	11,843	12,121
Unallocated general and administrative	11,210	12,679	23,749	26,420
Total unallocated expenses, net	31,394	34,128	64,417	66,857
Operating loss	(5,045)	(5,475)	(7,404)	(19,071)
Other income, net	341	128	55	207
Loss before provision for income taxes	$(4,704)	$(5,347)	$(7,349)	$(18,864)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase our products. The geographic locations of distributors and resellers who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$50,810	$53,418	$105,725	$94,688
International	10,002	13,325	24,536	29,032
Total Revenue	$60,812	$66,743	$130,261	$123,720

The information below summarizes long-lived assets by geographic area as of June 30, 2012 and 2011(in thousands):

	As of June 30,
	2012	2011
United States	$16,243	$19,528
International	1,693	2,614
Total	$17,936	$22,142

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

We generate revenue primarily from sales of packaged software and audio practice products and online software subscriptions. Our continued growth depends, in part, on our ability to maintain strong brand recognition in order to generate sales from new customers. We continuously balance our need to achieve short-term financial goals with the equally critical need to invest in our products, our brand, our channels, and our infrastructure to ensure our future success. In making decisions about spending levels in our various functional organizations, we consider many factors, including:

•                  our ability to expand our presence and penetrate existing markets;

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

•                  customer awareness and acceptance of our product and service offerings;

•                  continued product and service innovation;

•                  average revenue per customer;

•                  direct marketing variables, including:

•                  print, television and radio media discounts and rates;

•                  the relevance of our advertising and website;

•                  online pay-per-click and other online advertising rates;

•                  email marketing campaigns

•                  internal and external call center conversion rates; and

•                  website traffic and conversion rates;

•                  customer brand loyalty;

•                  the number and quality of our kiosk locations;

•                  dynamics of our third-party distribution partners;

•                  dynamics in our international markets; and

•                  cross-channel management of consumer and institutional markets.

We believe that our multi-channel marketing and distribution models are fundamental to our success. Specifically, we focus on educating customers about the many benefits of our products and services by leveraging our advertising and kiosk network in order to drive website and call center traffic.

On February 22, 2012, our board of directors promoted chief financial officer Stephen M. Swad, to president and chief executive officer (“CEO”). In connection with his new role, the CEO and his management team assessed the Company’s business. On May 8, 2012, at the Company’s Investor Day, the strategic focus of the management team through 2015 was discussed. The primary areas of focus will be:

1.                                      leveraging the brand;

2.                                      innovating the platform; and

3.                                      expanding distribution

In pursuing these priorities, we plan to balance margin with growth.  As this process evolves, we have and may record one-time expenses associated with transition to our new strategy.

Components of Our Statement of Operations

Revenue

We derive revenue from sales of language learning solutions consisting of packaged software, audio practice products, professional services, and online software subscriptions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our packaged software products and sold as a solution.

Revenue is primarily derived from the sale of packaged software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines packaged software and dedicated conversational coaching. The content of our packaged software and subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we defer approximately 10%-35% of each of these bundled sales over the term of the subscription license.

We sell our solutions directly to individuals, educational institutions, corporations, government agencies and armed forces. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we operate, as well as through select third-party retailers. The majority of our consumer customers purchase our packaged software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different

Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2011 accounted for 32% of our annual revenue in 2011. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue, subject to government budget reductions which may negatively affect future revenue.

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

Sales and Marketing.  Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan. In 2009, we began to make significant investments to expand our sales and marketing operations in South Korea, in 2010 we established our presence in Germany, and in 2011 we established an office in Brazil. In each case we established local sales offices, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within some of these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States.  As part of our CEO’s assessment of the company’s business as described above in the Overview section, we are evaluating the profitability and potential of each existing and new market.  As a result of this process, we consolidated our European presence to the London office and closed the German office in June 2012.  We expect sales and marketing expenses to continue to increase in future periods as we expand our operations in existing and new markets.

Research and Development.  Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to modifying and expanding our product portfolio through the addition of new content and new complimentary products and services to our language learning solutions. We expect our investment in research and development expenses to increase in future years but provide us with significant benefits in the future.

General and Administrative.  General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. In 2012, there have been and we expect that there will continue to be increases to certain general and administrative expenses to support our expansion into international markets. We also expect to incur increases to legal fees and other costs in connection with our pending lawsuit against Google. However, we are also taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.

Interest and Other Income (Expense)

Interest and other income (expense) primarily consist of interest income, interest expense, foreign exchange gains and losses, and income from litigation settlements.  Interest expense is primarily related to interest on our capital leases. Interest income represents interest received on our cash, cash equivalents, and short-term investments.  Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses.  Legal settlements are related to agreed upon settlement payments from various anti-piracy enforcement efforts.

Income Tax Expense (Benefit)

For the six months ended June 30, 2012, our worldwide effective tax rate was approximately 12%.  For the year ended December 31, 2011, our effective tax rate was approximately 29%.  The change in our effective tax rate was a result of establishing a full valuation allowance against the deferred tax balances of our Korea operations and changes in the geographic distribution of our income.

The Company evaluates the recoverability of the deferred tax asset and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

When assessing the realization of its deferred tax asset, the company considers all available evidence, including:

•                  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•                  the carryforward periods for the net operating loss, capital loss, and foreign tax credit carryforwards;

•                  predictability of future operating profitability of the character necessary to realize the asset;

•                  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset;

•                  the effect of reversing taxable temporary differences.

The evaluation of the recoverability of the deferred tax asset requires the company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

The analysis of the need for a valuation allowance on U.S. deferred tax assets recognizes that while the Company has not incurred a cumulative loss over our evaluation period, recent losses were incurred in the current year as well as the prior year.  Consideration has also been given to the steps taken by new leadership to enhance profitability by cutting costs, the fact that through June 30, 2012 the Company is ahead of forecast at the beginning of the year, the lengthy period over which these net deferred assets can be realized, and the Company’s history of not having tax loss carry-forwards in any jurisdiction expire unused.  Based on the assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.

After evaluating operations in Brazil, it appears more likely than not the Brazil net deferred tax asset will be realized through future taxable earnings.  However, if future results do not meet expectations there may be a need to reduce the Brazil deferred tax assets by establishing a valuation allowance.

Recent losses of our Korea subsidiary also required evaluation of the potential for a valuation allowance against the deferred tax assets of the Korea subsidiary.  Recent losses combined with forecasted performance provide sufficient evidence to conclude the need for a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary. In addition, we will continue to monitor the need to record a valuation allowance against deferred tax assets in the U.S. and other foreign jurisdictions on a quarterly basis. It is possible that additional valuation allowance will need to be recorded in the U.S. and other foreign jurisdictions in the current fiscal year.

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

Revenue Recognition for Arrangements with Multiple Deliverables

As of January 1, 2010, we began to recognize revenue prospectively for new arrangements with multiple deliverables in accordance with ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU No. 2009-13”). For multi-element arrangements that include online services and auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, we allocate revenue to all deliverables based on their relative selling prices in accordance with ASU No. 2009-13. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price that we actually charge for that deliverable. TPE is the price of the vendor’s or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers.  ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Goodwill

In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. Beginning in 2011, we began reporting our results in two reporting units—Consumer and Institutional. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the first step or the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, including goodwill. The second step measures the amount of impairment loss, if any. As of the last annual testing date, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor are the reporting units at risk of failing step one of the goodwill impairment test.  If in any subsequent quarter, we identify events or changes in circumstances that could impact the fair value of our reporting units (e.g. dramatic decrease in our stock price), we will evaluate if impairment exists at that time.

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

•                                          Goodwill

•                                          Other Intangible Assets

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$37,543	$48,055	$(10,512)	-21.9%
Subscription and service	23,269	18,688	4,581	24.5%
Total revenue	60,812	66,743	(5,931)	-8.9%

Cost of revenue
Cost of product revenue	7,122	8,773	(1,651)	-18.8%
Cost of subscription and service revenue	4,198	2,747	1,451	52.8%
Total cost of revenue	11,320	11,520	(200)	-1.7%

Gross margin	49,492	55,223	(5,731)	-10.4%

Operating Expenses:
Sales and marketing	35,125	40,535	(5,410)	-13.3%
Research and development	6,493	6,354	139	2.2%
General and administrative	12,919	13,809	(890)	-6.4%
Total operating expenses	54,537	60,698	(6,161)	-10.2%

Loss from operations	(5,045)	(5,475)	430	7.9%

Other income and expense:
Interest income	21	83	(62)	-74.7%
Interest expense	—	(2)	2	100.0%
Other (expense) income	320	47	273	580.9%
Total interest and other income (expense), net	341	128	213	166.4%

Loss before income taxes	(4,704)	(5,347)	643	12.0%
Income tax benefit	(160)	(797)	(637)	-79.9%
Net loss	$(4,544)	$(4,550)	$6	0.1%

Comparison of the three months ended June 30, 2012 and the three months ended June 30, 2011

Our revenue decreased to $60.8 million for the three months ended June 30, 2012 from $66.7 million for the three months ended June 30, 2011. The decrease in revenue is due to a decrease in U.S. revenues of $2.6 million combined with a $3.3 million decrease in international revenue, primarily due to weaknesses in our Asian consumer markets, over the prior year period.  The consumer average revenue per unit decreased from $362 to $246, resulting in a $21.1 million decrease in revenue, which was offset by an increase in consumer units sold from 139,900 to 182,500, or 30%, during the three months ended June 30, 2012, compared to the prior year period, resulting in a $15.4 million increase in revenue.  The decrease in revenue per unit was the result of lower prices for our packaged software across all channels in the U.S. market as well as an increase in the sales volume of lower priced recurring online subscriptions.  Institutional revenues decreased $0.3 million.

We reported an operating loss of $5.0 million during the three months ended June 30, 2012 compared to an operating loss of $5.5 million during the three months ended June 30, 2011.  The decrease in operating loss was primarily due to a decrease in operating expenses of $6.2 million, offset partially by a decrease in gross profit of $5.7 million as a result of a decrease in revenue worldwide, primarily related to our Consumer segment.  The decrease in operating expenses was primarily related to a decrease of $3.3 million in kiosk related expenses as the number of worldwide kiosks decreased from 209 as of June 30, 2011 to 99 as of June 30, 2012, $4.2 million decrease in media and marketing activities related to prior year brand identity campaigns and Version 4 TOTALe launches in the U.K., Japan and Korea, and the ReFLEX launch in Korea, offset by a $1.7 million increase in restructuring and other related expenses including severance expense in the U.S., primarily in sales and marketing and research and development, the closing of our Germany office location, and the closing of several kiosks in Japan.

As of June 30, 2012 and June 30, 2011 we employed approximately 1,600 and 1,800 personnel, respectively, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$30,951	50.9%	$30,984	46.4%	$(33)	-0.1%
Kiosk	4,564	7.5%	7,368	11.0%	(2,804)	-38.1%
Retail	8,122	13.4%	10,752	16.1%	(2,630)	-24.5%
Homeschool	1,332	2.2%	1,516	2.3%	(184)	-12.1%
Total consumer revenue	44,969	73.9%	50,620	75.8%	(5,651)	-11.2%
Institutional	15,843	26.1%	16,123	24.2%	(280)	-1.7%
Total Revenue	$60,812	100.0%	$66,743	100.0%	$(5,931)	-8.9%

Consumer Segment

Consumer revenue was $45.0 million for the three months ended June 30, 2012, a decrease of $5.7 million, or 11%, from the three months ended June 30, 2011.  The consumer average revenue per unit decreased from $362 to $246, resulting in a $21.1 million decrease in revenue, which was offset by an increase in consumer units sold from 139,900 to 182,500, or 30%, during the three months ended June 30, 2012, compared to the prior year period, resulting in a $15.4 million increase in revenue.  The decrease in revenue per unit was the result of lower prices for our packaged software across all channels in the U.S. market as well as an increase in the sales volume of lower priced recurring online subscriptions.

Our international consumer revenues decreased 33% during the three months ended June 30, 2012, compared to the prior year period.  Revenues declined in Japan as a result of a decision to increase pricing as well as due to our efforts to reduce our kiosk footprint and some shifts away from the lower margin retail channel.  The majority of our sales in our Korean subsidiary are generated by home shopping television networks. Sales of many educational products on home shopping networks were down, including our products.  We are working on changes to our go-to-market strategy, including changes in price and messaging to improve sales in this important channel.  We continue to experience weakness in sales of our ReFLEX product in Korea.  In Germany, we have ceased sales of boxed perpetual-license product and shifted to an online, subscription-only product.  Because of this shift, which resulted in the closure of our German kiosks and removing ourselves from all physical distribution channels, total units and revenues are below prior year period levels.

There was a $0.4 million increase in consumer deferred revenue during the three months ended June 30, 2012, which is primarily related to sales of Rosetta Stone Version 4 TOTALe and other exclusively online subscriptions in consumer markets.

Product revenue represented 77% of total consumer revenue for the three months ended June 30, 2012, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 35% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

We are currently testing different go-to-market approaches for our online products. If we fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as customer payments and revenues would be spread over the subscription period. As our business incorporates more online and subscription-based services, we intend to provide expanded discussion on these metrics in the future.

Direct-to-Consumer

Direct-to-consumer revenue was $31.0 million for the three months ended June 30, 2012, which remained flat compared to the three months ended June 30, 2011.  These results were driven by $2.1 million in growth in U.S. direct-to-consumer revenues offset by a $2.1 million decrease in our international direct-to-consumer business. The worldwide average revenue per unit decreased 39% during the three months ended June 30, 2012 compared to the prior year period, resulting in a $20.1 million decrease in revenue. The number of units sold increased 65% during the three months ended June 30, 2012 compared to the prior year period, resulting in a $20.1 million increase in revenue.  These changes in unit volume and average revenue per unit are due to lower prices for our packaged software across all channels in the U.S. market as well as an increase in volume of lower priced recurring subscription sales. There was a $0.4 million increase in direct-to-consumer deferred revenue during the three months ended June 30, 2012, which is primarily related to sales of Rosetta Stone Version 4 TOTALe and other exclusive online subscriptions.

Kiosk

Kiosk revenue was $4.6 million for the three months ended June 30, 2012, a decrease of $2.8 million, or 38%, from the three months ended June 30, 2011. The primary driver of this change was a 53% decrease in the number of worldwide kiosks from 209 as of June 30, 2011 to 99 as of June 30, 2012. As a result, the number of units sold decreased 36% during the three months ended June 30, 2012 compared to the prior year period.  There was a $0.3 million decrease in kiosk deferred revenue during the three months ended June 30, 2012 related to revenue recognized for Version 4 TOTALe online services. We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Retail

Retail revenue was $8.1 million for the three months ended June 30, 2012, a decrease of $2.6 million or 25% from the three months ended June 30, 2011.  The worldwide average revenue per unit decreased 27% primarily as a result of expanded sales promotions in the retail channels during the three months ended June 30, 2012 compared to the prior year period, resulting in a $3.0 million decrease in revenues. This decrease was partially offset by a 4% increase in the number of units sold, resulting in a $0.4 million increase in revenues.  There was a $0.4 million increase in retail deferred revenue during the three months ended June 30, 2012, which was primarily related to Version 4 TOTALe.

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

Home School

Home school revenue was $1.3 million for the three months ended June 30, 2012, a decrease of $0.2 million or 12% from the three months ended June 30, 2011. The average revenue per unit decreased 6% as a result of changes to the pricing of our products in the U.S. market, compared to the prior year period, resulting in a $0.1 million decrease in revenue.  The number of units sold decreased 7%, compared to the prior year period, also resulting in a $0.1 million decrease in revenue.

Institutional Segment

Institutional revenue was $15.8 million for the three months ended June 30, 2012, a decrease of $0.3 million, or 2%, compared to the three months ended June 30, 2011. We had a $1.1 million decrease in government revenue primarily due to the non-renewal of the U.S. Army and U.S. Marines Corps contracts and a $0.5 million decrease in education revenue, largely attributable to a decline in Federal stimulus funding which drove sales of our network CD products.  These decreases were partially offset by a $1.2 million increase in corporate revenues as a result of a growing base of customers that have renewed their online subscriptions over time.

Product revenue represented 19% of total institutional revenue for the three months ended June 30, 2012, and subscription and service revenue represented 81% for the same period.

We have recently added senior sales executives and sales representatives to this group to allow greater focus on growing this segment of the business.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Product revenue	$37,543	61.7%	$48,055	72.0%	$(10,512)	-21.9%
Subscription and service revenue	23,269	38.3%	18,688	28.0%	4,581	24.5%
Total revenue	$60,812	100.0%	$66,743	100.0%	$(5,931)	-8.9%

Product Revenue

Product revenue decreased $10.5 million, to $37.5 million during the three months ended June 30, 2012 from $48.1 million during the three months ended June 30, 2011. Consumer product revenue decreased $9.1 million, primarily as a result of lower prices in the U.S. consumer market on our Rosetta Stone Version 4 TOTALe packaged software bundle.  The decrease was also driven by a 5% decrease in the number of packaged software units sold during the three months ended June 30, 2012, compared to the prior year period.  Institutional product revenues decreased $1.4 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

Subscription and service revenue increased approximately 25%, or $4.6 million, to $23.3 million for the three months ended June 30, 2012, from $18.7 million during the three months ended June 30, 2011. The increase in subscription and service revenues was due to a $3.5 million increase in consumer online service revenue related to Version 4 TOTALe as well as a growing base of exclusively online subscription sales.  Institutional subscription and service revenues also increased $1.1 million related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended June 30, 2012 and 2011:

	Three months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$37,543	$48,055	$(10,512)	-21.9%
Subscription and service	23,269	18,688	4,581	24.5%
Total revenue	60,812	66,743	(5,931)	-8.9%

Cost of revenue
Cost of product revenue	7,122	8,773	(1,651)	-18.8%
Cost of subscription and service revenue	4,198	2,747	1,451	52.8%
Total cost of revenue	11,320	11,520	(200)	-1.7%

Gross profit	$49,492	$55,223	$(5,731)	-10.4%

Gross margin percentages	81.4%	82.7%	-1.3%

Cost of Product Revenue

Cost of product revenue for the three months ended June 30, 2012 was $7.1 million, a decrease of $1.7 million, or 19%, from the three months ended June 30, 2011. As a percentage of product revenue, cost of product revenue increased to 19% for the three months ended June 30, 2012 compared to 18% for the prior year period. The dollar decrease in cost was primarily attributable to a $0.2 million decrease in expense associated with product support activities, a $0.5 million decrease in expenses associated with building the product, and a $0.1 million decrease in commissions as a result of decreased revenue as compared to the prior year period.  In addition, inventory obsolescence and scrap decreased $0.2 million associated with the international Version 4 TOTALe launches in the prior year period. We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as we produce and ship fewer CDs. However, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging and develop and set up packaging for new products.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended June 30, 2012 was $4.2 million, an increase of $1.5 million, or 53% from the three months ended June 30, 2011. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 18% for the three months ended June 30, 2012 compared to 15% for the prior year period. The increase in cost was primarily attributable to our web-based service offerings in our Version 4 TOTALe and ReFLEX products that include a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. This increase in costs includes $0.9 million increase in product support activities including personnel-related costs and third-party expenses for coaches, product support, and success agents.  We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX solutions in our international markets.  However, we are also exploring additional measures to further address coaching costs, including potentially capping the number of studio sessions compared to our current unlimited policy.

Operating Expenses

	Three months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Sales and marketing	$35,125	$40,535	$(5,410)	-13.3%
Research and development	6,493	6,354	139	2.2%
General and administrative	12,919	13,809	(890)	-6.4%
Total operating expenses	$54,537	$60,698	$(6,161)	-10.2%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2012 were $35.1 million, a decrease of $5.4 million, or 13%, from the three months ended June 30, 2011. As a percentage of total revenue, sales and marketing expenses were 58% for the three months ended June 30, 2012, compared to 61% for the three months ended June 30, 2011. The dollar and percentage decreases in sales and marketing expenses were primarily attributable to our efforts to realign our marketing strategy in the U.S. and international markets by eliminating marketing investments that have low expected yields. Media and marketing activities decreased $4.7 million, primarily related to the launch of our brand awareness advertising campaign in the prior year period, the increased media and advertising associated with the launch of Version 4 TOTALe in the U.K., Japan, and Korea, and the launch of ReFLEX in Korea in the prior year period.  In addition, kiosk-related expenses decreased $3.3 million, including rent and personnel costs, as we have continued to evaluate our kiosk performance and close underperforming kiosk locations.  The number of worldwide kiosks decreased from 209 as of June 30, 2011 to 99 as of June 30, 2012. These decreases were partially offset by $0.6 million increase in non-kiosk related personnel-related expenses related to the creation of two new executive positions to head our Institutional and Consumer markets, $0.4 million increase in tradeshow expenses primarily related to strategic sponsorships and partnerships with institutional sales in the U.S. and Korea, $0.7 million increase in professional services, primarily due to consulting expenses related to assessing our business practices and investments in improving our costs and efficiencies.  Additionally, restructuring and other related expenses increased $0.6 million as we continue to re-align our resources with our business priorities.  We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses were $6.5 million for the three months ended June 30, 2012, an increase of $0.1 million, or 2%, from the three months ended June 30, 2011. As a percentage of revenue, research and development expenses increased to 11% for the three months ended June 30, 2012 compared to 10% for the three months ended June 30, 2011. The dollar and percentage increases were primarily attributable to a $0.7 million increase in severance expenses as a result of our restructuring efforts to better align our business as well as the separation of our chief technology officer.  This increase is partially offset by $0.3 million decrease in consulting expenses and $0.1 million decrease in stock photography primarily related to ReFLEX projects in 2011 as well as $0.2 million decrease in personnel-related expenses, training, and travel as a result of decreased headcount.  We expect research and development expenses to remain flat in 2012.  We will continue to improve our TOTALe product and invest in our product platform enabling improved online learning, optimize ReFLEX, our English remediation solution for our Asian markets, and invest in digital platforms such as the iPad, and support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $12.9 million, a decrease of $0.9 million, or 6%, from the three months ended June 30, 2011.  As a percentage of revenue, general and administrative expenses remained flat at 21% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The dollar decrease was primarily attributable to a $1.0 million decrease in professional services as well as a $0.4 million decrease in hardware and software upgrades, hosting, and telephone expenses related to the investment in our IT infrastructure and cost realignment initiatives during the prior year period.  These decreases are partially offset by $0.3 million increase in restructuring expenses incurred to better leverage our worldwide G&A infrastructure and a $0.3 million increase in internally developed IT projects to support G&A functions.  During 2012, we are taking additional steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth. We expect that there will continue to be increases to certain general and administrative expenses to support our expansion into international markets. We also expect to incur increases to legal fees and other costs in connection with our pending lawsuit against Google.

Interest and Other Income (Expense)

	Three months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Interest Income	$21	$83	$(62)	-74.7%
Interest Expense	—	(2)	2	100.0%
Other Income (Expense)	320	47	273	580.9%
Total other income (expense)	$341	$128	$213	166.4%

Interest income represents interest earned on our cash, cash equivalents, and short-term investments. Interest income for the three months ended June 30, 2012 was $21,000, a decrease of $62,000, or 75%, from the three months ended June 30, 2011.

Interest expense is primarily related to our capital leases. Interest expense for the three months ended June 30, 2012 was zero, a decrease of $2,000, or 100%, from the three months ended June 30, 2011. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other income for the three months ended June 30, 2012 was $320,000 an increase of $273,000, or 581%, from the three months ended June 30, 2011. The increase was primarily due to $148,000 in foreign exchange gains and $127,000 increase in legal settlements in connection with our anti-piracy enforcement efforts.

Income Tax Benefit

	Three months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Income tax benefit	$(160)	$(797)	$(637)	-79.9%

Income tax benefit for the three months ended June 30, 2012 was $0.2 million, compared to $0.8 million for the three months ended June 30, 2011. The change was the result of an increase of $0.6 million in pre-tax income for the three months ended June 30, 2012 and a decrease in our effective tax rate. Our effective tax rate was 3% for the three months ended June 30, 2012 compared to 15% for the three months ended June 30, 2011. The change in our effective tax rate was a result of establishing a full valuation allowance against the deferred tax balances of our Korea operations and changes in the geographic distribution of our income.

Comparison of the six months ended June 30, 2012 and the six months ended June 30, 2011

	Six months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$85,073	$90,358	$(5,285)	-5.8%
Subscription and service	45,188	33,362	11,826	35.4%
Total revenue	130,261	123,720	6,541	5.3%

Cost of revenue
Cost of product revenue	16,229	17,568	(1,339)	-7.6%
Cost of subscription and service revenue	8,565	5,414	3,151	58.2%
Total cost of revenue	24,794	22,982	1,812	7.9%

Gross margin	105,467	100,738	4,729	4.7%

Operating Expenses:
Sales and marketing	73,529	78,354	(4,825)	-6.2%
Research and development	12,766	12,838	(72)	-0.6%
General and administrative	26,576	28,617	(2,041)	-7.1%
Total operating expenses	112,871	119,809	(6,938)	-5.8%

Loss from operations	(7,404)	(19,071)	11,667	61.2%

Other income and expense:
Interest income	99	162	(63)	-38.9%
Interest expense	—	(4)	4	100.0%
Other (expense) income	(44)	49	(93)	-189.8%
Total interest and other income (expense), net	55	207	(152)	-73.4%

Loss before income taxes	(7,349)	(18,864)	11,515	61.0%
Income tax benefit	(902)	(5,033)	4,131	82.1%
Net loss	$(6,447)	$(13,831)	$7,384	53.4%

Our revenue increased to $130.3 million for the six months ended June 30, 2012 from $123.7 million for the six months ended June 30, 2011. The increase in revenue over the prior year period was primarily due to an increase in U.S. revenues of $11.0 million, primarily in the consumer channel, partially offset by a decrease in international revenues of $4.5 million due to weaknesses in our Asian consumer markets.  The number of consumer units sold increased from 254,100 to 373,300, resulting in a $43.7 million increase in revenue, which was partially offset by a decrease in the average revenue per unit from $367 to $269, resulting in a $36.8 million decrease in revenue.  The decrease in revenue per unit was the result of lower prices for our packaged software across all channels in the U.S. market as well as an increase in the sales volume of lower priced recurring online subscriptions.  Institutional revenues decreased $0.4 million for the six months ending June 30, 2012 versus the prior year period.

We reported an operating loss of $7.4 million during the six months ended June 30, 2012 compared to an operating loss of $19.1 million during the six months ended June 30, 2011. The decrease in operating loss was primarily due to a decrease in operating expenses of $6.9 million partially offset by an increase in gross profit of $4.7 million.  The decrease in operating expenses was primarily related to a decrease of $6.0 million in kiosk related expenses as the number of worldwide kiosks decreased from 209 as of June 30, 2011 to 99 as of June 30, 2012, $4.3 million decrease in media and marketing activities related to prior year brand identity campaigns and Version 4 TOTALe launches in the U.K., Japan and Korea, as well as ReFLEX in Korea and Japan, offset by a $1.7 million increase in restructuring and other related expenses including severance expenses in the U.S. primarily in sales and marketing and research and development, the closing of our Germany office location, and the closing of several kiosks in Japan, as well as a $0.6 million increase in freight as a result of increased revenues, and $0.4 million increase in tradeshows primarily related to strategic sponsorships and partnerships with institutional sales in the U.S. and Korea.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$67,789	52.0%	$62,843	50.8%	$4,946	7.9%
Kiosk	11,048	8.5%	14,681	11.9%	(3,633)	-24.7%
Retail	19,121	14.7%	13,332	10.8%	5,789	43.4%
Homeschool	2,298	1.8%	2,425	2.0%	(127)	-5.2%
Total consumer revenue	100,256	77.0%	93,281	75.4%	6,975	7.5%
Institutional	30,005	23.0%	30,439	24.6%	(434)	-1.4%
Total Revenue	$130,261	100.0%	$123,720	100.0%	$6,541	5.3%

Consumer Segment

Consumer revenue was $100.3 million for the six months ended June 30, 2012, an increase of $7.0 million, or 8%, from the six months ended June 30, 2011. The number of consumer units sold increased from 254,100 to 373,300, resulting in a $43.7 million increase in revenue, which was partially offset by a decrease in the average revenue per unit from $367 to $269, resulting in a $36.8 million decrease in revenue.  The decrease in revenue per unit was the result of lower prices for our packaged software across all channels in the U.S. market as well as an increase in the sales volume of lower priced recurring online subscriptions.

Our international consumer revenues decreased 22% during the six months ended June 30, 2012, compared to the prior year period.  Revenues declined in Japan as a result of a decision to increase pricing as well as due to our efforts to reduce our kiosk footprint and some shifts away from the lower margin retail channel.  The majority of our sales in our Korean subsidiary are generated by home shopping television networks. Sales of many educational products on home shopping networks were down, including our products. We continue to experience weakness in sales of our ReFLEX product in Korea. We are working on changes to our go to market strategy, including changes in price and messaging to improve sales in this important channel.  In Germany, we have ceased sales of box product and shifted to an online, subscription-only product.  Because of this shift, which resulted in the closure of our German kiosks and removing ourselves from all physical distribution channels, total units and revenues are below prior year period levels.

There was a $0.6 million decrease in consumer deferred revenue during the six months ended June 30, 2012, which was primarily related to online revenue recognition from sale of Rosetta Stone Version 4 TOTALe and other exclusive online subscriptions in the consumer markets

Product revenue represented 79% of total consumer revenue for the six months ended June 30, 2012, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we defer approximately 10% - 35% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

We are currently testing different go-to-market strategies for our online products. If we fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as customer payments and revenues would be spread over the subscription period. As our business incorporates more online and subscription-based services, we intend to provide expanded discussion on these metrics in the future.

Direct-to-Consumer

Direct-to-consumer revenue was $67.8 million for the six months ended June 30, 2012, an increase of $4.9 million, or 8% from the six months ended June 30, 2011. The increase in direct-to-consumer revenue was primarily driven by $8.5 million in growth in our U.S. direct-to-consumer markets, offset by a $3.6 million decrease in our international direct-to-consumer business. The number of units sold increased 65% during the six months ended June 30, 2012 compared to the prior year period, resulting in a $41.1 million increase in revenue.  This was partially offset by a decrease in the worldwide average revenue per unit of 35% during the six months ended June 30, 2012 compared to the prior year period, resulting in a $36.1 million decrease in revenue.  These changes in unit volume and average revenue per unit are due to changes in pricing in our U.S. consumer markets as well as an increase in volume of lower priced recurring subscription sales. There was a $1.3 million increase in direct-to-consumer deferred revenue during the six months ended June 30, 2012, which is primarily related to sales of Rosetta Stone Version 4 TOTALe and other exclusive online subscriptions.

Kiosk

Kiosk revenue was $11.0 million for the six months ended June 30, 2012, a decrease of $3.6 million, or 25%, from the six months ended June 30, 2011. The number of worldwide kiosks decreased 53% from 209 as of June 30, 2011 to 99 as of June 30, 2012. The number of units sold decreased 21% during the six months ended June 30, 2012 compared to the prior year period, resulting in a $3.1 million decrease in revenue, primarily related to the decrease in kiosks. The worldwide average revenue price per unit decreased 5% as a result of changes to the pricing of our products in the U.S. market, resulting in a $0.6 million decrease in revenue. There was a $0.6 million decrease in kiosk deferred revenue during the six months ended June 30, 2012 primarily related to revenue recognized for Version 4 TOTALe online services. We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Retail

Retail revenue was $19.1 million for the six months ended June 30, 2012, an increase of $5.8 million or 43% from the six months ended June 30, 2011.  This increase was primarily due to a 45% increase in units sold during the six months ended June 30, 2012, resulting in a $6.0 million increase in revenue.  The average revenue per unit decreased 1% compared to the prior year period.  There was a $1.2 million decrease in retail deferred revenue during the six months ended June 30, 2012, which was primarily related to revenue recognized for Version 4 TOTALe online services.

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

Home School

Home school revenue was $2.3 million for the six months ended June 30, 2012, a decrease of $0.1 million or 5% from the six months ended June 30, 2011. The average revenue per unit decreased 11% as a result of changes to the pricing of our products in the U.S. market, compared to the prior year period, resulting in a $0.3 million decrease in revenue, which was partially offset by a 7% increase in units sold during 2012, compared to the prior year period, resulting in a $0.2 million increase in revenue.

Institutional Segment

Institutional revenue was $30.0 million for the six months ended June 30, 2012, a decrease of $0.4 million, or 1%, compared to the six months ended June 30, 2011.  Government revenues decreased $3.3 million primarily as a result of government budget cuts including the non-renewal of the U.S. Army and U.S. Marines Corps contracts.  This decrease was partially offset by increases in corporate and education revenues of $2.4 million and $0.5 million, respectively, compared to the prior year period and is due to a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Product revenue represented 19% of total institutional revenue for the six months ended June 30, 2012, and subscription and service revenue represented 81% for the same period.

We have recently added senior sales executives and sales representatives to this group to allow greater focus on growing this segment of the business.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Product revenue	$85,073	65.3%	$90,358	73.0%	$(5,285)	-5.8%
Subscription and service revenue	45,188	34.7%	33,362	27.0%	11,826	35.4%
Total revenue	$130,261	100.0%	$123,720	100.0%	$6,541	5.3%

Product Revenue

Product revenue decreased $5.3 million to $85.1 million during the six months ended June 30, 2012 from $90.4 million during the six months ended June 30, 2011. Consumer product revenue decreased $3.1 million, primarily as a result of lower prices in the U.S. consumer market on our Rosetta Stone Version 4 TOTALe packaged software bundle.  The decrease was partially offset by an 12% increase in the number of packaged software units sold during the six months ended June 30, 2012, compared to the prior year period. Institutional product revenues decreased $2.1 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

Subscription and service revenue increased approximately 35%, or $11.8 million, to $45.2 million for the six months ended June 30, 2012, from $33.4 million during the six months ended June 30, 2011. The increase in subscription and service revenues was due to a $10.1 million increase in consumer online service revenue related to Version 4 TOTALe as well as a growing base of exclusively online subscription sales.  Institutional subscription and service revenues also increased $1.7 million related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the six months ended June 30, 2012 and 2011:

	Six months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$85,073	$90,358	$(5,285)	-5.8%
Subscription and service	45,188	33,362	11,826	35.4%
Total revenue	130,261	123,720	6,541	5.3%

Cost of revenue
Cost of product revenue	16,229	17,568	(1,339)	-7.6%
Cost of subscription and service revenue	8,565	5,414	3,151	58.2%
Total cost of revenue	24,794	22,982	1,812	7.9%

Gross profit	$105,467	$100,738	$4,729	4.7%

Gross margin percentages	81.0%	81.4%	-0.4%

Cost of Product Revenue

Cost of product revenue for the six months ended June 30, 2012 was $16.2 million, a decrease of $1.3 million, or 8%, from the six months ended June 30, 2011. As a percentage of product revenue, cost of product revenue remained flat at 19% for the six months ended June 30, 2012 compared to the prior year period.  The dollar decrease in cost was primarily attributable to a $0.9 million decrease in inventory obsolescence and scrap associated with the international Version 4 TOTALe launches in the prior year period, a $0.1 million decrease in expense associated with product support activities, and a $0.3 million decrease in expenses associated with building the product.  We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as we produce and ship fewer CDs.  However, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging and develop and set up packaging for new products.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the six months ended June 30, 2012 was $8.6 million, an increase of $3.2 million, or 58% from the six months ended June 30, 2011. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 19% for the six months ended June 30, 2012 compared to 16% for the prior year period. The increase in cost was primarily attributable to our web-based service offerings in our Version 4 TOTALe and ReFLEX products that include a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. This increase in costs include, $2.3 million increase in product support activities including personnel-related costs and third-party expenses for Coaches, Product Support, and Success Agents.  We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX solutions in our international markets. However, we are also exploring additional measures to further address coaching costs, including potentially capping the number of studio sessions compared to our current unlimited policy.

Operating Expenses

	Six months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Sales and marketing	$73,529	$78,354	$(4,825)	-6.2%
Research and development	12,766	12,838	(72)	-0.6%
General and administrative	26,576	28,617	(2,041)	-7.1%
Total operating expenses	$112,871	$119,809	$(6,938)	-5.8%

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2012 were $73.5 million, a decrease of $4.8 million, or 6%, from the six months ended June 30, 2011. As a percentage of total revenue, sales and marketing expenses were 56% for the six months ended June 30, 2012, compared to 63% for the six months ended June 30, 2011. The dollar and percentage decreases in sales and marketing expenses were primarily attributable to our efforts to realign our marketing strategy in the US and international markets by eliminating marketing investments that have low expected yields. Media and marketing activities decreased by $4.2 million, primarily related to the launch of our new advertising campaign focused on promoting language learning and our brand in the prior year period, the increased media and advertising associated with the launch of Version 4 TOTALe in the U.K., Japan, and Korea, and the launch of ReFLEX in Korea in the prior year period.  In addition, kiosk-related expenses decreased by $6.0 million, including rent and personnel costs, as we have continued to evaluate our kiosk performance and close underperforming kiosk locations.  The number of worldwide kiosks decreased from 209 as of June 30, 2011 to 99 as of June 30, 2012. These decreases were partially offset by a $2.0 million increase in non-kiosk related personnel-related expenses related to the creation of two new executive positions to head our Institutional and Consumer markets as well as growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities, $0.4 million increase in tradeshow expenses primarily related to strategic sponsorships and partnerships with institutional sales in the U.S. and Korea, $2.0 million increase in professional services, primarily due to consulting expenses related to assessing our business practices and investments in improving our costs and efficiencies.  Additionally, restructuring and other related expenses increased $0.6 million as we continue to re-align our resources with our business priorities.  We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses were $12.8 million for the six months ended June 30, 2012, a decrease of $0.1 million, or 1%, from the six months ended June 30, 2011. As a percentage of revenue, research and development expenses remained flat at 10% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The dollar decrease was primarily attributable a $0.6 million decrease in consulting expenses and $0.2 million decrease in stock photography primarily related to the ReFLEX projects in 2011, offset by an $0.7 million increase in severance expenses as a result of our restructuring efforts to better align our business as well as the separation of our chief technology officer.  We expect research and development expenses to remain flat in 2012 as we improve our TOTALe product and invest in our product platform enabling improved online learning, and optimize ReFLEX, our English remediation solution for our Asian markets, as well as invest in digital platforms such as the iPad, and support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 were $26.6 million, a decrease of $2.0 million, or 7%, from the six months ended June 30, 2011. As a percentage of revenue, general and administrative expenses decreased to 20% for the six months ended June 30, 2012 compared to 23% for six months ended June 30, 2011. The dollar and percentage decreases were primarily attributable to a $1.8 million decrease in professional services as well as a $0.7 million decrease in hardware and software upgrades, hosting, and telephone expenses related to investment in our IT infrastructure and cost realignment initiatives during the prior year period.  These decreases are partially offset by $0.3 million increase in restructuring expenses to better leverage our worldwide G&A infrastructure, as well as a $0.7 million increase in internally developed IT projects to support G&A functions than in the prior year.  During 2012, we are taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.  We expect that there will continue to be increases to certain general and administrative expenses to support our expansion into international markets.  We also expect to incur increases to legal fees and other costs in connection with our pending lawsuit against Google.

Interest and Other Income (Expense)

	Six months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Interest Income	$99	$162	$(63)	-38.9%
Interest Expense	—	(4)	4	100.0%
Other Income (Expense)	(44)	49	(93)	-189.8%
Total other income (expense)	$55	$207	$(152)	-73.4%

Interest income represents interest earned on our cash, cash equivalents, and short-term investments. Interest income for the six months ended June 30, 2012 was $99,000, a decrease of $63,000, or 39%, from the six months ended June 30, 2011.

Interest expense is primarily related to our capital leases. Interest expense for the six months ended June 30, 2012 was zero, a decrease of $4,000 or 100%, from the six months ended June 30, 2011. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other expense for the six months ended June 30, 2012 was $44,000 as compared to other income of $49,000 for the six months ended June 30, 2011, a decrease of $93,000 or 190%. The decrease was primarily due to foreign exchange losses partially offset by an increase in legal settlements in connection with our anti-piracy enforcement efforts.

Income Tax Benefit

	Six months ended
	June 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Income tax benefit	$(902)	$(5,033)	$(4,131)	-82.1%

Income tax benefit for the six months ended June 30, 2012 was $0.9 million, compared to $5.0 million for the six months ended June 30, 2011. The change was the result of a decrease of $11.5 million in pre-tax losses for the six months ended June 30, 2012 and a decrease in our effective tax rate.  Our effective tax rate was 12% for the six months ended June 30, 2012 compared to 27% for the six months ended June 30, 2011. The change in our effective tax rate was a result of establishing a full valuation allowance against the deferred tax balances of our Korea operations and changes in the geographic distribution of our income.

Liquidity and Capital Resources

Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months.

Cash Flow Analysis

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $6.1 million for the six months ended June 30, 2012 compared to net cash used by operating activities of $2.0 million for the six months ended June 30, 2011, an increase of $8.1 million. Net cash provided by operating activities was primarily the result of the net loss as adjusted for depreciation, amortization and stock compensation expense as well as collection of accounts receivable, offset in part by decreases in net liabilities. The net loss totaled $6.4 million for the six months ended June 30, 2012 compared to net loss of $13.8 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, we incurred depreciation, amortization and stock compensation expense in the amount of $8.2 million, compared to $7.4 million for the six months ended June 30, 2011. Accounts receivable decreased by $16.3 million for the six months ended June 30, 2012, the result of increased installment sales in the fourth quarter of 2011, as compared to a decrease of $8.0 million for the six months ended June 30, 2011.  Accounts Payable decreased by $2.9 million for the six months ended June 30, 2012 primarily the result of more efficient cash management and the timing of cash expenditures compared to an increase of $2.8 million for the six months ended June 30, 2011.  The total amount of cash that was held by foreign subsidiaries as of June 30, 2012 was $13.8 million.  If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities was $6.1 million for the six months ended June 30, 2012, compared to net cash used of $7.4 million for the six months ended June 30, 2011, an increase of $13.5 million. This increase is primarily related to less spending on property and equipment associated with the expansion of our information technology systems and our facilities in the prior year period as well as the expiry of our short-term investments that were not reinvested.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $15,000 for the six months ended June 30, 2012 compared to $106,000 for the six months ended June 30, 2011. Net cash provided by financing activities during the six months ended June 30, 2012 primarily related to tax benefit of stock options exercised.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$9,539	$5,339	$4,130	$70	$—
Total	$9,539	$5,339	$4,130	$70	$—

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2012 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On April 9, 2012, the appellate court reversed the District Court’s grant of summary judgment in Google’s favor and remanded the case to the District Court for further consideration.  Discovery is currently under way and the District Court has set a trial date for December 3, 2012.  We have incurred, and will continue to incur material legal fees and other costs and expenses in pursuit of our claims against Google.

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

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The decision is immediately enforceable upon Langenscheidt posting of a bond. Langenscheidt has not posted a bond and is unlikely to post a bond as it would be responsible for costs and damages incurred by Rosetta Stone GmbH should the decision be reversed. We are vigorously defending this matter and have filed a notice of appeal with the Court of Appeals in Cologne. The range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims.  We also commenced a separate proceeding directed at the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark.  On June 19, 2012, the German Patent and Trademark Office rendered a decision in this proceeding denying our request to cancel Langenscheidt’s German trademark registration.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
10.1 +(1)	Second Amendment to the Rosetta Stone Inc. 2009 Omnibus Incentive Plan
10.2+ *	Severance and Release Agreement of Michael F. Fulkerson, effective June 28, 2012
10.3+ (2)	Letter Agreement of Pragnesh N. Shah, effective June 17, 2012,
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**

101.SCH**
XBRL Instance Document.
101.CAL**
XBRL Taxonomy Extension Schema.
101.DEF**
101.LAB**	XBRL Taxonomy Extension Calculation Linkbase.

101.PRE**	XBRL Taxonomy Extension Definition Linkbase.

*                                         Filed herewith

**                                  Furnished herewith

+                                         Identifies management contracts and compensatory plans or arrangements.

(1)         Incorporated by reference included as Appendix A of the Registrant’s Definitive Proxy Statement dated as of April 11, 2012.

(2)         Incorporated by reference to exhibit filed with Registrant’s Form 8-K dated as of June 18, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ STEPHEN M. SWAD

Stephen M. Swad
Chief Executive Officer

Date: August 9, 2012