Form 10-Q
period 2012-09-30
ROSETTA STONE INC
filed 2012-11-08
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 21,145,170 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,046	$106,516
Restricted cash	58	74
Short term investments	—	9,711
Accounts receivable (net of allowance for doubtful accounts of $1,299 and $1,951, respectively)	39,685	51,997
Inventory, net	6,765	6,723
Prepaid expenses and other current assets	6,306	7,081
Income tax receivable	9,750	7,678
Deferred income taxes	13	10,985
Total current assets	188,623	200,765
Property and equipment, net	16,983	20,869
Goodwill	34,867	34,841
Intangible assets, net	10,835	10,865
Deferred income taxes	123	8,038
Other assets	1,884	1,803
Total assets	$253,315	$277,181
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,959	$7,291
Accrued compensation	13,211	11,703
Other current liabilities	28,407	34,911
Deferred revenue	53,787	49,375
Total current liabilities	102,364	103,280
Long-term deferred revenue	4,002	2,520
Long-term deferred income taxes	8,102	—
Other long-term liabilities	213	176
Total liabilities	114,681	105,976
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,839 and 21,258 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	158,861	151,823
Accumulated income (loss)	(20,755)	19,082
Accumulated other comprehensive income	526	298
Total stockholders’ equity	138,634	171,205
Total liabilities and stockholders’ equity	$253,315	$277,181

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue:
Product	$42,462	$44,183	$127,534	$134,541
Subscription and service	21,817	20,019	67,006	53,381
Total revenue	64,279	64,202	194,540	187,922
Cost of revenue:
Cost of product revenue	7,858	7,862	24,087	25,430
Cost of subscription and service revenue	3,327	3,447	11,892	8,861
Total cost of revenue	11,185	11,309	35,979	34,291
Gross profit	53,094	52,893	158,561	153,631
Operating expenses
Sales and marketing	37,113	39,821	110,641	118,175
Research and development	5,177	4,991	17,944	17,829
General and administrative	14,474	14,115	41,050	42,731
Total operating expenses	56,764	58,927	169,635	178,735
Loss from operations	(3,670)	(6,034)	(11,074)	(25,104)
Other income and (expense):
Interest income	42	62	141	224
Interest expense	—	(1)	—	(5)
Other income (expense)	(27)	34	(71)	83
Total other income (expense)	15	95	70	302
Loss before income taxes	(3,655)	(5,939)	(11,004)	(24,802)
Income tax expense (benefit)	29,735	(4,762)	28,833	(9,794)
Net loss	$(33,390)	$(1,177)	$(39,837)	$(15,008)
Loss per share:
Basic	$(1.58)	$(0.06)	$(1.90)	$(0.72)
Diluted	$(1.58)	$(0.06)	$(1.90)	$(0.72)
Common shares and equivalents outstanding:
Basic weighted average shares	21,073	20,780	21,004	20,724
Diluted weighted average shares	21,073	20,780	21,004	20,724

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net loss	$(33,390)	$(1,177)	$(39,837)	$(15,008)

Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	230	(188)	205	313
Unrealized gain (loss) on available-for-sale securities	5	—	23	(16)
Other comprehensive income (loss)	235	(188)	228	297

Comprehensive loss	$(33,155)	$(1,365)	$(39,609)	$(14,711)

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,837)	$(15,008)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	6,208	4,977
Bad debt expense	1,335	709
Depreciation and amortization	6,230	6,439
Deferred income tax expense	26,940	471
Loss on disposal of equipment	752	18
Net change in:
Restricted cash	15	19
Accounts receivable	11,149	12,345
Inventory	1	1,361
Prepaid expenses and other current assets	785	1,371
Income tax receivable	(2,080)	(12,232)
Other assets	(78)	(208)
Accounts payable	(377)	738
Accrued compensation	1,476	(1,462)
Other current liabilities	(6,690)	(3,712)
Excess tax benefit from stock options exercised	—	(365)
Other long term liabilities	(44)	152
Deferred revenue	5,707	370
Net cash provided by (used in) operating activities	11,492	(4,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,939)	(7,908)
Proceeds from (purchases of) available-for-sale securities	9,711	(1,801)
Acquisition, net of cash acquired	—	(75)
Net cash provided by (used in) investing activities	6,772	(9,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	830	639
Tax benefit of stock options exercised	—	365
Payments under capital lease obligations	(5)	(6)
Net cash provided by financing activities	825	998
Increase (decrease) in cash and cash equivalents	19,089	(12,803)
Effect of exchange rate changes in cash and cash equivalents	441	114
Net increase (decrease) in cash and cash equivalents	19,530	(12,689)
Cash and cash equivalents—beginning of year	106,516	115,756
Cash and cash equivalents—end of year	$126,046	$103,067
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$—	$5
Income taxes	$3,487	$1,667
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$316	$653
Equipment acquired under capital lease	$—	$16

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries (“Rosetta Stone,” the “Company” or the “Successor”) develops, markets and supports a suite of language-learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name.  The Company’s software products are sold on a direct basis and through select retailers.  The Company provides its software applications to customers through the sale of product software and online subscriptions, domestically and in certain international markets.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2012 and December 31, 2011, the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  All references to September 30, 2012 or to the three and nine months ended September 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) requires that management make certain estimates and assumptions.  Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns, stock-based compensation, fair value of intangibles and goodwill, fair value of stock issued, inventory reserve, disclosure of contingent assets and liabilities and disclosure of contingent litigation.  Actual results may differ from these estimates.

Revenue Recognition

Revenue is primarily derived from the sale of product software and audio practice products, online software subscriptions and professional services. Professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines product software and dedicated conversational coaching. The Company recognizes revenue for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition (“ASC 985-605”).

Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable. Revenues from product software and audio practice products and online software subscriptions are recorded net of discounts.

Revenue is recognized from the sale of product software and audio practice products when the product has been delivered, assuming the remaining revenue recognition criteria have been met. Software products include sales to end-user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of software products are recognized as the products are shipped or downloaded, title passes, and the risks of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. A limited amount of software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end-user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives (“ASC 985-605-50”), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. The Company offers customers the ability to make payments for product software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Product software is provided to customers who purchase directly from the Company with a six-month right of return. The Company also allows its retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products (“ASC 985-605-15”), product revenue is reduced for estimated returns, which are based on historical return rates.

Revenue for software license agreements sold via online software subscriptions as hosting agreements are recognized in accordance with Accounting Standards Codification subtopic 985-605-05, Software: Revenue Recognition: Background (“ASC 985-605-05”). Revenue for online software subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between six and 12 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement and the subscription services are made available to the customer.

In connection with product software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, at no additional cost from one year of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

Revenue for online service subscriptions for dedicated conversational coaching is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically range from three months to 15 months. Rosetta Stone Version 4 TOTALe bundles, which include dedicated conversational coaching online services and product software, allow customers to begin their online services at any point during a registration window, which is six months from the date of purchase from the Company or an authorized reseller. Dedicated conversational coaching online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Accounts receivable and deferred revenue are recorded at the time a customer purchases the online services.

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

The Company has identified two deliverables generally contained in Rosetta Stone Version 4 TOTALe software arrangements. The first deliverable is the product software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. The Company allocates revenue between these two deliverables using the residual method based on the existence of VSOE for the undelivered service element. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language-learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, based on management’s assessment of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of any tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

Deferred Tax Valuation Allowance

The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2012.  When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding the realizability of these deferred tax assets.  In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies.  The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal.  Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of these jurisdictions.  The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized.  Any future release of valuation allowance may be recorded as a tax benefit increasing net income.

Fair Value of Financial Instruments

In 2008 and 2009, the Company adopted the provisions of ASC No. 820, “Fair Value Measurements.” The valuation techniques required by ASC No. 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

Based on these terms, the minimum additional cash payment is zero if none of the minimum revenue targets are met, and the maximum additional payment is $1.1 million.  For the three months ended September 30, 2012 and 2011, the Company made no additional payments in accordance with the terms of the purchase.

See table below for a summary of the opening balances to the closing balances of the contingent purchase consideration (in thousands):

	As of September 30,
	2012	2011

Contingent purchase price accrual, beginning of period	$300	$573
Minimum revenue target met, increase in contingent liability charged to expense in the period	—	—
Payment of contingent purchase liability	—	—
Contingent purchase price accrual, end of period	$300	$573

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of its short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of its acquisition of SGLC in 2009 (in thousands):

	Fair Value as of September 30, 2012 using:				Fair Value as of September 30, 2011 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs	September 30,	Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$—	$—	$—	$—	$8,211	$8,211	$—	$—
Total	$—	$—	$—	$—	$8,211	$8,211	$—	$—
Liabilities:
Contingent purchase price accrual	$300	$—	$—	$300	$573	$—	$—	$573
Total	$300	$—	$—	$300	$573	$—	$—	$573

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

Stock Options

During the nine months ended September 30, 2012, 577,745 stock options were granted at a weighted average exercise price of $9.82 per share. The aggregate grant date fair value of options issued during the period was $3.3 million, which will be recognized as expense over the requisite service period of the options, which is identical to the vesting period.  During the nine months ended September 30, 2011, 544,239 stock options were granted at a weighted average exercise price of $14.67 per share.  During the nine months ended September 30, 2012 and 2011, 111,093 and 181,778 stock options were exercised, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was approximately $1.3 million and $1.6 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2012 and 2011, the fair value of options granted was calculated using the following assumptions:

Nine Months Ended
September 30,
	2012	2011

Expected stock price volatility	65.0% - 66.1%	57.1% - 58.2%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	0.60% - 0.88%	0.95% - 2.35%

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

Restricted Stock

During the nine months ended September 30, 2012, 537,831 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $4.4 million, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is identical to the vesting period.  The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant. During the nine months ended September 30, 2011, 133,789 shares of restricted stock were granted.  The aggregate grant date fair value of the awards was $2.1 million.

Restricted Stock Units

During the nine months ended September 30, 2012, 42,230 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.5 million, which was recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.  During the nine months ended September 30, 2011, 17,471 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.2 million.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Cost of Revenue	$64	$14	$225	$34
Sales and marketing	320	322	753	856
Research & development	338	404	1,243	1,101
General and administrative	1,755	1,096	3,987	2,986
Total	$2,477	$1,836	$6,208	$4,977

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

Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the Company’s available-for-sale securities on total comprehensive loss (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(33,390)	$(1,177)	$(39,837)	$(15,008)
Foreign currency translation gain (loss)	230	(188)	205	313
Unrealized gain (loss) on available-for-sale securities	5	—	23	(16)
Total comprehensive loss	$(33,155)	$(1,365)	$(39,609)	$(14,711)

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising expense for the three and nine months ended September 30, 2012 was $16.9 million and $47.6 million, respectively, and for the three and nine months ended September 30, 2011 was $18.0 million and $53.1 million, respectively.

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

In July 2012, the FASB issued new guidance on the impairment testing of indefinite-lived intangible assets (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), effective for calendar years beginning after September 15, 2012.  Early adoption is permitted.  The objective of this standard is to simplify how an entity tests indefinite-lived intangible assets for impairment.  The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  Only if an entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired will it be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test.  The Company intends to adopt this guidance beginning in fiscal year 2013, and the adoption of such guidance is not anticipated to have a material impact on the Company’s reported results of operations or financial position.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(33,390)	$(1,177)	$(39,837)	$(15,008)
Denominator:
Weighted average number of common shares:
Basic	21,073	20,780	21,004	20,724
Diluted	21,073	20,780	21,004	20,724
Loss per common share:
Basic	$(1.58)	$(0.06)	$(1.90)	$(0.72)
Diluted	$(1.58)	$(0.06)	$(1.90)	$(0.72)

For the three and nine months ended September 30, 2012 and 2011, there were no common stock equivalent shares included in the calculation of the Company’s diluted net income per share.

For the three and nine months ended September 30, 2012, outstanding stock options, restricted stock units and restricted stock of 2.4 million, 87,000, and 0.7 million, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the three and nine months ended September 30, 2011, outstanding stock options, restricted stock units, and restricted stock of 2.2 million, 40,000, and $0.3 million, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

4. INVENTORY

Inventory consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$4,089	$2,458
Finished goods	2,676	4,265
Total inventory	$6,765	$6,723

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

The Company identified a change in its chief operating decision maker in 2012 and is evaluating the information that the new chief operating decision maker will use on a regular basis to measure profitability and allocate resources.  This may change the Company’s reportable units and may result in a reallocation of goodwill.

The following table represents the balance and changes in goodwill, by reporting unit, for the nine months ended September 30, 2012 (in thousands):

	Consumer	Institutional
	Operating	Operating
	Segment	Segment	Total

Balance as of December 31, 2011	$15,679	$19,162	$34,841
Effect of change in foreign currency rate	12	14	26
Balance as of September 30, 2012	$15,691	$19,176	$34,867

6. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	September 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$10,607	$—	$10,607	$10,608	$—	$10,608
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,846	(10,846)	—	10,842	(10,842)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(72)	228	300	(43)	257
Total	$24,218	$(13,383)	$10,835	$24,215	$(13,350)	$10,865

Amortization of intangible assets for the three months ended September 30, 2012 and 2011 totaled $10,000 and $24,000, respectively. For the three months ended September 30, 2012 and 2011, $10,000 and $10,000 was included in research and development expense and zero and $14,000 was included in sales and marketing expense, respectively.

Amortization of intangible assets for the nine months ended September 30, 2012 and 2011 totaled $30,000 and $71,000, respectively. For the nine months ended September 30, 2012 and 2011, $30,000 and $30,000 was included in research and development expense and zero and $41,000 was included in sales and marketing expense, respectively.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2012 and years thereafter (in thousands):

2012—remaining	$10
2013	40
2014	40
2015	40
2016	40
Thereafter	58
Total	$228

In accordance with Accounting Standards Codification topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the nine months ended September 30, 2012 or September 30, 2011.

7. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	September 30,	December 31,
	2012	2011
Marketing expenses	$12,358	$12,726
Professional and consulting fees	3,539	3,322
Sales return reserve	4,686	9,931
Sales, withholding, and property taxes payable	2,433	2,413
Other	5,391	6,519
	$28,407	$34,911

8. INCOME TAXES

In accordance with Accounting Standards Codification subtopic 740, Income Taxes, and Accounting Standards Codification subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine month period ended September 30, 2012 is based on the estimated annual effective tax rate for fiscal year 2012. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

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

During the period ended September 30, 2012, the Company closed its foreign examination resulting in no material audit assessment.  As of September 30, 2012, the Company has no ongoing income tax examinations.

As of September 30, 2012 and December 31, 2011, the Company had $0.2 million of unrecognized tax benefits which, if recognized, would decrease its effective tax rate.  These liabilities for unrecognized tax benefits are included in “Other Long Term Liabilities.”  Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision, which were zero at the adoption date, and are approximately $0.1 million as of September 30, 2012.

For the nine months ended September 30, 2012, the Company’s income tax expense increased due to the establishment of a full valuation allowance against the deferred tax assets related to the U.S, Brazil, and Japan resulting in the Company’s inability to recognize tax benefits associated with current year losses and foreign tax withholdings associated with the U.S. and certain foreign operations.

Valuation Allowance Recorded for Deferred Tax Assets

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. As of September 30, 2012, the analysis of the need for a valuation allowance on U.S. deferred tax assets considers that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a 3-year cumulative loss, a valuation allowance may be necessary.  In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome.  An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.

Consideration has been given to the following positive and negative evidence:

•                  Three-year cumulative evaluation period ending September 30, 2012 results in a cumulative U.S. pre-tax loss;

•                  from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S entity generated taxable income each year;

•                  the Company has a  history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•                  lengthy loss carryforward periods of 20-years for federal and most state jurisdictions apply; and

•                  through September 30, 2012 there are no federal jurisdiction net operating loss carryforwards.

Considering these and other relevant factors, the Company has concluded that the effect of the cumulative losses outweighs the positive evidence.  As a result, the Company recorded a non-cash charge to income tax expense of $23.1 million to establish a valuation allowance as of September 30, 2012 for the U.S.  The establishment of a valuation allowance has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments.

After evaluating operations in Brazil, the Company has recorded a non-cash charge to income tax expense of $0.4 million to establish a valuation allowance as of September 30, 2012.  While the Company anticipates future taxable income in Brazil, and there is no expiration period for net operating loss carryforwards, the recovery of the carryforwards is limited to a portion of taxable income each year making the length of time to recover the asset difficult to predict.

After evaluating the Japan operations, the Company has recorded a non-cash charge to income tax expense of $2.1 million.  While the Company anticipates future taxable income in Japan, recent losses and the expectation that the Japanese subsidiary will be in a three-year cumulative loss with no ability to carryback net operating losses and limited time to utilize net operating loss carryforwards, the Company has concluded that a full valuation allowance to reduce the deferred tax assets of the Japanese subsidiary should be recorded.

Evaluation of the remaining jurisdictions as of September 30, 2012 resulted in the determination that no additional valuation allowances were necessary at this time.  However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future.

As of September 30, 2012 the Company’s deferred tax liability was $8.2 million related to its goodwill and its indefinite lived intangibles.  As of December 31, 2011, the Company’s deferred tax asset was $19.0 million, net of a $7.2 million deferred tax liability related to the goodwill and indefinite lived intangibles.  The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

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

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants.  At September 30, 2012 there were 1,655,248 shares available for future grant under the 2009 Plan.

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

Stock Options

The following table summarized the Company’s stock option activity from January 1, 2012 to September 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value
Options Outstanding, January 1, 2012	2,223,749	$13.29	$7.14	$2,288,131
Options granted	577,745	9.82
Options exercised	(111,093)	7.47
Options cancelled	(271,364)	14.70
Options Outstanding, September 30, 2012	2,419,037	12.57	7.12	7,318,139
Vested and expected to vest at September 30, 2012	2,255,215	12.63	6.97	6,920,847
Exercisable at September 30, 2012	1,221,275	11.40	5.51	5,158,392

As of September 30, 2012, there was approximately $7.5 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.64 years.

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

Restricted Stock Awards

During the nine months ended September 30, 2012, 537,831 shares of restricted stock were granted. The aggregate grant date fair value of the awards was $4.4 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the vesting period. During the nine months ended September 30, 2012, 73,775 shares of restricted stock were forfeited.  As of September 30, 2012, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $5.5 million and is expected to be recognized over a period of 2.11 years.

The following table summarized the Company’s restricted stock award activity from January 1, 2012 to September 30, 2012:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Nonvested Awards, January 1, 2012	323,010	$18.22	$5,885,242
Awards granted	537,831	8.10
Awards vested	(88,995)	15.17
Awards cancelled	(73,775)	12.63
Nonvested Awards, September 30, 2012	698,071	11.37	$7,937,067

Restricted Stock Units

During the nine months ended September 30, 2012, 42,230 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.5 million, which was recognized as expense on the grant date, as the awards were immediately vested.   The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

10. STOCKHOLDERS’ EQUITY

At September 30, 2012, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.  At September 30, 2012, the Company had shares of common stock issued and outstanding of 21,839,319.

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

The following table summarizes future minimum operating lease payments for the remaining three months of 2012 and the years thereafter (in thousands):

Periods Ending December 31,
2012-remaining	$1,771
2013	5,041
2014	2,132
2015	649
2016 and thereafter	415
$10,008

Rent expense was $2.2 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively.  Rent expense was $7.3 million and $10.2 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company accounts for its leases under the provisions of Accounting Standards Codification topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.4 million at September 30, 2012. The deferred rent asset was zero at September 30, 2012. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Litigation

In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. The Company appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On April 9, 2012, the appellate court reversed the District Court’s grant of summary judgment in Google’s favor and remanded the case to the District Court for further consideration.  The case was settled pursuant to the terms of a confidential settlement agreement and dismissed with prejudice in October 2012.

On or about April 28, 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company’s violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011.  On March 16, 2011, the case was removed to the United States District Court for the Northern District of California.  In November 2011, the plaintiffs’ attorneys and the Company agreed to the mediator’s proposed settlement terms, and as a result, as of September 30, 2011, the Company reserved $0.6 million for the proposed settlement amount.  On September 28, 2012, the court ordered that certain procedural changes needed to be made to the settlement terms and the parties have agreed to these modifications.  The issues addressed by the court order do not affect the total amount of the settlement.  The Company disputes the plaintiffs’ claims and it has not admitted any wrongdoing with respect to the case.

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The decision is immediately enforceable upon Langenscheidt posting a bond, however, Langenscheidt has not posted the necessary bond and is unlikely to post a bond as it would be responsible for costs and damages incurred by Rosetta Stone GmbH should the decision be reversed. The Company is vigorously defending this matter and has filed a notice of appeal with the Court of Appeals in Cologne. A hearing on the appeal with the Court of Appeals of Cologne was held on October 5, 2012. The Court of Appeals of Cologne is expected to issue its decision in November 2012.  The range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims and appeal of any further decision.  The Company also commenced a separate proceeding directed at the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark.  On June 19, 2012, the German Patent and Trademark Office rendered a decision in this proceeding denying Rosetta Stone’s request to cancel Langenscheidt’s German trademark registration.  The Company has appealed that decision.

From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.

12. SEGMENT INFORMATION

Beginning in 2011, the Company was managed in two operating segments—Consumer and Institutional. These segments also represent its reportable segments. Management, including the chief operating decision maker, began to measure the performance of the Company’s operating segments in the first quarter of 2011 based upon operating segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. The Company does not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, and stock-based compensation. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company’s operating segments is not material.

With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

The Company identified a change in its chief operating decision maker in 2012 and is evaluating the information that the new chief operating decision maker will use on a regular basis to measure profitability and allocate resources.  This may change the Company’s reportable units and may result in a change to what the Company considers its operating segments to be.

Operating results by segment for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Consumer	$49,775	$48,712	$150,031	$141,994
Institutional	14,504	15,490	44,509	45,928
Total Revenue	$64,279	$64,202	$194,540	$187,922

Segment contribution:
Consumer	$20,465	$16,220	$62,934	$44,820
Institutional	7,115	8,874	21,660	28,060
Total segment contribution	27,580	25,094	84,594	72,880
Unallocated expenses, net:
Amortization of acquired intangibles	10	10	30	30
Stock-based compensation	2,302	1,654	5,847	4,489
Unallocated cost of sales	4,639	5,440	16,819	16,161
Unallocated sales and marketing	7,491	6,829	20,571	21,569
Unallocated research and development	4,829	4,577	16,672	16,698
Unallocated general and administrative	11,979	12,618	35,729	39,037
Total unallocated expenses, net	31,250	31,128	95,668	97,984
Operating loss	(3,670)	(6,034)	(11,074)	(25,104)
Other income, net	15	95	70	302
Loss before provision for income taxes	$(3,655)	$(5,939)	$(11,004)	$(24,802)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company’s products. The geographic locations of distributors and resellers who purchase and resell the Company’s products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$52,167	$51,708	$157,892	$146,396
International	12,112	12,494	36,648	41,526
Total Revenue	$64,279	$64,202	$194,540	$187,922

The information below summarizes long-lived assets by geographic area as of September 30, 2012 and 2011(in thousands):

	As of September 30,
	2012	2011
United States	$15,539	$19,150
International	1,444	2,730
Total	$16,983	$21,880

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

Overview

We are a leading provider of technology-based language-learning solutions. We develop, market, and sell language-learning solutions consisting of software, online services and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language-learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language-learning solutions in over 30 languages. Our customers include individuals, educational institutions, government agencies and corporations.

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

We generate revenue primarily from sales of product software, audio practice products, and online software subscriptions. Our continued growth depends, in part, on our ability to maintain strong brand recognition in order to generate sales from new customers. We continuously balance our need to achieve short-term financial goals with the equally critical need to invest in our products, our brand, our channels, and our infrastructure to ensure our future success. In making decisions about spending levels in our various functional organizations, we consider many factors, including:

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

•                  number of product software units sold;

•                  average revenue per product software unit;

•                  number of paid online learners;

•                  average revenue per paid online learner;

•                  direct marketing variables, including:

•                  print, television and radio media discounts and rates;

•                  the relevance of our advertising and website;

•                  online pay-per-click and other online advertising rates;

•                  email marketing campaigns;

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

We believe that our multi-channel marketing and distribution models are fundamental to our success. Specifically, we focus on educating customers about the many benefits of our products and services by leveraging our advertising, kiosk and third-party retailer networks in order to drive website and call center traffic.

On February 22, 2012, our board of directors promoted chief financial officer Stephen M. Swad, to president and chief executive officer (“CEO”). In connection with his new role, the CEO and his management team assessed the business. On May 8, 2012, at our Investor Day, the strategic focus of the management team through 2015 was discussed. The primary areas of focus are:

1.                                      leveraging the brand;

2.                                      innovating the platform; and

3.                                      expanding distribution.

In pursuing these priorities, we plan to balance margin with growth.  As this process evolves, we have and may record one-time expenses associated with transition to our new strategy.

Components of Our Statement of Operations

Revenue

We derive revenue from sales of language learning solutions consisting of product software, audio practice products, professional services, and online software subscriptions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our product software products and sold as a solution.

Revenue is primarily derived from the sale of product software and audio practice products, online software subscriptions and professional services. Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, which was released in July 2009, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September

2010, combines product software and dedicated conversational coaching. The content of our product software and subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience. We began bundling time-based subscription licenses of our web-based TOTALe services with product licenses of our Rosetta Stone Version 3 language learning solutions in the U.S. consumer market as part of our Rosetta Stone Version 4 TOTALe launch. As a result, we typically defer 10%-35% of each of these bundled sales over the term of the subscription license.

We sell our solutions directly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through our kiosks, which we operate, as well as through select third-party retailers. The majority of our consumer customers purchase our product software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different.

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

Cost of Product and Subscription and Service Revenue

Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. We believe cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We believe cost of revenue will also increase, as a percentage of revenue, in future periods as a result of our launch of Rosetta Stone Version 4 TOTALe and ReFLEX solutions in our international markets, which includes services that have higher direct costs to deliver to customers than previous versions of our product.  However, we are also exploring additional measures to further address coaching costs, including potentially limiting the number of studio sessions compared to our unlimited policy in our Version 4 TOTALe offering.

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

Sales and Marketing.  Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. In 2007, we began to make significant investments to expand our sales and marketing operations in Europe and Japan.  In 2009, we continued to make significant investments to expand our sales and marketing operations in South Korea, in 2010 we established our presence in Germany, and in 2011 we established an office in Brazil. In each case we established local sales offices, added employees and launched marketing and public relations campaigns within the region. We intend to continue to expand our sales activities within some of these regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States.  As part of our CEO’s assessment of our business as described above in the Overview section, we are evaluating the profitability and potential of each existing and new market.  As a result of this process, we consolidated our European presence to the London office and closed the German office in June 2012.  We expect sales and marketing expenses to continue to increase in future periods as we expand our operations in existing and new markets.

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

Income Tax Expense (Benefit)

For the nine months ended September 30, 2012, our worldwide effective tax rate was approximately (262%).  For the year ended December 31, 2011, our effective tax rate was approximately 29%.  The change in our effective tax rate was a result of establishing a full valuation allowance against the deferred tax liabilities related to our U.S. and certain foreign operations due to our inability to recognize tax benefits associated with current year losses and foreign tax withholdings associated with our operations in the U.S. and foreign affiliates.

We regularly evaluates the recoverability of its deferred tax assets and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

When assessing the realization of our deferred tax asset, we consider all available evidence, including:

•                  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•                  the carryforward periods for the net operating loss, capital loss, and foreign tax credit carryforwards;

•                  predictability of future operating profitability of the character necessary to realize the asset;

•                  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset; and

•                  the effect of reversing taxable temporary differences.

The evaluation of the recoverability of the deferred tax asset requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

The analysis of the need for a valuation allowance on U.S. deferred tax assets as of September 30, 2012 considers our cumulative loss over our three-year evaluation period. Consideration has also been given to the steps taken by new leadership to enhance profitability by cutting costs, the fact that through September 30, 2012 we were ahead of forecast at the beginning of the year, the lengthy period over which these net deferred assets can be realized, and our history of not having tax loss carryforwards in any jurisdiction expire unused.  Because historical cumulative losses carry significantly more weight than other evidence when evaluating a deferred tax asset and because the significant losses incurred, primarily in 2011 will continue to be included in the cumulative analysis for the next several quarters, we have concluded the cumulative losses outweigh the positive evidence.  As a result we have established a valuation allowance as of September 30, 2012 for the U.S. deferred tax assets.

The analysis of the need for a valuation allowance on Brazil deferred tax assets as of September 30, 2012 considers that while we anticipate future taxable income in Brazil, and there is no expiration period for net operating loss carryforwards, the recovery of the carryforwards is limited to a portion of taxable income each year making the length of time to recover the asset difficult to predict.  We have established a valuation allowance as of September 30, 2012.

The analysis of the need for a valuation allowance on Japan deferred tax assets as of September 30, 2012 considers anticipated future taxable income in Japan against evidence of recent losses and the expectation that the Japan subsidiary will be in a three-year cumulative loss with no ability to carryback net operating losses and limited time to utilize net operating loss carryforwards.  We have concluded that a full valuation allowance to reduce the deferred tax assets of the Japan subsidiary should be recorded and we have established a valuation allowance as of September 30, 2012.

Our evaluation of the Korea subsidiary as of September 30, 2012 has resulted in no change to our assessment from June 30, 2012, and the valuation allowance established as of June 30, 2012 remains the same at September 30, 2012.

Our evaluation of the remaining jurisdictions as of September 30, 2012 resulted in the determination that no valuation allowances were necessary at this time.  However, we will continue to assess the need for a valuation allowance against its deferred tax assets in the future.

The establishment of a valuation allowance has no effect on the ability to use the loss carryforwards and tax credits in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.

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

We have identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the product software, which is delivered at the time of sale, and the second deliverable is the dedicated conversational coaching online services. We allocate revenue between these two deliverables using the residual method based on the existence of VSOE. Amounts allocated to the software are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the online services are deferred and recognized on a straight-line basis over the term of the online services or upon expiry of the online services. The language learning software cost of sales are generally recognized at the time of sale. Costs for online services and sales and marketing are expensed as incurred.

Goodwill

In accordance with ASC 350, goodwill is not amortized and is tested for impairment annually on June 30th and whenever events and circumstances occur indicating goodwill might be impaired. Beginning in 2011, we began reporting our results in two reporting units—Consumer and Institutional and have allocated goodwill between these units. We first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, including goodwill. The second step measures the amount of impairment loss, if any. As of the last annual testing date, we reviewed the goodwill for impairment and determined that no impairment of goodwill was identified during any of the periods presented, nor are the reporting units at risk of failing step one of the goodwill impairment test.  If in any subsequent quarter, we identify events or changes in circumstances that could impact the fair value of our reporting units (e.g. dramatic decrease in our stock price), we will evaluate if impairment exists at that time.

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

•                                          Goodwill

•                                          Other Intangible Assets

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$42,462	$44,183	$(1,721)	-3.9%
Subscription and service	21,817	20,019	1,798	9.0%
Total revenue	64,279	64,202	77	0.1%

Cost of revenue
Cost of product revenue	7,858	7,862	(4)	-0.1%
Cost of subscription and service revenue	3,327	3,447	(120)	-3.5%
Total cost of revenue	11,185	11,309	(124)	-1.1%

Gross margin	53,094	52,893	201	0.4%

Operating Expenses:
Sales and marketing	37,113	39,821	(2,708)	-6.8%
Research and development	5,177	4,991	186	3.7%
General and administrative	14,474	14,115	359	2.5%
Total operating expenses	56,764	58,927	(2,163)	-3.7%

Loss from operations	(3,670)	(6,034)	2,364	39.2%

Other income and expense:
Interest income	42	62	(20)	-32.3%
Interest expense	—	(1)	1	100.0%
Other (expense) income	(27)	34	(61)	-179.4%
Total interest and other income (expense), net	15	95	(80)	-84.2%

Loss before income taxes	(3,655)	(5,939)	2,284	38.5%
Income tax expense (benefit)	29,735	(4,762)	(34,497)	-724.4%
Net loss	$(33,390)	$(1,177)	$(32,213)	-2736.9%

Comparison of the three months ended September 30, 2012 and the three months ended September 30, 2011

Our revenue increased to $64.3 million for the three months ended September 30, 2012 from $64.2 million for the three months ended September 30, 2011. The change in revenue is due to an increase in U.S. revenues of $0.5 million combined with a $0.4 million decrease in international revenue, over the prior year period.  Total consumer revenue increased $1.1 million, driven by an increase in the U.S consumer markets.  Institutional revenues decreased $1.0 million over the same period, impacted by a decline in our government channel. Bookings, calculated as revenue plus the change in deferred revenue, increased to $72.1 million for the three months ended September 30, 2012 from $66.1 million for the three months ended September 30, 2011.  The increase was due to a $5.3 million increase in consumer bookings, primarily in the U.S, and a $0.8 million increase in institutional bookings.

We reported an operating loss of $3.7 million during the three months ended September 30, 2012 compared to an operating loss of $6.0 million during the three months ended September 30, 2011.  The decrease in operating loss was primarily due to a decrease in operating expenses of $2.2 million and a slight increase in gross profit of $0.2 million.  The decrease in operating expenses was primarily related to a decrease of $3.3 million in kiosk related expenses as the number of worldwide kiosks decreased from 197 as of September 30, 2011 to 97 as of September 30, 2012, $1.2 million decrease in media and marketing activities related to prior year brand identity campaigns and Version 4 TOTALe launches in the U.K., Japan and Korea, and the ReFLEX launch in Korea, and a $0.2 million decrease in tradeshows.  These decreases in expenses were partially offset by a $2.5 million increase in non-kiosk personnel-related expenses primarily related to stock compensation and bonus expenses as a result of our improved financial performance over the prior year period.

As of September 30, 2012 and September 30, 2011 we employed approximately 1,500 and 1,800 personnel, respectively, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$35,130	54.6%	$31,177	48.6%	$3,953	12.7%
Kiosk	4,103	6.4%	6,987	10.9%	(2,884)	-41.3%
Retail	8,911	13.9%	9,015	14.0%	(104)	-1.2%
Homeschool	1,631	2.5%	1,533	2.4%	98	6.4%
Total consumer revenue	49,775	77.4%	48,712	75.9%	1,063	2.2%
Institutional	14,504	22.6%	15,490	24.1%	(986)	-6.4%
Total Revenue	$64,279	100.0%	$64,202	100.0%	$77	0.1%

Consumer Segment

In addition to sales of our traditional product software, our consumer customer base includes a growing number of learners who purchase predominantly online based offerings.  We have acquired these online learners primarily through our direct-to-consumer channel.  During the fourth quarter of 2012, we plan to expand these offerings into our kiosk and retail channels.  Accordingly, beginning in the third quarter of 2012, we began measuring the performance of our consumer segment using the following key business metrics within the consumer segment.

•                  Product software units. A unit is a product software license sold as either tangible packaged software or as an online download of product software.

•                  Average revenue per product software unit. Consumer revenues derived from product software units divided by the number of product software units sold in the same period.  Revenue from product software includes product revenue associated with product licenses in addition to service revenues associated with short-term online subscriptions that are bundled with our V4 TOTALe offering.  Approximately $36.00 to $49.00 in revenue per unit is derived from service revenues associated with this short-term online subscription.

•                  Paid online learners. The number of paid, active learners derived from the sale of a primarily online offering as of the end of a specified period.  Applicable online offerings include purchases of subscription-based licenses for RosettaStone TOTALe, ReFLEX subscriptions, and purchasers of our product software who subsequently purchase renewals of their short-term online services.

•                  Average revenue per paid online learner. Service revenues derived from paid online learners for a specified period divided by the average number of paid online learners during the same period, adjusted to a monthly rate. The average number of paid online learners for a period is calculated as the average of the beginning and ending number of paid online learners for the specified period.

The following table sets forth these unit and online learner metrics for each for the three months ended September 30, 2012 and 2011:

	Three months ended September 30		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except unit counts, per unit amounts, and percentages)

Product software revenue	$45,893	$46,477	$(584)	-1.3%
Paid online learner revenues	3,882	2,235	(1,647)	73.7%
Total consumer revenues	$49,775	$48,712	$1,063	2.2%

Product software units	146,452	134,271	12,181	9.1%
Total paid online learners	57,442	21,501	35,941	167.2%

Average revenue per product software unit	$313	$346	$(33)	-9.5%
Average monthly revenue per learner	$24	$39	$(15)	-38.5%

Consumer revenue was $49.8 million for the three months ended September 30, 2012, an increase of $1.1 million, or 2%, from the three months ended September 30, 2011.  Revenue from product software decreased $0.6 million, driven by a 10% decrease in the average revenue per unit which was partially offset by a 9% increase in units sold, compared to the prior year period.  The decrease in revenue per unit was the result of lower prices for our product software across all channels in the U.S. market.  Revenue from paid online learners increased $1.6 million, or 73%, driven by a 167% increase in the number of paid online learners from September 30, 2011 to September 30, 2012.  This increase was partially offset by a decrease in the average revenue per online learner due to continued testing of online products at different price points.

Our international consumer revenues decreased 8% during the three months ended September 30, 2012, compared to the prior year period.  In Germany, we have ceased sales of boxed product-license product and shifted to an online, subscription-only product.  Because of this shift, which resulted in the closure of our German kiosks and removing ourselves from all physical distribution channels, total units and revenues are below prior levels.  We also experienced weakness in our UK and Japan consumer channels compared to the prior year period.  The majority of our sales in our Korean subsidiary are generated by home shopping television networks, which generated increased sales compared to the prior year period.

Consumer bookings, calculated as consumer revenue plus the change in consumer deferred revenue, increased to $52.8 million for the three months ended September 30, 2012 from $47.5 million for the three months ended September 30, 2011.  The increase was due to a $6.5 million increase in U.S. consumer bookings, driven by higher sales volume on lower prices.  This increase was partially offset by a $1.2 million decrease in international consumer bookings.

Product revenue represented 81% of total consumer revenue for the three months ended September 30, 2012, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with product licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we typically defer 10% - 35% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

We are currently testing different go-to-market approaches for our online products. If we fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period. There was a $3.0 million increase in consumer deferred revenue during the three months ended September 30, 2012, which is primarily related to increased sales of exclusively online subscriptions.  In particular, we sold $0.8 million of online subscription products to Barnes & Noble, which are scheduled for launch in the fourth quarter as part of our strategy to expand our offerings of online subscription services.

Direct-to-Consumer

Direct-to-consumer revenue was $35.1 million for the three months ended September 30, 2012, an increase of $4.0 million compared to the three months ended September 30, 2011.  These results were driven by $4.2 million in growth in U.S. direct-to-consumer revenues offset by a $0.2 million decrease in our international direct-to-consumer business. Revenues from product software increased $2.3 million, or 8%, driven primarily by a 22% increase in unit sales, partially offset by a 12% decrease in the average revenue per unit, compared to the prior year period.  Revenues from paid, online learners increased $1.7 million, driven by growth in the number of customers who purchase online services. There was a $1.8 million increase in direct-to-consumer deferred revenue during the three months ended September 30, 2012, which is primarily related to sales of Rosetta Stone Version 4 TOTALe and other exclusive online subscriptions.

Kiosk

Kiosk revenue was $4.1 million for the three months ended September 30, 2012, a decrease of $2.9 million, or 41%, from the three months ended September 30, 2011. The primary driver of this change was a 51% decrease in the number of worldwide kiosks from 197 as of September 30, 2011 to 97 as of September 30, 2012.  We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Retail

Retail revenue was $8.9 million for the three months ended September 30, 2012, a decrease of $0.1 million or 1% from the three months ended September 30, 2011.  The decrease was driven by a 7% decline in the average revenue per unit of product software, offset by a 5% increase in the number of product software units sold.  There was a $1.4 million increase in retail deferred revenue during the three months ended September 30, 2012, which includes a $0.8 million stock-in of online products to Barnes & Noble as part of our strategy to expand our offerings of online products in the fourth quarter of 2012.

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

Home School

Home school revenue was $1.6 million for the three months ended September 30, 2012, an increase of $0.1 million or 6% from the three months ended September 30, 2011.  The increase is due to a 17% increase in the number of product software units sold, which was partially offset by a 9% decrease in the average revenue per unit.

Institutional Segment

Institutional revenue was $14.5 million for the three months ended September 30, 2012, a decrease of $1.0 million, or 6% compared to the three months ended September 30, 2011. We had a $1.4 million decrease in government revenue primarily due to the non-renewal of the U.S. Army and U.S. Marines Corps contracts in the prior year and a $0.6 million decrease in education revenue, largely attributable to a decline in Federal stimulus funding which drove sales of our network CD products.  These decreases were partially offset by a $1.1 million increase in corporate and nonprofit revenues as a result of a growing base of customers that have renewed their online subscriptions over time.

Institutional bookings, calculated as institutional revenue plus the change in institutional deferred revenue, increased to $19.4 million for the three months ended September 30, 2012 from $18.6 million for the three months ended September 30, 2011.  The increase was driven by growth in corporate and education sales, partially offset by a decline in our government channel.  We have recently added senior sales executives and sales representatives to this group to allow greater focus on growing this segment of the business.

Product revenue represented 13% of total institutional revenue for the three months ended September 30, 2012, and subscription and service revenue represented 87% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Product revenue	$42,462	66.1%	$44,183	68.8%	$(1,721)	-3.9%
Subscription and service revenue	21,817	33.9%	20,019	31.2%	1,798	9.0%
Total revenue	$64,279	100.0%	$64,202	100.0%	$77	0.1%

Product Revenue

Product revenue decreased $1.7 million, to $42.5 million during the three months ended September 30, 2012 from $44.2 million during the three months ended September 30, 2011.  Institutional product revenues decreased $1.7 million as a result of a shift from sales of product licenses to sales of renewing online subscriptions as well as a due to a decline in Federal stimulus funding which drove sales of our network CD product.  Consumer product revenue remained flat, as the increase in units was offset by lower prices in the U.S. consumer market on our Rosetta Stone Version 4 TOTALe product software bundle.

Service and Support Revenue

Subscription and service revenue increased approximately 9%, or $1.8 million, to $21.8 million for the three months ended September 30, 2012, from $20.0 million during the three months ended September 30, 2011. The increase in subscription and service revenues was due to a $1.0 million increase in consumer online service revenues, primarily related to a growing base of exclusively online subscription sales.  Institutional subscription and service revenues also increased $0.8 million related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$42,462	$44,183	$(1,721)	-3.9%
Subscription and service	21,817	20,019	1,798	9.0%
Total revenue	64,279	64,202	77	0.1%

Cost of revenue
Cost of product revenue	7,858	7,862	(4)	-0.1%
Cost of subscription and service revenue	3,327	3,447	(120)	-3.5%
Total cost of revenue	11,185	11,309	(124)	-1.1%

Gross profit	$53,094	$52,893	$201	0.4%

Gross margin percentages	82.6%	82.4%	0.2%

Cost of Product Revenue

Cost of product revenue remained at $7.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  As a percentage of product revenue, cost of product revenue increased to 19% for the three months ended September 30, 2012 compared to 18% for the prior year period. The net increases and decreases in cost were primarily attributable to a $0.1 million increase in expenses associated with building the product, and a $0.5 million increase in commissions due to an increase in the number of home shopping shows in the third quarter of 2012, offset by a $0.2 million decrease in expense associated with product support activities, $0.2 million decrease in payment processing fees, and a $0.3 million decrease in inventory obsolescence and scrap associated with the international Version 4 TOTALe launches in the prior year period. We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as we produce and ship fewer CDs. However, in that scenario, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging and develop and set up packaging for new products.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended September 30, 2012 was $3.3 million, a decrease of $0.1 million, or 4% from the three months ended September 30, 2011. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 15% for the three months ended September 30, 2012 compared to 17% for the prior year period. The decrease in cost was primarily attributable to $0.1 million decrease in expense associated with product support activities including personnel-related costs and third-party expenses for coaches, product support, and success agents.  We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX solutions in our international markets.  However, we are also exploring additional measures to further address coaching costs, including potentially limiting the number of studio sessions compared to our unlimited policy with our Version 4 TOTALe offering.

Operating Expenses

	Three months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Sales and marketing	$37,113	$39,821	$(2,708)	-6.8%
Research and development	5,177	4,991	186	3.7%
General and administrative	14,474	14,115	359	2.5%
Total operating expenses	$56,764	$58,927	$(2,163)	-3.7%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2012 were $37.1 million, a decrease of $2.7 million, or 7%, from the three months ended September 30, 2011. As a percentage of total revenue, sales and marketing expenses were 58% for the three months ended September 30, 2012, compared to 62% for the three months ended September 30, 2011. The dollar and percentage decreases in sales and marketing expenses were primarily attributable to our efforts to realign our marketing strategy in the U.S. and international markets. Media and marketing activities decreased by $1.1 million, primarily related to the launch of our new advertising campaign focused on promoting language learning and our brand as well as increased media associated with the launch of Version 4 TOTALe in the U.K., Japan, and Korea, as well as ReFLEX in Korea in the prior year period.  In addition, kiosk-related expenses decreased $3.3 million including rent and personnel costs as a result of closing 100 kiosks since September 30, 2011 as we have continued to evaluate our kiosk performance and close underperforming kiosk locations.  These decreases were partially offset by $2.3 million increase in non-kiosk related personnel-related expenses related to the creation of two new senior leadership positions in our Institutional and Consumer markets as well as bonus and stock-based compensation as a result of our improved financial performance year over year.  We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses were $5.2 million for the three months ended September 30, 2012, an increase of $0.2 million, or 4%, from the three months ended September 30, 2011. As a percentage of revenue, research and development expenses remained at 8% for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. The dollar increases were primarily attributable to a $0.3 million increase in payroll expenses.  Although salary and benefits compensation has decreased year over year as result of our restructuring efforts to better align our business, our bonus compensation has increased as a result of our improved financial performance year over year.  We have also experienced an increase in recruitment expenses of $0.1 million as we continue our search for a new chief product officer.  These increases are partially offset by a $0.2 million decrease in consulting expenses primarily related to ReFLEX projects in 2011.  We expect research and development expenses to remain flat in 2012.  We will continue to improve our TOTALe product and invest in our product platform enabling improved online learning, optimize ReFLEX, our English remediation solution for our Asian markets, and invest in digital platforms such as tablet devices, as well as support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were $14.5 million, an increase of $0.4 million, or 3%, from the three months ended September 30, 2011.  As a percentage of revenue, general and administrative expenses increased to 23% for the three months ended September 30, 2012 compared to 22% for the three months ended September 30, 2011. The dollar and percentage increases were primarily attributable to a $1.4 million increase in payroll expenses.  While our salary compensation and severance expenses decreased $0.7 million over the prior year period, our bonus and stock compensation increased $2.0 million as a result of our improved financial performance over the prior year period.  Additionally, bad debt increased $0.3 million related to an increased number of installment sales, and a $0.3 million increase in internally developed IT projects to support G&A functions.  This increase was partially offset by a $0.3 million decrease in hardware and software upgrades, hosting, and telephone expenses related to investment in our IT infrastructure and cost realignment initiatives during the prior period as well as a $0.4 million decrease in depreciation related to our Business Intelligence asset being fully depreciated early in the second quarter of 2012. During 2012, we are taking additional steps to reduce certain general and administrative expenses as well as realign our cost structure to help fund investments in areas of growth.  We expect that there will continue to be increases in general and administrative expenses to support our expansion into international markets.

Interest and Other Income (Expense)

	Three months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Interest Income	$42	$62	$(20)	-32.3%
Interest Expense	—	(1)	1	100.0%
Other Income (Expense)	(27)	34	(61)	-179.4%
Total other income (expense)	$15	$95	$(80)	-84.2%

Interest income represents interest earned on our cash, cash equivalents, and short-term investments. Interest income for the three months ended September 30, 2012 was $42,000, a decrease of $20,000, or 32%, from the three months ended September 30, 2011.

Interest expense is primarily related to our capital leases. Interest expense for the three months ended September 30, 2012 was zero, a decrease of $1,000, or 100%, from the three months ended September 30, 2011.

Other expense for the three months ended September 30, 2012 was $27,000 as compared to other income of $34,000 for the three months ended September 30, 2011, a decrease of $61,000 or 179%. The decrease was primarily due to foreign exchange losses partially offset by an increase in legal settlements in connection with our anti-piracy enforcement efforts.

Income Tax Expense (Benefit)

	Three months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$29,735	$(4,762)	$(34,497)	-724.4%

Income tax expense for the three months ended September 30, 2012 was $29.8 million, compared to a $4.8 million income tax benefit for the three months ended September 30, 2011. The change primarily related to a $25.6 million non-cash charge related to establishing a valuation allowance for our U.S., Japan, and Brazil operations, $7.9 million related to our inability to recognize tax benefits associated with current year losses in the U.S., Japan, Brazil, and Korea, and $0.9 million associated with foreign tax withholdings for which a benefit is not currently recognizable due to our U.S. valuation allowance.

Comparison of the nine months ended September 30, 2012 and the nine months ended September 30, 2011

	Nine months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$127,534	$134,541	$(7,007)	-5.2%
Subscription and service	67,006	53,381	13,625	25.5%
Total revenue	194,540	187,922	6,618	3.5%

Cost of revenue
Cost of product revenue	24,087	25,430	(1,343)	-5.3%
Cost of subscription and service revenue	11,892	8,861	3,031	34.2%
Total cost of revenue	35,979	34,291	1,688	4.9%

Gross margin	158,561	153,631	4,930	3.2%

Operating Expenses:
Sales and marketing	110,641	118,175	(7,534)	-6.4%
Research and development	17,944	17,829	115	0.6%
General and administrative	41,050	42,731	(1,681)	-3.9%
Total operating expenses	169,635	178,735	(9,100)	-5.1%

Loss from operations	(11,074)	(25,104)	14,030	55.9%

Other income and expense:
Interest income	141	224	(83)	-37.1%
Interest expense	—	(5)	5	100.0%
Other (expense) income	(71)	83	(154)	-185.5%
Total interest and other income (expense), net	70	302	(232)	-76.8%

Loss before income taxes	(11,004)	(24,802)	13,798	55.6%
Income tax expense (benefit)	28,833	(9,794)	(38,627)	-394.4%
Net loss	$(39,837)	$(15,008)	$(24,829)	-165.4%

Our revenue increased to $194.5 million for the nine months ended September 30, 2012 from $187.9 million for the nine months ended September 30, 2011.  The change in revenue is due to an increase in U.S. revenues of $11.5 million, partially offset by a $4.9 million decrease in international revenue, over the prior year period.  Total consumer revenue increased $8.0 million, driven by increases in the U.S consumer markets.  Institutional revenues decreased $1.4 million over the same period, impacted by a decline in our government channel.  Bookings, calculated as revenue plus the change in deferred revenue, increased to $200.4 million for the nine months ended September 30, 2012 from $188.4 million for the nine months ended September 30, 2011.  The increase was due to a $10.4 million increase in consumer bookings, primarily in the U.S, and a $1.7 million increase in institutional bookings.

We reported an operating loss of $11.1 million during the nine months ended September 30, 2012 compared to an operating loss of $25.1 million during the nine months ended September 30, 2011. The decrease in operating loss was primarily due to a decrease in operating expenses of $9.1 million and an increase in gross margin of $4.9 million.  The decrease in operating expenses was primarily related to a decrease of $9.3 million in kiosk related expenses as the number of worldwide kiosks decreased from 197 as of September 30, 2011 to 97 as of September 30, 2012, $5.4 million decrease in media and marketing activities related to prior year brand identity campaigns and Version 4 TOTALe launches in the U.K., Japan and Korea, as well as ReFLEX in Korea and Japan, a $1.4 million decrease in third-party services and a $0.7 million decrease in professional services primarily attributable to our efforts to realign our strategy in the U.S. and international markets.  Restructuring and other related expenses increased $1.8 million including severance expenses in the U.S. primarily in sales and marketing and research and development, the closing of our Germany office location, and the closing of several kiosks in Japan.  Additionally, non-kiosk personnel-related expenses increased $7.3 million primarily related to stock compensation and bonus expenses as a result of our improved financial performance over the prior year period.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Consumer:
Direct-to-Consumer	$102,919	52.9%	$94,016	50.0%	$8,903	9.5%
Kiosk	15,151	7.8%	21,668	11.5%	(6,517)	-30.1%
Retail	28,032	14.4%	22,352	11.9%	5,680	25.4%
Homeschool	3,929	2.0%	3,958	2.1%	(29)	-0.7%
Total consumer revenue	150,031	77.1%	141,994	75.6%	8,037	5.7%
Institutional	44,509	22.9%	45,928	24.4%	(1,419)	-3.1%
Total Revenue	$194,540	100.0%	$187,922	100.0%	$6,618	3.5%

Consumer Segment

In addition to sales of our traditional product software, our consumer customer base includes a growing number of learners who purchase predominantly online based offerings.  We have acquired these online learners primarily through our direct-to-consumer channel.  During the fourth quarter of 2012 we plan to expand these offerings into our kiosk and retail channels.  Accordingly, beginning in the third quarter of 2012, we began measuring the performance of our consumer segment using the following key business metrics within the consumer segment.

•                  Product software units.  A unit is a product software license sold as either tangible packaged software or as an online download of product software.

•                  Average revenue per product software unit. Consumer revenues derived from product software units divided by the number of product software units sold in the same period.  Revenue from product software includes product revenue associated with product licenses in addition to service revenues associated with short-term online subscriptions that are bundled with our V4 TOTALe offering.  Approximately $36.00 to $49.00 in revenue per unit is derived from service revenues associated with this short-term online subscription.

•                  Paid online learners. The number of paid, active learners derived from the sale of a primarily online offering as of the end of a specified period.  Applicable online offerings include purchases of subscription-based licenses for Rosetta Stone TOTALe, ReFLEX subscriptions, and purchasers of our product software who subsequently purchase renewals of their short-term online services.

•                  Average revenue per paid online learner. Service revenues derived from paid online learners for a specified period divided by the average number of paid online learners during the same period, adjusted to a monthly rate. The average number of paid online learners for a period is calculated as the average of the beginning and ending number of paid online learners for the specified period.

The following table sets forth these unit and online learner metrics for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except unit counts, per unit amounts, and percentages)

Product software revenue	$139,643	$136,531	$3,112	2.3%
Paid online learner revenues	10,388	5,463	4,925	90.2%
Total consumer revenues	$150,031	$141,994	$8,037	5.7%

Product software units	419,116	382,826	36,290	9.5%
Total paid online learners	57,442	21,501	35,941	167.2%

Average revenue per product software unit	$333	$357	$(24)	-6.7%
Average revenue per online learner	$27	$32	$(5)	-15.6%

Consumer revenue was $150.0 million for the nine months ended September 30, 2012, an increase of $8.0 million, or 6%, from the nine months ended September 30, 2011.  Revenue from product software increased $3.1 million, driven by a 10% increase in the number of units sold, partially offset by a 7% decrease in the average revenue per unit, compared to the prior year period.  Revenue from paid online learners increased $4.9 million, or 90%, driven by a 167% increase in the number of paid online learners during the nine months ended September 30, 2012, compared to the prior period.  This increase was partially offset by a decrease in the average revenue per online learner due to continued testing of online products at different price points.

Our international consumer revenues decreased 18% during the nine months ended September 30, 2012, compared to the prior year period.  Revenues declined in Japan as a result of a decision to increase pricing as well as due to our efforts to reduce our kiosk footprint and some shifts away from the lower margin retail channel.  The majority of our sales in our Korean subsidiary are generated by home shopping television networks. Sales of many educational products on home shopping networks were down, including our products.  We are working on changes to our go to market strategy, including changes in price and messaging to improve sales in this important channel.  In Germany, we have ceased sales of box product and shifted to an online, subscription-only product.  Because of this shift, which resulted in the closure of our German kiosks and removing ourselves from all physical distribution channels, total units and revenues are below prior year period levels.

Consumer bookings, calculated as consumer revenue plus the change in consumer deferred revenue, increased to $152.5 million for the nine months ended September 30, 2012 from $142.1 million for the nine months ended September 30, 2011.  The increase was due to an $18.3 million increase in U.S. consumer bookings, driven by higher sales volume on lower prices.  This increase was partially offset by a $7.9 million decrease in international consumer bookings.

Product revenue represented 80% of total consumer revenue for the nine months ended September 30, 2012, with the balance attributable to subscription and service revenue. We began bundling time-based subscription licenses of our web-based TOTALe services with product licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we typically defer 10% - 35% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

We are currently testing different go-to-market approaches for our online products. If we fully implement an offering based on our tests, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period. There was a $2.4 million increase in consumer deferred revenue during the nine months ended September 30, 2012, which is primarily related to increased sales of exclusively online subscriptions.  In particular, we sold $0.8 million of online subscription products to Barnes & Noble, which are scheduled for launch in the fourth quarter as part of our strategy to expand our offerings of online subscription services.

Direct-to-Consumer

Direct-to-consumer revenue was $102.9 million for the nine months ended September 30, 2012, an increase of $8.9 million, or 10% from the nine months ended September 30, 2011.  These results were driven by $12.7 million in growth in U.S. direct-to-consumer revenues offset by a $3.8 million decrease in our international direct-to-consumer business.  Revenues from product software increased $3.7 million, driven primarily by an 11% increase in unit sales, partially offset by a 6% decrease in the average revenue per unit, compared to the prior year period.  Revenues from paid online learners increased $5.2 million, or 107%, driven by growth in the number of customers who purchase online services. There was a $3.1 million increase in direct-to-consumer deferred revenue during the three months ended September 30, 2012, which is primarily related to sales of Rosetta Stone Version 4 TOTALe and other exclusive online subscriptions.

Kiosk

Kiosk revenue was $15.2 million for the nine months ended September 30, 2012, a decrease of $6.5 million, or 30%, from the nine months ended September 30, 2011.  The primary driver of this change was a 51% decrease in the number of worldwide kiosks from 197 as of September 30, 2011 to 97 as of September 30, 2012.  We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Retail

Retail revenue was $28.0 million for the nine months ended September 30, 2012, an increase of $5.7 million or 25% from the nine months ended September 30, 2011.  This increase was driven by a 26% increase in units sold during the nine months ended September 30, 2012, partially offset by a 1% decrease in the average revenue per unit.

We are actively working to reduce our business and financial exposures by working with key partners on how we could modify the way we do business together. We are considering, among other changes, changes to credit limits, payment terms, SKU reduction, store reduction or a change from terms to consignment. Discussions are ongoing and the ultimate outcome is unknown. Any change in credit limits or payment terms would have no immediate impact, however a change from terms to consignment could result in recording a charge in the period of the change and the issuance of a credit to the retailer for existing inventory previously purchased on terms. A change from terms to consignment could also result in a delay in the recognition of revenue on future shipments until existing inventory has been exhausted and sell through materializes. If the credit quality of a partner deteriorates, we may move to delay the recording of bookings until we receive cash.

Home School

Home school revenue was $3.9 million for the nine months ended September 30, 2012, which remained flat compared to the nine months ended September 30, 2011. The number of units sold increased 10%, compared to the prior year period, which was offset by a 10% decrease in the average revenue per unit.

Institutional Segment

Institutional revenue was $44.5 million for the nine months ended September 30, 2012, a decrease of $1.4 million, or 3%, compared to the nine months ended September 30, 2011.  Government revenues decreased $4.7 million primarily as a result of government budget cuts including the non-renewal of the U.S. Army and U.S. Marines Corps contracts in the prior year.  This decrease was partially offset by an increase of $3.5 million in corporate and nonprofit revenues, compared to the prior year period and is due to a shift from sales of product licenses to sales of renewing online subscriptions.  International institutional revenues also increased $2.0 million, or 50%, during the nine months ended September 30, 2012 compared to the prior year period, driven by increases in the UK, Korea, and our emerging markets in South America.

Institutional bookings, calculated as institutional revenue plus the change in institutional deferred revenue, increased to $48.0 million for the nine months ended September 30, 2012 from $46.3 million for the nine months ended September 30, 2011.  The increase was driven by growth in corporate and non-profit sales, partially offset by declines in our government and education channels. We have recently added senior sales executives and sales representatives to this group to allow greater focus on growing this segment of the business.

Product revenue represented 17% of total institutional revenue for the nine months ended September 30, 2012, and subscription and service revenue represented 83% for the same period.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. The following table sets forth revenue for products and subscription and services for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)

Product revenue	$127,534	65.6%	$134,541	71.6%	$(7,007)	-5.2%
Subscription and service revenue	67,006	34.4%	53,381	28.4%	13,625	25.5%
Total revenue	$194,540	100.0%	$187,922	100.0%	$6,618	3.5%

Product Revenue

Product revenue decreased $7.0 million to $127.5 million during the nine months ended September 30, 2012 from $134.5 million during the nine months ended September 30, 2011.  Institutional product revenues decreased $3.9 million as a result of a shift from sales of product licenses to sales of renewing online subscriptions as well as due to a decline in Federal stimulus funding which drove sales of our network CD product.  Consumer product revenue decreased $3.1 million driven by lower prices in the U.S. consumer market on our Rosetta Stone Version 4 TOTALe product software bundle.

Service and Support Revenue

Subscription and service revenue increased $13.6 million, or 26%, to $67.0 million for the nine months ended September 30, 2012. The increase in subscription and service revenues was due to an $11.1 million increase in consumer online service revenue related to Version 4 TOTALe as well as a growing base of exclusively online subscription sales.  Institutional subscription and service revenues also increased $2.5 million related to growth in the institutional customer base with renewing online subscriptions.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the nine months ended September 30, 2012 and 2011:

	Nine months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$127,534	$134,541	$(7,007)	-5.2%
Subscription and service	67,006	53,381	13,625	25.5%
Total revenue	194,540	187,922	6,618	3.5%

Cost of revenue
Cost of product revenue	24,087	25,430	(1,343)	-5.3%
Cost of subscription and service revenue	11,892	8,861	3,031	34.2%
Total cost of revenue	35,979	34,291	1,688	4.9%

Gross profit	$158,561	$153,631	$4,930	3.2%

Gross margin percentages	81.5%	81.8%	-0.3%

Cost of Product Revenue

Cost of product revenue for the nine months ended September 30, 2012 was $24.1 million, a decrease of $1.3 million, or 5% from the nine months ended September 30, 2011. As a percentage of product revenue, cost of product revenue remained at 19% for the three months ended September 30, 2012 compared to the prior year period. The dollar decrease in cost was primarily attributable to a $1.1 million decrease in inventory obsolescence and scrap associated with the international Version 4 TOTALe launches in the prior year period. We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as we produce and ship fewer CDs. However, in that scenario, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging and develop and set up packaging for new products.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the nine months ended September 30, 2012 was $11.9 million, an increase of $3.0 million, or 34% from the nine months ended September 30, 2011. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 18% for the nine months ended September 30, 2012 compared to 17% for the prior year period. The increase in cost was primarily attributable to our web-based service offerings in our Version 4 TOTALe and ReFLEX products that include a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions.  This increase in costs includes a $2.4 million increase in product support activities including personnel-related costs and third-party expenses for coaches, product support, and success agents.  We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX solutions in our international markets.  However, we are also exploring additional measures to further address coaching costs, including potentially capping the number of studio sessions compared to our current unlimited policy.

Operating Expenses

	Nine months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Sales and marketing	$110,641	$118,175	$(7,534)	-6.4%
Research and development	17,944	17,829	115	0.6%
General and administrative	41,050	42,731	(1,681)	-3.9%
Total operating expenses	$169,635	$178,735	$(9,100)	-5.1%

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2012 were $110.6 million, a decrease of $7.5 million, or 6%, from the nine months ended September 30, 2011. As a percentage of total revenue, sales and marketing expenses were 57% for the nine months ended September 30, 2012, compared to 63% for the nine months ended September 30, 2011. The dollar and percentage decreases in sales and marketing expenses were primarily attributable to our efforts to realign our marketing strategy in the U.S. and international markets. Media and marketing activities decreased by $5.4 million, primarily related to the launch of our new advertising campaign focused on promoting language learning and our brand as well as increased media associated with the launch of Version 4 TOTALe in the U.K., Japan, and Korea, and ReFLEX in Korea in the prior year period.  In addition, kiosk-related expenses decreased $9.3 million including rent and personnel costs as we have continued to evaluate our kiosk performance and close underperforming kiosk locations.  The number of worldwide kiosks decreased from 197 as of September 30, 2011 to 97 as of September 30, 2012. These decreases were partially offset by a $2.8 million increase in non-kiosk related personnel-related expenses related to the creation of two new senior leadership positions in our Institutional and Consumer markets, growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities, and bonus compensation as a result of our improved financial performance year over year.  Additional, tradeshow expenses increased $0.3 million primarily related to strategic sponsorships and partnerships with institutional sales in the U.S. and Korea and restructuring and other related expenses increased $0.9 million as we continue to re-align our resources with our business priorities.  We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, potentially closing additional underperforming kiosk locations.

Research and Development Expenses

Research and development expenses were $17.9 million for the nine months ended September 30, 2012, an increase of $0.1 million, or 1%, from the nine months ended September 30, 2011. As a percentage of revenue, research and development expenses remained flat at 9% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The dollar increase was primarily attributable to a $1.5 million increase in payroll expenses.  Although salary and benefits compensation decreased $0.4 million over the prior year period, we incurred an $0.8 million increase in severance expenses as a result of our restructuring efforts to better align our business as well as the separation of our chief technology officer in the second quarter of 2012 and an increase of $0.9 million in bonus compensation as a result of our improved financial performance year over year.  These expenses are offset primarily by a $0.9 million decrease in consulting expenses and $0.2 million decrease in stock photography primarily related to ReFLEX projects in 2011.  We expect research and development expenses to remain flat in 2012.  We will continue to improve our TOTALe product and invest in our product platform enabling improved online learning, optimize ReFLEX, our English remediation solution for our Asian markets, and continue to invest in digital platforms such as the iPad, as well as support institutional development initiatives.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 were $41.1 million, a decrease of $1.7 million, or 4%, from the nine months ended September 30, 2011. As a percentage of revenue, general and administrative expenses decreased to 21% for the nine months ended September 30, 2012 compared to 23% for nine months ended September 30, 2011. The dollar and percentage decreases were primarily attributable to a $2.5 million decrease in consulting expenses and a $0.7 million decrease in hardware and software upgrades, hosting, and telephone expenses related to investment in our IT infrastructure and cost realignment initiatives during the prior year period and a $0.6 million decrease in depreciation expense related to our Business Intelligence assets being fully depreciated early in the second quarter of 2012.  These decreases were partially offset by a $0.5 million increase in outside legal expenses in connection with our Google lawsuit and a $1.5 million increase in payroll expenses.  While our salary compensation and severance expenses decreased $1.6 million over the prior period, our bonus and stock compensation increased $2.8 million as a result of our improved financial performance over the prior year period.  During 2012, we are taking additional steps to reduce certain general and administrative expenses as well as realign our cost structure to help fund investments in areas of growth.  We expect that there will continue to be increases in general and administrative expenses to support our expansion into international markets.

Interest and Other Income (Expense)

	Nine months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Interest Income	$141	$224	$(83)	-37.1%
Interest Expense	—	(5)	5	100.0%
Other Income (Expense)	(71)	83	(154)	-185.5%
Total other income (expense)	$70	$302	$(232)	-76.8%

Interest income represents interest earned on our cash, cash equivalents, and short-term investments. Interest income for the nine months ended September 30, 2012 was $141,000, a decrease of $83,000, or 37%, from the nine months ended September 30, 2011.

Interest expense is primarily related to our capital leases. Interest expense for the nine months ended September 30, 2012 was zero, a decrease of $5,000 or 100%, from the nine months ended September 30, 2011. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

Other expense for the nine months ended September 30, 2012 was $71,000 as compared to other income of $83,000 for the nine months ended September 30, 2011, a decrease of $154,000 or 186%. The decrease was primarily due to foreign exchange losses partially offset by an increase in legal settlements in connection with our anti-piracy enforcement efforts.

Income Tax Expense (Benefit)

	Nine months ended
	September 30,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$28,833	$(9,794)	$(38,627)	-394.4%

Income tax expense for the nine months ended September 30, 2012 was $28.8 million, compared to a $9.8 million income tax benefit for the nine months ended September 30, 2011. The change primarily resulted from a $26.0 million non-cash charge associated with establishing a valuation allowance for our U.S. and foreign operations, $11.2 million related to our inability to recognize tax benefits associated with current losses in the U.S., Japan, Brazil, Korea and $1.4 million related to other items including foreign tax withholdings for which a benefit is not currently recognizable due to the U.S. valuation allowance.

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

Cash Flow Analysis

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $11.5 million for the nine months ended September 30, 2012 compared to net cash used by operating activities of $4.0 million for the nine months ended September 30, 2011, an increase of $15.5 million. Net cash provided by operating activities was primarily the result of the valuation allowance recorded in the third quarter of 2012 increasing deferred income tax provision and deferred tax liabilities by $18.8 million and $8.1 million, respectively and decreasing income tax receivable from $12.2 million for the nine months ended September 30, 2011 to $2.1 million for the nine months ended September 30, 2012.  This net increase in operating activities is offset partially by the net loss as adjusted for depreciation, amortization and stock compensation expense.  The net loss totaled $39.8 million for the nine months ended September 30, 2012 compared to net loss of $15.0 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, we incurred depreciation, amortization and stock compensation expense in the amount of $12.4 million, compared to $11.4 million for the nine months ended September 30, 2011.  The total amount of cash that was held by foreign subsidiaries as of September 30, 2012 was $16.0 million.  If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities was $6.8 million for the nine months ended September 30, 2012, compared to net cash used of $9.8 million for the nine months ended September 30, 2011, an increase of $16.6 million. This increase is primarily related to less spending on property and equipment associated with the expansion of our information technology systems and our facilities in the prior year period as well as the expiry of our short-term investments that were not reinvested.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2012 compared to $1.0 million for the nine months ended September 30, 2011.  Net cash provided by financing activities during the nine months ended September 30, 2012 primarily related to no tax benefit of stock options exercised in the third quarter of 2012.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$10,008	$5,777	$3,725	$506	$—
Total	$10,008	$5,777	$3,725	$506	$—

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2012 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On April 9, 2012, the appellate court reversed the District Court’s grant of summary judgment in Google’s favor and remanded the case to the District Court for further consideration.  The case was settled pursuant to the terms of a confidential settlement agreement and dismissed with prejudice in October 2012.

On or about April 28, 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class on January 21, 2011.  On March 16, 2011, the case was removed to the United States District Court for the Northern District of California.  In November 2011, the plaintiffs’ attorneys and ourselves agreed to the mediator’s proposed settlement terms, and as a result, as of September 30, 2011, we reserved $0.6 million for the proposed settlement amount.  On September 28, 2012, the court ordered that certain procedural changes needed to be made to the settlement terms and the parties have agreed to these modifications.  The issues addressed by the court order do not affect the total amount of the settlement.  We dispute the plaintiffs’ claims and have not admitted any wrongdoing with respect to the case.

On June 23, 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. On January 19, 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. However, no dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The decision is immediately enforceable upon Langenscheidt posting a bond however, Langenscheidt has not posted the necessary bond and is unlikely to post a bond as it would be responsible for costs and damages incurred by Rosetta Stone GmbH should the decision be reversed. We are vigorously defending this matter and has filed a notice of appeal and substantiated the appeal with the Court of Appeals in Cologne. A hearing on the appeal with the Court of Appeals of Cologne was held on October 5, 2012. The Court of Appeals of Cologne is expected to issue its decision in November 2012.  The range of any potential loss is not reasonably estimable at this time. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims and appeal of any further decision.  We also commenced a separate proceeding directed at the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark.  On June 19, 2012, the German Patent and Trademark Office rendered a decision in this proceeding denying our request to cancel Langenscheidt’s German trademark registration.  We have appealed that decision.

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

Date: November 8, 2012