Form 10-K
period 2012-12-31
ROSETTA STONE INC
filed 2013-03-07
CIK 1351285

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $169.0 million as of June 30, 2012 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

         As of February 22, 2013, there were 21,345,526 shares of common stock outstanding.

        Documents incorporated by reference:    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference into Part III.

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

 PART I

Item 1.    Business

Overview

        Rosetta Stone Inc. ("Rosetta Stone", "the Company", "we", or "us") is a leading provider of technology-based, language-learning solutions. We develop, market, and sell language-learning solutions consisting of software, online services, mobile applications and audio practice tools primarily under our Rosetta Stone brand. Our teaching method, which we call Dynamic Immersion, is designed to leverage the innate, natural language-learning ability that children use to learn their native language. Our courses are based on our proprietary interactive technologies and pedagogical content and utilize a sophisticated sequencing of images, text and sounds to teach a new language without translation or grammar explanation. We believe our award-winning solutions provide an effective, convenient and fun way to learn languages. We currently offer our self-study language-learning solutions in over 30 languages.

        Rosetta Stone Inc. was incorporated in Delaware in 2005 and completed our initial public offering in April 2009. Our operations are headquartered in Arlington, VA, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe.

        The strategic plan of the management team through 2015 includes three primary areas of focus:

  1.
  leveraging the brand;

  2.
  innovating the platform; and

  3.
  expanding distribution.

        In pursuing these priorities, we plan to balance margin with growth.

Business Segments

        During 2012, we had a change in our chief operating decision maker ("CODM"), which led to a fourth quarter change in what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, we have three operating segments, North America Consumer, Rest of World ("ROW") Consumer and Institutional. From the first quarter of 2011 through the third quarter of 2012 we had two operating segments, Consumer and Institutional. Prior to 2011 we operated as a single segment.

        The North America Consumer and ROW Consumer segments derive revenues from individuals and sales to retail partners. The North America Consumer segment includes sales made within the United States and Canada; the ROW Consumer segment includes sales made in countries other than the U.S. and Canada. The Institutional segment derives revenues from sales to educational institutions, government agencies and corporations worldwide.

        For additional information regarding our segments, see Note 15 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistent with our current operating segments and definition of segment contribution.

Products and Services

  Core Product Offering

        Our primary products include Rosetta Stone Version 4 TOTALe and Rosetta Stone TOTALe online. Version 4 TOTALe includes each of the components described below and is available as either tangible packaged software or as an online download of perpetual software. Rosetta Stone TOTALe online combines dedicated conversational coaching and an online software subscription and is available in a selection of time-based offers (e.g. three, six and 12 months durations). ReFLEX, a solution designed specifically for English learners who want to improve their listening and speaking skills, is sold as an online subscription in South Korea and Japan. The core Rosetta Stone language-learning solution offered in TOTALe online and Version 4 TOTALe is offered in over 30 languages under the Rosetta Stone brand. Each language currently has up to five levels and there are four different editions of our product: personal, enterprise, classroom and home school.

        Our solutions are available both in a perpetual format (CD-ROM or download) and by subscription online through our language-learning portal. For the year ended December 31, 2012, approximately 66% of our revenue was from CD-ROM or download sales while approximately 34% was from online subscriptions to both consumers and institutions.

        Our solutions include stand-alone sales and bundles of certain of the following components:

  •
  Rosetta Course is the self-study interactive language-learning curriculum that is the core component of the Rosetta Stone offering. The course consists of sequences of listening, speaking, reading, and writing interactions designed to teach, reinforce and test learners through our software program.

  •
  Rosetta Studio is a series of coach-led practice sessions that align with the curriculum in Rosetta Course. Studio sessions provide learners with the opportunity to practice what they have learned in Rosetta Course, by talking with a native-speaking coach and other learners.

  •
  Rosetta World is an interactive community of language learners. Rosetta World gives learners the opportunity to play games with other learners in a structured manner that reinforces what they have learned in Rosetta Course and Rosetta Studio.

  •
  Audio Companion is a series of digital audio files that contain lessons directly aligned to the Rosetta Stone curriculum, allowing users to practice and carry on their immersive experience when they are away from a computer. The lessons on the Audio Companion can be transferred to various audio platforms.

  •
  TOTALe Companion HD is a learning tool that provides access to Rosetta Course with the exception of the review and writing path steps, for use on tablet devices. TOTALe Companion HD includes our speech recognition technology.

  •
  TOTALe Companion includes a series of practice lessons which use images, audio and our speech recognition technology to help users refine their speaking skills while they are away from their computer.

  Product Developments

        Our product portfolio is a result of significant investment in product development over 20 years. Our product development focuses on both software and content development. Our development efforts include both creating new solutions and adding new languages to existing solutions. Our development team has specific expertise in speech recognition, interface design, immersion learning and instructional design.

        Our research and development expenses were $23.5 million, $24.2 million, and $23.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        We are evaluating changes to our products to strengthen our brand and improve the relevance of our offerings. We are developing our first set of products for children. In addition, we are enhancing our offering for educational organizations to expand our Institutional business. We intend to make our products more modular, flexible and mobile.

Distribution Channels

        Our global consumer distribution model comprises a mix of our call centers, websites, network of kiosks, select retail resellers, such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Costco, Groupon and Staples, home shopping networks such as GS Home Shopping in Korea and consignment distributors such as Navarre. We believe these channels complement each other, as consumers who have seen our direct-to-consumer advertising may purchase at our kiosks or retailers, and those who have seen our solutions demonstrated at our kiosks may purchase solutions through our retailers, websites or call centers.

        Direct to consumer.    Sales generated through either our websites or call centers.

        Retailers.    Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own kiosks and websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Costco, Groupon, Staples, and others outside of the U.S.

        Home School.    We promote interest in this market through advertising in publications focused on home schooling, attending local trade shows, seminars and direct mailings.

        Rosetta Stone Kiosks.    As of December 31, 2012, we operated 87 retail kiosks, including 57 full service retail outlets, in airports, malls and other strategic high-traffic locations in 19 states. As of December 31, 2012, we operated one kiosk in the United Kingdom, three in Japan, and 26 in South Korea.

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

        Educational Institutions.    These customers include primary and secondary schools.

        Federal Government Agencies and Not-for-Profit.    These customers include government agencies and organizations developing workforces to serve non-native speaking populations, offering literacy programs and preparing members for overseas missions.

        Corporations.    We promote interest in this market with onsite visits, trade show and seminar attendance, speaking engagements and direct mailings.

Sourcing and Fulfillment

        Our strategy is to maintain a flexible, diversified and low-cost manufacturing base for our prepackaged products. We use third-party contract manufacturers and suppliers to obtain substantially all our product and packaging components and to manufacture finished products. We believe that we have good relationships with our manufacturers and suppliers and that there are alternative sources in the event that one or more of these manufacturers or suppliers is not available. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with a view to ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.

        We package and distribute our products primarily from our fulfillment facility in Harrisonburg, Virginia. We also contract with third-party fulfillment vendors in Munich, Germany, and Tokyo, Japan.

Competition

        The Rosetta Stone brand is recognized as a leading technology-based, language-learning solution. The language-learning market is highly fragmented globally and consists of the following primary models: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio recordings and software that relies primarily on grammar and translation; and free online and mobile offerings that provide content and opportunities to practice writing and speaking.

        Our competitors include Berlitz International Inc., Simon & Schuster, Inc. (Pimsleur), Random House Ventures LLC (Living Language), Disney Publishing Worldwide and McGraw-Hill Education.

Seasonality

        Our business is affected by variations in seasonal trends. These variations are primarily related to increased sales of our products and services to consumers in the fourth quarter during the holiday selling season as well as higher sales to governmental and educational institutions in the second and third quarters. We sell to a significant number of our retailers, distributors and institutional customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year.

Intellectual Property

        Our ability to protect our core technology and intellectual property is critical to our success. We rely on a combination of measures to protect our intellectual property, including patents, trade secrets, trademarks, trade dress, copyrights and non-disclosure and other contractual arrangements.

        We have five U.S. patents, two foreign patents and several U.S. and foreign patents pending. Many of these pending patents relate to our language teaching methods.

        We hold a perpetual, irrevocable and worldwide license from the University of Colorado allowing us to use speech recognition technology for language-learning solutions. We entered into the license agreement in December 2006, and paid the University of Colorado an up-front license fee.

        We have registered a variety of trademarks, including Rosetta Stone, Rosetta World, Rosetta, Rosetta Course, Rosetta Studio, Rosetta Stone Language-Learning Success & global design, Audio Companion, Dynamic Immersion, The Fastest Way to Learn a Language. Guaranteed., Adaptive Recall, Contextual Formation, Simbio, the Rosetta Stone blue stone logo and design, the Rosetta Stone blue stone logo and design/Language-Learning Success, Rosettastone.com, Rosetta Stone TOTALe, rWorld, SharedTalk and TOTALe. All these trademarks are the subject of either registrations or pending applications in the United States, as well as numerous countries worldwide where we do business. We have applied to register our yellow color as a trademark with the United States Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we use today and those we develop in the future.

        We are registering or have registered in the United States all editions of our Version 3 TOTALe languages and ReFLEX. We have a registered copyright for the refreshed Rosetta Stone blue stone logo design in the United States. We intend to continue to strategically register copyrights in our various products.

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

Employees

        As of December 31, 2012, we had 1,550 total employees, consisting of 879 full-time and 671 part-time employees. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

Financial Information by Segment and Geographic Area

        For a discussion of financial information by segment and geographic area, see Note 15 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

        At December 31, 2012, we had net deferred tax assets of $30.1 million which was offset by a valuation allowance of $29.8 million for certain jurisdictions. We recorded the valuation allowance to reflect uncertainties about whether we will be able to realize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. We could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

Risks Related to Our Business

Our introduction of Rosetta Stone Version 4 TOTALe and ReFLEX has increased our costs as a percentage of revenue, and these and future product introductions may not succeed and may harm our business, financial results and reputation.

        We released Rosetta Stone Version 4 TOTALe and ReFLEX in various markets over the past few years. Rosetta Stone Version 4 TOTALe integrates our existing language-learning software solutions with web-based services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. ReFLEX integrates online language-learning software solutions to improve the listening and speaking skills of English learners with web-based services, which provide opportunities for practice with dedicated language conversation coaches and other language learners. These language coach services have a much higher cost as a percentage of revenue than our software solutions and remain a risk factor due to the growth of these offerings as a percentage of our sales. We offer Rosetta Stone Version 4 TOTALe primarily by bundling the web-based services of TOTALe with our software and audio offerings. At the same time, we expect to provide augmented, free peer-to-peer language practice. The services associated with Rosetta Stone Version 4 TOTALe and ReFLEX have decreased our margins. Rosetta Stone Version 4 TOTALe sells at a higher price per unit than our Version 3 software solutions and customers may not choose to engage with conversation coaches or be willing to pay higher prices to do so. Rosetta Stone Version 4 TOTALe and ReFLEX have also presented new management and marketing challenges that differ from the challenges we faced in our previous business. In addition, we are now required to defer recognition of a portion of each sale of Version 4 TOTALe and ReFLEX in connection with the subscription terms of our online socialization services. We cannot assure you that Rosetta Stone Version 4 TOTALe and

ReFLEX will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended. If Rosetta Stone Version 4 TOTALe and/or ReFLEX are not successful, our business, financial results and reputation may be harmed. We anticipate having to make investments in new products in the future, such as a children's product, and we may incur significant expenses without achieving the anticipated benefits of our investment or preserving our brand and reputation. Investments in new products and technology are speculative, the development cycle for products may exceed planned estimates and commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Customers may not perceive our latest offerings as providing significant new value and may reduce their purchases of our offerings, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all.

Our introduction of an English remediation solution targeting intermediate learners in Asia may not succeed and may harm our business, financial results and reputation.

        We introduced our English remediation solution, ReFLEX, in South Korea and Japan over the past two years. This solution targets more advanced English learners in Asia, and provides learners with foundational phonetic skills needed to properly hear and produce distinctions that are present in English, but absent in Asian languages. This online solution carries some lower price points than our full Rosetta Stone Version 4 TOTALe language-learning solution and may cannibalize sales of our Version 4 solution in Asia. We have devoted significant capital, personnel and management attention to develop and launch the English remediation offering, including related research and development expenses, and incurring marketing expenses relating to the launch. This product has presented new management and marketing challenges. Consumer demand for ReFLEX in South Korea and Japan has not been as high as we projected. We cannot assure you that the English remediation solution will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended.

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

        We generate substantially all of our revenue from our language-learning solutions, and we expect that we will continue to depend upon language-learning solutions for substantially all of our revenue in the foreseeable future. Because we are dependent on our language-learning solutions, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in our language-learning software products declines, or if consumer interest in learning foreign languages in general declines, we would likely experience a significant loss of sales. Some of the potential developments that could negatively affect interest in and demand for language-learning software products include:

  •
  a decline in international travel; and

  •
  changes in U.S. or international laws or policies making it more difficult for foreign persons to visit or take up residence in the United States.

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

We depend on discretionary consumer spending in the consumer segment of our business. Adverse trends in general economic conditions, including retail and online shopping patterns, airport traffic or consumer confidence, as well as numerous other external consumer dynamics may compromise our ability to generate revenue.

        The success of our business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt our sales and profitability. For our retail business, we depend on the continued popularity of physical stores and malls to generate customer traffic for retailers such as Barnes & Noble, Best Buy, Books-A-Million, Costco, and Staples which sell our products and our retail mall-based kiosks. We also depend on continued airline travel to generate traffic for our retail kiosks located in airports. Decreases in physical store, mall or airport retail traffic adversely affect our consumer sales and our profitability and financial condition. In addition, an increase in the taxation of online sales could result in reduced online purchases or reduced margins on such sales. Furthermore, consumers may defer purchases of our solutions in anticipation of new products or new versions from us or our competitors.

Because a significant portion of our sales are made to or through retailers and distributors, none of which have any obligation to sell our products, the failure or inability of these parties to sell our products effectively could hurt our revenue and profitability.

        We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are highly concentrated on a small group, including Amazon.com, Barnes & Noble, Best Buy, Books-A-Million, Costco, Groupon, Navarre, and Staples. Sales to or through our retailers and distributors accounted for approximately 17% of our revenue for the year ended December 31, 2012, compared to 14% for the year ended December 31, 2011.

        We have no control over the amount of products that these retailers and distributors purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers and distributors will not promote competitors' products over our products or enter into exclusive relationships with competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a potentially significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether. As evidenced by the bankruptcy and liquidation of Borders, book stores and other traditional physical retailers are experiencing diminished foot traffic and sales. Reduced customer foot traffic in these stores is likely to reduce their sales of our products. In addition, if one or more of these bookstores or other retailers or distributors are unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts. Any bankruptcy, liquidation, insolvency or other failure of any of these retailers or distributors could result in significant financial loss and cause us to lose revenue in future periods.

Product returns and pricing concessions could exceed our estimates, which would diminish our reported revenue.

        In the United States, we offer consumers who purchase our packaged software and audio practice products directly from us six-month unconditional full money-back. We also permit some of our retailers and distributors to return packaged products, subject to certain limitations. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could hurt our reported financial results.

        We continue to test changes to the pricing and delivery methods of our products. If we reduce our prices or our method of delivery as a result of successful tests in an effort to increase sales volume and overall market penetration, we may provide our retailers and distributors with price protection on existing inventories, which would allow these retailers and distributors a credit against amounts owed with respect to unsold packaged product under certain conditions. These price protection reserves could be material in future periods. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models.

        The intense competition we face in the sales of our language learning solutions and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease.

Intense competition in our industry may hinder our ability to generate revenue and may diminish our margins.

        The market for foreign language-learning solutions is rapidly evolving, highly fragmented and intensely competitive, and we expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced gross margins and loss of market share. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition worldwide or in select local markets. The resources of these competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements, reduce prices to win new customers and offer free language-learning software or online services. We may not be able to compete successfully against current or future competitors.

        As the market for foreign language solutions continues to develop, a number of other companies with greater resources than ours could attempt to enter the market or increase their presence by acquiring or forming strategic alliances with our competitors or our distributors or by introducing their own competing products. These companies and their products may be superior to any of our current competition. We have also seen increased competition from imitation products which are lower priced, lower quality products that attempt to capitalize on the popularity of our products by utilizing similar packaging and marketing materials. In addition, we see increased competition from community practice providers which provide low priced entry points for consumers interested in learning languages. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively with any of these new entrants to the market.

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

        Presently there are a number of free online language applications and websites offering limited vocabulary lists, grammar explanations and tips, and crowd sourced text translations. In addition, there are some online services offering limited free lessons and learning tools, including one sponsored by the U.S. Department of Education to help immigrants learn English. Many of these websites offer free language practice opportunities with other language learners. If these free products and applications become more sophisticated and competitive or gain widespread acceptance by the public, demand for our solutions could decline.

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

  •
  drive traffic to our websites, call centers, distribution channels and kiosks; and

  •
  convert customer inquiries into actual orders.

        Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of product and brand name awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.

        Some of our radio, television and print advertising has been through the purchase of "remnant" advertising segments. These segments are random time slots and publication dates that have remained unsold and are offered at discounts to advertisers who are willing to be flexible with respect to time slots. There is a limited supply of this type of advertising and the availability of such advertising may decline or the cost of such advertising may increase. In addition, if we increase our marketing budget we cannot assure you that we can increase the amount of remnant advertising at the discounted prices we have obtained in the past. If any of these events occur, we may be forced to purchase time slots and publication dates at higher prices, which will increase our costs.

        We also seek new customers through our online marketing efforts, including paid search listings, banner ads, text links and permission-based e-mails, as well as our affiliate and reseller programs and we engage in an active public relations program, including through social media sites such as Facebook and Twitter.

        We opportunistically adjust our mix of marketing programs to acquire new customers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of customers with similarly effective sources, or if the cost of our existing sources increases, our customer levels and marketing expenses may be adversely affected.

Our business depends on our Rosetta Stone brand, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed.

        We believe that market awareness of our Rosetta Stone brand in the United States has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Rosetta Stone brand is critical to maintaining our competitive advantage. As we continue to grow our business, expand our products and services and extend our geographic reach, maintaining the quality and consistency of our language-learning solutions, and thus the quality of our brand, may be more difficult. In addition, software piracy and trademark infringement may harm our Rosetta Stone brand by undermining our reputation for quality software programs. We must continue to update our marketing communications in order to maintain and enhance our brand awareness and the value of our brand. Failure to do so may result in a decrease in brand value and related sales.

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

        Our business strategy contemplates stabilizing the losses we have experienced in international markets in order to prepare for future growth and expansion into international markets. We are currently augmenting and optimizing certain of our website direct sales channels in Europe, Asia and Latin America. In addition, we are continuing to selectively expand and optimize our indirect sales channels in Europe, Asia and Latin America through retailer and distributor arrangements with third parties. If we are unable to stabilize losses in our international operations successfully and in a timely manner, our ability to subsequently pursue our growth strategy will be impaired. Such stabilization and expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally to the extent we expect.

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

  •
  difficulties with establishing successful sales channels;

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

        Our success depends in part upon the continued adoption by institutions and potential customers of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering courses online. If the acceptance of technology-based education does not continue to grow, our ability to continue to grow our institutional business could be impaired.

If there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools, other education providers, or government agencies, we could lose revenue.

        Many of our institutional customers are colleges, universities, primary and secondary schools, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools, or other education providers or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could hurt our overall gross margins.

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

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. The process of developing new high technology products, services and applications and enhancing existing products, services and applications is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, the number of individuals who access the internet through devices other than a personal computer, such as tablet computers, mobile devices, televisions and set-top box devices, has increased dramatically and this trend is likely to continue. Our products and services may not work or be viewable on these devices because each manufacturer or distributor may establish unique technical standards for such devices. With the exception of TOTALe Companion, we have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices, and new devices and new platforms are continually being released. Accordingly, we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services that respond to these or other technological developments and changing customer needs, such as the demand for products designed for children, cost effectively, we may lose market share and revenue and our business could suffer.

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

        We are currently involved in efforts to stabilize losses in our international business and aim to ultimately expand our operations internationally, grow our institutional business, and move our business more online, which has strained our managerial, operational, financial and other resources.

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

If we move our consumer business substantially online and sell our solutions pursuant to a monthly, quarterly or other subscription fee, rather than an upfront fee, our revenue, results of operations and cash flow will be negatively impacted in the short term.

        Historically, we have predominantly sold our packaged software programs for a single upfront fee and recorded 65-90% of the revenue at the time of sale. We are delivering more of our solutions online pursuant to different duration subscription fees. Selling in this manner will result in substantially less cash and revenue from the initial sale to the customer and could have a substantially negative impact on our revenue, results of operations and cash flow in the short term.

A transition to more online offerings may not be successful, if we are not able to attract and retain customers, which could adversely affect our business and financial performance.

        Our ability to attract customers to online offerings will depend in part on our ability to consistently provide our customers with a valuable and quality experience for learning languages. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain customers. Customers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services providing a better value or experience, or customer service issues not being satisfactorily resolved. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. If too many customers cancel our service, we may be required to incur significantly higher marketing and advertising expenditures than we currently anticipate to replace these customers. We expect to derive an increasing portion of our revenues in the future from subscriptions to our cloud-based offerings. This subscription model prices and delivers our products in a way that differs from the historical pricing and delivery methods of our language learning solutions. These changes reflect a shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including a lag in sales, dissatisfaction from perpetual license customers, difficulty setting optimal pricing that could negatively affect sales and/or earnings, revenues that decline over the short or long term, confusion among our customers, resellers and investors and higher than forecasted costs.

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

        The number of worldwide kiosks decreased 50% from 174 as of December 31, 2011 to 87 as of December 31, 2012. In 2012, based on our evaluation of historical and forecasted kiosk sales performance and profitability, we significantly reduced the size of our worldwide kiosk program, in addition to continually reviewing the performance of remaining kiosk locations.

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

        We rely on internal systems and external systems, networks and databases maintained by us and third-party providers to process customer orders, handle customer service requests, and host and deliver our internet-based language- learning solutions, including our online language courses and Rosetta Stone TOTALe, and our SharedTalk online peer-to-peer collaborative and interactive community. Any damage, interruption or failure of our systems, networks and databases could prevent us from processing customer orders and result in degradation or interruptions in delivery of our products and services. Notwithstanding our efforts to protect against interruptions in the availability of our e-commerce websites and internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In addition, we do not have complete redundancy for all of our systems. We do not maintain real-time back-up of all of our data, and in the event of system disruptions, we could experience loss of data which could cause us to lose customers and could harm our reputation and cause us to face unexpected liabilities and expenses. If we continue to expand our business, we will put additional strains on these systems. If we move additional product features to online systems or more of our business online, all of these considerations will become more significant.

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

We may be subject to legal liability for Cloud-based online services and for data security breaches which could compromise our information technology network security, trade secrets and customer data.

        Rosetta Stone TOTALe enables individuals to exchange information and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in an adverse manner.

        In addition, the amount of data we store for our users on our servers (including personal information) will increase as we increase our Cloud based offerings. Any systems failure or compromise of our security that results in the release of our users' data could seriously limit the adoption of our products and services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer as well as increase the number of countries where we operate.

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

        Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and services and gain access to our networks and data centers. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks. Sophisticated organizations or individuals may launch targeted attacks using novel methods to gain access to computers running our software. These threats may result in breaches of our network or data security, disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or other negative impacts on our business.

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

        Possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer information. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

We are exposed to risks associated with credit card and payment fraud, and with credit card processing and alternative payment methods, which could cause us to lose revenue.

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

        From time to time, credit card processing fees may increase as a result of rate changes by the payment processing companies or changes in our business practices which increase the fees on a cost-per-transaction basis. Such increases may adversely affect our results of operations.

        We are subject to rules, regulations and practices governing our accepted payment methods which could change or be reinterpreted to make it difficult or impossible for us to comply. A failure to comply with these rules or requirements could make us subject to fines and higher transaction fees and we could lose our ability to accept these payment methods. Our business and results of operations could be adversely affected if these changes were to occur.

        We accept payment methods other than payment cards, particularly in some areas of the world. As our service continues to evolve and expand internationally, we will likely continue to explore accepting various forms of payment, which may have higher fees and costs than our currently accepted payment methods. If more consumers use higher cost payment methods, our payment costs could increase and our financial results could suffer.

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

Our sales to U.S. government agencies subject us to special risks that could adversely affect our business.

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

        Our planned expansion of products and services will generate more varied sources of revenue than our existing business. In the fourth quarter of 2011, we made announcements regarding our business, including evolving from a CD-ROM based desktop software model to digital services, combining self-study with live online conversational coaching in a multi-device platform. In 2012, we transitioned our distribution to more online in the consumer business. The accounting policies that apply to these sources of revenue may be more complex than those that apply to our traditional products and services. In addition, we may change the manner in which we sell our software licenses, and such change could cause delays in revenue recognition in accordance with accounting standards. Under these accounting standards, even if we deliver products and services to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product or service until a future period when all the conditions necessary for revenue recognition have been satisfied. If we move more of our consumer business online we will also collect less cash from our initial transactions with consumers which could substantially decrease our revenues in the short term. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value, requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer or material customer acceptance criteria.

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

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure, which could impair our financial performance.

        Our operating results are subject to fluctuations in foreign currency exchange rates. We currently do not attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. In the future, we might choose to engage in foreign currency hedging transactions. If the foreign currency hedging markets are negatively affected by clearing and trade execution regulations imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the cost of hedging our foreign exchange exposure could increase.

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

Changes in applicable accounting principles could negatively affect our financial performance.

        Our financial statements are prepared in accordance with generally accepted accounting principles adopted in the United States ("GAAP") and are subject to interpretation by the SEC and the Financial Accounting Standards Board ("FASB"). A change in GAAP or interpretations of GAAP can have a negative effect on our reported financial results and even retroactively affect previously reported results. The FASB is currently working together with the International Accounting Standards Board ("IASB") on several projects to align accounting principles internationally. These efforts by the FASB and IASB could change the accounting principles applicable to us and result in materially worse financial results for us in areas including, but not limited to, principles for recognizing revenue.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

        Under GAAP, we review our goodwill and indefinite lived intangible assets for impairment at least annually and when there are changes in circumstances. Factors that may be considered a change in circumstances include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. We may therefore be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite lived intangible assets is determined, resulting in a negative effect on our results of operations.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

        We are subject to tax in multiple U.S. and foreign tax jurisdictions. If certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned or by changes in the valuation of our deferred tax assets and liabilities.

Our investment portfolio may become impaired by deterioration of the capital markets.

        We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. As of December 31, 2012, our cash consisted of highly liquid, investments with a original maturities of three months or less and demand deposits with financial institutions. If financial market conditions worsen in the future, investments in some financial instruments may suffer from market liquidity and credit problems. We cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Catastrophic events may disrupt our business and may not be manageable under our Crisis Management Policy.

        We rely on our network infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. A disruption, infiltration or failure of these systems or third-party hosted services that we rely on for some of our business systems could, in the event of a major earthquake, fire, flood, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event, cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers' orders. We have developed certain disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.

        The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

        We rely upon the ability of consumers to access certain of our language learning solutions through the Internet. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

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

        We have five issued patents in the United States and two foreign patents. We have several patent applications on file in the United States and other countries. However, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which are not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, we have not emphasized patents as a source of significant competitive advantage and have instead sought to primarily protect our proprietary rights under laws affording protection for trade secrets, copyright and trademark protection of our products, brands, trademarks and other intellectual property where available and appropriate. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. In addition, these protections may not be adequate to prevent our competitors or customers from copying or reverse- engineering our products. Third parties could copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our intellectual property, which would decrease demand for our products. In addition, our patents may not provide us with any competitive advantages and the patents of others may seriously impede our ability to conduct our business.

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

        We own several federal trademark registrations, including registrations of the Rosetta Stone mark, hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the United States and overseas. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.

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

        We own several domain names that include the terms Rosetta Stone and Rosetta World. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Third parties also may acquire country specific domain names in the form of Country Code Top Level Domains which include our trademarks and which prevent us from operating country specific websites from which customers can view our products and engage in transactions with us. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Recently, ICANN (the Internet Corporation for Assigned Names and Numbers), the international authority over top-level domain names, expanded the number of generic Top Level Domains ("TLDs") which allow companies and organizations to create additional Web addresses that appear to the right of the "dot," such as the long-standing TLDs, ".com," ".gov" and ".org." ICANN may also add additional TLDs in the future. As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business or reputation. Moreover, attempts may be made to register our trademarks as new TLDs or as domain names within the selected new TLDs and we will have to make efforts to enforce our rights against such registration attempts.

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

        As of December 31, 2012, funds affiliated with ABS Capital Partners beneficially owned in the aggregate shares representing approximately 23% of our outstanding voting power. Two managing members of the general partner of ABS Capital Partners currently serve on our board of directors. Additionally, as of December 31, 2012, Norwest Equity Partners VIII, LP, or Norwest, beneficially owned in the aggregate shares representing approximately 15% of our outstanding voting power. One managing member of the general partner of Norwest currently serves on our board of directors. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

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

Our stock price is volatile, and changes in net revenue, margin or earnings shortfalls or the volatility of the market generally could cause the market price of our stock to decline.

        The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control and which could adversely affect our operations and operating results. A number of factors may affect the market price for our common stock, including: shortfalls in revenue, margins, earnings or key performance metrics, confusion on the part of industry analysts and investors about the impact of our subscription offerings, shortfalls in the number of subscribers, changes in analyst estimates or recommendations, new product announcements by competitors, seasonal variations in demand, loss of a large customer, variations in competitors' financial performance and regulatory or macro-economic effects.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Arlington, Virginia, where we sublease approximately 31,281 square feet of space. The term of this sublease was amended in the fourth quarter of 2012 and runs through December 31, 2018.

        We continue to lease approximately 8,038 square feet of additional space in Arlington, Virginia, with lease terms ending August 31, 2013. We intend to occupy this space until the end of the lease term.

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

        We also lease space for our one full service retail outlet in Virginia, and small offices in Boulder, Colorado, Tokyo, Japan, San Paulo, Brazil, Seoul, South Korea, and London, United Kingdom. Our Boulder office serves as a research and development location while our Tokyo, San Paulo, Seoul and London offices serve as regional sales offices.

        As of December 31, 2012, we also had site licenses for 87 kiosks. Most of our kiosk site licenses have terms of one to 89 months and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds have been achieved. These site licenses generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses. Some of the site licenses also contain early termination options, which can be exercised by us or the licensor under certain conditions.

Item 3.    Legal Proceedings

        In July 2009, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon our trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing our trademark infringement lawsuit against Google. We appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. In April 2012, the appellate court reversed the District Court's grant of summary judgment in Google's favor and remanded the case to the District Court for further consideration. The case was settled pursuant to the terms of a confidential settlement agreement and dismissed with prejudice in October 2012.

        In April 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class in January 2011. In March 2011, the case was removed to the United States District Court for the Northern District of California. In November 2011, the parties agreed to a mediator's proposed settlement terms, and as a result, as of September 30, 2011, we reserved $0.6 million for the proposed settlement amount. We dispute the plaintiffs' claims and have not admitted any wrongdoing with respect to the case.

        In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG ("Langenscheidt") in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH's use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH's use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys' fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH's product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt's trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. We have continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November 2012 and we have moved to have a further appeal heard before the German Federal Supreme Court. We also commenced a separate proceeding for the cancellation of Langenscheidt's German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt's German trademark registration. We have appealed that decision and a hearing on the appeal is scheduled to be held in April 2013 before the German Federal Patent Court. We cannot predict the timing and ultimate outcome of this matter, however we believe the range of possible loss is immaterial to our financial statements. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims and appeals.

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

	High	Low
Year ended December 31, 2012
Fourth Quarter	$13.27	$10.52
Third Quarter	14.28	9.26
Second Quarter	14.69	9.50
First Quarter	10.50	6.95
Year ended December 31, 2011
Fourth Quarter	$11.00	$6.55
Third Quarter	16.12	8.92
Second Quarter	16.15	12.57
First Quarter	21.94	12.57

        On February 22, 2013, the last reported sales price of our common stock on the NYSE was $12.53 per share. As of that date, there were approximately 233 holders of record of our common stock.

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

Stockholder Return Performance Presentation

        The following graph compares the change in the cumulative total stockholder return on our common stock during the period from April 16, 2009 (the first day our stock began trading on the NYSE) through December 31, 2012, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on April 16, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

 COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among Rosetta Stone Inc., the NYSE Composite Index, and SIC code 7372 index

*
$100 invested on 4/16/09 in stock or 3/31/09 in index, including reinvestment of dividends. Fiscal Year ending December 31.

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from Rosetta Stone Inc. audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2012(1)	2011(2)	2010	2009(3)	2008(4)
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$273,241	$268,449	$258,868	$252,271	$209,380
Cost of revenue	48,910	49,116	38,999	33,427	28,676

Gross profit	224,331	219,333	219,869	218,844	180,704

Operating expenses:
Sales and marketing	151,646	161,491	130,879	114,899	93,384
Research and development	23,453	24,218	23,437	26,239	18,387
General and administrative	55,262	62,031	53,239	57,182	39,577
Lease abandonment	—	—	(583)	(8)	1,831

Total operating expenses	230,361	247,740	206,972	198,312	153,179

Income (loss) from operations	(6,030)	(28,407)	12,897	20,532	27,525
Other income and expense:
Interest income	187	302	262	159	454
Interest expense	—	(5)	(66)	(356)	(891)
Other (expense) income	3	142	(220)	112	239

Interest and other income (expense), net	190	439	(24)	(85)	(198)

Income (loss) before income taxes	(5,840)	(27,968)	12,873	20,447	27,327
Income tax expense (benefit)	29,991	(7,980)	(411)	7,084	13,435

Net income (loss)	(35,831)	(19,988)	13,284	13,363	13,892
Preferred stock accretion	—	—	—	—	—

Income (loss) attributable to common stockholders	$(35,831)	$(19,988)	$13,284	$13,363	$13,892

Income (loss) per share attributable to common stockholders:
Basic	$(1.70)	$(0.96)	$0.65	$0.89	$7.29

Diluted	$(1.70)	$(0.96)	$0.63	$0.67	$0.82

Common shares and equivalents outstanding:
Basic weighted average shares	21,045	20,773	20,439	14,990	1,905

Diluted weighted average shares	21,045	20,773	21,187	19,930	16,924

Other Data:
Stock-based compensation included in:
Cost of sales	$288	$55	$39	$34	$2
Sales and marketing	1,185	1,932	774	999	153
Research and development	1,547	2,448	1,181	5,959	482
General and administrative	4,989	7,918	2,393	15,158	953

Total stock-based compensation expense	$8,009	$12,353	$4,387	$22,150	$1,590

Intangible amortization included in:
Cost of sales	$—	$—	$—	$—	$13
Sales and marketing	—	45	58	42	3,003
Research and development	40	40	—	—	—

Total intangible amortization expense	$40	$85	$58	$42	$3,016

(1)
As discussed in Note 15, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea, Brazil, and Japan subsidiaries and the U.S.

(2)
As discussed in Note 10, on January 4, 2011 the Company's Board of Directors approved the Rosetta Stone Inc Long-Term Incentive Program ("LTIP") and then subsequently cancelled the LTIP on November 30, 2011, resulting in $4.9 million additional operating expense.

(3)
In April, 2009 shares of common stock were awarded to key employees as part of the IPO resulting in $18.8 million of additional operating expense.

(4)
Sales and marketing expenses include amortization expense of intangible assets related to customer relationships associated with the 2006 acquisition of Fairfield & Sons, Ltd. These intangible assets were fully amortized by January 2009.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$148,190	$106,516	$115,756	$95,188	$30,626
Total assets	275,855	277,181	276,474	225,442	138,818
Deferred revenue	63,416	51,895	47,158	26,106	15,744
Notes payable and capital lease obligation	5	12	—	—	9,910
Total stockholders' equity	$144,603	$171,205	$178,316	$156,435	$79,071

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

        We derive our revenues from sales to both individual consumers and organizations. Our global consumer distribution model comprises a mix of our call centers, websites, network of kiosks, select retail resellers, such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco, home shopping networks such as GS Home Shopping, Inc. in Korea and consignment distributors such as Navarre. Our institutional distribution model is focused on targeted sales activity primarily through a direct sales force in four markets: schools, colleges and universities; federal government agencies; corporations; and not-for-profit organizations.

        The strategic plan of the management team through 2015 includes three primary areas of focus:

  1.
  leveraging the brand;

  2.
  innovating the platform; and

  3.
  expanding distribution.

        In pursuing these priorities, we plan to balance margin with growth.

        During 2012, we had a change in our chief operating decision maker (CODM), which led to a fourth quarter change to what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, we have three operating segments, North America Consumer, ROW Consumer and Institutional. From the first quarter of 2011 through the third quarter of 2012 we had two operating segments, Consumer and Institutional. Prior to 2011 we operated as a single segment.

        As we focus on balancing growth and margin, we will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our CODM. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution improved from 35% for the year ended December 31, 2011 to 41% for the year ended December 31, 2012. The improvement in North America Consumer segment contribution is due to an increase in revenue of $15.3 million; this achievement is consistent with the goal established by management at the onset of 2012 to stabilize the U.S. consumer market. ROW Consumer segment contribution improved $1.8 million from the year ended December 31, 2011 to the year ended December 31, 2012 driven by a reduction in sales and marketing expense of $12.3 million, primarily the result of kiosk closures. Institutional segment contribution decreased to $25.9 million, or 43%, for the year ended December 31, 2012 as compared to $34.3 million, or 57%, for the year ended December 31, 2011 primarily due to an increase in sales and marketing expense related to the addition of sales staff to this group. As our institutional sales team gains traction we anticipate an improvement in contribution margin.

        For additional information regarding our segments, see Note 15 of Item 8, Financial Statements and Supplementary Data. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistent with our current operating segments and definition of segment contribution.

Business Metrics

        Beginning in 2012 management used the following key business metrics to measure the success of our combined North America and ROW Consumer segments. Management does not review these metrics at a disaggregated segment level.

  •
  Product software units.  A unit is a perpetual software license sold as either tangible packaged software or as an online download.

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

  •
  Average revenue per paid online learner.  Service revenues derived from paid online learners for a specified period divided by the average number of paid online learners during the same period, adjusted to a monthly rate. The average number of paid online learners for a quarter is calculated as the average of the beginning and ending number of paid online learners for the specified period. The average number of paid online learners for a year-to-date period is calculated as the average of the average number of paid online learners for quarters included in the specified year-to-date period.

        The following table sets forth these unit and online learner metrics for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per unit amounts)
Product software revenue	$198,075	$199,963	$197,996
Paid online learner revenues	14,999	8,063	6,267
Total consumer revenues	$213,074	$208,026	$204,263
Product software units	629,779	585,774	526,455
Total paid online learners	68,393	26,567	16,762
Average revenue per product software unit	$315	$341	$376
Average revenue per online learner	$26	$35	$35

  Product software

        Product software revenue includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads in future periods. There is no difference in price between the two options.

        Revenue from product software decreased $1.9 million from the year ended December 31, 2011 to the year ended December 31, 2012, driven by a 8% decrease in the average revenue per unit, partially offset by a 8% increase in the number of units sold, compared to the prior year period. Revenue from product software increased $2.0 million from the year ended December 31, 2010 to the year ended December 31, 2011, driven by an 11% increase in the number of units sold offset by a 9% decrease in the average revenue per unit, compared to the prior year period. Average revenue per product software unit has decreased as we have experimented with different price points and promotional offerings since the introduction of Version 4 TOTALe in 2010 including distribution partnerships within the daily deals market. The increase in product software units is due to our expansion into international markets and decreasing price points.

  Paid online learners

        Revenue from paid online learners increased $6.9 million from the year ended December 31, 2011 to the year ended December 31, 2012, driven by a 157% increase in the number of paid online learners as of December 31, 2012, compared to the prior period. This increase was partially offset by a decrease in the average revenue per online learner due to continued testing of online products at different price points. Revenue from paid online learners increased $1.8 million from the year ended December 31, 2010 to the year ended December 31, 2011, driven by a 58% increase in the number of paid online learners as of December 31, 2011, compared to the prior period.

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

        Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines product software and dedicated conversational coaching. The content of our product software and subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience. We bundle time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone language learning solutions in the North America Consumer market. As a result, we typically defer 10%-35% of each of these bundled sales over the term of the subscription license.

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

        Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2012 accounted for 29% of our annual revenue in 2012. Our institutional revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.

  Cost of Product and Subscription and Service Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We believe cost of revenue will also increase, as a percentage of revenue, in future periods as a result of our launch of Rosetta Stone Version 4 TOTALe and ReFLEX solutions in our international markets, which includes services that have higher direct costs to deliver to customers than previous versions of our product. However, we are also exploring additional measures to further address coaching costs, including limiting the number of studio sessions in our Version 4 TOTALe offering, and unbundling such sessions from our product software offering.

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

        Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks and commissions paid to our sales personnel. We intend to continue to expand our sales activities within some of our existing regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States. As part of business assessment in 2012, we are evaluating the profitability and potential of each existing and new market. As a result of this process, we consolidated our European presence to the London office and closed the German office in June 2012. We expect sales and marketing expenses to continue to increase in future periods as we seek to stabilize and expand our operations in existing and new markets.

        Research and Development.    Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to modifying and expanding our product portfolio through the addition of new content and new complementary products and services to our language learning solutions. We expect our investment in research and development expenses to increase in future years as we restructure operations to optimize research and development initiatives and deliver new products that will provide us with significant benefits in the future.

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

  Income Tax Expense (Benefit)

        Income tax expense (benefit) consists of federal, state and foreign income taxes. For the year ended December 31, 2012, our worldwide effective tax rate was approximately 514%. The income tax expense in 2012 was primarily due to an increase in the valuation allowance of $29.9 million relating to operations in the U.S. and certain foreign jurisdictions.

        We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

        When assessing the realization of our deferred tax assets, we consider all available evidence, including:

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the carryforward periods for the net operating loss, capital loss, and foreign tax credit carryforwards;

  •
  predictability of future operating profitability of the character necessary to realize the asset;

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets; and

  •
  the effect of reversing taxable temporary differences.

        The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

        The analysis of the need for a valuation allowance on U.S. deferred tax assets as of December 31, 2012 considers our cumulative loss over our three-year evaluation period. Consideration has also been given to the steps taken by new leadership to enhance profitability by cutting costs, the fact that through December 31, 2012 we were ahead of forecast at the beginning of the year, the lengthy period over which these net deferred assets can be realized, and our history of not having tax loss carryforwards in any jurisdiction expire unused. Because historical cumulative losses carry significantly more weight than other evidence when evaluating a deferred tax assets and because the significant losses incurred, primarily in 2011 will continue to be included in the cumulative analysis for the next several quarters, we have concluded the cumulative negative evidence of losses outweighs the positive evidence. As a result we have concluded that the valuation allowance established as of September 30, 2012 for the U.S. deferred tax assets remained at December 31, 2012.

        The analysis of the need for a valuation allowance on Brazil deferred tax assets as of December 31, 2012 considers that while we anticipate future taxable income in Brazil, and there is no expiration period for net operating loss carryforwards, the recovery of the carryforwards is limited to a portion of taxable income each year making the length of time to recover the asset difficult to predict. We have established a valuation allowance as of December 31, 2012.

        The analysis of the need for a valuation allowance on Japan deferred tax assets as of December 31, 2012 considers anticipated future taxable income in Japan against evidence of recent losses and the expectation that the Japan subsidiary will be in a three-year cumulative loss with no ability to carryback net operating losses and limited time to utilize net operating loss carryforwards. We have concluded that a full valuation allowance to reduce the deferred tax assets of the Japan subsidiary should be recorded and we have established a valuation allowance as of December 31, 2012.

        Our evaluation of the Korea subsidiary as of December 31, 2012 has resulted in no change to our assessment from June 30, 2012, and the valuation allowance established as of June 30, 2012 remains the same at December 31, 2012.

        Our evaluation of the remaining jurisdictions as of December 31, 2012 resulted in the determination that no valuation allowances were necessary at this time. However, we will continue to assess the need for a valuation allowance against its deferred tax assets.

        The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period, and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.

Critical Accounting Policies and Estimates

        In presenting our financial statements in conformity with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

  Revenue Recognition

        Our primary products include Rosetta Stone TOTALe online and Rosetta Stone Version 4 TOTALe. Rosetta Stone TOTALe online combines an online software subscription with conversational coaching and is available in a selection of time-based offers (e.g. three, six and 12 months durations). Version 4 TOTALe includes a TOTALe online subscription bundled with perpetual software available as a CD-ROM or download. Rosetta Stone TOTALe online was released in July 2009 and Rosetta Stone Version 4 TOTALe was released in September 2010. We also derive revenue from the sale of audio practice products and professional services, which include training and implementation services.

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts. We recognize revenue for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        For multi-element arrangements that include TOTALe online subscriptions bundled with auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, we allocate revenue to all deliverables based on their relative selling prices in accordance with Accounting Standard Codification (ASC) subtopic 605-25—Revenue Recognition—Multiple-Element Arrangements ("ASC 605-25"). We have identified two deliverables generally contained in sales of Rosetta Stone TOTALe online software subscriptions. The first deliverable is the auxiliary items, which are delivered at the time of sale, and the second deliverable is the online services.

        For Rosetta Stone Version 4 TOTALe, which is a multi-element arrangement that includes perpetual software bundled with the subscription and conversational coaching components of our TOTALe online service, we allocate revenue to all deliverables based on vendor-specific objective evidence of fair value, or VSOE, in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition—Multiple-Element Arrangements ("ASC 985-605-25"). We have identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the perpetual software, which is delivered at the time of sale, and the second deliverable is the subscription service. We allocate revenue between these two deliverables using the residual method based on the existence of VSOE of the subscription service.

        Revenue for online service subscriptions including conversational coaching is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically range from three months to 15 months. Rosetta Stone Version 4 TOTALe bundles, which include an online service subscription including conversational coaching and packaged software, allow customers to begin their online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. Online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between six and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.

        Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, we defer revenue until the customer receives the product because we legally retain a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

        We offer customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from our company with up to a six month right of return. We also allow our retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.

        In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from the time of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

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

  Stock-Based Compensation

        We account for stock-based compensation in accordance Accounting Standards Codification topic 718, Compensation—Stock Compensation ("ASC 718"). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

        As of December 31, 2012 and 2011, there were approximately $6.8 million and $7.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.52 and 2.67 years, respectively.

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2012	2011	2010
Included in cost of revenue:
Cost of product revenue	$110	$30	$25
Cost of subscription and service revenue	178	25	14

Total included in cost of revenue	288	55	39

Included in operating expenses:
Sales and marketing	1,185	1,932	774
Research and development	1,547	2,448	1,181
General and administrative	4,989	7,918	2,393

Total included in operating expenses	7,721	12,298	4,348

Total	$8,009	$12,353	$4,387

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

Year Ended December 31,
	2012	2011	2010
Expected stock price volatility	64% to 66%	57%-64%	58%-66%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	0.60%-0.88%	1.14%-2.59%	1.14%-2.59%

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

        The following table sets forth a summary of stock option grants since the date of plan inception, through the date of this Annual Report on Form 10-K:

Grant Date	Number of Options Granted	Exercise Price	Common Stock Fair Value Per Share at Grant Date
2006	1,704,950	$3.85-$3.85	$4.57-$5.92
2007	436,254	3.85-11.19	6.35-11.30
2008	402,805	10.36-17.49	10.36-17.49
2009	472,589	16.74-22.30	16.74-22.30
2010	593,017	17.10-25.99	17.10-25.99
2011	698,327	6.88-20.91	6.88-20.91
2012	662,856	7.51-13.89	7.51-13.89

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

        In estimating the fair value of our reporting units in Step 1, we use a variety of techniques including the income approach (i.e., the discounted cash flow method) and the market approach (i.e., the guideline public company method). Our adjusted EBITDA projections are estimates that can significantly affect the outcome of the analysis, both in terms of our ability to accurately project future results and in the allocation of fair value between reporting units. The fair value of the Institutional reporting unit exceeded its carrying value by 53% at June 30, 2012. The fair value of our Consumer reporting unit exceeded its carrying value by 50% at June 30, 2012.

        Beginning in the fourth quarter of 2012, we began reporting our results in three reportable segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, ROW Consumer, and Institutional. Accordingly, we allocated goodwill from our former Consumer reporting unit to the new reporting units, North America Consumer and ROW Consumer, based on the relative fair value of each reporting unit as of October 31, 2012. In doing so, we evaluated the results of the allocation of goodwill for events or indicators that would require further impairment testing, noting none.

        The factors that we consider important, and which could trigger an impairment review, include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. Although no such indicators occurred during 2012, we will continue to review for impairment indicators.

  Intangible Assets

        Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives in accordance with ASC topic 350, Goodwill and Other Intangible Assets ("ASC 350"). On an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, we review our indefinite lived intangible assets for impairment based on the fair value of indefinite lived intangible assets as compared to the carrying value in accordance with ASC 350. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. There has been no impairment of intangible assets during any of the periods presented.

  Valuation of Long-Lived Assets

        In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), we evaluate the recoverability of our long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we believe that no impairment of our long-lived assets was indicated as of December 31, 2012 and 2011.

  Income Taxes

        We believe that the accounting estimate for the realization of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations.

        We account for income taxes in accordance with Accounting Standards Codification topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences.

        ASC 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed quarterly based on the ASC 740 more-likely-than-not ("MLTN") realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal.

        When assessing the realization of our deferred tax assets, we consider all available evidence, including:

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the carryforward periods for the net operating loss, capital loss, and foreign tax credit carryforwards;

  •
  predictability of future operating profitability of the character necessary to realize the asset;

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets; and

  •
  the effect of reversing taxable temporary differences.

        The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

        The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.

        As of December 31, 2012, our net deferred tax liability was $8.1 million compared to a net deferred tax assets of $19.0 million as of December 31, 2011. During the second and third quarters of 2012, we established a valuation allowance offsetting certain deferred tax assets which resulted in a non-cash charge in those periods of $26.0 million. Because evidence such as the Company's operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company's cumulative loss in the U.S. and certain foreign jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. We will release this valuation allowance if and when it is determined that it is more likely than not that our deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income in the period of release. See additional discussion by jurisdiction below.

        The analysis of the need for a valuation allowance on U.S. deferred tax assets as of December 31, 2012 considers our cumulative loss over our three-year evaluation period. Consideration has also been given to the steps taken by new leadership to enhance profitability by cutting costs, the fact that through December 31, 2012 we were ahead of forecast at the beginning of the year, the lengthy period over which these net deferred assets can be realized, and our history of not having tax loss carryforwards in any jurisdiction expire unused. Because historical cumulative losses carry significantly more weight than other evidence when evaluating a deferred tax assets and because the significant losses incurred, primarily in 2011 will continue to be included in the cumulative analysis for the next several quarters, we have concluded the cumulative losses outweigh the positive evidence. As a result we have concluded that the valuation allowance established as of September 30, 2012 for the U.S. deferred tax assets remained at December 31, 2012.

        The analysis of the need for a valuation allowance on Brazil deferred tax assets as of December 31, 2012 considers that while we anticipate future taxable income in Brazil, and there is no expiration period for net operating loss carryforwards, the recovery of the carryforwards is limited to a portion of taxable income each year making the length of time to recover the asset difficult to predict. As a result we have concluded that the valuation allowance established as of September 30, 2012 for the Brazil deferred tax assets remained at December 31, 2012.

        The analysis of the need for a valuation allowance on Japan deferred tax assets as of December 31, 2012 considers anticipated future taxable income in Japan against evidence of recent losses and the expectation that the Japan subsidiary will be in a three-year cumulative loss with no ability to carryback net operating losses and limited time to utilize net operating loss carryforwards. As a result we have concluded that the valuation allowance established as of September 30, 2012 for the Japan deferred tax assets remained at December 31, 2012.

        Our evaluation of the Korea subsidiary as of December 31, 2012 has resulted in no change to our assessment from June 30, 2012, and the valuation allowance established as of June 30, 2012 remained at December 31, 2012.

        Our evaluation of the remaining jurisdictions as of December 31, 2012 resulted in the determination that no valuation allowances were necessary at this time. However, we will continue to assess the need for a valuation allowance against its deferred tax assets in the future.

        In 2010, we recognized a tax benefit of $2.4 million due to the release of the valuation allowance on deferred tax assets of non-U.S. subsidiaries which we believe are more likely than not to be realized. Our effective income tax rate in 2010 benefited from the availability of previously unrealized deferred tax assets which we utilized to reduce tax expense for United Kingdom and Japanese income tax purposes. A MLTN assessment of deferred tax assets is required on a jurisdiction by jurisdiction basis. Historical operating income and continuing projected income represented sufficient positive evidence that we used to conclude that it is more likely than not that our deferred tax assets will be realized and accordingly, a release of our valuation allowance was recorded in the fourth quarter of 2010.

Results of Operations

        The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue
Product	$180,919	$195,382	$215,590
Subscription and service	92,322	73,067	43,278

Total Revenue	273,241	268,449	258,868
Cost of revenue
Cost of product revenue	33,684	36,497	32,549
Cost of subscription and service revenue	15,226	12,619	6,450

Total cost of revenue	48,910	49,116	38,999

Gross profit	224,331	219,333	219,869

Operating expenses:
Sales and marketing	151,646	161,491	130,879
Research and development	23,453	24,218	23,437
General and administrative	55,262	62,031	53,239
Lease abandonment	—	—	(583)

Total operating expenses	230,361	247,740	206,972

Income (loss) from operations	(6,030)	(28,407)	12,897
Other income and expense:
Interest income	187	302	262
Interest expense	—	(5)	(66)
Other (expense) income	3	142	(220)

Interest and other income (expense), net	190	439	(24)

Income (loss) before income taxes	(5,840)	(27,968)	12,873
Income tax expense (benefit)	29,991	(7,980)	(411)

Net income (loss)	(35,831)	(19,988)	13,284

Income (loss) per share:
Basic	$(1.70)	$(0.96)	$0.65

Diluted	$(1.70)	$(0.96)	$0.63

Common shares and equivalents outstanding:
Basic weighted average shares	21,045	20,773	20,439

Diluted weighted average shares	21,045	20,773	21,187

Stock-based compensation included in:
Cost of sales	$288	$55	$39
Sales and marketing	1,185	1,932	774
Research and development	1,547	2,448	1,181
General and administrative	4,989	7,918	2,393

	$8,009	$12,353	$4,387

Comparison of the Year Ended December 31, 2012 and the Year Ended December 31, 2011

        Our revenue increased to $273.2 million for the year ended December 31, 2012 from $268.4 million for the year ended December 31, 2011. The change in revenue is due to an increase in North American Consumer revenues of $15.3 million, partially offset by a $10.2 million decrease in ROW Consumer revenue, over the prior year period. Worldwide Institutional revenues decreased $0.3 million over the same period, driven by a decline in our government channel which was offset by growth in corporate revenues. Bookings, calculated as revenue plus the change in deferred revenue, increased to $284.8 million for the year ended December 31, 2012 from $273.2 million for the year ended December 31, 2011. The increase was due to a $21.8 million increase in North America Consumer bookings, partially offset by a $12.8 decrease in ROW Consumer bookings. Additionally, worldwide Institutional bookings increased $2.6 million compared to the prior year period.

        We reported an operating loss of $6.0 million for the year ended December 31, 2012 compared to an operating loss of $28.4 million for the year ended December 31, 2011. The decrease in operating loss was primarily due to a decrease in operating expenses of $17.4 million and an increase in gross margin of $5.0 million. The decrease in operating expenses was primarily related to a decrease of $12.3 million in kiosk related expenses as the number of worldwide kiosks decreased from 174 as of December 31, 2011 to 87 as of December 31, 2012 and $8.2 million decrease in media and marketing activities related to prior year brand identity campaigns and Version 4 TOTALe launches in the U.K., Japan and Korea, as well as ReFLEX in Korea and Japan. These decreases were offset by a $1.9 million increase in restructuring and other related expenses including severance expense in the U.S., the closing of our Germany office location, and the closing of several kiosks in Japan, a $0.6 million increase in VAT tax related to a change in our transfer pricing agreements, and $0.6 million increase in non-kiosk payroll expenses primarily related to sales and marketing.

Revenue by Operating Segment

        The following table sets forth revenue for each of our three operating segments for the years ended December 31, 2012 and 2011:

	Year ended December 31,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)
North America Consumer	$172,826	63.3%	$157,562	58.7%	$15,264	9.7%
Rest of World Consumer	40,248	14.7%	50,465	18.8%	(10,217)	-20.2%
Institutional	60,167	22.0%	60,422	22.5%	(255)	-0.4%

Total Revenue	$273,241	100.0%	$268,449	100.0%	$4,792	1.8%

        North America Consumer revenue increased $15.3 million, or 10%, from the year ended December 31, 2011 to the year ended December 31, 2012, the result of increases in revenue from our retail and direct-to-consumer sales channels of $12.5 million and $11.4 million, respectively, offset by a reduction of $8.7 million in revenue from our kiosk sales channel. During 2012 we used aggressive promotions in our retail and direct-to-consumer channels, including several promotions within the daily deals market. The number of kiosks within North America decreased from 103 at December 31, 2011 to 57 at December 31, 2012, driving the decrease in revenue from this channel. North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, increased to $179.2 million for the year ended December 31, 2012 from $157.4 million for the year ended December 31, 2011. The increase in North America Consumer bookings was driven by higher sales volume on lower prices.

        ROW Consumer revenue decreased $10.2 million, or 20%, from the year ended December 31, 2011 to the year ended December 31, 2012. ROW Consumer revenue decreased $4.2 million,

$3.7 million and $1.6 million in Japan, Germany and the UK, respectively. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $41.2 million for the year ended December 31, 2012 from $54.0 million for the year ended December 31, 2011. Bookings decreased $5.6 million, $3.1 million, $2.4 million and $1.7 million in Japan, Germany, Korea and the UK, respectively. During 2012 we experienced a decrease in revenue and bookings across all consumer channels in Japan. In response to the softness in the Japan consumer sales we relocated the head of our consumer businesses to this country, strengthened our local management and sales team and entered into new retail distribution agreements. In Germany the decrease in revenue and bookings is the result of no longer selling box product, closing all kiosk locations, and shifting to an online, subscription-only product. The decline in revenue and bookings in the UK is also due to a decrease in units sold and price points.

        Institutional revenue decreased $0.3 million from the year ended December 31, 2011 to the year ended December 31, 2012. Despite the non-renewal of the U.S. Army and U.S. Marine Corps contracts in 2011 which resulted in a $4.4 million decrease in revenue for the year ended December 31, 2012, Institutional revenue remained stable year-over-year, primarily driven by a $5.0 million increase in corporate revenues. International institutional revenues increased $2.7 million, or 49%, during the year ended December 31, 2012 compared to the prior year period, driven by increases in the UK, Korea, and South America. Institutional bookings, calculated as institutional revenue plus the change in institutional deferred revenue, increased to $64.4 million for the year ended December 31, 2012 from $61.8 million for the year ended December 31, 2011. The increase was driven by growth in corporate and non-profit sales, partially offset by declines in our government and education channels. We have recently added senior sales executives and sales representatives to this group to allow greater focus on growing this segment of the business.

Revenue by Product Revenue and Subscription and Service Revenue

        We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenues allocated to the software product from sales of Rosetta Stone Version 4 TOTALe and revenues from the sale of audio practice products. Subscription and service revenue includes revenues allocated to time-based subscription licenses of our web-based TOTALe services, as well as revenues from training and professional services.

        We began bundling time-based subscription licenses of our web-based TOTALe services with product licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

        The following table sets forth revenue for products and subscription and services for the year ended December 31, 2012 and 2011:

	Year ended December 31,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)
Product revenue	$180,919	66.2%	$195,382	72.8%	$(14,463)	-7.4%
Subscription and service revenue	92,322	33.8%	73,067	27.2%	19,255	26.4%

Total revenue	$273,241	100.0%	$268,449	100.0%	$4,792	1.8%

Product Revenue

        Product revenue decreased $14.5 million to $180.9 million during the year ended December 31, 2012 from $195.4 million during the year ended December 31, 2011. The decrease in product revenue is caused by a $4.9 million decrease in Institutional product revenues as a result of a shift from sales of product licenses to sales of renewing online subscriptions as well as due to a decline in Federal stimulus funding which drove sales of our network CD product. Consumer product revenue decreased $9.6 million driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle.

Subscription and Service Revenue

        Subscription and service revenue increased $19.3 million, or 26%, to $92.3 million for the year ended December 31, 2012. The increase in subscription and service revenues was due to a $14.6 million increase in consumer online service revenue related to Version 4 TOTALe as well as a growing base of exclusively online subscription sales. Institutional subscription and service revenues also increased $4.6 million related to growth in the institutional customer base with renewing online subscriptions.

        We are currently evaluating changes to our products. If we implement additional subscription-based services, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period. There was an $11.5 million increase in deferred revenue during the year ended December 31, 2012, which is primarily related to increased sales of exclusively online subscriptions. In particular, we sold $0.8 million of online subscription products to Barnes & Noble, as part of our strategy to expand our offerings of online subscription services.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

        The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$180,919	$195,382	$(14,463)	-7.4%
Subscription and service	92,322	73,067	19,255	26.4%

Total revenue	273,241	268,449	4,792	1.8%
Cost of revenue
Cost of product revenue	33,684	36,497	(2,813)	-7.7%
Cost of subscription and service revenue	15,226	12,619	2,607	20.7%

Total cost of revenue	48,910	49,116	(206)	-0.4%

Gross profit	$224,331	$219,333	$4,998	2.3%

Gross margin percentages	82.1%	81.7%	0.4%

Cost of Product Revenue

        Cost of product revenue for the year ended December 31, 2012 was $33.7 million, a decrease of $2.8 million, or 8% from the year ended December 31, 2011. As a percentage of product revenue, cost of product revenue remained at 19% for the year ended December 31, 2012 compared to the prior year period. The dollar decrease in cost was primarily attributable to a $0.7 million decrease in inventory obsolescence and scrap associated with the international Version 4 TOTALe launches in the prior year period as well as a $2.2 million decrease in our hard product inventory costs. We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as we produce and ship fewer CDs. However, in that scenario, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging and develop and set up packaging for new products.

Cost of Subscription and Service Revenue

        Cost of subscription and service revenue for the year ended December 31, 2012 was $15.2 million, an increase of $2.6 million, or 21% from the year ended December 31, 2011. As a percentage of subscription and service revenue, cost of subscription and service revenue remained at 17% for the year ended December 31, 2012 compared to the prior year period. The increase in cost was primarily attributable to an increase in paid online subscribers. Our web-based service offerings in our Version 4 TOTALe and ReFLEX products include a component of dedicated online language conversation coaching and higher direct costs to deliver to customers than our previous software solutions. This increase in costs includes a $1.8 million increase in product support activities including personnel-related costs and third-party expenses for coaches, product support, and success agents. We expect our cost of subscription and service revenue will increase in future periods, as a percent of revenue, associated with the launch of our Version 4 TOTALe and ReFLEX solutions in our international markets. However, we took additional measures to further address coaching costs in the fourth quarter of 2012, capping the number of studio sessions compared to our former unlimited policy.

Operating Expenses

	Year ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$151,646	$161,491	$(9,845)	-6.1%
Research and development	23,453	24,218	(765)	-3.2%
General and administrative	55,262	62,031	(6,769)	-10.9%

Total operating expenses	$230,361	$247,740	$(17,379)	-7.0%

Sales and Marketing Expenses

        Sales and marketing expenses for the year ended December 31, 2012 were $151.6 million, a decrease of $9.9 million, or 6%, from the year ended December 31, 2011. As a percentage of total revenue, sales and marketing expenses were 55% for the year ended December 31, 2012, compared to 60% for the year ended December 31, 2011. The dollar and percentage decreases in sales and marketing expenses were primarily attributable to our efforts to continually evaluate our kiosk performance and closing underperforming kiosk locations. As of December 31, 2012 we operated 87 kiosks worldwide, a decrease from 174, or 50% from the year ended December 31, 2011. As a result, kiosk-related expenses decreased $12.3 million including rent, commissions, and personnel costs. Additionally, media and marketing activities have decreased $8.3 million primarily related to the increase in prior year expenses from advertising campaigns launched last year, as well as increased media in 2011 with the launch of Version 4 TOTALe in the U.K., Japan, and Korea, and ReFLEX in Korea. These decreases were partially offset by a $4.5 million increase in non-kiosk related personnel-related expenses related to growth in our institutional sales channel, non-kiosk consumer, and marketing and sales support activities, and bonus compensation as a result of our improved financial performance year over year. Additionally, professional services expenses increased $4.7 million primarily related to institutional sales and customer success projects as well as web consulting services. We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, closing additional underperforming kiosk locations.

Research and Development Expenses

        Research and development expenses were $23.5 million for the year ended December 31, 2012, a decrease of $0.8 million, or 3%, from the year ended December 31, 2011. As a percentage of revenue, research and development expenses remained flat at 9% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The dollar decrease was primarily attributable to a $0.9 million decrease in consulting expenses and $0.1 million decrease in stock photography primarily related to the decrease in development costs of our ReFLEX product which launched in Korea in the third quarter of 2011. This decrease in expense is partially offset by an increase in personnel-related expenses of $0.3 million. Although salary and benefits compensation decreased $0.9 million over the prior year period, we incurred an $0.8 million increase in severance expenses as a result of our restructuring efforts to better align our business as well as the separation of an executive employee in the second quarter of 2012 and an increase of $0.3 million in sign-on bonuses and stock compensation as a result of our improved financial performance year over year. We will continue to develop new products, including a children's product offering, and improve our offering to educational organizations. We intend to make our products more modular, flexible and mobile. We also intend to restructure operations to optimize research and development initiatives. As a result of these initiatives, we expect an increase in research and development expense in 2013.

General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2012 were $55.3 million, a decrease of $6.8 million, or 11%, from the year ended December 31, 2011. As a percentage of revenue, general and administrative expenses decreased to 20% for the year ended December 31, 2012 compared to 23% for year ended December 31, 2011. The dollar and percentage decreases were primarily attributable to a $4.2 million decrease in consulting expenses, a $2.7 million decrease in personnel-related expenses, $0.9 million decrease in hardware and software upgrades, hosting, and telephone expenses related to investment in our technology infrastructure and cost realignment initiatives during the prior year period and a $0.9 million decrease in depreciation expense related to certain fixed assets being fully depreciated early in the second quarter of 2012. These decreases were partially offset by a $1.3 million increase in outside legal expenses in connection with our Google lawsuit and a $0.7 million increase in VAT expenses. During 2012, we took additional steps to reduce certain general and administrative expenses as well as realign our cost structure to help fund investments in areas of growth. We expect there to be increases in general and administrative expenses to support our expansion into international markets in 2013.

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

	Year Ended December 31,
	2012	2011	Change	% Change
	(dollars in thousands)
Cost of revenue	$288	$55	$233	424%
Sales and marketing	1,185	1,932	(747)	(39)%
Research and development	1,547	2,448	(901)	(37)%
General and administrative	4,989	7,918	(2,929)	(37)%

Total	$8,009	$12,353	$(4,344)	(35)%

Interest and Other Income (Expense)

	Year Ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Interest Income	$187	$302	$(115)	-38.1%
Interest Expense	—	(5)	5	100.0%
Other Income (Expense)	3	142	(139)	-97.9%

Total other income (expense)	$190	$439	$(249)	-56.7%

        Interest income represents interest earned on our cash, cash equivalents, and short-term investments. Interest income for the year ended December 31, 2012 was $187,000, a decrease of $115,000, or 38%, from the year ended December 31, 2011.

        Interest expense is primarily related to our capital leases. Interest expense for the year ended December 31, 2012 was zero, a decrease of $5,000 or 100%, from the year ended December 31, 2011. We expect interest expense to be minimal in future periods as we allowed the revolving line of credit with Wells Fargo to expire on January 17, 2011.

        Other income for the year ended December 31, 2012 was $3,000 as compared to other income of $142,000 for the year ended December 30, 2011, a decrease of $139,000 or 98%. The decrease was primarily due to foreign exchange losses partially offset by an increase in legal settlements in connection with our anti-piracy enforcement efforts.

Income Tax Expense (Benefit)

	Year Ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$29,991	$(7,980)	$(37,971)	-475.8%

        Income tax expense for the year ended December 31, 2012 was $30.0 million, compared to an $8.0 million income tax benefit for the year ended December 31, 2011. The change primarily resulted from a $26.0 million non-cash charge associated with establishing a valuation allowance for our U.S. and certain foreign operations in 2012, $2.3 million related to our inability to recognize tax benefits associated with current year losses in certain foreign operations and $9.0 million U.S. tax benefit in 2011 related to carry back of operating losses and credits to prior years

Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

        Our revenue increased $9.6 million to $268.4 million for the year ended December 31, 2011. The change in revenue is due to an increase in ROW Consumer revenues of $7.8 million, partially offset by a $4.0 million decrease in North America Consumer revenue, over the prior year period. Worldwide Institutional revenues increased $5.8 million over the same period, driven by growth in our education and corporate channels. Bookings, calculated as revenue plus the change in deferred revenue, decreased to $273.2 million for the year ended December 31, 2011 from $279.9 million for the year ended December 31, 2010. The decrease was due to a $16.3 million decrease in North America Consumer bookings, partially offset by a $10.8 million increase in ROW Consumer bookings. Additionally, worldwide Institutional bookings decreased $1.2 million compared to the prior year period.

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

Revenue by Operating Segment

        The following table sets forth revenue for each of our three operating segments for the years ended December 31, 2011 and 2010:

	Year ended December 31,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)
North America Consumer	$157,561	58.7%	$161,575	62.4%	$(4,014)	-2.5%
Rest of World Consumer	50,465	18.8%	42,688	16.5%	7,776	18.2%
Institutional	60,423	22.5%	54,605	21.1%	5,818	10.7%

Total Revenue	$268,449	100.0%	$258,868	100.0%	$9,581	3.7%

        North America Consumer revenue decreased $4.0 million or 3% from the year ended December 31, 2010 to the year ended December 31, 2011, the result of decreases of $9.5 million and $5.4 million from our retail and kiosk sales channels, respectively, partially offset by an increase of $10.9 million from our direct-to-consumer sales channel. In 2011 we experienced a shift in North America consumer revenue from retail to our direct-to-consumer sales channel. The number of kiosks within North America decreased from 173 at December 31, 2010 to 103 at December 31, 2011, driving the decrease in revenue from this channel. North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America Consumer deferred revenue decreased $16.3 million to $157.4 million for the year ended December 31, 2011 from $173.8 million for the year ended December 31, 2010, driven by lower prices across the North America Consumer channels.

        ROW Consumer revenue increased $7.8 million or 18% from the year ended December 31, 2010 to the year ended December 31, 2011. ROW Consumer revenue increased $3.3 million, $3.1 million and $1.9 million in Korea, Germany and the UK, respectively. During 2011 we experienced an increase in revenue across all consumer channels in Korea and Germany in addition to increases in all channels except retail in the UK. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW deferred revenue increased $10.8 million, from $43.2 million for the year ended December 31, 2010 to $54.0 million for the year ended December 31, 2011. The increase in revenue and bookings was driven by expanded international sales and marketing efforts.

        Institutional revenue increased $5.8 million or 11% from the year ended December 31, 2010 to the year ended December 31, 2011. The increase in Institutional revenue was primarily due to the expansion of our direct sales force and a shift from sales of perpetual licenses to sales of renewing online subscriptions. As a result, we had a $5.8 million increase in education revenue and a $2.7 million increase in corporate and non-profit revenue in 2011, compared to the prior year period. These increases were partially offset by a $2.7 million decrease in governmental revenues, primarily as a result of government budget cuts including the non-renewal of the U.S. Army and U.S. Marines Corps contracts. Institutional bookings, calculated as Institutional revenue plus the change in Institutional deferred revenue, decreased to $61.8 million for the year ended December 31, 2011 from $62.9 million for the year ended December 31, 2010. The decrease in bookings was due to an $8.6 million decrease in government bookings primarily as a result of the non-renewal of the U.S. Army and the U.S.

Marines Corps contracts, partially offset by a $4.5 million increase in education bookings and a $2.9 million increase in corporate and non-profit bookings in 2011 compared to the prior year period.

Revenue by Product Revenue and Subscription and Service Revenue

        We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenues allocated to the software product from sales of Rosetta Stone Version 4 TOTALe and revenues from the sale of audio practice products. Subscription and service revenue includes revenues allocated to time-based subscription licenses of our web-based TOTALe services, as well as revenues from training and professional services.

        We began bundling time-based subscription licenses of our web-based TOTALe services with product licenses of our Rosetta Stone Version 3 language-learning solutions in the U.S. consumer market during the third quarter of 2010, in Japan during the first quarter of 2011, in the United Kingdom during the second quarter of 2011, and in Korea during the third quarter of 2011, with the launch of Rosetta Stone Version 4 TOTALe. As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition.

	Year Ended December 31,				2011 versus 2010
	2011		2010		Change	% Change
	(in thousands, except percentages)
Product revenue	$195,382	72.8%	$215,590	83.3%	$(20,208)	(9.4)%
Subscription and service revenue	73,067	27.2%	43,278	16.7%	29,789	68.8%

Total revenue	268,449	100.0%	258,868	100.0%	9,581	3.7%

Product Revenue

        Product revenue decreased $20.2 million, to $195.4 million during the year ended December 31, 2011 from $215.6 million during the year ended December 31, 2010. Consumer product revenue decreased $16.8 million, primarily as a result of the allocation of revenue to the online services component of our software from the launch of Rosetta Stone Version 4 TOTALe in the U.S. consumer market during the third quarter of 2010 and ROW consumer markets throughout 2011, as described above. Rosetta Stone Version 4 TOTALe bundles time-based subscription licenses of our web-based TOTALe Studio and Rosetta World services with perpetual licenses of Rosetta Course, the product feature which previously comprised our Rosetta Stone Version 3 language-learning solutions. Approximately 10%-25% of each of these bundled sales is allocated to online services. Institutional product revenue decreased $3.4 million as a result of a shift from sales of perpetual licenses to sales of renewing online subscriptions.

Service and Support Revenue

        Subscription and service revenue increased approximately 69%, or $29.8 million, to $73.1 million for the year ended December 31, 2011, from $43.3 million during the year ended December 31, 2010. The increase in subscription and service revenues was due to a $20.6 million increase in online service revenue related to Version 4 TOTALe and a $9.2 million increase in Institutional subscription and service revenue related to growth in the institutional customer base with renewing online subscriptions.

        There was a $4.7 million increase in deferred revenue during the year ended December 31, 2011 related to the launch of Rosetta Stone V4 TOTALe and increased sales of exclusively online subscriptions.

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

Stock-Based Compensation

        As a result of the loss of the incentive and retentive value of the Long Term Incentive Plan ("LTIP"), on November 30, 2011 the board of directors cancelled the LTIP resulting in the recognition of a non-cash charge of $4.9 million, which is included in each of the respective operating expense lines for the year ended December 31, 2011 as follows, $0.7 million in sales and marketing, $0.9 million in research and development, and $3.3 million in general and administrative. There were no shares issued from the LTIP to any executive prior to its cancellation. Total stock-based compensation by expense line item is as follows:

	Year Ended December 31,
	2011	2010	Change	% Change
	(dollars in thousands)
Cost of revenue	$55	$39	$16	41%
Sales and marketing	1,932	774	1,158	150%
Research and development	2,448	1,181	1,267	107%
General and administrative	7,918	2,393	5,525	231%

Total	12,298	4,348	7,966	183%

Lease Abandonment Expenses

        As a result of accelerated growth in our Arlington, Virginia headquarters, we exceeded the maximum capacity in our leased office space in the third quarter of 2010. At that time, there was no additional space available for lease in the 1919 N. Lynn St. location and additional space was needed to support continued growth. Our previously abandoned office space at 1101 Wilson Blvd was unoccupied, and as a result of its close proximity to the 1919 N. Lynn St. location, we made the decision to reoccupy the formerly abandoned space. As of December 31, 2010, the remaining liability associated with the abandonment of the operating lease at 1101 Wilson Blvd was reversed resulting in a $0.6 million decrease in expense for the year ended December 31, 2010. For the year ended December 31, 2011, there were no lease abandonment expenses.

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

Liquidity and Capital Resources

        Cash, cash equivalents, and short-term investments were $148.3 million and $116.3 million for the years ended December 31, 2012 and 2011, respectively. Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

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

        The total amount of cash that was held by foreign subsidiaries as of December 31, 2012 was $18.6 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.

Cash Flow Analysis

  Net Cash Provided By Operating Activities

        Net cash provided by operating activities was $34.9 million for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2011, an increase of $31.5 million. Net cash provided by operating activities was primarily due to an increase in deferred revenue of $11.5 million as a result of increased online subscription revenue, an increase in accrued compensation of $5.1 million related to an increase in our accrued bonus, and a decrease in our net loss after adjusted for depreciation, amortization, stock compensation, and valuation allowance. The net loss totaled $35.8 million for the year ended December 31, 2012 compared to net loss of $20.0 million for the year ended December 31, 2011. For the year ended December 31, 2012, we incurred depreciation, amortization, stock compensation expense, and tax expenses incurred as a result of the valuation allowance of $43.1 million, compared to $19.8 million for the year ended December 31, 2011.

  Net Cash Provided By (Used In) Investing Activities

        Net cash provided by investing activities was $5.5 million for the year ended December 31, 2012, compared to net cash used of $13.3 million for the year ended December 31, 2011, an increase of $18.8 million. This increase is primarily related to less spending on property and equipment associated with the expansion of our technology infrastructure and our facilities in the prior year period as well as the expiry of our short-term investments that were not reinvested.

  Net Cash Provided By Financing Activities

        Net cash provided by financing activities was $0.6 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011. Net cash provided by financing activities during the year ended December 31, 2012 primarily related to the decrease in tax benefit of stock options exercised.

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

        During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Kiosk	$1,977	$1,356	$480	$72	$69
Non-Kiosk	$15,609	$4,085	$5,646	$4,014	$1,864

Total	$17,586	$5,441	$6,126	$4,086	$1,933

        The operating lease obligations reflected in the table above include our corporate office leases and site licenses for our kiosks.

Recent Accounting Pronouncements

        In June 2011, the FASB issued new guidance on comprehensive income presentation (ASU o. 2011-05—Comprehensive Income (Topic 220). Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, thus the adoption of such standard did not have a material impact on the Company's reported results of operations and financial position.

        In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The objective of this standard is to simplify how an entity tests goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit's fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The Company adopted this guidance beginning in fiscal year 2012, and the adoption of such guidance did not have a material impact on the Company's reported results of operations or financial position.

        In July 2012, the FASB issued new guidance on the impairment testing of indefinite-lived intangible assets (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), effective for calendar years beginning after September 15, 2012. Early adoption is permitted. The objective of this standard is to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired will it be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The Company intends to adopt this guidance beginning in fiscal year 2013, and the adoption of such guidance is not anticipated to have a material impact on the Company's reported results of operations or financial position.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," or "ASU 2013-02" which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's annual report on internal control over financial reporting

        Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2012. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

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

        Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2012 was effective.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," "Security Ownership of Certain Beneficial Owners and Management—Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," "Corporate Governance—Compensation Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2012 (the "2013 Proxy Statement").

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report", "Executive Compensation," "Director Compensation" and "Compensation Committee" and "Corporate Governance—Interlocks and Insider Participation" in the 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" in the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2013 Proxy Statement.

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

Date: March 7, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 2013.

Signature	Title

/s/ STEPHEN M. SWAD Stephen M. Swad	Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS M. PIERNO Thomas M. Pierno	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ TOM P.H. ADAMS Tom P.H. Adams	Chairman of the Board, Director
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ JAMES P. BANKOFF James P. Bankoff	Director
/s/ JOHN T. COLEMAN John T. Coleman	Director
/s/ LAURENCE FRANKLIN Laurence Franklin	Director

Signature	Title

/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ MARGUERITE W. KONDRAKE Marguerite W. Kondrake	Director
/s/ THEODORE J. LEONSIS Theodore J. Leonsis	Director
/s/ JOHN E. LINDAHL John E. Lindahl	Director
/s/ LAURA L. WITT Laura L. Witt	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

        We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rosetta Stone Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 7, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

        We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 7, 2013

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$148,190	$106,516
Restricted cash	73	74
Short term investments	—	9,711
Accounts receivable (net of allowance for doubtful accounts of $1,297 and $1,951, respectively)	49,946	51,997
Inventory, net	6,581	6,723
Prepaid expenses and other current assets	5,204	7,081
Income tax receivable	1,104	7,678
Deferred income taxes	79	10,985

Total current assets	211,177	200,765
Property and equipment, net	17,213	20,869
Goodwill	34,896	34,841
Intangible assets, net	10,825	10,865
Deferred income taxes	260	8,038
Other assets	1,484	1,803

Total assets	$275,855	$277,181

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,064	$7,291
Accrued compensation	16,830	11,703
Other current liabilities	36,387	34,911
Deferred revenue	59,195	49,375

Total current liabilities	118,476	103,280
Deferred revenue	4,221	2,520
Deferred income taxes	8,400	—
Other long-term liabilities	155	176

Total liabilities	131,252	105,976
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 21,951 and 21,258 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	160,693	151,823
Accumulated income (loss)	(16,749)	19,082
Accumulated other comprehensive income	657	298

Total stockholders' equity	144,603	171,205

Total liabilities and stockholders' equity	$275,855	$277,181

See accompanying notes to consolidated financial statements.

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Product	$180,919	$195,382	$215,590
Subscription and service	92,322	73,067	43,278

Total revenue	273,241	268,449	258,868
Cost of revenue:
Cost of product revenue	33,684	36,497	32,549
Cost of subscription and service revenue	15,226	12,619	6,450

Total cost of revenue	48,910	49,116	38,999

Gross profit	224,331	219,333	219,869

Operating expenses
Sales and marketing	151,646	161,491	130,879
Research and development	23,453	24,218	23,437
General and administrative	55,262	62,031	53,239
Lease Abandonment	—	—	(583)

Total operating expenses	230,361	247,740	206,972

Income (loss) from operations	(6,030)	(28,407)	12,897
Other income and (expense):
Interest income	187	302	262
Interest expense	—	(5)	(66)
Other income (expense)	3	142	(220)

Total other income (expense)	190	439	(24)
Income (loss) before income taxes	(5,840)	(27,968)	12,873
Income tax expense (benefit)	29,991	(7,980)	(411)

Net income (loss)	$(35,831)	$(19,988)	$13,284

Income (loss) per share:
Basic	$(1.70)	$(0.96)	$0.65

Diluted	$(1.70)	$(0.96)	$0.63

Common shares and equivalents outstanding:
Basic weighted average shares	21,045	20,773	20,439

Diluted weighted average shares	21,045	20,773	21,187

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(35,831)	$(19,988)	$13,284
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	336	98	447
Unrealized gain (loss) on available-for-sale securities	23	(23)	—

Other comprehensive income (loss)	359	75	447

Comprehensive income (loss)	$(35,472)	$(19,913)	$13,731

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Non-Designated Common Stock
					Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Income (Loss)
	Shares	Amount
Balance—January 1, 2010	20,249	$2	$130,872	$25,785	$(224)	$156,435
Stock Issued Upon the Exercise of Stock Options	364	—	2,387	—	—	2,387
Restricted Stock Award Vesting	54	—	—	—	—	—
Stock-based Compensation Expense	—	—	4,387	—	—	4,387
Tax Benefit on Stock Option Exercised	—	—	1,376	—	—	1,376
Net income	—	—	—	13,284	—	13,284
Other comprehensive income	—	—	—	—	447	447

Balance—December 31, 2010	20,667	$2	$139,022	$39,069	$223	$178,316

Stock Issued Upon the Exercise of Stock Options	182	—	800	—	—	800
Restricted Stock Award Vesting	87	—	—	—	—	—
Stock-based Compensation Expense	—	—	12,353	—	—	12,353
Tax Benefit on Stock Option Exercised	—	—	(351)	—	—	(351)
Net loss	—	—	—	(19,988)	—	(19,988)
Other comprehensive income	—	—	—	—	75	75

Balance—December 31, 2011	20,936	$2	$151,824	$19,081	$298	$171,205

Stock Issued Upon the Exercise of Stock Options	118	—	861	—	—	861
Restricted Stock Award Vesting	134	—	—	—	—	—
Stock-based Compensation Expense	—	—	8,009	—	—	8,009
Tax Benefit on Stock Option Exercised	—	—	0	—	—	0
Net loss	—	—	—	(35,831)	—	(35,831)
Other comprehensive income	—	—	—	—	359	359

Balance—December 31, 2012	21,188	$2	$160,693	(16,749)	$657	$144,603

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,831)	$(19,988)	$13,284
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	8,009	12,353	4,387
Bad debt expense	1,820	1,228	1,750
Depreciation and amortization	8,077	8,724	6,615
Deferred income tax expense (benefit)	27,035	(1,297)	(6,057)
Loss on disposal of equipment	783	318	37
Net change in:
Restricted cash	1	11	(30)
Accounts receivable	309	(5,058)	(12,260)
Inventory	185	3,168	(935)
Prepaid expenses and other current assets	1,870	659	(236)
Income tax receivable	6,515	(5,812)	(5,028)
Other assets	225	(25)	(761)
Accounts payable	(1,240)	(447)	5,987
Accrued compensation	5,093	1,200	(16)
Other current liabilities	635	3,979	6,106
Excess tax benefit from stock options exercised	—	(365)	(1,377)
Other long term liabilities	(99)	(52)	(789)
Deferred revenue	11,514	4,777	21,029

Net cash provided by (used in) operating activities	34,901	3,373	31,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,187)	(9,940)	(8,256)
Proceeds from sales (purchases) of available-for-sale securities	9,711	(3,301)	(6,410)
Acquisition, net of cash acquired	—	(75)	(225)

Net cash provided by (used in) investing activities	5,524	(13,316)	(14,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	862	800	2,387
Tax benefit of stock options exercised	—	365	1,377
Payments under capital lease obligations	(215)	(285)	(367)

Net cash provided by financing activities	647	880	3,397

Increase (decrease) in cash and cash equivalents	41,072	(9,063)	20,212
Effect of exchange rate changes in cash and cash equivalents	602	(177)	356

Net increase (decrease) in cash and cash equivalents	41,674	(9,240)	20,568
Cash and cash equivalents—beginning of year	106,516	115,756	95,188

Cash and cash equivalents—end of year	$148,190	$106,516	$115,756

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$—	$5	$66

Income taxes	$4,040	$1,683	$9,989

Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,228	$204	$1,567

Equipment acquired under capital lease	$—	$16	$—

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

        Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions, domestically and in certain international markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns, stock-based compensation, fair value of intangibles and goodwill, inventory reserve, disclosure of contingent assets and liabilities and disclosure of contingent litigation. Actual results may differ from these estimates.

Revenue Recognition

        The Company's primary products include Rosetta Stone TOTALe online and Rosetta Stone Version 4 TOTALe. Rosetta Stone TOTALe online combines an online software subscription with conversational coaching and is available in a selection of time-based offers (e.g. three, six and 12 months durations). Version 4 TOTALe includes a TOTALe online subscription bundled with perpetual software available as a CD-ROM or download. Rosetta Stone TOTALe online was released in July 2009 and Rosetta Stone Version 4 TOTALe was released in September 2010. Revenue is also derived from the sale of audio practice products and professional services, which include training and implementation services.

        Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts. The Company recognizes revenue for software products and related services in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition ("ASC 985-605").

        For multiple element arrangements that include TOTALe online software subscriptions bundled with auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with Accounting Standard Codification ("ASC") subtopic 605-25—Revenue Recognition—Multiple-Element Arrangements ("ASC 605-25"). The Company has identified two deliverables generally contained in sales of Rosetta Stone TOTALe online software subscriptions. The first deliverable is the auxiliary items, which are delivered at the time of sale, and the second deliverable is the online services.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For Rosetta Stone Version 4 TOTALe, which is a multiple-element arrangement that includes perpetual software bundled with the subscription and conversational coaching components of our TOTALe online service, the Company allocates revenue to all deliverables based on vendor-specific objective evidence of fair value, or VSOE, in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition—Multiple-Element Arrangements ("ASC 985-605-25"). The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the perpetual software, which is delivered at the time of sale, and the second deliverable is subscription service. Revenue is allocated between these two deliverables using the residual method based on the existence of VSOE of the subscription service.

        Revenue for online service subscriptions including conversational coaching is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met, which typically range from three months to 15 months. Rosetta Stone Version 4 TOTALe bundles, which include packaged software and an online service subscription including conversational coaching, allow customers to begin their online services at any point during a registration window, which is up to six months from the date of purchase from the Company or an authorized reseller. Online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Some online licensing arrangements include a specified number of licenses that can be activated over a period of time, which typically ranges between six and 24 months. Revenue for these arrangements is recognized on a per license basis ratably over the term of the individual license subscription period, assuming all revenue recognition criteria have been met, which typically ranges between three and 12 months. Revenue for set-up fees related to online licensing arrangements is recognized ratably over the term of the online licensing arrangement, assuming all revenue recognition criteria have been met. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.

        Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because Rosetta Stone legally retains a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with Accounting Standards Codification subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives ("ASC 985-605-50"), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

        The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from our company with up to a six month right of return. The Company also allows our retailers to return unsold products, subject to some limitations. In accordance with Accounting Standards Codification subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates. Returns have historically been within the Company's previously established estimates.

        In connection with packaged software product sales and online software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from time of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and license revenue. Costs associated with the technical support are accrued at the time of sale.

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

Short-Term Investments

        Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of obligations of the U.S. government and its agencies.

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

Inventories

        Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to establish a new cost basis for obsolete and potential obsolete inventory.

Concentrations of Credit Risk

        Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company is insured by the Federal Deposit Insurance Corporation for up to $250,000 at each bank. The Company's cash and cash equivalents generally exceed the insured limits. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash. The Company sells products to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2012, 2011 or 2010. The Company had four customers that collectively accounted for 32% of accounts receivable at December 31, 2012 and four customers that collectively accounted for 27% of accounts receivable at December 31, 2011. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.

Fair Value of Financial Instruments

        The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

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

        On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd. ("SGLC"), a software reseller headquartered in Seoul, South Korea. As the assets acquired constituted a business, this transaction was accounted for under ASC topic 805, Business Combinations ("ASC 805"). The purchase price consisted of an initial cash payment of $100,000, followed by three annual cash installment payments if the acquired company's revenues exceed certain targeted levels each of these years. The amount was calculated as the lesser of a percentage of the revenue generated or a fixed amount for each year, based on the terms of the agreement.

        Based on these terms, the minimum additional cash payment would have been zero if none of the minimum revenue targets were met, and the maximum additional payment was $1.1 million, which amount was recorded as contingent consideration at its fair value of $850,000, resulting in a total purchase price of $950,000 including the initial cash payment of $100,000 above. Together with the initial cash payment and the first contingent payment made, we made additional payments of $300,000 and $350,000 in accordance with the terms of the purchase in 2012 and 2011, respectively.

        See table below for a summary of the opening balances to the closing balances of the contingent purchase consideration (in thousands):

	As of December 31,
	2012	2011
Contingent purchase price accrual, beginning of period	$300	$573
Minimum revenue target met, increase in contingent liability charged to expense in the period	—	77
Payment of contingent purchase liability	(300)	(350)

Contingent purchase price accrual, end of period	$—	$300

        See table below for summary of the Company's financial instruments accounted for at fair value on a recurring basis, which consist only of short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of the acquisition of SGLC in 2009:

	Fair Value as of December 31, 2012 using:				Fair Value as of December 31, 2011 using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$—	$—	$—	$—	$9,711	$9,711	$—	$—

Total	$—	$—	$—	$—	$9,711	$9,711	$—	$—
Liabilities:
Contingent purchase price accrual	$—	$—	$—	$—	$300	$—	$—	$300

Total	$—	$—	$—	$—	$300	$—	$—	$300

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There were no changes in the valuation techniques or inputs used as the basis to calculate the contingent purchase price accrual.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on property, leasehold improvements, equipment, and software is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Software	3 years
Computer equipment	3-5 years
Automobiles	5 years
Furniture and equipment	5-7 years
Building	39 years
Building improvements	15 years
Leasehold improvements	lesser of lease term or economic life
Assets under capital leases	lesser of lease term or economic life

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

Intangible Assets

        Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark, and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives in accordance with ASC topic 350, Intangibles—Goodwill and Other ("ASC 350"). Annually, as of December 31, the Company reviews its indefinite lived intangible assets for impairment based on the fair value of indefinite lived intangible assets as compared to the carrying value in accordance with ASC 350. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. There has been no impairment of intangible assets during any of the periods presented.

Goodwill

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition.

        Beginning in the fourth quarter of 2012, the Company began reporting its results in three reportable segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, ROW Consumer, and Institutional. Accordingly, the Company allocated goodwill from our former Consumer reporting unit to the new reporting units, North America Consumer and

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ROW Consumer, based on the relative fair value of each reporting unit as of October 31, 2012. In doing so, the Company evaluated the results of the allocation of goodwill for events or indicators that would require further impairment testing, noting none. The Company will continue to review for impairment indicators in future periods.

        For income tax purposes, the goodwill balance is amortized over a period of 15 years.

Valuation of Long-Lived Assets

        In accordance with ASC topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), the Company evaluates the recoverability of its long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that no impairment of its long-lived assets was indicated as of December 31, 2012 and 2011.

Guarantees

        Indemnifications are provided of varying scope and size to certain institutional customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations.

Cost of Product and Subscription and Service Revenue

        Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute the Company's products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The Company believes cost of subscription and service revenue primarily represents costs associated with supporting the online language learning service, which includes online language conversation coaching, hosting costs and depreciation. Also included are the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue.

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

Software Developed for Internal Use

        Product development also includes certain software products for internal use. Development costs for internal use software are expensed as incurred until the project reaches the application development

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stage, in accordance with ASC topic 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("ASC 350"). Internal-use software is defined to have the following characteristics: (a) the software is internally developed, or modified solely to meet the entity's internal needs, and (b) during the software's development or modification, no substantive plan exists or is being developed to market the software externally. Internally developed software is amortized over a three-year useful life.

        For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $2.2 million, $2.5 million, and zero in internal-use software, respectively.

        For the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense relating to internal-use software of $0.9 million, $0.4 million, and $0.3 million.

Income Taxes

        The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

        ASC 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, tax credits, and tax planning alternatives.

        Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The valuation allowance is reviewed at each reporting period and is maintained until sufficient positive evidence exists to support a reversal.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        When assessing the realization of the Company's deferred tax assets, the Company considers all available evidence, including:

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the carryforward periods for the net operating loss, capital loss, and foreign tax credit carryforwards;

  •
  predictability of future operating profitability of the character necessary to realize the asset;

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets; and

  •
  the effect of reversing taxable temporary differences.

        The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

        The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect the Company's financial position and results of operations.

Stock-Based Compensation

        The Company accounts for its stock-based compensation in accordance ASC topic 718, Compensation—Stock Compensation ("ASC 718"). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

Net Income (Loss) Per Share

        Net income (loss) per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic income (loss) per share is computed using net income (loss) and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$(35,831)	$(19,988)	$13,284
Denominator:
Weighted average number of common shares:
Basic	21,045	20,773	20,439

Diluted	21,045	20,773	21,187

Income (loss) per common share:
Basic	$(1.70)	$(0.96)	$0.65

Diluted	$(1.70)	$(0.96)	$0.63

        The following table sets forth common stock equivalent shares included in the calculation of the Company's diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Equity Instruments:
Restricted common stock units	—	—	11
Restricted common stock	—	—	86
Stock options	—	—	651

Total common stock equivalent shares	—	—	748

        Share-based awards to purchase approximately 470,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the year ended December 31, 2010, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders' equity. For the years ended December 31, 2012, 2011 and 2010, the Company's comprehensive income (loss) consisted of net income (loss), foreign currency translation gains (losses) and the net unrealized gains (losses) on available-for-sale securities.

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

        Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the available-for-sale securities on total comprehensive income (loss) (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(35,831)	$(19,988)	$13,284
Foreign currency translation gain (loss)	336	98	447
Unrealized gain (loss) on available-for-sale securities	23	(23)	—

Total comprehensive income (loss)	$(35,472)	$(19,913)	$13,731

Advertising Costs

        Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2012, 2011, and 2010 were $66.2 million, $74.4 million, and $54.2 million, respectively.

Recently Issued Accounting Standards

        In June 2011, the FASB issued new guidance on comprehensive income statement presentation (ASU 2011-05—Comprehensive Income (Topic 220)). Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, thus the adoption of such standard did not have a material impact on the Company's reported results of operations and financial position.

        In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The objective of this standard is to simplify how an entity tests goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit's fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The Company

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adopted this guidance beginning in fiscal year 2012, and the adoption of such guidance did not have a material impact on the Company's reported results of operations or financial position.

        In July 2012, the FASB issued new guidance on the impairment testing of indefinite-lived intangible assets (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), effective for calendar years beginning after September 15, 2012. Early adoption is permitted. The objective of this standard is to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired will it be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The Company intends to adopt this guidance beginning in fiscal year 2013, and the adoption of such guidance is not anticipated to have a material impact on the Company's reported results of operations or financial position.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," or "ASU 2013-02" which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.

3. INVENTORY

        Inventory consisted of the following (in thousands):

	As of December 31,
	2012	2011
Raw materials	$3,570	$2,458
Finished goods	3,011	4,265

Total inventory	$6,581	$6,723

4. ACQUISITIONS

        On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd. ("SGLC"), a software reseller headquartered in Seoul, South Korea. As the assets acquired constituted a business, this transaction was accounted for under ASC topic 805, Business Combinations ("ASC 805"). The purchase price consisted of an initial cash payment of $100,000, followed by three annual cash installment payments, if the acquired company's revenues exceed certain targeted levels each of these years. The amount was calculated as the lesser of a percentage of the revenue generated or a fixed amount for each year, based on the terms of the agreement.

        Based on these terms, the minimum additional cash payment would have been zero if none of the minimum revenue targets were met, and the maximum additional payment is $1.1 million. Management

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

determined that the total contingent consideration for inclusion in the purchase price was the maximum was $1.1 million, the fair value of which was $850,000. Including the cash paid upon the acquisition date of $100,000, the total purchase price was $950,000. Together with the initial payment and the first contingent payment made in 2009 and 2010, respectively, we made additional payments of $300,000 and $350,000 in accordance with the terms of the purchase in 2012 and 2011, respectively.

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

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2012	2011
Land	$390	$390
Buildings and improvements	$8,145	8,120
Leasehold improvements	$1,854	1,739
Computer equipment	$15,704	14,534
Software	$18,754	17,168
Furniture and equipment	$4,895	5,980

	49,742	47,931
Less: accumulated depreciation	(32,529)	(27,062)

Property and equipment, net	$17,213	$20,869

        The Company leases certain computer equipment, software and machinery under capital lease agreements. As of December 31, 2012 and 2011, leased computer equipment and software included in property and equipment above was $72,000 and $72,000, respectively.

        The Company recorded depreciation expense for the years ended December 31, 2012, 2011 and 2010 in the amount of $8.1 million, $8.6 million, and $6.6 million, respectively.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL

        The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition. Beginning in the fourth quarter of 2012, the Company began reporting its results in three reportable segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, ROW Consumer, and Institutional. The table below has been updated to present the current reporting units and the change in the allocation of goodwill.

        The following table represents the balance and changes in goodwill for the years ended December 31, 2012 and 2011 (in thousands):

	Rest of World Consumer Reporting Unit	North America Consumer Reporting Unit	Institutional Reporting Unit	Total
Balance as of January 1, 2011	—	15,669	19,150	34,819
Effect of change in foreign currency rate	—	10	12	22
Balance as of December 31, 2011	—	15,679	19,162	34,841
Effect of change in foreign currency rate	—	17	23	40
Balance as of October 30, 2012	—	15,696	19,185	34,881
Change in reporting units	2,197	(2,197)	—	—
Effect of change in foreign currency rate	2	—	13	15

Balance as of December 31, 2012	2,199	13,499	19,198	34,896

7. INTANGIBLE ASSETS

        Intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name/ trademark	$10,607	$—	$10,607	$10,608	$—	$10,608
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,850	(10,850)	—	10,842	(10,842)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(82)	218	300	(43)	257

Total	$24,222	$(13,397)	$10,825	$24,215	$(13,350)	$10,865

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

Weighted Average Life
Trade name / trademark	Indefinite
Core technology	24 months
Customer relationships	24 months
Website	60 months
Patents	72-100 months

        In accordance with ASC topic 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the year ended December 31, 2012 and 2011.

        Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Included in cost of revenue:
Cost of product revenue	$—	$—	$—
Cost of subscription and service revenue	—	—	—

Total included in cost of revenue	—	—	—
Included in operating expenses:	$40	$85	$58

Total	$40	$85	$58

        The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2012 (in thousands):

As of December 31, 2012
2013	$40
2014	40
2015	40
2016	40
2017	40
Thereafter	18

Total	$218

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES

        The following table summarizes other current liabilities (in thousands):

	December 31,
	2012	2011
Marketing expenses	$16,922	$12,726
Professional and consulting fees	3,282	3,322
Sales return reserve	5,883	9,931
Sales, withholding, and property taxes payable	3,451	2,413
Other	6,849	6,519

	$36,387	$34,911

9. BORROWING AGREEMENT

        On January 16, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which provided the Company with a $12.5 million revolving line of credit. This revolving credit facility had a two-year term and the applicable interest rate was 2.5% above one month LIBOR.

        Interest expense for the year ended December 31, 2012 and 2011 was zero and $5,000, respectively.

        On January 17, 2011, the Company allowed its $12.5 million revolving line of credit with Wells Fargo to expire and we had no borrowings outstanding for any of the periods presented.

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

2009 Omnibus Incentive Plan

        On February 27, 2009, the Company's Board of Directors approved a new Stock Incentive and Award Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan.

        Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At December 31, 2012 there were 1,471,063 shares available for future grant under the 2009 Plan.

        In accordance with ASC topic 718, Compensation—Stock Compensation ("ASC 718"), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model as follows:

Year Ended December 31,
	2012	2011	2010
Expected stock price volatility	64%-66%	57%-64%	58%-66%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	0.60%-0.88%	1.14%-2.59%	1.14%-2.59%

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        Stock Options—The following table summarizes the Company's stock option activity from January 1, 2012 to December 31, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2012	2,223,749	$13.29	7.14	$2,288,131
Options granted	662,856	10.13
Options exercised	(118,024)	7.31
Options cancelled	(298,234)	14.61

Options Outstanding, December 31, 2012	2,470,347	12.57	6.98	6,760,327

Vested and expected to vest at December 31, 2012	2,321,437	12.63	6.85	6,465,961

Exercisable at December 31, 2012	1,299,947	11.70	5.50	4,965,104

        As of December 31, 2012 and 2011, there was approximately $6.8 million and $7.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.52 and 2.67 years, respectively.

        Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the "simplified method" in accordance with ASC 718.

        The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2012 was 6.98 years and $6.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2011 was 7.14 years and $2.3 million, respectively. As of December 31, 2012, options that were vested and exercisable totaled 1,299,947 shares of common stock with a weighted average exercise price per share of $11.70.

        The weighted average grant-date fair value per share of stock options granted was $5.94 and $7.35 for the years ended December 31, 2012 and 2011, respectively.

        The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount is subject to change based on changes to the fair market value of the Company's common stock.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's restricted stock activity for the years ended December 31, 2012 and 2011, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2011	307,524	$21.69	$6,670,196
Awards granted	170,260	14.09
Awards vested	(87,436)	21.58
Awards cancelled	(67,338)	19.26

Nonvested Awards, December 31, 2011	323,010	18.22	5,885,242

Awards granted	651,978	8.88
Awards vested	(133,831)	16.85
Awards cancelled	(83,054)	12.68

Nonvested Awards, December 31, 2012	758,103	11.00	8,339,133

        During 2012 and 2011, 651,978 and 170,260 shares of restricted stock were granted, respectively. The aggregate grant date fair value of the awards in 2012 and 2011 was $5.8 million and $2.4 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

        During 2012, 83,054 shares of restricted stock were forfeited. As of December 31, 2012, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $5.6 million and is expected to be recognized over a period of 2.18 years.

        Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

        Restricted Stock Units—During 2012 and 2011, 44,241 and 22,227 restricted stock units were granted, respectively. The aggregate grant date fair value of the awards in 2012 and 2011 was $0.6 million and $0.3 million, respectively, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

motivate senior management to achieve key financial and strategic business objectives of the Company; offer eligible executives a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. Executives designated by the Board of Directors were eligible to receive a minimum number of shares of restricted common stock for each milestone level of total market capitalization achieved, as specified in individual award agreements. The shares received would be restricted in that after issuance of the shares, they would be subject to vesting over a two-year period. For each milestone level of market capitalization reached above the base market capitalization as of October 1, 2010, the compensation committee of the Board of Directors would allocate the pre-defined share incentive pool for that milestone reached amongst the participating executives with the minimum number of shares specified in individual award agreements. Although minimum participation percentages were communicated to certain plan participants, all share grants under the LTIP were contingent upon achievement of the market capitalization thresholds.

        In accordance with the agreements communicated to the executives after the approval of the plan by the Board of Directors, the LTIP participants were granted minimum participation percentages of each tranche of shares issued at each milestone level reached. Throughout the year ended December 31, 2011, the target market capitalization required to trigger the first issuance of shares was below the minimum threshold, and no shares were issued. The minimum participation percentages given to plan participants were considered grants in accordance with the provisions of ASC 718. The grant date fair value of the minimum awards was $6.1 million, which was derived using a Monte Carlo valuation model. This value would have been amortized as stock-based compensation expense over the derived service period of five years.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

        The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2012	2011	2010
Included in cost of revenue:
Cost of product revenue	$110	$30	$25
Cost of subscription and service revenue	178	25	14

Total included in cost of revenue	288	55	39

Included in operating expenses:
Sales and marketing	1,185	1,932	774
Research & development	1,547	2,448	1,181
General and administrative	4,989	7,918	2,393

Total included in operating expenses	7,721	12,298	4,348

Total	$8,009	$12,353	$4,387

11. COMMON STOCK

        At December 31, 2012, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2012 and 2011, the Company had shares of Common Stock issued and outstanding of 21,950,671 and 21,258,249, respectively.

12. EMPLOYEE BENEFIT PLAN

        The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation that vest immediately. The Company recorded expenses for the Plan totaling $1.6 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes future minimum operating lease payments as of December 31, 2012 and the years thereafter (in thousands):

As of December 31, 2012
Periods Ending December 31,
2013	$5,441
2014	3,725
2015	2,402
2016	2,125
2017	1,960
2018 and thereafter	1,933

$17,586

        Total expenses under operating leases were $9.5 million and $13.5 million during the years ended December 31, 2012 and 2011, respectively.

        The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $439,000 at December 31, 2012. The deferred rent asset was $78,000 at December 31, 2012. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Royalty Agreement

        On December 28, 2006 the Company entered into an agreement to license software from a vendor for incorporation in software products that the Company is developing. The agreement required a one-time, non-refundable payment of $0.3 million, which was expensed in full as research and development costs during 2006 because the products into which the licensed software were to be incorporated had not yet reached technological feasibility. In addition, the agreement specifies that, in the event the software is incorporated into specified Company software products, royalties will be due at a rate of 20% of sales for those products up to an additional amount totaling $0.4 million. There were no additional royalty payments made under this agreement in 2012 or 2011.

Employment Agreements

        The Company has agreements with certain of its executives and key employees which provide guaranteed severance payments upon termination of their employment without cause. The severance payments range from six to eighteen months of base salary.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

        In July 2009, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Google Inc., seeking, among other things, to prevent Google from infringing upon its trademarks. In August 2010, the U.S. District Court for the Eastern District of Virginia issued its final order dismissing the Company's trademark infringement lawsuit against Google. The Company appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit. In April 2012, the appellate court reversed the District Court's grant of summary judgment in Google's favor and remanded the case to the District Court for further consideration. The case was settled pursuant to the terms of a confidential settlement agreement and dismissed with prejudice in October 2012.

        In April 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company's violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class in January 2011. In March 2011, the case was removed to the United States District Court for the Northern District of California. In November 2011, the parties agreed to the mediator's proposed settlement terms, and as a result, as of September 30, 2011, the Company reserved $0.6 million for the proposed settlement amount. The Company disputes the plaintiffs' claims and it has not admitted any wrongdoing with respect to the case.

        In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG ("Langenscheidt") in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH's use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH's use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys' fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH's product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt's trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. Rosetta Stone GmbH has continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November of 2012 and Rosetta Stone GmbH moved to have a further appeal heard before the German Federal Supreme Court. The Company also commenced a separate proceeding for the cancellation of Langenscheidt's German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying Rosetta Stone's request to cancel Langenscheidt's German trademark registration. The Company has appealed that decision and a hearing on the appeal is scheduled to be held in April 2013 before the German Federal Patent Court. The Company cannot predict the timing and ultimate outcome of this matter, however the Company believes the range of possible loss is immaterial to the financial statements. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims and appeals.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.

14. INCOME TAXES

        The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Inventory	$873	$478
Amortization and depreciation	7,273	7,710
Net operating loss carryforwards	3,107	1,002
Deferred revenue	2,548	1,826
Accrued liabilities	10,189	9,117
Stock-based compensation	5,613	4,271
Bad debt reserve	441	770
Foreign currency translation	286	77
Foreign and other tax credits	445	1,704

Gross deferred tax assets	30,775	26,955
Valuation allowance	(29,671)	—

Net deferred tax assets	1,104	26,955
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(8,400)	(7,201)
Prepaid expenses	(759)	(727)
Other	(6)	(4)

Gross deferred tax liabilities	(9,165)	(7,932)

Net deferred tax assets (liabilities)	$(8,061)	$19,023

        During the quarter ended December 31, 2010, the Company determined that the relative weight of positive and negative evidence supported that it is more likely than not that the deferred tax assets relating to foreign operations will be realized and accordingly the Company released its valuation allowance. The Company had evaluated the valuation allowance on its foreign deferred tax assets quarterly prior to making the determination to release the valuation allowance during the quarter ended December 31, 2010. As of December 31, 2011, the Company had fully utilized the net operating loss ("NOL") carryforwards for U.K. income tax purposes and the NOL carryforwards for Japanese income tax purposes upon which the valuation allowance had been released.

        During the second quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary resulting in a non-cash charge of $0.4 million. During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

tax assets of its operations in Brazil, Japan, and the U.S. resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million, respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of December 31, 2012, a full valuation allowance was provided for domestic and certain foreign deferred tax assets in those jurisdictions where the Company has determined the deferred tax assets will more likely than not be realized.

        As of December 31, 2012, the Company had state tax NOL carryforwards in the amount of $0.6 million in the U.S. that if not utilized, would begin to expire in 2017. Additionally, the Company has foreign tax credit carryforwards of $0.4 million, which if not utilized, would expire in 2022.

        As of December 31, 2012, the Company had foreign net operating loss carryforwards related to operations in Japan of $2.4 million which expire in 2020, Brazil of $2.9 million which have an unlimited carryforward, Korea of $2.9 million which expire in 2024, and German trade tax of $0.7 million which expire in 2018.

        If future events change the outcome of the Company's projected return to profitability, a valuation allowance may not be required to reduce the deferred tax assets. The Company will continue to assess the need for a valuation allowance.

        The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(1,585)	$(33,199)	$1,683
Foreign	(4,255)	5,231	11,190

Income (loss) before income taxes	$(5,840)	$(27,968)	$12,873

The provision for taxes on income consists of the following (in thousands):
Federal	$288	$(8,758)	$2,739
State	333	(582)	1,066
Foreign	2,150	3,458	1,738

Total current	$2,771	$(5,882)	$5,543

Deferred:
Federal	$21,026	$(682)	$(3,099)
State	3,418	(870)	(456)
Foreign	2,776	(546)	(2,399)

Total deferred	27,220	(2,098)	(5,954)

Provision (benefit) for income taxes	$29,991	$(7,980)	$(411)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        Reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax expense at statutory federal rate	$(2,044)	$(9,789)	$4,506
State income tax expense, net of federal income tax effect	216	(869)	229
Domestic production activities deduction	(81)	580	(315)
Nondeductible LTIP expense	—	2,062	—
Nondeductible intercompany interest	—	29	134
Other nondeductible expenses	504	698	161
Tax rate differential on foreign operations	(340)	(206)	16
Increase (decrease) in valuation allowance	29,775	—	(4,872)
Tax Audit Settlements	281	—	—
Change in prior year estimates	1,608	—	—
Other tax credits	—	(619)	—
Other	72	134	(270)

Income tax expense (benefit)	$29,991	$(7,980)	$(411)

        The Company accounts for uncertainty in income taxes under ASC topic 740-10-25, Income Taxes: Overall: Recognition, ("ASC 740-10-25"). ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, the Company had $9,000 accrued for interest and penalties in "Other Long Term Liabilities". During the year ended December 31, 2012, the Company accrued $42,000 of interest expense and paid $57,000 as settlement of its Japan audit.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance at January 1,	$165	—
Increases for tax positions taken during prior period	—	—
Increases for tax positions taken during current period	239	165
Settlements	(261)	—

Balance at December 31,	$143	$165

        During the year ended December 31, 2012, the Company recognized $239,000 for unrecognized tax benefits and paid $261,000 as settlement of its Japan audit for the tax years 2008, 2009, and 2010. These liabilities for unrecognized tax benefits are included in "Other Long Term Liabilities". As of December 31, 2012 and 2011, the Company had $143,000 and $165,000 of unrecognized tax benefits,

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

respectively, which if recognized, would affect income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

        The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company's tax years 2008, 2009, 2010, and 2011 are subject to examination by the tax authorities. As of December 31, 2012, the Company has no ongoing income tax examinations. During 2012, the Company closed its U.S. exam related to tax year 2008 and its Japan audit related to the tax years 2008, 2009, and 2010. The audits resulted in no material audit assessments.

        No provision was made in 2012 for U.S. income taxes on undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when it is tax effective to do so.

        The Company made income tax payments of $4.0 million, $1.7 million, and $10.0 million in 2012, 2011 and 2010, respectively.

15. SEGMENT INFORMATION

        During 2012, the Company had a change in our chief operating decision maker (CODM), which led to a change in the fourth quarter to what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, the Company is managed in three operating segments—North America Consumer, ROW Consumer and Institutional. These segments also represent the Company's reportable segments. Concurrent with the change in reportable segments, the Company reviewed the expenses included in segment contribution. The Company identified additional expenses including certain customer care, coaching, finance and sales and marketing costs that directly benefit individual reportable segments and are included in segment contribution. Prior period data has been restated to be consistent with the current year presentation.

        Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, and sales and marketing expense. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses, facilities and communication expenses, purchasing expenses and manufacturing support and logistic expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

        With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

        Operating results by segment for the twelve months ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue:
North America consumer	$172,826	$157,561	$161,575
Rest of world consumer	40,248	50,465	42,688
Global institutional	60,167	60,423	54,605

Total revenue	$273,241	$268,449	$258,868

Segment contribution:
North America consumer	$70,767	$54,985	$58,459
Rest of world consumer	(3,536)	(5,317)	9,628
Global institutional	25,857	34,270	35,317

Total segment contribution	93,088	83,938	103,404

Unallocated expenses, net:
Unallocated cost of sales	6,104	7,042	5,265
Unallocated sales and marketing	16,633	22,581	13,571
Unallocated research and development	23,455	24,145	23,247
Unallocated general and administrative	52,926	58,577	48,424
Unallocated non-operating income/(expense)	(190)	(439)	24

Total unallocated expenses, net	98,928	111,906	90,531

Income (loss) before income taxes	(5,840)	(27,968)	12,873

  Geographic Information

        Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.

        The information below summarizes revenue from customers by geographic area for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$223,747	$212,122	$212,629
International	49,494	56,327	46,239

Total Revenue	$273,241	$268,449	$258,868

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

        The information below summarizes long-lived assets by geographic area for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	As of December 31,
	2012	2011	2010
United States	$15,986	$18,417	$18,802
International	1,227	2,452	2,271

Total	$17,213	$20,869	$21,073

16. RELATED PARTIES

        As of December 31, 2012 and 2011, the Company had outstanding receivables from stockholders of $0, and outstanding receivables from employees in the amount of $60,000 and $10,000, respectively.

17. VALUATION AND QUALIFYING ACCOUNTS

        The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Year Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts:
Beginning balance	$1,951	$1,761	$1,349
Charged to costs and expenses	1,820	1,228	1,750
Deductions—accounts written off	(2,474)	(1,038)	(1,338)

Ending balance	$1,297	$1,951	$1,761

Sales return reserve:
Beginning balance	$9,931	$8,391	$4,708
Charged against revenue	11,148	24,922	36,348
Deductions—reserves utilized	(15,196)	(23,382)	(32,665)

Ending balance	$5,883	9,931	8,391

Deferred income tax asset valuation allowance:
Beginning balance	—	—	5,012
Charged to costs and expenses	$29,671	—	—
Deductions	—	—	(5,012)

Ending balance	$29,782	$—	$—

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)

        Summarized quarterly supplemental consolidated financial information for 2012 and 2011 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2012
Revenue	$69,449	$60,812	$64,279	$78,701

Gross profit	$55,975	$49,492	$53,094	$65,770

Net income (loss)	$(1,903)	$(4,544)	$(33,390)	$4,006

Basic loss per share	$(0.09)	$(0.22)	$(1.58)	$0.19

Shares used in basic per share computation	20,942	20,995	21,073	21,166

Diluted loss per share	$(0.09)	$(0.22)	$(1.58)	$0.18

Shares used in diluted per share computation	20,942	20,995	21,073	21,828

2011
Revenue	$56,978	$66,743	$64,202	$80,527

Gross profit	$45,516	$55,223	$52,893	$65,702

Net income (loss)	$(9,281)	$(4,550)	$(1,177)	$(4,979)

Basic income per share	$(0.45)	$(0.22)	$(0.06)	$(0.24)

Shares used in basic per share computation	20,675	20,716	20,780	20,920

Diluted income per share	$(0.45)	$(0.22)	$(0.06)	$(0.24)

Shares used in diluted per share computation	20,675	20,716	20,780	20,920

19. SUBSEQUENT EVENTS

        On February 21, 2013, the Company's board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program ("2013 LTIP"), a new long-term incentive program. The 2013 LTIP, which will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the "Plan") and the shares awarded under the 2013 LTIP will be taken from the shares reserved under the Plan. The purpose of the 2013 LTIP is to: motivate senior management to achieve key financial and strategic business objectives of the Company; offer eligible employees of the Company a competitive total compensation package; reward employees in the success of the Company; provide ownership in the Company; and retain key talent. The 2013 LTIP is effective from January 1, 2013 until December 31, 2014.

        Executives designated by the board of directors will be eligible to receive performance stock awards and cash upon the Company's achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order for the granting of any performance stock award or any cash payment to be made under the 2013 LTIP, the Company must meet the minimum threshold requirements for each performance goal for the 2014 fiscal year in addition to the 2013 fiscal year results and/or the total results for each performance goal. Each performance goal is mutually exclusive.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUBSEQUENT EVENTS (Continued)

Each performance goal has a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target.

        The maximum number of shares to be issued as performance share awards is 883,262 and the maximum cash payout is $3.17 million, although executives hired after the approval of the plan may be allowed to participate in the plan at the discretion of the board of directors, which could raise the overall share awards and cash payouts. The minimum number of shares to be issued as performance stock awards is zero and the minimum cash payout is zero. If performance stock awards are granted, the shares will be 100% vested as of the date of grant. There will be no subsequent holding period requirement.

        Before any payment of cash or the granting of performance stock awards pursuant to an award granted under the LTIP can be made, the material terms of the performance goals must be disclosed to, and subsequently approved by, the stockholders, in accordance with Treasury Regulation Section 1.162-27(e)(4). If the Company's stockholders do not approve the material terms of the performance goals prior to the end of the 2013 fiscal year, then any award under the LTIP shall be null and void, and any executive who has received an award under the LTIP shall have no rights to any payment of cash or performance stock awards pursuant to such award.

EXHIBIT INDEX

Index to exhibits
3.1	(1)	Second Amended and Restated Certificate of Incorporation
3.2	(1)	Second Amended and Restated Bylaws
4.1	(1)	Specimen certificate evidencing shares of common stock
4.2	(1)	Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A Thereto
10.1	+(1)	2006 Incentive Option Plan
10.2	+(1)	2009 Omnibus Incentive Plan
10.3	+(1)	Director Form of Option Award Agreement under the 2006 Plan
10.4	+(1)	Executive Form of Option Award Agreement under the 2006 Plan
10.5	+(1)	Standard Form of Option Award Agreement under the 2006 Plan
10.6	+(1)	Form of Option Award Agreement under the 2009 Plan
10.7	(1)	Form of Indemnification Agreement entered into with each director and executive officer
10.8	(1)	Lease Agreement dated as of February 26, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended
10.9	(1)	Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd.
10.10	(1)	Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons, Ltd. dated as of December 22, 2006***
10.11	+(1)	Form of Restricted Stock Award under the 2009 Plan
10.12	+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu dated February 20, 2009
10.13	+(2)	Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of November 9, 2010
10.14	+(3)	Executive Employment Agreement between Rosetta Stone Ltd. and Judy Verses effective as of October 5, 2011
10.15	+(3)	Executive Employment Agreement between Rosetta Stone Ltd. and Pragnesh Shah effective as of November 14, 2011
10.16	+(3)	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu effective as of December 22, 2011
10.17	+(3)	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of December 22, 2011
10.18	+(3)	Second Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of February 22, 2012
10.19	+(3)	Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.20	+(3)	Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.21	+(3)	Amended Employee Form of Option Award Agreement Under 2009 Plan effective for awards after March 1, 2012.
10.22	+(3)	Amended Employee Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after March 1, 2012.

Index to exhibits
10.23		First Amendment to Sublease Agreement with The Corporate Executive Board, dated as of November 1, 2013.
21.1		Rosetta Stone Inc. Subsidiaries
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1		The Power of Attorney with Board of Directors' Signatures
31.1		Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	++	Interactive Data Files

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

(2)
Incorporated by reference to exhibit filed with Rosetta Stone's Current Report on Form 8-K dated October 13, 2010.

(3)
Incorporated by reference to exhibit filed with Rosetta Stone Form 10-K for the fiscal year ended December 31, 2011.