Form 10-Q
period 2013-03-31
ROSETTA STONE INC
filed 2013-05-08
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 21,506,581 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,311	$148,190
Restricted cash	41	73
Accounts receivable (net of allowance for doubtful accounts of $618 and $1,297, respectively)	38,783	49,946
Inventory	7,267	6,581
Prepaid expenses and other current assets	7,722	5,204
Income tax receivable	670	1,104
Deferred income taxes	75	79
Total current assets	193,869	211,177
Property and equipment, net	17,099	17,213
Goodwill	34,868	34,896
Intangible assets, net	10,815	10,825
Deferred income taxes	250	260
Other assets	1,389	1,484
Total assets	$258,290	$275,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,770	$6,064
Accrued compensation	10,325	16,830
Other current liabilities	31,284	36,387
Deferred revenue	55,929	59,195
Total current liabilities	103,308	118,476
Deferred revenue	3,934	4,221
Deferred income taxes	8,697	8,400
Other long-term liabilities	911	155
Total liabilities	116,850	131,252
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,134 and 21,951 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	162,711	160,693
Accumulated loss	(21,449)	(16,749)
Accumulated other comprehensive income	176	657
Total stockholders’ equity	141,440	144,603
Total liabilities and stockholders’ equity	$258,290	$275,855

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Revenue:
Product	$37,592	$47,530
Subscription and service	26,332	21,919
Total revenue	63,924	69,449
Cost of revenue:
Cost of product revenue	6,940	9,108
Cost of subscription and service revenue	3,324	4,366
Total cost of revenue	10,264	13,474
Gross profit	53,660	55,975
Operating expenses
Sales and marketing	37,060	38,404
Research and development	7,357	6,273
General and administrative	12,588	13,657
Lease abandonment	793	—
Total operating expenses	57,798	58,334
Loss from operations	(4,138)	(2,359)
Other income and (expense):
Interest income	41	78
Interest expense	(45)	—
Other income (expense)	419	(364)
Total other income (expense)	415	(286)
Loss before income taxes	(3,723)	(2,645)
Income tax provision (benefit)	977	(742)
Net loss	$(4,700)	$(1,903)
Loss per share:
Basic	$(0.22)	$(0.09)
Diluted	$(0.22)	$(0.09)
Common shares and equivalents outstanding:
Basic weighted average shares	21,360	20,942
Diluted weighted average shares	21,360	20,942

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)

Net loss	$(4,700)	$(1,903)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(481)	298
Unrealized gain (loss) on available-for-sale securities	—	4
Other comprehensive income (loss)	(481)	302

Comprehensive loss	$(5,181)	$(1,601)

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,700)	$(1,903)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation expense	1,668	1,635
Bad debt expense	(238)	165
Depreciation and amortization	2,372	2,436
Deferred income tax benefit	298	(1,314)
Loss on disposal of equipment	141	32
Net change in:
Restricted cash	32	23
Accounts receivable	11,135	17,575
Inventory	(746)	(709)
Prepaid expenses and other current assets	(2,559)	503
Income tax receivable	413	(1,236)
Other assets	5	(1,209)
Accounts payable	(209)	(587)
Accrued compensation	(6,412)	(2,076)
Other current liabilities	(4,253)	(8,020)
Excess tax benefit from stock options exercised	—	—
Other long term liabilities	371	1,587
Deferred revenue	(2,953)	(4,246)
Net cash provided by (used in) operating activities	(5,635)	2,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,528)	(967)
Proceeds from (purchases of) available-for-sale securities	—	3,307
Net cash provided by (used in) investing activities	(2,528)	2,340
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	349	—
Payments under capital lease obligations	(193)	(2)
Net cash provided by (used in) financing activities	156	(2)
Increase (decrease) in cash and cash equivalents	(8,007)	4,994
Effect of exchange rate changes in cash and cash equivalents	(872)	563
Net increase (decrease) in cash and cash equivalents	(8,879)	5,557
Cash and cash equivalents—beginning of year	148,190	106,516
Cash and cash equivalents—end of period	$139,311	$112,073
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	1	—
Income taxes	$1,175	$1,431
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$763	$584
Equipment acquired under capital lease	586	—

See accompanying notes to condensed consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries (“Rosetta Stone,” or the “Company”) develop, market and support a suite of language-learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone brand name. The Company’s software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions, domestically and in certain international markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2013 and December 31, 2012, the Company’s results of operations for the three months ended March 31, 2013 and 2012 and its cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  All references to March 31, 2013 or to the three months ended March 31, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns, stock-based compensation, fair value of intangibles and goodwill, inventory reserve, disclosure of contingent assets and liabilities, disclosure of contingent litigation, and allowance for valuation of deferred tax assets. Actual results may differ from these estimates.

Revenue Recognition

The Company’s primary products include Rosetta Stone TOTALe online and Rosetta Stone Version 4 TOTALe. Rosetta Stone TOTALe online combines an online software subscription with conversational coaching and is available in a selection of time-based offers (e.g. three, six and 12 month durations). Version 4 TOTALe includes a TOTALe online subscription bundled with perpetual software available as a CD-ROM or download. Revenue is also derived from the sale of audio practice products and professional services, which include training and implementation services.

Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts. The Company recognizes revenue for software products and related services in accordance with Accounting Standards Codification (“ASC”) subtopic 985-605, Software: Revenue Recognition (“ASC 985-605”).

For multiple element arrangements that include TOTALe online software subscriptions bundled with auxiliary items, such as headsets and audio practice products which provide stand-alone value to the customer, the Company allocates revenue to all deliverables based on their relative selling prices in accordance with ASC subtopic 605-25— Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”). The Company has identified two deliverables generally contained in sales of Rosetta Stone TOTALe online software subscriptions. The first deliverable is the auxiliary items, which are delivered at the time of sale, and the second deliverable is the online services.

For Rosetta Stone Version 4 TOTALe, which is a multiple-element arrangement that includes perpetual software bundled with the subscription and conversational coaching components of the TOTALe online service, the Company allocates revenue to all deliverables based on vendor-specific objective evidence of fair value (“VSOE”), in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition — Multiple-Element Arrangements (“ASC 985-605-25”). The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the perpetual software, which is delivered at the time of sale, and the second deliverable is subscription service. Revenue is allocated between these two deliverables using the residual method based on the existence of VSOE of the subscription service.

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

Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For most product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because Rosetta Stone legally retains a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with ASC subtopic 985-605-50, Software: Revenue Recognition: Customer Payments and Incentives (“ASC 985-605-50”), price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue. In accordance with ASC 985-605-50, cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable.

The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from the Company with up to a six month right of return. The Company also allows its retailers to return unsold products, subject to some limitations. In accordance with ASC subtopic 985-605-15, Software: Revenue Recognition: Products (“ASC 985-605-15”), product revenue is reduced for estimated returns, which are based on historical return rates.

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

The Company has been engaged to develop language-learning software for certain endangered languages under fixed-fee arrangements. These arrangements also include contractual periods of post-contract support (“PCS”) and online hosting services ranging from one to ten years. Revenue for multiple-element contracts is recognized ratably once the PCS and online hosting periods begin, over the longer of the PCS or online hosting period. When the current estimates of total contract revenue and contract cost indicate a loss for a fixed fee arrangement, a provision for the entire loss on the contract is recorded.

Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the respective tax bases of such assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

Deferred Tax Valuation Allowance

The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of March 31, 2013. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.

Fair Value of Financial Instruments

The Company values its assets and liabilities using the methods of fair value as described in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.

On November 1, 2009, the Company acquired certain assets from SGLC International Co. Ltd. (“SGLC”), a software reseller headquartered in Seoul, South Korea. As the assets acquired constituted a business, this transaction was accounted for under ASC topic 805, Business Combinations (“ASC 805”). The purchase price consisted of an initial cash payment of $100,000, followed by three annual cash installment payments if the acquired company’s revenues exceed certain targeted levels each of these years. The amount was calculated as the lesser of a percentage of the revenue generated or a fixed amount for each year, based on the terms of the agreement.

Based on these terms, the minimum additional cash payment would have been zero if none of the minimum revenue targets were met, and the maximum additional payment would have been $1.1 million, which amount was recorded as contingent consideration at its fair value of $850,000, resulting in a total purchase price of $950,000 including the initial cash payment of $100,000 above. Together with the initial cash payment and the first two contingent payments made, additional payments of zero and $300,000 were made in accordance with the terms of the purchase in 2013 and 2012, respectively.

See table below for a summary of the opening balances to the closing balances of the contingent purchase consideration (in thousands):

	As of March 31,
	2013	2012
Contingent purchase price accrual, beginning of period	$—	$300
Minimum revenue target met, increase in contingent liability charged to expense in the period	—	—
Payment of contingent purchase liability	—	—
Contingent purchase price accrual, end of period	$—	$300

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of the acquisition of SGLC in 2009 (in thousands):

	Fair Value as of March 31, 2013 using:				Fair Value as of March 31, 2012 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	March 31,	Assets	Observable Inputs	Inputs	March 31,	Assets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$—	$—	$—	$—	$6,404	$6,404	$—	$—
Total	$—	$—	$—	$—	$6,404	$6,404	$—	$—
Liabilities:
Contingent purchase price accrual	$—	$—	$—	$—	$300	$—	$—	$300
Total	$—	$—	$—	$—	$300	$—	$—	$300

There were no changes in the valuation techniques or inputs used as the basis to calculate the contingent purchase price accrual.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC topic 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2013 and 2012, the fair value of options granted was calculated using the following assumptions:

Three Months Ended
March 31,
	2013	2012

Expected stock price volatility	66.4% - 66.6%	65.0% - 65.2%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	0.75% - 0.87%	0.79% - 0.88%

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

The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012

Cost of revenue	$1	$76
Sales and marketing	174	245
Research & development	300	361
General and administrative	1,193	953
Total	$1,668	$1,635

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive loss in stockholders’ equity.

Cash flows of consolidated foreign subsidiaries, whose functional currency for each is local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the available-for-sale securities on total comprehensive income (loss) (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012

Net Loss	$(4,700)	$(1,903)
Foreign currency translation gain (loss)	(481)	298
Unrealized gain (loss) on available-for-sale securities	—	4
Total comprehensive loss	$(5,181)	$(1,601)

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense for the three months ended March 31, 2013 and 2012 were $15.0 million and $16.9 million, respectively.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance on the impairment testing of indefinite-lived intangible assets (Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), effective for calendar years beginning after September 15, 2012. Early adoption is permitted. The objective of this standard update is to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired will it be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The Company adopted this guidance beginning in fiscal year 2013, and the adoption of such guidance did not have a material impact on the Company’s reported results of operations or financial position.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this guidance beginning in fiscal year 2013, and the adoption of such guidance did not have a material impact on the Company’s reported results of operations or financial position.

3. NET LOSS PER SHARE

Net loss per share is computed under the provisions of ASC topic 260 - Earnings Per Share. Basic loss per share is computed using net loss and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except per share amounts)
Numerator:
Net Loss	$(4,700)	$(1,903)
Denominator:
Weighted average number of common shares:
Basic	21,360	20,942
Diluted	21,360	20,942
Loss per common share:
Basic	$(0.22)	$(0.09)
Diluted	$(0.22)	$(0.09)

For the three months ended March 31, 2013 and 2012, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.

For the three months ended March 31, 2013, outstanding stock options, restricted stock units and restricted stock of 341,000, 85,000, and 194,000 respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the three months ended March 31, 2012, outstanding stock options, restricted stock units and restricted stock of 303,000, 42,000 and 61,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

4. INVENTORY

Inventory consisted of the following (dollars in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$4,427	$3,570
Finished goods	2,840	3,011
Total inventory	$7,267	$6,581

5. GOODWILL

The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006 and the acquisition of certain assets of SGLC in November 2009. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles—Goodwill and Other  (“ASC 350”) or more frequently, if impairment indicators arise. The Company’s annual testing resulted in no impairment of goodwill since the dates of acquisition. Beginning in the fourth quarter of 2012, the Company began reporting its results in three reportable segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, Rest of World (“ROW”) Consumer, and Institutional.

The following table represents the balance and changes in goodwill, for the three months ended March 31, 2013 (in thousands):

	North America	Rest of World
	Consumer	Consumer	Institutional
	Operating	Operating	Operating
	Segment	Segment	Segment	Total

Balance as of December 31, 2012	$13,499	$2,199	$19,198	$34,896
Effect of change in foreign currency rate		(3)	(25)	(28)
Balance as of March 31, 2013	$13,499	$2,196	$19,173	$34,868

6. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$10,607	$—	$10,607	$10,607	$—	$10,607
Core technology	2,453	(2,453)	—	2,453	(2,453)	—
Customer relationships	10,846	(10,846)	—	10,850	(10,850)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(92)	208	300	(82)	218
Total	$24,218	$(13,403)	$10,815	$24,222	$(13,397)	$10,825

Amortization of intangible assets for the three months ended March 31, 2013 and 2012 totaled $10,000 and $10,000, respectively. For the three months ended March 31, 2013 and 2012, $10,000 and $10,000 was included in research and development expense.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2013 and years thereafter (in thousands):

2013—remaining	$30
2014	40
2015	40
2016	40
2017	40
Thereafter	18
Total	$208

In accordance with ASC topic 350, Intangibles — Goodwill & Other, the Company reviews its indefinite lived intangible assets annually as of December 31.  There were no impairment charges for the three months ended March 31, 2013 or March 31, 2012.

7. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	March 31,	December 31,
	2013	2012
Marketing expenses	$13,131	$16,922
Professional and consulting fees	4,805	3,282
Sales return reserve	4,675	5,883
Sales, withholding, and property taxes payable	3,001	3,451
Other	5,672	6,849
	$31,284	$36,387

8. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2013 is based on the estimated annual effective tax rate for fiscal year 2013. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change and create a different relationship between domestic and foreign income and loss.

The Company accounts for uncertainty in income taxes under ASC subtopic 740-10-25, Income Taxes: Overall: Background (“ASC 740-10-25”).  ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of March 31, 2013, the Company has no ongoing income tax examinations.

As of March 31, 2013 and December 31, 2012, the Company had $151,000 and $143,000, respectively of unrecognized tax benefits, which if recognized, would decrease its effective tax rate.  These liabilities for unrecognized tax benefits are included in “Other Long Term Liabilities.”  Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision, which were zero at the adoption date, and are approximately $11,000 as of March 31, 2013.

Valuation Allowance Recorded for Deferred Tax Assets

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of March 31, 2013, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary.  In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome.  An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.

Consideration has been given to the following positive and negative evidence:

•                 Three-year cumulative evaluation period ending March 31, 2013 results in a cumulative U.S. pre-tax loss;

•                 from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•                 the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•                 lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•                 through March 31, 2013 there are no U.S. federal jurisdiction net operating loss carryforwards.

During the second quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary resulting in a non-cash charge of $0.4 million. During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan, and the U.S. resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million, respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of March 31, 2013, a full valuation allowance was provided for the U.S., Korea, Japan, and Brazil where the Company has determined the deferred tax assets will more likely than not be realized.

Evaluation of the remaining jurisdictions as of March 31, 2013 resulted in the determination that no additional valuation allowances were necessary at this time.  However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

For the three months ended March 31, 2013 the Company’s income tax expense resulted from income related to current year profits of operations in Canada, Germany, and the U.K., foreign withholding taxes, the tax impact related to amortization of indefinite lived intangibles, and an inability to recognize tax benefits associated with current year losses associated with operations in Korea, Brazil, Japan, and the U.S.

As of March 31, 2013, and December 31, 2012, the Company’s U.S. deferred tax liability was $8.7 million and $8.4 million, respectively, related to its goodwill and indefinite lived intangibles.  As of March 31, 2013, and December 31, 2012, the Company’s foreign net deferred tax asset was $0.3 million and $0.4 million, respectively.

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

2009 Omnibus Incentive Plan

On February 27, 2009, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2009 Plan”) that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On May 26, 2011 the Board of Directors authorized and the Company’s shareholders’ approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company’s shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan.

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At March 31, 2013 there were 1,152,773 shares available for future grant under the 2009 Plan.

In accordance with ASC topic 718, Compensation—Stock Compensation (“ASC 718”), the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.

Stock Options

The following table summarized the Company’s stock option activity from January 1, 2013 to March 31, 2013:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value
Options Outstanding, January 1, 2013	2,470,347	$12.57	$6.98	$6,760,327
Options granted	267,692	12.63
Options exercised	(70,279)	4.97
Options cancelled	(107,706)	16.04
Options Outstanding, March 31, 2013	2,560,054	12.64	7.04	11,159,695
Vested and expected to vest at March 31, 2013	2,390,426	12.69	6.89	10,514,276
Exercisable at March 31, 2013	1,349,152	12.24	5.57	7,079,058

As of March 31, 2013, there was approximately $7.3 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.68 years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire ten years from the date of the grant. Options generally vest over a four-year period based upon required service conditions.  No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with ASC 718.

Restricted Stock Awards

The following table summarized the Company’s restricted stock award activity from January 1, 2013 to March 31, 2013:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Nonvested Awards, January 1, 2013	758,103	$11.00	$8,339,133
Awards granted	144,705	12.64
Awards vested	(190,210)	8.89
Awards cancelled	(32,784)	12.86
Nonvested Awards, March 31, 2013	679,814	11.85	$8,055,796

As of March 31, 2013, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $6.1 million and is expected to be recognized over a period of 2.55 years.

Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.

Restricted Stock Units

During the three months ended March 31, 2013, 4,010 restricted stock units were granted.  The aggregate grant date fair value of the awards was $50,005, which was recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

Long-Term Incentive Program

On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (“2013 LTIP”), a new long-term incentive program. The 2013 LTIP, which will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “Plan”) and the shares awarded under the 2013 LTIP will be taken from the shares reserved under the Plan. The purpose of the 2013 LTIP is to: motivate senior management and other executives to achieve key financial and strategic business objectives of the Company; offer eligible executives of the Company a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. The 2013 LTIP is effective from January 1, 2013 until December 31, 2014.

Executives designated by the board of directors will be eligible to receive performance stock awards and cash upon the Company’s achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order for the granting of any performance stock award or any cash payment to be made under the 2013 LTIP, the Company must meet the minimum threshold requirements for each performance goal for the 2014 fiscal year in addition to the performance goals for the 2013 fiscal year. Each performance goal is mutually exclusive.  Each performance goal has a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target.

The maximum number of shares to be issued as performance share awards is 883,262 and the maximum cash payout is $3.17 million, although executives hired after the approval of the 2013 LTIP may be allowed to participate at the discretion of the board of directors, which could raise the overall share awards and cash payouts. The minimum number of shares to be issued as performance stock awards is zero, and the minimum cash payout is zero. If performance stock awards are granted, the shares will be 100% vested as of the date of grant. There will be no subsequent holding period requirement.

Before any payment of cash or granting of performance stock awards pursuant to an award granted under the 2013 LTIP can be made, the material terms of the performance goals must be disclosed to, and subsequently approved by, the stockholders, in accordance with Treasury Regulation Section 1.162-27(e)(4). If the Company’s stockholders do not approve the material terms of the performance goals prior to the end of the 2013 fiscal year, then any award under the 2013 LTIP shall be null and void, and any executive who has received an award under the 2013 LTIP shall have no rights to any payment of cash or performance stock awards pursuant to such award.

As the stockholders have not yet approved the material terms of the performance goals, the amount of share-based compensation expense recognized related to the 2013 LTIP was zero for the three months ended March 31, 2013.  As approval of the material terms of the performance goals by the shareholders is probable, $0.2 million of expense was recognized related to the cash-based portion of the 2013 LTIP for the three months ended March 31, 2013.

10. STOCKHOLDERS’ EQUITY

At March 31, 2013, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.  At March 31, 2013, the Company had shares of common stock issued and outstanding of 22,134,033.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many kiosks, copiers, parking spaces, buildings, a warehouse, and office space under operating lease and site license arrangements, some of which contain renewal options. The rental payments under some kiosk site licenses are based on a minimum rental plus a percentage of the kiosk’s sales in excess of stipulated amounts. Kiosk site licenses range from a period of one month to 89 months. Building, warehouse, and office space leases range from 12 to 89 months. Certain leases also contain lease renewal options.

The following table summarizes future minimum operating lease payments for the remaining nine months of 2013 and the years thereafter (in thousands):

Periods Ending December 31,
2013-remaining	$4,219
2014	4,046
2015	2,750
2016	2,489
2017-Thereafter	4,455
$17,959

The amounts above reflect commitments under operating leases as of March 31, 2013.  On April 4, 2013, we announced the closures of our U.S. kiosk business which will reduce future lease commitments.

Rent expense was $2.9 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.

The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses; the rent expense of such leases is recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.4 million at March 31, 2013. The deferred rent asset was $0.1 million at March 31, 2013. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Rosetta Stone Japan partially abandoned their facility at 1-4-16 Jingumae Shibuya-ku, Tokyo 150-0001 Japan  in March 2013 as a result of excess office space due to reduction in staff along with overall local operations business performance.  We estimated our liability under operating lease agreements and accrued exit costs in accordance with ASC 420, Exit or Disposal Cost Obligation, as the company has no future economic benefit from the abandoned space and the lease does not terminate until February 28, 2015.  Accrued exit costs associated with the partial abandonment were charged to lease abandonment expense in March 2013.  The following table summarizes the accrued exit costs for our 1-4-16 Jingumae Shibuya-ku (in thousands):

As of
March 31,
2013

Accrued exit costs, 1-4-16 Jingumae Shibuya-ku, beginning of period	$—
Costs incurred and charged to expense	758
Principal reductions	—
Accrued exit costs, 1-4-16 Jingumae Shibuya-ku, end of period	$758

Accrued exit cost liability:
Short-term	$405
Long-term	353
Total	$758

Litigation

In April 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company’s violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class in January 2011. In March 2011, the case was removed to the United States District Court for the Northern District of California. In November 2011, the parties agreed to the mediator’s proposed settlement terms, and as a result, as of September 30, 2011, the Company reserved $0.6 million for the proposed settlement amount. The Company disputes the plaintiffs’ claims and it has not admitted any wrongdoing with respect to the case.

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. Rosetta Stone GmbH has continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November of 2012 and Rosetta Stone GmbH moved to have a further appeal heard before the German Federal Supreme Court. The Company also commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying Rosetta Stone’s request to cancel Langenscheidt’s German trademark registration. The Company has appealed that decision and a hearing on the appeal was held in April 2013 before the German Federal Patent Court. The Company cannot predict the timing and ultimate outcome of this matter, however the Company believes the range of possible loss is immaterial to the financial statements. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims and appeals.

From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.

12. SEGMENT INFORMATION

During 2012, the Company had a change in its chief operating decision maker (“CODM”), which led to a change in the fourth quarter to what the CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, the Company is managed in three operating segments—North America Consumer, ROW Consumer and Institutional. These segments also represent the Company’s reportable segments. Concurrent with the change in reportable segments, the Company reviewed the expenses included in segment contribution. The Company identified additional expenses including certain customer care, coaching, finance and sales and marketing costs that directly benefit individual reportable segments and are included in segment contribution. Prior period data has been retrospectively revised to be consistent with the current year presentation.

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

Operating results by segment for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Revenue:
North America Consumer	$41,385	$43,084
Rest of World Consumer	8,570	12,204
Institutional	13,969	14,161
Total Revenue	$63,924	$69,449

Segment contribution:
North America Consumer	$16,339	$17,635
Rest of World Consumer	(378)	(368)
Institutional	5,307	6,149
Total segment contribution	21,268	23,416
Unallocated expenses, net:
Unallocated cost of sales	530	2,112
Unallocated sales and marketing	4,061	4,042
Unallocated research and development	7,357	6,273
Unallocated general and administrative	12,665	13,347
Unallocated lease abandonment	793	—
Unallocated non-operating income/(expense)	(415)	287
Total unallocated expenses, net	24,991	26,061
Income (loss) before provision for income taxes	$(3,723)	$(2,645)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase Rosetta Stone products. The geographic locations of distributors and resellers who purchase and resell Rosetta Stone products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
United States	$52,791	$54,914
International	11,133	14,535
Total Revenue	$63,924	$69,449

The information below summarizes long-lived assets by geographic area for the three months ended March 31, 2013 and 2012 (in thousands):

	March 31,	December 31,
	2013	2012
United States	$16,175	$15,986
International	924	1,227
Total	$17,099	$17,213

13. SUBSEQUENT EVENTS

Acquisition of Livemocha, Inc.

On April 1, 2013 the Company acquired Seattle-based Livemocha, Inc. (“Livemocha”) for an aggregate purchase price of $8.5 million in cash, subject to later reduction based on final determination of net working capital at the effective time of the merger.

Holders of Livemocha options and warrants had their options and warrants terminated prior to the effective time of the merger. Holders of Livemocha common and preferred equity received cash consideration in exchange for the retirement of their stock. Approximately $0.5 million is expected to be incurred for acquisition-related costs, of which approximately $0.3 million was incurred and expensed during the first quarter of 2013 and the remaining amount is expected to be incurred in the second quarter of 2013.

Livemocha is one of the world’s largest online language-learning community of over 16 million registered members. Livemocha has 33 employees.

The Company is currently evaluating the purchase accounting impact of Livemocha, and therefore this Form 10-Q does not include fair value purchase price allocation information for this acquisition as it was not practicable to prepare this information as of the reporting date of this Form 10-Q.

Closure of U.S. Kiosks

On April 4, 2013 the Company announced that it will close all 56 of its remaining kiosk locations in the U.S. as it accelerates a transition to cloud-based learning solutions.  As part of the move, the Company will reduce its headcount by approximately 45 full-time and 200 part-time employees. As a result, $0.6 million of accelerated depreciation was recognized on kiosk assets during the three months ended March 31, 2013.  The Company anticipates an additional $1.3 million of related expenses for the three months ended June 30, 2013 including severance and lease termination costs.  The Company plans to continually evaluate international kiosk performance potentially closing additional underperforming kiosk locations.

Registration of Securities

Certain holders of our common stock have registration rights pursuant to a Registration Rights Agreement that the Company entered into in connection with the purchase of the Company by ABS Capital Partners and Norwest Equity Partners VIII, LP, in 2006.

On May 8, 2013, we filed a universal shelf registration statement. The registration statement, once declared effective by the SEC, will permit holders of our stock to offer the shares of common stock held by them. The shelf will also provide the Company with the flexibility to sell an amount of equity or debt in the amount of $150.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward- looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Unless the context otherwise requires, references in this Report to “we”, “us” or “our” shall mean the Company.

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

During 2012, we had a change in our chief operating decision maker (“CODM”), which led to a fourth quarter change to what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, we had three operating segments, North America Consumer, Rest of World (“ROW”) Consumer and Institutional. From the first quarter of 2011 through the third quarter of 2012 we had two operating segments, Consumer and Institutional. Prior to 2011 we operated as a single segment.

As we focus on balancing growth and margin, we will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our CODM. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution decreased from 41% for the three months ended March 31, 2012 to 39% for the three months ended March 31, 2013. The slight decrease in North America Consumer segment contribution is due to a decrease in revenue of $1.7 million.  ROW Consumer segment contribution remained flat at a loss of $0.4 million for the three months ended March 31, 2013 compared to the same prior year period driven by a decrease in revenue of $3.6 million, offset partially by the reduction in sales and marketing expense of $2.7 million, primarily the result of more strategic marketing plans to reduce expenses. Institutional segment contribution decreased to $5.3 million, or 38%, for the three months ended March 31, 2013 as compared to $6.1 million, or 43%, for the three months ended March 31, 2012 primarily due to an increase in sales and marketing expense related to the addition of sales staff to this group. As our institutional sales team gains traction we anticipate an improvement in contribution margin.

For additional information regarding our segments, see Note 12 of Item 1, Financial Statements and Supplementary Data. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistent with our current operating segments and definition of segment contribution.

Consumer Business Metrics

Beginning in 2012 management used the following key business metrics to measure the success of our combined North America and ROW Consumer segments. The Institutional segment is measured based on its overall performance as opposed to the individual customer and user metrics described below.

•                  Product software units.  A unit is a perpetual software license sold as either tangible packaged software or as an online download.

•                  Average revenue per product software unit.  Consumer revenues derived from product software units divided by the number of product software units sold in the same period. Revenue from product software includes product revenue associated with perpetual software licenses in addition to service revenues associated with short-term online subscriptions that are bundled with our V4 TOTALe offering. Approximately $36.00 to $49.00 in revenue per unit is derived from service revenues associated with this short-term online subscription.

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

The following table sets forth these unit and online learner metrics for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit amounts)

Product software revenue	$44,196	$52,414
Paid online learner revenues	5,759	2,874
Total consumer revenues	$49,955	$55,288

Product software units	141,756	142,952
Total paid online learners	80,625	41,242

Average revenue per product software unit	$312	$367
Average revenue per online learner	$26	$28

Product software

Product software revenue primarily includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads in future periods. There is no difference in price between the two options.

Revenue from product software decreased $8.2 million from the three months ended March 31, 2012 to the three months ended March 31, 2013, driven by a 15% decrease in the average revenue per unit and a 1% decrease in the number of units sold, compared to the prior year period.

Paid online learners

Revenue from paid online learners increased $2.9 million from the three months ended March 31, 2012 to the three months ended March 31, 2013, driven by a 95% increase in the number of paid online learners as of March 31, 2013, compared to the prior period. This increase was partially offset by a 7% decrease in the average revenue per online learner primarily due to continued testing of online products at different price points.

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

Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines product software and dedicated conversational coaching. The content of our product software and subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience. Rosetta Stone Version 4 TOTALe bundles time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone language learning solutions. As a result, we typically defer 10%-35% of each of these bundled sales over the term of the subscription license.

We sell our solutions directly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers as well as through our kiosks. The majority of our consumer customers purchase our product software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct institutional sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and institutional sales channels because the customers and revenue drivers of these channels are different.

Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2012 accounted for 29% of our annual revenue in 2012. Our institutional sales bookings are seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.

Cost of Product and Subscription and Service Revenue

Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We believe cost of revenue will also increase, as a percentage of revenue, in future periods as a result of our launch of Rosetta Stone Version 4 TOTALe and ReFLEX solutions in our international markets, which includes services that have higher direct costs to deliver to customers than previous versions of our product. However, in the fourth quarter of 2012, we took additional measures to further address coaching costs, limiting the number of studio sessions in our Version 4 TOTALe offering compared to our former unlimited policy.

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

Sales and Marketing

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

Research and Development

Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to modifying and expanding our product portfolio through the addition of new content and new complementary products and services to our language learning solutions. We expect our investment in research and development expenses to increase in future years as we restructure operations to optimize research and development initiatives and deliver new products that will provide us with significant benefits in the future, including our first of several children’s products to be released late summer of 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. In 2013, there have been and we expect that there will continue to be increases to certain general and administrative expenses to support our expansion into different markets. However, we are also taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.

Interest and Other Income (Expense)

Interest and other income (expense) primarily consist of interest income, late fee income, interest expense, foreign exchange gains and losses, and income from litigation settlements. Interest expense is primarily related to interest on our capital leases. Interest income represents interest received on our cash and cash equivalents. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Legal settlements are related to agreed upon settlement payments from various anti-piracy enforcement efforts.

Income Tax Expense (Benefit)

For the three months ended March 31, 2013, we incurred tax expense of $1.0 million despite incurring a loss before taxes of $3.7 million resulting in a negative worldwide effective tax rate of (26%).  The negative tax rate resulted from tax expense related to current year income of operations in Canada, Germany, and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangibles. For the year ended December 31, 2012, our effective tax rate was approximately (514%).  For the year ended December 31, 2012, our worldwide effective tax rate was significantly higher than the current period due to the establishment of a full valuation allowance to reduce the deferred tax assets related to our operations in Korea, Brazil, Japan and the U.S. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 7, 2013.

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

•                                          Goodwill

•                                          Other Intangible Assets

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended
	March 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$37,592	$47,530	$(9,938)	-20.9%
Subscription and service	26,332	21,919	4,413	20.1%
Total revenue	63,924	69,449	(5,525)	-8.0%

Cost of revenue
Cost of product revenue	6,940	9,108	(2,168)	-23.8%
Cost of subscription and service revenue	3,324	4,366	(1,042)	-23.9%
Total cost of revenue	10,264	13,474	(3,210)	-23.8%

Gross margin	53,660	55,975	(2,315)	-4.1%

Operating Expenses:
Sales and marketing	37,060	38,404	(1,344)	-3.5%
Research and development	7,357	6,273	1,084	17.3%
General and administrative	12,588	13,657	(1,069)	-7.8%
Lease abandonment	793	—	793	100.0%
Total operating expenses	57,798	58,334	(536)	-0.9%

Loss from operations	(4,138)	(2,359)	(1,779)	-75.4%

Other income and expense:
Interest income	41	78	(37)	-47.4%
Interest expense	(45)	—	(45)	100.0%
Other (expense) income	419	(364)	783	215.1%
Total interest and other income (expense), net	415	(286)	701	245.1%

Loss before income taxes	(3,723)	(2,645)	(1,078)	-40.8%
Income tax expense (benefit)	977	(742)	(1,719)	-231.7%
Net loss	$(4,700)	$(1,903)	$(2,797)	-147.0%

Comparison of the three months ended March 31, 2013 and the three months ended March 31, 2012

Our revenue decreased to $63.9 million for the three months ended March 31, 2013 from $69.5 million for the three months ended March 31, 2012. The change in revenue is due to decreases in ROW Consumer, North American Consumer, and Institutional revenues of $3.6 million, $1.7 million, and $0.2 million, respectively, over the prior year period. Bookings, calculated as revenue plus the change in deferred revenue, decreased to $60.4 million for the three months ended March 31, 2013 from $65.3 million for the three months ended March 31, 2012. The decrease was due to decreases in ROW Consumer, North America Consumer, and Institutional bookings of $4.2 million, $0.4 million and $0.2 million, respectively, over the prior year period.

We reported an operating loss of $4.1 million for the three months ended March 31, 2013 compared to an operating loss of $2.4 million for the three months ended March 31, 2012. The increase in operating loss was primarily due to a decrease in gross margin of $2.3 million, offset slightly by a decrease in operating expenses of $0.5 million.  Gross margin decreased to $53.7 million as of March 31, 2013 from $56.0 million as of March 31, 2012 due to a $5.5 million decrease in revenue, offset partially by a $3.2 million decrease in cost of goods sold as we shift from our traditional hard product to online subscriptions and digital downloads impacting much of our cost of goods sold expenses.

As of March 31, 2013 and March 31, 2012 we employed approximately 1,500 and 1,700 personnel, respectively, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

North America Consumer	$41,385	64.7%	$43,084	62.0%	$(1,699)	-3.9%
ROW Consumer	8,570	13.4%	12,204	17.6%	(3,634)	-29.8%
Institutional	13,969	21.9%	14,161	20.4%	(192)	-1.4%
Total Revenue	$63,924	100.0%	$69,449	100.0%	$(5,525)	-8.0%

North America Consumer revenue decreased $1.7 million, or 4%, from the three months ended March 31, 2012 to the three months ended March 31, 2013.  This decrease was due to $3.7 million reduction in product software revenue, primarily within our kiosk channel where we have significantly decreased our footprint, compared to the prior year period.  On April 4, 2013 we announced the closure of our entire kiosk sales channel in the U.S. as we shift our focus to cloud-based learning solutions. Revenue from these paid online subscriptions increased $2.0 million compared to the prior year period.  North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, decreased to $41.3 million for the three months ended March 31, 2013 from $41.7 million for the three months ended March 31, 2012.

ROW Consumer revenue decreased $3.6 million, or 30%, from the three months ended March 31, 2012 to the three months ended March 31, 2013.  Web conversions were down in all ROW consumer markets, and we experienced lower sales through our home shopping sales channels in Korea, compared to the prior year period.  In response to the ongoing softness in Japan consumer sales, we are re-evaluating our go-to-market strategy, altering our target market, dropping our pricing, changing our messaging and shifting the focus of our marketing in that country.  ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $8.3 million for the three months ended March 31, 2013 from $12.6 million for the three months ended March 31, 2012.

Institutional revenue decreased $0.2 million, or 1% from the three months ended March 31, 2012 to the three months ended March 31, 2013.  Education revenues decreased $1.0 million, driven by a decline in perpetual software sales as we transitioned to a predominantly subscription sales model.  This decrease was partially offset by a $0.8 million increase in Corporate revenues, driven by deeper account penetration.  Institutional bookings, calculated as institutional revenue plus the change in institutional deferred revenue, decreased to $10.8 million for the year ended March 31, 2013 from $11.0 million for the three months ended March 31, 2012.

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

Rosetta Stone Version 4 bundles time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our product software.  As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. We will recognize the deferred revenue over the term of the subscription license in accordance with ASC subtopic 985-605, Software: Revenue Recognition.

The following table sets forth revenue for products and subscription and services for the three months ended March 31,

2013 and 2012:

	Three months ended March 31,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

Product revenue	$37,592	58.8%	$47,530	68.4%	$(9,938)	-20.9%
Subscription and service revenue	26,332	41.2%	21,919	31.6%	4,413	20.1%
Total revenue	$63,924	100.0%	$69,449	100.0%	$(5,525)	-8.0%

Product Revenue

Product revenue decreased $9.9 million to $37.6 million during the three months ended March 31, 2013 from $47.5 million during the three months ended March 31, 2012. The decrease in product revenue is a result of kiosk closures primarily in the U.S. and a shift from sales of product licenses to sales of renewing online subscriptions.

Subscription and Service Revenue

Subscription and service revenue increased $4.4 million, or 20.1%, to $26.3 million for the three months ended March 31, 2013. The increase in subscription and service revenues was due to a growing base of exclusively online subscription sales.

Cost of Product Revenue and Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$37,592	$47,530	$(9,938)	-20.9%
Subscription and service	26,332	21,919	4,413	20.1%
Total revenue	63,924	69,449	(5,525)	-8.0%

Cost of revenue
Cost of product revenue	6,940	9,108	(2,168)	-23.8%
Cost of subscription and service revenue	3,324	4,366	(1,042)	-23.9%
Total cost of revenue	10,264	13,474	(3,210)	-23.8%

Gross profit	$53,660	$55,975	$(2,315)	-4.1%

Gross margin percentages	83.9%	80.6%	3.3%

Cost of Product Revenue

Cost of product revenue for the three months ended March 31, 2013 was $6.9 million, a decrease of $2.2 million, or 24% from the three months ended March 31, 2012.  As a percentage of product revenue, cost of product revenue decreased to 18% for the three months ended March 31, 2013 compared to 19% for the three months ended March 31, 2012.  The dollar decrease in cost was primarily attributable to a 21% decrease in product revenue and associated cost.  Cost of product decreased due to a reduction in inventory costs of $0.7 million, a decrease in payroll and benefit expenses of $0.9 million, a decrease of $0.3 million in credit card processing fees, and a $0.1 million decrease in communications expenses.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended March 31, 2013 was $3.3 million, a decrease of $1.0 million, or 24% from the three months ended March 31, 2012. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 13% for the three months ended March 31, 2013 as compared to 20% for the same prior year period. The decrease in cost was primarily attributable to a decrease in coaching, community and success support expenses related to our web-based service offerings in our Version 4 TOTALe and ReFLEX products which include a component of dedicated online language conversation coaching.  Beginning in the fourth quarter of 2012, we capped the number of studio sessions compared to our former unlimited policy, decreasing our coaching costs in the first quarter of 2013 as compared to the same prior year period. Payroll and benefits related to online products were down $0.4 million from the first quarter of 2012.

Operating Expenses

	Three months ended
	March 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Sales and marketing	$37,060	$38,404	$(1,344)	-3.5%
Research and development	7,357	6,273	1,084	17.3%
General and administrative	12,588	13,657	(1,069)	-7.8%
Lease abandonment	793	—	793	100.0%
Total operating expenses	$57,798	$58,334	$(536)	-0.9%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2013 were $37.1 million, a decrease of $1.3 million, or 4%, from the three months ended March 31, 2012. As a percentage of total revenue, sales and marketing expenses were 58% for the three months ended March 31, 2013, compared to 55% for the three months ended March 31, 2012. The dollar decreases in sales and marketing expenses were primarily attributable to our efforts to continually evaluate our kiosk performance and closing underperforming kiosk locations. As of March 31, 2013 we operated 78 kiosks worldwide, a decrease from 102, or 24% from the three months ended March 31, 2012. As a result, kiosk-related expenses decreased $1.8 million including rent, commissions, and personnel costs. Additionally, media and marketing activities have decreased $1.8 million as we focus our efforts on advertising through online channels such as Facebook, Google AdWords, and email, and less on the more expensive television and radio commercials. These decreases were partially offset by a $1.3 million increase in non-kiosk related personnel-related expenses related to growth in our institutional sales channel, and marketing and sales support activities.  Additionally, professional services expenses increased $0.5 million primarily related to institutional sales and customer success projects as well as web consulting services. Relocation, recruitment fee, training, and expatriate expenses increased $0.6 million as we recruited a new head of marketing, relocated our President of Consumer operations to our Japan office, and invested training for our institutional sales manager.  We plan to close all 56 of our remaining kiosk locations in the U.S. in the second quarter of 2013 as we accelerate our transition to cloud-based learning solutions.  We expect to incur an increase in expenses in the second quarter of 2013 as it relates to the winding down of these kiosk locations.

Research and Development Expenses

Research and development expenses were $7.4 million for the three months ended March 31, 2013, an increase of $1.1 million, or 17%, from the three months ended March 31, 2012. As a percentage of revenue, research and development expenses increased to 11% for the three months ended March 31, 2013 compared to 9% the three months ended March 31, 2012. The dollar increase was primarily attributable to a $1.0 million increase in consulting expenses as we invest more in strengthening our platforms and bringing new innovative products to market.  With the drive to accelerate our product and technological innovation, we restructured our organization in the first quarter of 2013, opening offices in San Francisco, CA and Austin, TX and eliminating approximately 70 positions from our Virginia-based Product team.  Although this increased our severance expenses $0.9 million, we experienced offsetting savings in payroll, bonuses, and vacation expenses.  We will continue to develop new products, including several children’s product offerings, and improve our offering to educational organizations. We intend to make our products more modular, flexible and mobile.  As a result of these initiatives, we expect an increase in research and development expense in 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $12.6 million, a decrease of $1.1 million, or 8%, from the three months ended March 31, 2012. As a percentage of revenue, general and administrative expenses remained flat at 20% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The dollar decreases were primarily attributable to a $0.4 million decrease in bad debt expenses as we recovered $0.2 million of our reserve with Borders in the first quarter of 2013 as well as an overall improvement in our accounts receivable aging, a decrease of $0.5 million in depreciation expense related to certain fixed assets being fully depreciated early in the second quarter of 2012, and a $0.4 million decrease in personnel-related expenses, including payroll, benefits, and travel related expenses as a result of decreased headcount and our overall cost saving initiatives. These decreases were partially offset by a $0.4 million increase in professional services, including $0.2 million increase in outside legal expenses primarily related to our acquisition activities and a $0.2 million increase in consulting expenses related to several software upgrades and implementation. We expect there to be increases in general and administrative expenses to support our acquisition efforts in 2013 and transition to cloud-based learning solutions.

Lease Abandonment

In March 2013, we exited a portion of our facility at 1-4-16 Jingumae Shibuya-ku, Tokyo 150-0001 Japan as a result of excess office space due to reduction in staff in our Japan office along with overall local operations business performance.  Accrued exit costs of $0.8 million associated with the partial abandonment were charged to lease abandonment expenses in the first quarter of 2013.

Interest and Other Income (Expense)

	Three months ended
	March 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Interest income	$41	$78	$(37)	-47.4%
Interest expense	(45)	—	(45)	100.0%
Other income (expense)	419	(364)	(783)	215.1%
Total other income (expense)	$415	$(286)	$701	245.1%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended March 31, 2013 was $41,000 a decrease of $37,000, or 47%.

Interest expense for the three months ended March 31, 2013 was $45,000, an increase of $45,000 or 100%, from the three months ended March 31, 2012. This increase was primarily the result of a write-off of previously charged late fees on receivables that were deemed uncollectable in the first quarter of 2013.

Other income for the three months ended March 31, 2013 was $0.4 million as compared to other expense of $0.4 million for the three months ended March 31, 2012, an increase of $0.7 million or 203%. The increase was primarily due to foreign exchange gains.

Income Tax Expense (Benefit)

	Three months ended
	March 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$977	$(742)	$(1,719)	-231.7%

Income tax expense for the three months ended March 31, 2013 was $1.0 million, compared to a $0.7 million income tax benefit for the three months ended March 31, 2012. The change primarily resulted from tax expenses related to current year income of operations in Canada, Germany, and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangibles.

Liquidity and Capital Resources

Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced decreases in our expenditures consistent with the decrease in revenues and personnel. We anticipate that our expenditures will increase in the future as we expand our product base and accelerate our strategy through acquisitions. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months.

The total amount of cash that was held by foreign subsidiaries as of March 31, 2013 was $19.1 million.  If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.

Cash Flow Analysis

Net Cash Provided By (Used In) Operating Activities

Net cash used by operating activities was $5.6 million for the three months ended March 31, 2013 compared to cash provided by operating activities of $2.7 million for the three months ended March 31, 2012, a decrease of $8.3 million. Net cash used by operating activities was primarily due to a decrease in accrued compensation of $6.4 million as a result of the payout of our 2012 bonuses in the first quarter of 2013, and an increase in our net loss after adjusted for depreciation, amortization, stock compensation, and valuation allowance. The net loss totaled $4.7 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we incurred non-cash charges for depreciation, amortization, stock compensation expense, and tax expenses related to the valuation allowance of $4.3 million, compared to $2.8 million incurred for the same items during the three months ended March 31, 2012.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2013, compared to net provided by investing activities of $2.3 million for the three months ended March 31, 2012, a decrease of $4.9 million. This decrease is primarily related to more purchases of property and equipment associated with the expansion of our technology infrastructure and our facilities in the prior year period as well as the expiry of our short-term investments that were not reinvested.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2013 compared to cash used in financing activities of $2,000 for the three months ended March 31, 2012. Net cash provided by financing activities during the three months ended March 31, 2013 primarily related to proceeds from the exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Kiosk	$1,605	$1,123	$371	$72	$39
Non-Kiosk	$16,354	$4,240	$5,903	$4,718	$1,493
Total	$17,959	$5,363	$6,274	$4,790	$1,532

The contractual commitments reflected in the table above include our corporate office leases and site licenses for our kiosks.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2013 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In April 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class in January 2011. In March 2011, the case was removed to the United States District Court for the Northern District of California. In November 2011, the parties agreed to a mediator’s proposed settlement terms, and as a result, as of September 30, 2011, we reserved $0.6 million for the proposed settlement amount. We dispute the plaintiffs’ claims and have not admitted any wrongdoing with respect to the case.

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. We have continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November 2012 and we have moved to have a further appeal heard before the German Federal Supreme Court. We also commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. We have appealed that decision and a hearing on the appeal was held in April 2013 before the German Federal Patent Court. We cannot predict the timing and ultimate outcome of this matter, however we believe the range of possible loss is immaterial to our financial statements. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims and appeals.

From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material impact on our business, financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K filed on March 7, 2013 with the U.S. Securities and Exchange Commission for the period ended December 31, 2012. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
2.1 (1)	Agreement and Plan of Merger by and among Rosetta Stone Ltd., Liberty Merger Sub Inc., Livemocha, Inc. and Shareholder Representative Services LLC, dated April 1, 2013.
3.1(2)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Second Amended and Restated Bylaws of the Company.
4.1(2)	Specimen certificate evidencing shares of Common Stock of the Company.
4.3(2)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*                                         Filed herewith

**                                  Furnished herewith

(1)                                 Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K filed on April 2, 2013.

(2)                                 Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-153632), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ STEPHEN M. SWAD

Stephen M. Swad
Chief Executive Officer

Date: May 8, 2013