Form 10-Q
period 2013-06-30
ROSETTA STONE INC
filed 2013-08-07
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 21,798,707 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,070	$148,190
Restricted cash	64	73
Accounts receivable (net of allowance for doubtful accounts of $983 and $1,297, respectively)	41,735	49,946
Inventory	5,939	6,581
Prepaid expenses and other current assets	7,788	5,204
Income tax receivable	254	1,104
Deferred income taxes	136	79
Total current assets	187,986	211,177
Property and equipment, net	17,134	17,213
Goodwill	39,718	34,896
Intangible assets, net	15,952	10,825
Deferred income taxes	210	260
Other assets	1,335	1,484
Total assets	$262,335	$275,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,344	$6,064
Accrued compensation	15,398	16,830
Other current liabilities	25,916	36,387
Deferred revenue	56,399	59,195
Total current liabilities	107,057	118,476
Deferred revenue	5,187	4,221
Deferred income taxes	8,954	8,400
Other long-term liabilities	863	155
Total liabilities	122,061	131,252
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,535 and 21,951 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	164,982	160,693
Accumulated loss	(25,006)	(16,749)
Accumulated other comprehensive income	296	657
Total stockholders’ equity	140,274	144,603
Total liabilities and stockholders’ equity	$262,335	$275,855

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue:
Product	$35,458	$37,543	$73,049	$85,073
Subscription and service	26,681	23,269	53,013	45,188
Total revenue	62,139	60,812	126,062	130,261
Cost of revenue:
Cost of product revenue	6,998	7,122	13,938	16,229
Cost of subscription and service revenue	3,226	4,198	6,550	8,565
Total cost of revenue	10,224	11,320	20,488	24,794
Gross profit	51,915	49,492	105,574	105,467
Operating expenses
Sales and marketing	33,144	35,125	70,203	73,529
Research and development	9,093	6,493	16,451	12,766
General and administrative	13,634	12,919	26,222	26,576
Lease abandonment	35	––	828	––
Total operating expenses	55,906	54,537	113,704	112,871
Loss from operations	(3,991)	(5,045)	(8,130)	(7,404)
Other income and (expense):
Interest income	43	21	84	99
Interest expense	––	––	(45)	––
Other income (expense)	(9)	320	410	(44)
Total other income (expense)	34	341	449	55
Loss before income taxes	(3,957)	(4,704)	(7,681)	(7,349)
Income tax (benefit) provision	(400)	(160)	576	(902)
Net loss	$(3,557)	$(4,544)	$(8,257)	$(6,447)
Net loss per share:
Basic	$(0.16)	$(0.22)	$(0.38)	$(0.31)
Diluted	$(0.16)	$(0.22)	$(0.38)	$(0.31)
Common shares and equivalents outstanding:
Basic weighted average shares	21,569	20,995	21,465	20,969
Diluted weighted average shares	21,569	20,995	21,465	20,969

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net loss	$(3,557)	$(4,544)	$(8,257)	$(6,447)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	120	(323)	(361)	(25)
Unrealized gain on available-for-sale securities	—	14	—	18
Other comprehensive income (loss)	120	(309)	(361)	(7)

Comprehensive loss	$(3,437)	$(4,853)	$(8,618)	$(6,454)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,257)	$(6,447)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation expense	3,704	3,731
Bad debt expense	227	596
Depreciation and amortization	4,596	4,482
Deferred income tax benefit	(627)	(1,156)
Loss on disposal of equipment	205	380
Net change in:
Restricted cash	9	28
Accounts receivable	8,010	16,314
Inventory	552	480
Prepaid expenses and other current assets	(2,568)	649
Income tax receivable	811	(2,740)
Other assets	10	(1,065)
Accounts payable	2,947	(2,868)
Accrued compensation	(1,559)	1,774
Other current liabilities	(9,796)	(7,813)
Excess tax benefit from stock options exercised	—	(18)
Other long term liabilities	336	1,596
Deferred revenue	(1,747)	(1,855)
Net cash (used in) provided by operating activities	(3,147)	6,068
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,212)	(1,998)
Proceeds from (purchases of) available-for-sale securities	—	8,112
Acquisition, net of cash acquired	(8,180)	—
Net cash (used in) provided by investing activities	(12,392)	6,114
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,798	—
Repurchase of shares from exercised stock options	(1,040)	—
Tax benefit of stock options exercised	—	18
Proceeds from equity offering, net of issuance costs	(171)	—
Payments under capital lease obligations	(196)	(3)
Net cash provided by financing activities	391	15
(Decrease) increase in cash and cash equivalents	(15,148)	12,197
Effect of exchange rate changes in cash and cash equivalents	(972)	61
Net (decrease) increase in cash and cash equivalents	(16,120)	12,258
Cash and cash equivalents—beginning of year	148,190	106,516
Cash and cash equivalents—end of period	$132,070	$118,774
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$1	$—
Income taxes	$2,038	$2,320
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,033	$139
Equipment acquired under capital lease	$586	$—

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

Basis of Presentation

The accompanying  consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013. The December 31, 2012  consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all normal recurring adjustments necessary for the fair presentation of the Company’s consolidated statement of financial position at June 30, 2013 and December 31, 2012, the Company’s results of operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  All references to June 30, 2013 or to the three and six months ended June 30, 2013 and 2012 in the notes to the  consolidated financial statements are unaudited.

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

The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months and a successful collection history has been established, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from the Company with a limited right of return. The Company also allows its retailers to return unsold products, subject to some limitations. In accordance with ASC subtopic 985-605-15, Software: Revenue Recognition: Products (“ASC 985-605-15”), product revenue is reduced for estimated returns, which are based on historical return rates.

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

On April 1, 2013, the Company completed its acquisition of Livemocha, Inc. (“Livemocha”).  Online subscription revenue from Livemocha is recognized ratably over the term of the subscription and is included in the Company’s results from operations after the acquisition date.

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

Deferred Tax Valuation Allowance

The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of June 30, 2013. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.

Fair Value of Financial Instruments

The Company values its assets and liabilities using the methods of fair value as described in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value in the hierarchy are described below:

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

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of the acquisition of SGLC in 2009 (in thousands):

	Fair Value as of June 30, 2013 using:				Fair Value as of June 30, 2012 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	June 30,	Assets	Observable Inputs	Inputs	June 30,	Assets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$—	$—	$—	$—	$1,600	$1,600	$—	$—
Total	$—	$—	$—	$—	$1,600	$1,600	$—	$—
Liabilities:
Contingent purchase price accrual	$—	$—	$—	$—	$300	$—	$—	$300
Total	$—	$—	$—	$—	$300	$—	$—	$300

There were no changes in the valuation techniques or inputs used as the basis to calculate the contingent purchase price accrual.

Business Combinations

The Company recognizes all of the assets acquired, liabilities assumed and contractual contingencies from the acquired company as well as contingent consideration at fair value on the acquisition date. The excess of the total purchase price over the fair value of the assets and liabilities acquired is recognized as goodwill. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as adjustments to goodwill.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC topic 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the consolidated statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2013 and 2012, the fair value of options granted was calculated using the following assumptions:

Six Months Ended
June 30,
	2013	2012

Expected stock price volatility	67.9% - 68.0%	65.0% - 65.4%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	0.90% - 1.06%	0.68% - 0.88%

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

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Cost of revenue	$20	$85	$22	$161
Sales and marketing	224	188	398	433
Research & development	323	544	623	905
General and administrative	1,469	1,279	2,661	2,232
Total	$2,036	$2,096	$3,704	$3,731

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the available-for-sale securities on total comprehensive income (loss) (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Loss	$(3,557)	$(4,544)	$(8,257)	$(6,447)
Foreign currency translation gain (loss)	120	(323)	(361)	(25)
Unrealized gain on available-for-sale securities	—	14	—	18
Total comprehensive loss	$(3,437)	$(4,853)	$(8,618)	$(6,454)

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense for the three and six months ended June 30, 2013 was $12.2 million and $27.2 million, respectively, and for the three and six months ended June 30, 2012 was $13.9 million and $30.8 million, respectively.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for a situation in which some or all of such net operating loss carryforward, a similar loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company believes the adoption of ASU 2013-11 will not have a material impact on the Company’s reported results of operations or financial position.

3. BUSINESS COMBINATIONS

On April 1, 2013, the Company completed its acquisition of Livemocha (the “Merger”). Livemocha is one of the world’s largest online language-learning communities with over 16 million registered members. The acquisition of Livemocha’s technology platform will accelerate the Company’s transition to cloud-based learning solutions and reinforces its leadership position in the competitive language-learning industry. The aggregate amount of consideration paid by the Company was $8.4 million in cash.

The acquisition of Livemocha resulted in goodwill of approximately $4.9 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Merger were expensed and are included in operating expenses. Transaction costs incurred in connection with the Merger were $0.4 million during the six months ended June 30, 2013. The results of operations for Livemocha have been included in the consolidated results of operations for the period April 1, 2013 through June 30, 2013.

The Company has preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Livemocha acquisition. The table below summarizes the preliminary estimates of fair value of the Livemocha assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. The Company expects to finalize the purchase accounting for the acquisition of Livemocha, including determining the final valuations for assets and liabilities, by the time it files its Annual Report on Form 10-K for the year ending December 31, 2013.

The preliminary purchase price is allocated as follows (in thousands):

Cash	$191
Accounts receivable	472
Other current assets	92
Fixed assets	35
Accounts payable and accrued expenses	(831)
Deferred revenue	(794)
Net deferred tax liability	(1,161)
Net tangible assets acquired	(1,996)
Goodwill	4,867
Amortizable intangible assets	5,500
Preliminary purchase price	$8,371

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value April 1, 2013
Online community	3 years	$1,800
Enterprise relationships	5 years	100
Techology platform	5 years	3,400
Tradename	2 years	200
Total acquired amortizable intangible assets		$5,500

In connection with the Merger, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired.  As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $1.2 million. Such reduction was recognized as an income tax benefit in the consolidated statements of operations for the three and six months ended June 30, 2013.

Pro Forma Adjusted Summary

The results of Livemocha’s operations have been included in the consolidated financial statements subsequent to the acquisition date.

The following schedule presents unaudited consolidated pro forma results of operations data as if the Merger had occurred on January 1, 2012. This information does not purport to be indicative of the actual results that would have occurred if the Merger had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$62,441	$61,589	$127,209	$131,711
Net income (loss)	$(3,255)	$(6,333)	$(10,970)	$(10,131)
Basic loss per share	$(0.15)	$(0.30)	$(0.51)	$(0.48)
Diluted loss per share	$(0.15)	$(0.30)	$(0.51)	$(0.48)

The operations of Livemocha have been integrated into the overall operations of the Company. The results of Livemocha are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore it is impracticable to report revenue and earnings from Livemocha for the period ended June 30, 2013.

4. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net Loss	$(3,557)	$(4,544)	$(8,257)	$(6,447)
Denominator:
Weighted average number of common shares:
Basic	21,569	20,995	21,465	20,969
Diluted	21,569	20,995	21,465	20,969
Loss per common share:
Basic	$(0.16)	$(0.22)	$(0.38)	$(0.31)
Diluted	$(0.16)	$(0.22)	$(0.38)	$(0.31)

For the three and six months ended June 30, 2013 and 2012, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.

For the three months ended June 30, 2013, outstanding stock options, restricted stock units and restricted stock of 376,000, 96,000 and 216,000 respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the three months ended June 30, 2012, outstanding stock options, restricted stock units and restricted stock of 373,000, 59,000 and 195,000 respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the six months ended June 30, 2013, outstanding stock options, restricted stock units and restricted stock of 365,000, 91,000 and 228,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the six months ended June 30, 2012, outstanding stock options, restricted stock units and restricted stock of 329,000, 50,000 and 132,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

5. INVENTORY

Inventory consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$3,380	$3,570
Finished goods	2,559	3,011
Total inventory	$5,939	$6,581

6. GOODWILL

The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC in November 2009, and the acquisition of Livemocha in April 2013. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350,  Intangibles—Goodwill and Other   (“ASC 350”) or more frequently, if impairment indicators arise. The Company’s annual testing resulted in no impairment of goodwill since the dates of acquisition. Beginning in the fourth quarter of 2012, the Company began reporting its results in three operating segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, Rest of World (“ROW”) Consumer, and Global Enterprise and Education (previously referred to as Institutional).

The goodwill recorded from the Livemocha acquisition was allocated to the reporting units that reflect the results of the legacy Livemocha operations. The following table represents the balance and changes in goodwill by reporting unit, for the six months ended June 30, 2013 (in thousands):

			Global
	North America	Rest of World	Enterprise &
	Consumer	Consumer	Education	Total

Balance as of December 31, 2012	$13,499	$2,199	$19,198	$34,896
Acquisition of Livemocha	4,186	—	681	4,867
Effect of change in foreign currency rate	—	(5)	(40)	(45)
Balance as of June 30, 2013	$17,685	$2,194	$19,839	$39,718

7. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$10,808	$(25)	$10,783	$10,607	$—	$10,607
Core technology	5,853	(2,623)	3,230	2,453	(2,453)	—
Customer relationships	12,746	(11,005)	1,741	10,850	(10,850)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(102)	198	300	(82)	218
Total	$29,719	$(13,767)	$15,952	$24,222	$(13,397)	$10,825

The intangible assets recorded as a result of the Livemocha acquisition are included in the June 30, 2013 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value April 1, 2013
Online community	3 years	$1,800
Enterprise relationships	5 years	100
Techology platform	5 years	3,400
Tradename	2 years	200
Total acquired amortizable intangible assets		$5,500

Amortization of intangible assets for the three months ended June 30, 2013 and 2012 totaled $364,000 and $10,000, respectively. For the three months ended June 30, 2013 and 2012, $180,000 and $10,000 was included in research and development expense and $183,000 and zero was included in sales and marketing expense. The increase in amortization expense is due to the amortization of the intangible assets recorded as a result of the Livemocha acquisition.

Amortization of intangible assets for the six months ended June 30, 2013 and 2012 totaled $373,000 and $20,000, respectively. For the six months ended June 30, 2013 and 2012, $190,000 and $20,000 was included in research and development expense and $183,000 and zero was included in sales and marketing expense. The increase in amortization expense is due to the amortization of the intangible assets recorded as a result of the Livemocha acquisition.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2013 and years thereafter (in thousands):

2013—remaining	$728
2014	1,446
2015	1,362
2016	881
2017	740
Thereafter	187
Total	$5,344

In accordance with ASC 350, the Company reviews its indefinite lived intangible assets annually as of December 31.  There were no impairment charges for the six months ended June 30, 2013 or June 30, 2012.

8. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	June 30,	December 31,
	2013	2012
Marketing expenses	$9,167	$16,922
Professional and consulting fees	3,975	3,282
Sales return reserve	3,818	5,883
Sales, withholding, and property taxes payable	2,735	3,451
Other	6,221	6,849
	$25,916	$36,387

9. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2013 is based on the estimated annual effective tax rate for fiscal year 2013. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.

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

As of June 30, 2013, the Company is under audit in the United States for the 2009, 2010 and 2011 tax years. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.

As of June 30, 2013 and December 31, 2012, the Company had $153,000 and $143,000, respectively of unrecognized tax benefits, which if recognized, would decrease its effective tax rate.  These liabilities for unrecognized tax benefits are included in “Other Long Term Liabilities.”  Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision and are approximately $13,000 as of June 30, 2013.

Valuation Allowance Recorded for Deferred Tax Assets

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of June 30, 2013, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary.  In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome.  An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.

Consideration has been given to the following positive and negative evidence:

•                   Three-year cumulative evaluation period ending June 30, 2013 results in a cumulative U.S. pre-tax loss;

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

•                   lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•                   through June 30, 2013 there are no U.S. federal jurisdiction net operating loss carryforwards other than acquired net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

During the second quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary resulting in a non-cash charge of $0.4 million. During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan, and the U.S. resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million, respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of June 30, 2013, a full valuation allowance was provided for the U.S., Korea, Japan, and Brazil where the Company has determined the deferred tax assets will more likely than not be realized.

Evaluation of the remaining jurisdictions as of June 30, 2013 resulted in the determination that no additional valuation allowances were necessary at this time.  However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of June 30, 2013, and December 31, 2012, the Company’s U.S. deferred tax liability was $9.0 million and $8.4 million, respectively, related to its goodwill and indefinite lived intangibles.  As of June 30, 2013 and December 31, 2012, the Company’s foreign net deferred tax asset was $0.3 million and $0.4 million, respectively.

On April 1, 2013, the Company acquired all of the outstanding shares of Livemocha. For tax purposes, the acquisition will be treated as a non-taxable stock purchase and all of the acquired assets and assumed liabilities will retain their historical carryover tax bases. Therefore, the Company recognized deferred taxes related to all book/tax basis differences in the acquired assets and liabilities.

In purchase accounting the Company recognized net deferred tax liabilities of $1.2 million associated with the book/tax differences on acquired intangible assets and deferred revenue, offset by deferred tax assets associated with acquired net operating loss carryforwards. The effect of this on the tax provision for the Company resulted in a release of its valuation allowance equal to the amount of the net deferred tax liability recognized at the time of the Merger. Thus, a tax benefit of $1.2 million was recorded during the three months ended June 30, 2013. The tax benefit was offset by foreign withholding taxes, resulting in a total tax benefit of $0.4 million for the three months ended June 30, 2013.

For the six months ended June 30, 2013 the Company’s recorded income tax expense of $0.6 million resulting from income related to current year profits of operations in Canada, Germany, and the U.K., foreign withholding taxes, the tax impact related to amortization of indefinite lived intangibles, and an inability to recognize tax benefits associated with current year losses associated with operations in Brazil, Korea, Japan, and the U.S., offset by a partial valuation allowance release of $1.2 million related to the net deferred tax liabilities acquired with the Livemocha acquisition.

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

2009 Omnibus Incentive Plan

On February 27, 2009, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2009 Plan”) that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On May 26, 2011, the Board of Directors authorized and the Company’s shareholders’ approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company’s shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan.  On May 23, 2013, the Board of Directors authorized and the Company’s shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan.

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At June 30, 2013 there were 3,367,161 shares available for future grant under the 2009 Plan.

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

Stock Options

The following table summarizes the Company’s stock option activity from January 1, 2013 to June 30, 2013:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value

Options Outstanding, January 1, 2013	2,470,347	$12.57	$6.98	$6,760,327
Options granted	531,902	14.68
Options exercised	(477,682)	5.48
Options cancelled	(443,537)	17.72
Options Outstanding, June 30, 2013	2,081,030	13.64	7.81	6,029,713
Vested and expected to vest at June 30, 2013	1,895,351	13.69	7.67	5,587,351
Exercisable at June 30, 2013	845,176	13.93	6.15	2,887,525

During the three-months ended June 30, 2013, the Company allowed a former executive to net exercise 213,564 vested stock options with an exercise price of $3.85.  In the net exercise, the Company repurchased 123,367 shares from the former employee based on the Company’s stock price on the exercise date of $15.09 for $1.0 million.

As of June 30, 2013, there was approximately $8.3 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.82 years.

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

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity from January 1, 2013 to June 30, 2013:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Nonvested Awards, January 1, 2013	758,103	$11.00	$8,339,133
Awards granted	283,845	14.66
Awards vested	(226,277)	9.93
Awards cancelled	(63,406)	13.02
Nonvested Awards, June 30, 2013	752,265	12.53	$9,425,880

As of June 30, 2013, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $6.8 million and is expected to be recognized over a period of 2.62 years.

Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.

Restricted Stock Units

During the six months ended June 30, 2013, 24,779 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.4 million, which was recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

Long-Term Incentive Program

On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (“2013 LTIP”), a new long-term incentive program. The 2013 LTIP will be administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “Plan”) and the shares awarded under the 2013 LTIP will be taken from the shares reserved under the Plan. The purpose of the 2013 LTIP is to: motivate senior management and other executives to achieve key financial and strategic business objectives of the Company; offer eligible executives of the Company a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. The 2013 LTIP is effective from January 1, 2013 until December 31, 2014.

Executives designated by the board of directors will be eligible to receive performance stock awards and cash upon the Company’s achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order for the granting of any performance stock award or any cash payment to be made under the 2013 LTIP, the Company must meet the minimum threshold requirements for each performance goal for the 2014 fiscal year in addition to the cumulative performance goals for the two year period ended December 31, 2014. Each performance goal is mutually exclusive.  Each performance goal has a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target.

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

The Company’s stockholders approved the material terms of the performance goals on May 23, 2013, the grant date for the performance stock awards.  The amount of share-based compensation expense recognized related to the 2013 LTIP was $0.2 million for the six months ended June 30, 2013.  $0.3 million of expense was recognized related to the cash-based portion of the 2013 LTIP for the six months ended June 30, 2013.

11. STOCKHOLDERS’ EQUITY

At June 30, 2013, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.  At June 30, 2013, the Company had shares of common stock issued and outstanding of 22,535,327.

On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permits holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders sold a combined total of  3,490,000 shares at an offering price of $16.00.   The shelf also provides the Company with the flexibility to sell an amount of equity or debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares in the offering.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases kiosks, copiers, parking spaces, buildings, a warehouse, and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse, and office space leases range from 12 to 89 months. Certain leases also contain lease renewal options.

The following table summarizes future minimum operating lease payments for the remaining six months of 2013 and the years thereafter (in thousands):

Periods Ending December 31,
2013-remaining	$2,312
2014	3,987
2015	3,038
2016	2,634
2017	2,311
Thereafter	2,059
$16,341

Rent expense was $2.2 million for the three months ended June 30, 2013 and 2012.  Rent expense was $5.1 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively. On April 4, 2013, the Company announced its decision to exit all remaining U.S. kiosk locations; which was completed prior to June 30, 2013. The Company recognized lease termination penalties of $0.8 million during the three months ended June 30, 2013. The Company continues to operate a limited number of international kiosk locations.

The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses; the rent expense of such leases is recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.4 million at June 30, 2013. The deferred rent asset was $36,000 at June 30, 2013. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Rosetta Stone Japan partially abandoned its facility in March 2013 as a result of excess office space .  The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with ASC 420, Exit or Disposal Cost Obligation, as the Company has no future economic benefit from the abandoned space and the lease does not terminate until February 28, 2015.  Accrued exit costs associated with the partial abandonment were charged to lease abandonment expense in March 2013.  The following table summarizes the accrued exit costs (in thousands):

June 30,
2013

Accrued exit costs, beginning of period	$—
Costs incurred and charged to expense	770
Principal reductions	(153)
Accrued exit costs, end of period	$617

Accrued exit cost liability:
Short-term	$377
Long-term	240
Total	$617

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

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. Rosetta Stone GmbH has continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November of 2012 and Rosetta Stone GmbH moved to have a further appeal heard before the German Federal Supreme Court. The Company also commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying Rosetta Stone’s request to cancel Langenscheidt’s German trademark registration. The Company appealed that decision and a hearing on the appeal was held in April 2013 before the German Federal Patent Court. On August 5, 2013, the Company received a decision from the Federal Patent Court rejecting the Company’s appeal but allowing a further appeal on grounds of law to the German Federal Supreme Court. The Company is proceeding to pursue a further appeal to the German Federal Supreme Court. The Company cannot predict the timing and ultimate outcome of this matter, however the Company believes the range of possible loss is immaterial to the consolidated financial statements. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims and appeals.

From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.

13. SEGMENT INFORMATION

During 2012, the Company had a change in its chief operating decision maker (“CODM”), which led to a change in the fourth quarter to what the CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, the Company is managed in three operating segments—North America Consumer, ROW Consumer and Global Enterprise and Education. These segments also represent the Company’s reportable segments. Concurrent with the change in reportable segments, the Company reviewed the expenses included in segment contribution. The Company identified additional expenses including certain customer care, coaching, finance and sales and marketing costs that directly benefit individual reportable segments and are included in segment contribution. Prior period data has been retrospectively revised to be consistent with the current year presentation.

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

Operating results by segment for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
North America Consumer	$39,934	$36,918	$81,318	$80,003
Rest of World Consumer	7,478	8,053	16,048	20,256
Global Enterprise & Education	14,727	15,841	28,696	30,002
Total Revenue	$62,139	$60,812	$126,062	$130,261

Segment contribution:
North America Consumer	$19,141	$14,718	$35,480	$32,353
Rest of World Consumer	(174)	(1,501)	(552)	(1,869)
Global Enterprise & Education	4,837	6,451	10,144	12,600
Total segment contribution	23,804	19,668	45,072	43,084
Unallocated expenses, net:
Unallocated cost of sales	971	1,611	1,501	3,723
Unallocated sales and marketing	4,711	4,323	8,771	8,365
Unallocated research and development	9,092	6,495	16,449	12,768
Unallocated general and administrative	12,986	12,284	25,653	25,632
Unallocated lease abandonment	35	—	828	—
Unallocated non-operating income/(expense)	(34)	(341)	(449)	(55)
Total unallocated expenses, net	27,761	24,372	52,753	50,433
Loss before provision for income taxes	$(3,957)	$(4,704)	$(7,681)	$(7,349)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase Rosetta Stone products. The geographic locations of distributors and resellers who purchase and resell Rosetta Stone products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$52,163	$50,810	$104,953	$105,725
International	9,976	10,002	21,109	24,536
Total Revenue	$62,139	$60,812	$126,062	$130,261

The information below summarizes long-lived assets by geographic area as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
United States	$16,440	$15,986
International	694	1,227
Total	$17,134	$17,213

14. SUBSEQUENT EVENTS

On July 24, 2013, Rosetta Stone Ltd. (“Rosetta Stone), a wholly-owned subsidiary of Rosetta Stone Inc. (the “Company”), entered into an Agreement and Plan of Merger (the “Agreement”) with Emerson Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Rosetta Stone (the “Merger Subsidiary”), Lexia Learning Systems, Inc., a Massachusetts corporation (“Lexia”), and Robert B. Lemire, solely in his capacity as agent for the stockholders of Lexia.  Lexia is a leading education-technology company whose innovative English reading products are used in over 14,000 schools and by more than one million students online. Pursuant to the Agreement, Rosetta Stone agreed to acquire all of the outstanding shares of Lexia for approximately $22.5 million (the “Purchase Price”) through the merger of Lexia with the Merger Subsidiary, upon which time, the separate corporate existence of the Merger Subsidiary would cease and Lexia would continue as the surviving corporation and become a wholly-owned subsidiary of Rosetta Stone.

On August 1, 2013, the Company completed its acquisition of Lexia for $22.5 million in cash.

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

We derive our revenues from sales to both individual consumers and organizations. Our global consumer distribution model comprises a mix of our call centers, websites, kiosks, select retail resellers, such as Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Staples and Costco, home shopping networks such as GS Home Shopping, Inc. in Korea and consignment distributors such as Navarre. Our Global Enterprise and Education (previously referred to as Institutional) distribution model is focused on targeted sales activity primarily through a direct sales force in four markets: schools, colleges and universities; federal government agencies; corporations; and not-for-profit organizations.

The strategic plan of the management team through 2015 includes three primary areas of focus:

1.              leveraging the brand;

2.              innovating the platform; and

3.              expanding distribution.

In pursuing these priorities, we plan to balance margin with growth.

During 2012, we had a change in our chief operating decision maker (“CODM”), which led to a fourth quarter change to what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, we had three operating segments, North America Consumer, Rest of World (“ROW”) Consumer and Global Enterprise and Education. From the first quarter of 2011 through the third quarter of 2012 we had two operating segments, Consumer and Global Enterprise and Education. Prior to 2011 we operated as a single segment.

As we focus on balancing growth and margin, we will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our CODM. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution increased from $32.4 million for the six months ended June 30, 2012 to $35.5 million for the six months ended June 30, 2013. The increase in North America Consumer segment contribution is due to an increase in revenue of $1.3 million and reduction in expenses.  ROW Consumer segment contribution increased from a loss of $1.9 million for the six months ended June 30, 2012 to a loss of $0.6 million for the six months ended June 30, 2013 driven by a decrease in revenue of $4.2 million, more than offset by the reduction in sales and marketing expense of $4.3 million and the reduction in cost of revenue of $1.2 million, primarily the result of more strategic marketing plans to reduce expenses. Global Enterprise and Education segment contribution decreased to $10.1 million, or 35%, for the six months ended June 30, 2013 as compared to $12.6 million, or 42%, for the six months ended June 30, 2012 primarily due to an increase in sales and marketing expense related to the addition of sales staff to this group. As our Global Enterprise and Education sales team gains traction we anticipate an improvement in contribution margin.

For additional information regarding our segments, see Note 13 of Item 1, Financial Statements and Supplementary Data. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistent with our current operating segments and definition of segment contribution.

On April 1, 2013, the Company completed its acquisition of Livemocha (the “Merger”). Livemocha is one of the world’s largest online language-learning communities with over 16 million registered members. The acquisition of Livemocha’s technology platform will accelerate the Company’s transition to cloud-based learning solutions and reinforces its leadership position in the competitive language-learning industry.  For additional information regarding the Merger, see Note 3 of Item 1, Financial Statements and Supplementary Data.

Consumer Business Metrics

Beginning in 2012 management used the following key business metrics to measure the success of our combined North America and ROW Consumer segments. The Global Enterprise and Education segment is measured based on its overall performance as opposed to the individual customer and user metrics described below.

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

•            Paid online learners.  The number of paid, active learners derived from the sale of a primarily online offering as of the end of a specified period. Applicable online offerings include purchases of subscription-based licenses of Rosetta Stone TOTALe, ReFLEX subscriptions, and purchasers of our product software who subsequently purchase renewals of their short-term online services.

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

The following table sets forth these unit and online learner metrics for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except unit and per unit amounts)		(in thousands, except unit and per unit amounts)

Product software revenue	$40,946	$41,339	$85,142	$93,753
Paid online learner revenues	6,290	3,632	12,048	6,506
Total consumer revenues	$47,236	$44,971	$97,190	$100,259

Product software units	148,643	129,712	290,399	272,664
Total paid online learners	85,112	48,764	85,112	48,764

Average revenue per product software unit	$275	$319	$293	$344
Average revenue per online learner	$25	$27	$26	$27

*Excludes revenue and learners from Livemocha operations.

Product software

Product software revenue primarily includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads in future periods. There is no difference in price between the two options.

Worldwide consumer revenue from product software decreased $0.4 million from the three months ended June 30, 2012 to the three months ended June 30, 2013, driven by a 14% decrease in the average revenue per unit, partially offset by a 15% increase in the number of units sold, compared to the prior year period.

Worldwide consumer revenue from product software decreased $8.6 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, driven by a 15% decrease in the average revenue per unit, partially offset by a 7% increase in the number of units sold, compared to the prior year period.

Paid online learners

Revenue from paid online learners increased $2.7 million from the three months ended June 30, 2012 to the three months ended June 30, 2013, driven by a 74% increase in the number of paid online learners as of June 30, 2013, compared to the prior period. This increase was partially offset by a 7% decrease in the average revenue per online learner primarily due to continued testing of online products at different price points.

Revenue from paid online learners increased $5.5 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, driven by a 74% increase in the number of paid online learners as of June 30, 2013, compared to the prior period. This increase was partially offset by a 7% decrease in the average revenue per online learner primarily due to continued testing of online products at different price points.

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

We sell our solutions directly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers as well as through our kiosks. The majority of our consumer customers purchase our product software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct Global Enterprise and Education sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and Global Enterprise and Education sales channels because the customers and revenue drivers of these channels are different.

Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2012 accounted for 29% of our annual consumer revenue in 2012. Our Global Enterprise and Education sales bookings are seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our international kiosks and commissions paid to our sales personnel. During the three months ended June 30, 2013, we exited our remaining U.S. kiosk locations. The associated lease termination costs are included within sales and marketing expense. We intend to continue to expand our sales activities within some of our existing regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States.

Research and Development

Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to modifying and expanding our product portfolio through the addition of new content and new complementary products and services to our language learning solutions. We expect our investment in research and development expenses to increase as we restructure operations to optimize research and development initiatives and deliver new products that will provide us with significant benefits in the future.

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

Income Tax Expense (Benefit)

For the three and six months ended June 30, 2013, we incurred tax benefit of $0.4 million and tax expense of $0.6 million, respectively despite incurring losses before taxes of $4.0 million and $7.7 million, respectively, resulting in a worldwide effective tax rate of 10% and (8%).  The negative tax rate in the six months ended June 30, 2013 resulted from tax expense related to current year income of operations in Canada, Germany, and the U.K., foreign withholding taxes, the tax impact of amortization of indefinite lived intangible assets offset by the tax benefit associated with a partial valuation allowance release of $1.2 million related to the net deferred tax liabilities acquired with the

Livemocha acquisition.

For the year ended December 31, 2012, we incurred tax expense of $30.0 million despite incurring a loss before taxes of $5.8 million resulting in a negative worldwide effective tax rate of 514%.  For the year ended December 31, 2012, our worldwide effective tax rate was significantly higher than the current period due to the establishment of a full valuation allowance to reduce the deferred tax assets related to our operations in Korea, Brazil, Japan and the U.S. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates.

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

•               Goodwill

•               Other Intangible Assets

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$35,458	$37,543	$(2,085)	-5.6%
Subscription and service	26,681	23,269	3,412	14.7%
Total revenue	62,139	60,812	1,327	2.2%

Cost of revenue
Cost of product revenue	6,998	7,122	(124)	-1.7%
Cost of subscription and service revenue	3,226	4,198	(972)	-23.2%
Total cost of revenue	10,224	11,320	(1,096)	-9.7%

Gross margin	51,915	49,492	2,423	4.9%

Operating Expenses:
Sales and marketing	33,144	35,125	(1,981)	-5.6%
Research and development	9,093	6,493	2,600	40.0%
General and administrative	13,634	12,919	715	5.5%
Lease abandonment	35	—	35	100.0%
Total operating expenses	55,906	54,537	1,369	2.5%

Loss from operations	(3,991)	(5,045)	1,054	20.9%

Other income and expense:
Interest income	43	21	22	104.8%
Other (expense) income	(9)	320	(329)	-102.8%
Total interest and other income (expense), net	34	341	(307)	-90.0%

Loss before income taxes	(3,957)	(4,704)	747	15.9%
Income tax expense (benefit)	(400)	(160)	240	150.0%
Net loss	$(3,557)	$(4,544)	$987	21.7%

Comparison of the three months ended June 30, 2013 and the three months ended June 30, 2012

Our revenue increased to $62.1 million for the three months ended June 30, 2013 from $60.8 million for the three months ended June 30, 2012. The change in revenue is due to an increase of $3.0 million in North American Consumer, partially offset by decreases in ROW Consumer and Global Enterprise and Education revenues of $0.6 million and $1.1 million, respectively, over the prior year period. Bookings, calculated as revenue plus the change in deferred revenue, remained flat at $63.1 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. North America Consumer bookings increased $2.0 million, which was offset by decreases in ROW Consumer and Global Enterprise and Education bookings of $1.2 million and $0.8 million, respectively, over the prior year period.

We reported an operating loss of $4.0 million for the three months ended June 30, 2013 compared to an operating loss of $5.0 million for the three months ended June 30, 2012. The decrease in operating loss was primarily due to an increase in gross margin of $2.4 million, offset slightly by an increase in operating expenses of $1.4 million.  Gross margin increased to $51.9 million as of June 30, 2013 from $49.5 million as of June 30, 2012 due to a $1.3 million increase in revenue and a $1.1 million decrease in cost of goods sold as we shift from our traditional hard product to online subscriptions and digital downloads impacting much of our cost of goods sold expenses.

As of June 30, 2013 and June 30, 2012 we employed approximately 1,300 and 1,600 personnel, respectively, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)
North America Consumer	$39,934	64.3%	$36,918	60.8%	$3,016	8.2%
Rest of World Consumer	7,478	12.0%	8,053	13.2%	(575)	-7.1%
Global Enterprise and Education	14,727	23.7%	15,841	26.0%	(1,114)	-7.0%
Total Revenue	$62,139	100.0%	$60,812	100.0%	$1,327	2.2%

North America Consumer revenue increased $3.0 million, or 8%, from the three months ended June 30, 2012 to the three months ended June 30, 2013.  This was due to a $2.0 million increase in subscription revenues driven by a growing base of paid online subscribers.  Additionally, revenue from product software increased by $1.0 million due to growth in unit sales which were driven, in part, by daily deal sales and test promotions to the newly acquired Livemocha community, partially offset by declines in average revenue per unit, compared to the prior year quarter.  On April 4, 2013 we announced the closure of our entire kiosk sales channel in the U.S. as we shift our focus to cloud-based learning solutions. As a result, revenue from kiosks has declined, offset by gains in retail and direct-to-consumer, compared to the prior year quarter.  North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, increased to $39.3 million for the three months ended June 30, 2013 from $37.3 million for the three months ended June 30, 2012.

ROW Consumer revenue decreased $0.6 million, or 7%, from the three months ended June 30, 2012 to the three months ended June 30, 2013.  Web conversions were down in our Japanese and UK consumer markets, and we experienced lower sales through our home shopping sales channels in Korea, compared to the prior year period.  In response to the ongoing softness in Japan consumer sales, we are re-evaluating our go-to-market strategy, altering our target market, dropping our pricing, changing our messaging and shifting the focus of our marketing in that country.  These declines were partially offset by growth in Germany, where we have increased sales of downloads of our perpetual software. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $6.9 million for the three months ended June 30, 2013 from $8.1 million for the three months ended June 30, 2012.

Global Enterprise and Education revenue decreased $1.1 million, or 7% from the three months ended June 30, 2012 to the three months ended June 30, 2013.  Government and Education revenues decreased $1.1 million and $0.6 million, respectively, driven by reduced spending in the public sector channels.  This decrease was partially offset by a $0.8 million increase in Corporate revenues, driven by deeper account penetration.  Global Enterprise and Education bookings, calculated as Global Enterprise and Education revenue plus the change in Global Enterprise and Education deferred revenue, decreased to $16.9 million for the three months ended June 30, 2013 from $17.6 million for the three months ended June 30, 2012.

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

The following table sets forth revenue for products and subscription and services for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

Product revenue	$35,458	57.1%	$37,543	61.7%	$(2,085)	-5.6%
Subscription and service revenue	26,681	42.9%	23,269	38.3%	3,412	14.7%
Total revenue	$62,139	100.0%	$60,812	100.0%	$1,327	2.2%

Product Revenue

Product revenue decreased $2.0 million to $35.5 million during the three months ended June 30, 2013 from $37.5 million during the three months ended June 30, 2012. The decrease in product revenue is primarily a result of a shift from sales of product licenses to sales of online subscriptions, particularly within our Global Enterprise and Education channels.

Subscription and Service Revenue

Subscription and service revenue increased $3.4 million, or 15%, to $26.7 million for the three months ended June 30, 2013. The increase in subscription and service revenues was due to a growing base of exclusively online subscription sales.

Cost of Product Revenue, Cost of Subscription and Service Revenue and Gross Profit

	Three months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$35,458	$37,543	$(2,085)	-5.6%
Subscription and service	26,681	23,269	3,412	14.7%
Total revenue	62,139	60,812	1,327	2.2%

Cost of revenue
Cost of product revenue	6,998	7,122	(124)	-1.7%
Cost of subscription and service revenue	3,226	4,198	(972)	-23.2%
Total cost of revenue	10,224	11,320	(1,096)	-9.7%

Gross profit	$51,915	$49,492	$2,423	4.9%

Gross margin percentages	83.5%	81.4%	2.1%

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended June 30, 2013 and 2012:

Cost of Product Revenue

Cost of product revenue for the three months ended June 30, 2013 was $7.0 million, essentially flat compared to the three months ended June 30, 2012.  As a percentage of product revenue, cost of product revenue increased to 20% for the three months ended June 30, 2013 compared to 19% for the three months ended June 30, 2012 due to the declining revenue base.  The dollar decrease in cost was primarily attributable to a 5.6% decrease in product revenue and associated cost.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended June 30, 2013 was $3.2 million, a decrease of $1.0 million, or 23% from the three months ended June 30, 2012.  As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 12% for the three months ended June 30, 2013 as compared to 18% for the same prior year period. The decrease in cost was primarily attributable to a decrease in coaching, community and success support expenses related to our web-based service offerings in our Version 4 TOTALe and ReFLEX products which include a component of dedicated online language conversation coaching.  Beginning in the fourth quarter of 2012, we capped the number of studio sessions compared to our former unlimited policy, decreasing our coaching costs in the first quarter of 2013 as compared to the same prior year period. Payroll and benefits related to online products were down $0.4 million from the second quarter of 2012.

Operating Expenses

	Three months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Sales and marketing	$33,144	$35,125	$(1,981)	-5.6%
Research and development	9,093	6,493	2,600	40.0%
General and administrative	13,634	12,919	715	5.5%
Lease abandonment	35	—	35	100.0%
Total operating expenses	$55,906	$54,537	$1,369	2.5%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2013 were $33.1 million, a decrease of $2.0 million, or 6% from the three months ended June 30, 2012. As a percentage of total revenue, sales and marketing expenses decreased to 53% for the three months ended June 30, 2013, compared to 58% for the three months ended June 30, 2012. The dollar decreases in sales and marketing expenses were primarily attributable to our efforts to continually evaluate our marketing strategies focusing our efforts on advertising through online channels such as Facebook, Google AdWords, and email, and less on the more expensive television and radio commercials.  This change in strategy has decreased our media and marketing expenses by $1.7 million from the three months ended June 30, 2012 to the three months ended June 30, 2013.  In the second quarter of 2013, we closed all 56 of our remaining kiosk locations in the U.S. as we accelerate our transition to cloud-based learning solutions.  As a result, our rent expenses have decreased approximately $1.2 million from the three months ended June 30, 2012.  These decreases were offset by lease termination penalties from the exit of the U.S. kiosks in the second quarter of 2013 of $0.8 million.  We expect to incur an increase in expenses in the second half of 2013 as we come into our back to school and holiday selling seasons.

Research and Development Expenses

Research and development expenses were $9.1 million for the three months ended June 30, 2013, an increase of $2.6 million, or 40%, from the three months ended June 30, 2012. As a percentage of revenue, research and development expenses increased to 15% for the three months ended June 30, 2013 compared to 11% the three months ended June 30, 2012. The dollar and percentage increase was primarily the result of our investment in strengthening our platforms and bringing new innovative products to market including the opening of our new offices in San Francisco, CA and Austin, TX in the first quarter of 2013 and our newly acquired office in Seattle, WA with the acquisition of Livemocha in April 2013.  In the second quarter of 2013, we put our focus on diversifying the product development team, incurring an increase in relocation expenses of approximately $0.3 million and an increase in travel expenses of approximately $0.1 million.  Payroll and benefits expenses increased $0.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of hiring more senior level managers as well as hiring in the higher salaried markets of San Francisco, CA and Seattle, WA.  As a result of our new offices in 2013, rent expenses increased $0.2 million from the three months ended June 30, 2012.  In addition, with the acquisition of Livemocha, in April 2013 we began amortizing additional acquired intangible assets in the second quarter of 2013, increasing our amortization expense $0.2 million from the three months ended June 30, 2012.  Consulting expenses increased $0.7 million as we continue to develop new products.  As a result of these initiatives, we expect to continue to have increases in research and development expenses in the second half of 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $13.6 million, an increase of $0.7 million, or 6%, from the three months ended June 30, 2012. As a percentage of revenue, general and administrative expenses increased to 22% for the three months ended June 30, 2013, a 1% increase from the three months ended June 30, 2012. The dollar and percentage increases were primarily attributable to a $0.2 million increase in payroll expenses related to stock compensation due to the acquisition of Livemocha and the new 2013 Long-term Incentive Compensation Plan (2013 LTIP). Additionally, software maintenance expenses increased $0.2 million. The increases were partially offset by a decrease in depreciation of $0.1 related to certain fixed assets being fully depreciated early in the second quarter of 2013 and a decrease of $0.1 million in professional services. We expect there to be increases in general and administrative expenses to support our acquisition efforts in 2013 and transition to cloud-based learning solutions.

Lease Abandonment

In March 2013, we exited a portion of our facility in Japan as a result of excess office space.  Accrued exit costs of $0.8 million associated with the partial abandonment were charged to lease abandonment expenses in the first quarter of 2013. Additional costs of $35,000 were recorded in the three months ended June 30, 2013 as we continued to refine our estimate.

Interest and Other Income (Expense)

	Three months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Interest income	$43	$21	$22	104.8%
Other income (expense)	(9)	320	(329)	-102.8%
Total other income (expense)	$34	$341	$(307)	-90.0%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended June 30, 2013 was $43,000 an increase of $22,000.

There were no interest expenses for the three months ended June 30, 2013 or 2012.

Other expense for the three months ended June 30, 2013 was $9,000 as compared to other income of $0.3 million for the three months ended June 30, 2012, a decrease of $0.3 million or 103%. The increase was primarily due to foreign exchange gains.

Income Tax (Benefit)

	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Income tax (benefit)	$(400)	$(160)	$240	150.0%

Income tax benefit for the three months ended June 30, 2013 was $0.4 million, compared to $0.2 million for the three months ended June 30, 2012. The change primarily resulted from a partial valuation allowance release of $1.2 million related to the net deferred tax liabilities acquired with the Livemocha acquisition, offset by foreign withholding taxes.  In the current year we are unable to  recognize tax benefits associated with current losses in Brazil, Japan, and the U.S. which we were able to recognize in 2012 due to the full valuation allowances recorded related to the deferred tax assets of these jurisdictions.

Comparison of the six months ended June 30, 2013 and the six months ended June 30, 2012

	Six months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$73,049	$85,073	$(12,024)	-14.1%
Subscription and service	53,013	45,188	7,825	17.3%
Total revenue	126,062	130,261	(4,199)	-3.2%

Cost of revenue
Cost of product revenue	13,938	16,229	(2,291)	-14.1%
Cost of subscription and service revenue	6,550	8,565	(2,015)	-23.5%
Total cost of revenue	20,488	24,794	(4,306)	-17.4%

Gross margin	105,574	105,467	107	0.1%

Operating Expenses:
Sales and marketing	70,203	73,529	(3,326)	-4.5%
Research and development	16,451	12,766	3,685	28.9%
General and administrative	26,222	26,576	(354)	-1.3%
Lease abandonment	828	—	828	100.0%
Total operating expenses	113,704	112,871	833	0.7%

Loss from operations	(8,130)	(7,404)	(726)	-9.8%

Other income and expense:
Interest income	84	99	(15)	-15.2%
Interest expense	(45)	—	(45)	-100.0%
Other (expense) income	410	(44)	454	1031.8%
Total interest and other income (expense), net	449	55	394	716.4%

Loss before income taxes	(7,681)	(7,349)	(332)	-4.5%
Income tax expense (benefit)	576	(902)	(1,478)	-163.9%
Net loss	$(8,257)	$(6,447)	$(1,810)	-28.1%

Our revenue decreased to $126.1 million for the six months ended June 30, 2013 from $130.3 million for the six months ended June 30, 2012. The change in revenue is due to decreases in ROW Consumer, and Global Enterprise and Education revenues of $4.2 million and $1.3 million, respectively, over the prior year period, partially offset by an increase in North American Consumer revenue of $1.3 million. Bookings, calculated as revenue plus the change in deferred revenue, decreased to $123.5 million for the six months ended June 30, 2013 from $128.3 million for the six months ended June 30, 2012. The decrease was due to decreases in ROW Consumer and Global Enterprise and Education bookings of $5.5 million and $1.0 million, respectively, partially offset by a $1.6 million increase in North America Consumer bookings over the prior year period.

We reported an operating loss of $8.1 million for the six months ended June 30, 2013 compared to an operating loss of $7.4 million for the six months ended June 30, 2012. The slight increase in operating loss was primarily due to an increase in operating expenses of $0.8 million, primarily with increases to R&D expenses, offset partially by a decrease in sales and marketing.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the six months ended June 30, 2013 and

2012:

	Six months ended June 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

North America Consumer	$81,318	64.5%	$80,003	61.4%	$1,315	1.6%
Rest of World Consumer	16,048	12.7%	20,256	15.6%	(4,208)	-20.8%
Global Enterprise and Education	28,696	22.8%	30,002	23.0%	(1,306)	-4.4%
Total Revenue	$126,062	100.0%	$130,261	100.0%	$(4,199)	-3.2%

North America Consumer revenue increased $1.3 million, or 2%, from the six months ended June 30, 2012 to the six months ended June 30, 2013.  This increase was due to a $4.0 million increase in revenues from paid subscriptions driven by growth in online subscribers, compared to the prior year period.  This increase was partially offset by a $2.7 million decline in revenues from product software, primarily within our kiosk channel where we have significantly decreased our footprint, compared to the prior year period.  On April 4, 2013 we announced the closure of our entire kiosk sales channel in the U.S. as we shift our focus to cloud-based learning solutions.  North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, increased to $80.6 million for the six months ended June 30, 2013 from $79.0 million for the six months ended June 30, 2012.

ROW Consumer revenue decreased $4.2 million, or 21%, from the six months ended June 30, 2012 to the six months ended June 30, 2013.  Web conversions were down in our Japanese and UK consumer markets, and we experienced lower sales through our home shopping sales channels in Korea, compared to the prior year period.  In response to the ongoing softness in Japan consumer sales, we are re-evaluating our go-to-market strategy, altering our target market, dropping our pricing, changing our messaging and shifting the focus of our marketing in that country.  These declines were partially offset by growth in Germany, where we have increased sales of downloads of our perpetual software.  ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $15.2 million for the six months ended June 30, 2013 from $20.7 million for the six months ended June 30, 2012.

Global Enterprise and Education revenue decreased $1.3 million, or 4% from the six months ended June 30, 2012 to the six months ended June 30, 2013.  Education and Government revenues decreased $1.6 million and $1.2 million, respectively, driven by reduced spending in the public sector channels.  This decrease was partially offset by a $1.6 million increase in Corporate revenues, driven by deeper account penetration.  Global Enterprise and Education bookings, calculated as Global Enterprise and Education revenue plus the change in Global Enterprise and Education deferred revenue, decreased to $27.6 million for the year ended June 30, 2013 from $28.6 million for the six months ended June 30, 2012.

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

The following table sets forth revenue for products and subscription and services for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

Product revenue	$73,049	57.9%	$85,073	65.3%	$(12,024)	-14.1%
Subscription and service revenue	53,013	42.1%	45,188	34.7%	7,825	17.3%
Total revenue	$126,062	100.0%	$130,261	100.0%	$(4,199)	-3.2%

Product Revenue

Product revenue decreased $12.0 million to $73.0 million during the six months ended June 30, 2013. The decrease in product revenue is primarily a result of a shift from sales of product licenses to sales of online subscriptions, particularly within our Global Enterprise and Education channels.

Subscription and Service Revenue

Subscription and service revenue increased $7.8 million, or 17%, to $53.0 million for the six months ended June 30, 2013. The increase in subscription and service revenues was due to a growing base of exclusively online subscription sales.

Cost of Product Revenue, Cost of Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the six months ended June 30, 2013 and 2012:

	Six months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$73,049	$85,073	$(12,024)	-14.1%
Subscription and service	53,013	45,188	7,825	17.3%
Total revenue	126,062	130,261	(4,199)	-3.2%

Cost of revenue
Cost of product revenue	13,938	16,229	(2,291)	-14.1%
Cost of subscription and service revenue	6,550	8,565	(2,015)	-23.5%
Total cost of revenue	20,488	24,794	(4,306)	-17.4%

Gross profit	$105,574	$105,467	$107	0.1%

Gross margin percentages	83.7%	81.0%	2.7%

Cost of Product Revenue

Cost of product revenue for the six months ended June 30, 2013 was $14.0 million, a decrease of $2.3 million, or 14% from the six months ended June 30, 2012.  As a percentage of product revenue, cost of product revenue remained flat at 19% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Cost of product decreased due to a reduction in inventory costs of $2.0 million, a decrease in payroll and benefit expenses of $1.4 million and a $0.1 million decrease in communications expenses, offset by a $0.5 million increase in commission expense.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the six months ended June 30, 2013 was $6.6 million, a decrease of $2.0 million, or 24% from the six months ended June 30, 2012. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 12% for the six months ended June 30, 2013 as compared to 19% for the same prior year period. The decrease in cost was primarily attributable to a decrease in coaching, community and success support expenses related to our web-based service offerings in our Version 4 TOTALe and ReFLEX products which include a component of dedicated online language conversation coaching.  Beginning in the fourth quarter of 2012, we capped the number of studio sessions compared to our former unlimited policy, decreasing our coaching costs in the first half of 2013 as compared to the same prior year period.  Payroll and benefits related to online products were down $1.0 million from the first quarter of 2012.  Cost of subscription and service revenue also decreased due to a decrease of $0.2 million in credit card processing fees.

Operating Expenses

	Six months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Sales and marketing	$70,203	$73,529	$3,326	-4.5%
Research and development	16,451	12,766	3,685	28.9%
General and administrative	26,222	26,576	(354)	-1.3%
Lease abandonment	828	—	828	100.0%
Total operating expenses	$113,704	$112,871	$833	0.7%

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2013 were $70.2 million, a decrease of $3.3 million, or 5%, from the six months ended June 30, 2012. As a percentage of total revenue, sales and marketing expenses were 56% for the six months ended June 30, 2013 and the six months ended June 30, 2012. The dollar and percentage decreases in sales and marketing expenses were primarily attributable to our efforts to continually evaluate our marketing strategies focusing our efforts on advertising through online channels such as Facebook, Google AdWords, and email, and less on the more expensive television and radio commercials.  This change in strategy has decreased our media and marketing expenses by $3.6 million from the six months ended June 30, 2012 to the six months ended June 30, 2013.  In the second quarter of 2013, we closed all 56 of our remaining kiosk locations in the U.S. as we accelerate our transition to cloud-based learning solutions.  As a result, our rent expenses have decreased approximately $1.8 million from the six months ended June 30, 2012. The decrease in rent expense year-over-year was partially offset by lease termination expenses of $0.8 million recognized during the six months ended June 30, 2013.  These decreases were also partially offset by an increase in amortization expenses of $0.3 million related to the amortization of intangible assets from the acquisition of Livemocha in the second quarter of 2013.  Email messaging fees also increased $0.4 million.  We expect to incur an increase in expenses in the second half of 2013 as we come into our back to school and holiday selling seasons.

Research and Development Expenses

Research and development expenses were $16.5 million for the six months ended June 30, 2013, an increase of $3.7 million, or 29%, from the six months ended June 30, 2012. As a percentage of revenue, research and development expenses increased to 13% for the six months ended June 30, 2013 compared to 10% for the six months ended June 30, 2012. The dollar and percentage increase was primarily attributable to a $1.7 million increase in consulting expenses as we invest more in strengthening our platforms and bringing new innovative products to market.  With the drive to accelerate our product and technological innovation, we restructured our organization in the first half of 2013, opening offices in San Francisco, CA, and Austin, TX, increasing rent expenses for the six months ended June 30, 2013 by $0.2 million as compared to the six months ended June 30, 2012, and eliminating approximately 70 positions from our Virginia-based Product team, increasing our severance expenses by approximately $0.7 million compared to the same period a year ago.  In the second quarter of 2013, we put our focus on diversifying the product development team, incurring an increase in relocation expenses of approximately $0.4 million and an increase in travel expenses of approximately $0.2 million from a year ago.  In addition, we acquired Livemocha in April 2013 and additional intangible assets that we began amortizing in the second quarter of 2013 increased our amortization expense $0.2 million from the six months ended June 30, 2012.  As a result of these initiatives, we expect an increase in research and development expense in the second half of 2013.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $26.2 million, a decrease of $0.4 million, or 1%, from the six months ended June 30, 2012. As a percentage of revenue, general and administrative expenses increased to 21% for the six months ended June 30, 2013 as compared to 20% for the six months ended June 30, 2012. The dollar decreases were primarily attributable to a $0.4 million decrease in bad debt expenses as we recovered $0.2 million of our reserve with Borders in the first quarter of 2013 and another $0.1 million in the second quarter of 2013, a decrease of $0.6 million in depreciation expense related to certain fixed assets being fully depreciated early in the second quarter of 2013, and a $0.1 million decrease in personnel-related expenses, including payroll, benefits, and travel related expenses as a result of decreased headcount and our overall cost saving initiatives. These decreases were partially offset by a $0.5 million increase in professional services, including a $0.5 million increase in outside legal expenses primarily related to our acquisition activities and a $0.1 million increase in consulting expenses related to several software upgrades and implementation. We expect there to be increases in general and administrative expenses to support our acquisition efforts in 2013 and transition to cloud-based learning solutions.

Lease Abandonment

In March 2013, we exited a portion of our facility in Japan as a result of excess office space.    Accrued exit costs of $0.8 million associated with the partial abandonment were charged to lease abandonment expenses in the first quarter of 2013. Additional costs of $35,000 were recorded in the three months ended June 30, 2013 as we continued to refine our estimate.

Interest and Other Income (Expense)

	Six months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Interest income	$84	$99	$(15)	-15.2%
Interest expense	(45)	—	(45)	-100.0%
Other income (expense)	410	(44)	454	1031.8%
Total other income (expense)	$449	$55	$394	716.4%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the six months ended June 30, 2013 was $84,000, a decrease of $15,000.

Interest expense for the six months ended June 30, 2013 was $45,000, an increase of $45,000 or 100%, from the six months ended June 30, 2012. This increase was primarily the result of a write-off of previously charged late fees on receivables that were deemed uncollectable in the first quarter of 2013.

Other income for the six months ended June 30, 2013 was $0.4 million as compared to other expense of $44,000 for the six months ended June 30, 2012, an increase of $0.5 million or 1032%. The increase was primarily due to foreign exchange gains.

Income Tax Expense (Benefit)

	Six months ended
	June 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Income tax expense (benefit)	$576	$(902)	$(1,478)	-163.9%

Income tax expense for the six months ended June 30, 2013 was $0.6 million, compared to a $0.9 million income tax benefit for the six months ended June 30, 2012.  In the current year we are unable to recognize tax benefits associated with current losses in Brazil, Japan, and the U.S. which we were able to recognize in 2012.  In the second quarter of 2013 we recognized a partial valuation allowance release of $1.2 million related to the net deferred tax liabilities acquired with the Livemocha acquisition, offset by foreign withholding taxes and income tax expense.

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

The total amount of cash that was held by foreign subsidiaries as of June 30, 2013 was $19.5 million.  If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.

Cash Flow Analysis

Net Cash Provided By (Used In) Operating Activities

Net cash used by operating activities was $3.1 million for the six months ended June 30, 2013 compared to cash provided by operating activities of $6.1 million for the six months ended June 30, 2012, a decrease of $9.2 million. Net cash used by operating activities was primarily due to a decrease in other current liabilities as a result of the payment of accrued marketing expenses, and an increase in our net loss after adjusting for depreciation, amortization, stock compensation, and valuation allowance. The net loss totaled $8.3 million for the six months ended June 30, 2013 compared to $6.4 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we incurred non-cash charges for depreciation, amortization, stock compensation expense, and tax expenses related to the valuation allowance of $7.7 million, compared to $7.1 million incurred for the same items during the six months ended June 30, 2012.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $12.4 million for the six months ended June 30, 2013, compared to net provided by investing activities of $6.1 million for the six months ended June 30, 2012, a decrease of $18.5 million. This decrease is primarily related to the purchase of Livemocha for a net cash outflow of $8.2 million in addition to more purchases of property and equipment associated with the expansion of our technology infrastructure and our facilities in the prior year period as well as the expiry of our short-term investments that were not reinvested.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2013 compared to cash provided by financing activities of $15,000 for the six months ended June 30, 2012. Net cash provided by financing activities during the six months ended June 30, 2013 is primarily related to proceeds from the exercise of stock options, net of repurchased exercised stock options.

We believe our current cash and cash equivalents and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through the foreseeable future, including at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Contractual obligations	$16,341	$4,350	$6,393	$4,642	$956
Total	$16,341	$4,350	$6,393	$4,642	$956

The contractual commitments reflected in the table above include our corporate office leases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is their local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The volatility of the prices and applicable rates are dependent on many factors that we cannot forecast with reliable accuracy. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Based on the nature of our balance sheet, with no significant investments or debt, we believe that there is no material risk of exposure.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2013 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. We have continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November 2012 and we have moved to have a further appeal heard before the German Federal Supreme Court. We also commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. We appealed that decision and a hearing on the appeal was held in April 2013 before the German Federal Patent Court. On August 5, 2013, the Company received a decision from the Federal Patent Court rejecting the Company’s appeal but allowing a further appeal on grounds of law to the German Federal Supreme Court. The Company is proceeding to pursue a further appeal to the German Federal Supreme Court. We cannot predict the timing and ultimate outcome of this matter, however we believe the range of possible loss is immaterial to our financial statements. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims and appeals.

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

Date: August 7, 2013