Form 10-Q
period 2013-09-30
ROSETTA STONE INC
filed 2013-11-07
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 21,889,614 shares of the registrant’s Common Stock, $.00005 par value, were outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012
		(As Adjusted)*

Assets
Current assets:
Cash and cash equivalents	$113,104	$148,190
Restricted cash	82	73
Accounts receivable (net of allowance for doubtful accounts of $1,182 and $1,297, respectively)	46,339	49,946
Inventory	7,038	6,581
Prepaid expenses and other current assets	10,391	8,651
Income tax receivable	648	1,104
Deferred income taxes	79	30
Total current assets	177,681	214,575

Property and equipment, net	18,029	17,213
Goodwill	49,972	34,896
Intangible assets, net	29,801	10,825
Deferred income taxes	218	257
Other assets	3,225	1,680
Total assets	$278,926	$279,446

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,588	$6,064
Accrued compensation	13,094	16,830
Other current liabilities	30,482	36,387
Deferred revenue	62,168	59,195
Total current liabilities	113,332	118,476

Deferred revenue	10,463	4,221
Deferred income taxes	9,251	8,400
Other long-term liabilities	2,627	155
Total liabilities	135,673	131,252

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 authorized; zero and zero shares issued and outstanding September 30, 2013 and December 31, 2012, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,650 and 21,951 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	168,026	160,693
Accumulated loss	(25,444)	(13,158)
Accumulated other comprehensive income	669	657
Total stockholders’ equity	143,253	148,194
Total liabilities and stockholders’ equity	$278,926	$279,446

See accompanying notes to consolidated financial statements

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(As Adjusted) *		(As Adjusted) *
Revenue:
Product	$34,038	$42,462	$107,087	$127,534
Subscription and service	26,834	21,817	79,847	67,006
Total revenue	60,872	64,279	186,934	194,540
Cost of revenue:
Cost of product revenue	7,325	7,858	21,263	24,087
Cost of subscription and service revenue	3,419	3,327	9,969	11,892
Total cost of revenue	10,744	11,185	31,232	35,979
Gross profit	50,128	53,094	155,702	158,561
Operating expenses
Sales and marketing	34,844	36,830	104,904	110,518
Research and development	8,797	5,177	25,248	17,944
General and administrative	13,987	14,474	40,209	41,050
Lease abandonment	7	—	835	—
Total operating expenses	57,635	56,481	171,196	169,512
Loss from operations	(7,507)	(3,387)	(15,494)	(10,951)
Other income and (expense):
Interest income	21	42	105	141
Interest expense	(9)		(54)	—
Other (expense) income	(305)	(27)	105	(71)
Total other income (expense)	(293)	15	156	70
Loss before income taxes	(7,800)	(3,372)	(15,338)	(10,881)
Income tax (benefit) provision	(3,631)	28,691	(3,052)	27,739
Net loss	$(4,169)	$(32,063)	$(12,286)	$(38,620)
Net loss per share:
Basic	$(0.19)	$(1.52)	$(0.57)	$(1.84)
Diluted	$(0.19)	$(1.52)	$(0.57)	$(1.84)
Common shares and equivalents outstanding:
Basic weighted average shares	21,827	21,073	21,587	21,004
Diluted weighted average shares	21,827	21,073	21,587	21,004

See accompanying notes to consolidated financial statements

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(As Adjusted)*		(As Adjusted)*

Net loss	$(4,169)	$(32,063)	$(12,286)	$(38,620)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	373	230	12	205
Unrealized gain on available-for-sale securities	—	5	—	23
Other comprehensive income (loss)	373	235	12	228

Comprehensive loss	$(3,796)	$(31,828)	$(12,274)	$(38,392)

See accompanying notes to consolidated financial statements

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
		(As Adjusted)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,286)	$(38,620)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation expense	6,229	6,208
Bad debt expense	682	1,335
Depreciation and amortization	7,005	6,230
Deferred income tax (benefit) expense	(4,527)	25,846
Loss on disposal of equipment	246	752
Net change in:
Restricted cash	(9)	15
Accounts receivable	5,672	11,149
Inventory	(506)	1
Prepaid expenses and other current assets	(1,593)	662
Income tax receivable	391	(2,080)
Other assets	(1,662)	(78)
Accounts payable	961	(377)
Accrued compensation	(4,180)	1,476
Other current liabilities	(8,092)	(6,690)
Other long term liabilities	329	(44)
Deferred revenue	7,606	5,707
Net cash (used in) provided by operating activities	(3,734)	11,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,415)	(2,939)
Proceeds from available-for-sale securities	—	9,711
Acquisitions, net of cash acquired	(25,675)	—
Net cash (used in) provided by investing activities	(32,090)	6,772
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,379	830
Repurchase of shares from exercised stock options	(1,040)	—
Tax benefit of stock options exercised	—	—
Proceeds from equity offering, net of issuance costs	(228)	—
Payments under capital lease obligations	(213)	(5)
Net cash provided by financing activities	898	825
(Decrease) increase in cash and cash equivalents	(34,926)	19,089
Effect of exchange rate changes in cash and cash equivalents	(160)	441
Net (decrease) increase in cash and cash equivalents	(35,086)	19,530
Cash and cash equivalents—beginning of year	148,190	106,516
Cash and cash equivalents—end of period	$113,104	$126,046
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$10	$—
Income taxes	$2,745	$3,487
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,147	$316
Equipment acquired under capital lease	$586	$—
Accrued merger consideration	$3,375	—

See accompanying notes to consolidated financial statements

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries (“Rosetta Stone,” or the “Company”) develop, market and support a suite of language and reading learning solutions consisting of software products, online services and audio practice tools under the Rosetta Stone, Lexia and Livemocha brand names. The Company’s software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions, domestically and in certain international markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013. The December 31, 2012 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP, except for the Company’s voluntary change for sales commissions as described below.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all normal recurring adjustments necessary for the fair presentation of the Company’s consolidated statement of financial position at September 30, 2013 and December 31, 2012, the Company’s results of operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  All references to September 30, 2013 or to the three and nine months ended September 30, 2013 and 2012 in the notes to the consolidated financial statements are unaudited.

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

Changes in Accounting Principle

In the third quarter of 2013, the Company voluntarily changed its accounting policy for sales commissions related to non-cancellable Software-as-a-Service (“SaaS”) contracts, from recording an expense when incurred, to deferral of the sales commission in proportion to the consideration allocated to each of the elements in the arrangement and in, or over, the same period the revenue is recognized for each of the elements in the arrangement (i.e. over the non-cancellable term of the contract for the SaaS deliverable).  The Company is anticipating a significant increase in contracts with multi-year subscriptions and a corresponding increase in sales commissions due, among other reasons, to its acquisition of Lexia Learning Systems, Inc. (“Lexia”) in August 2013.  Lexia provides services using a SaaS model and has historically had long-term arrangements with material sales commissions paid to its network of resellers and has applied a sales commission deferral and amortization policy.

The Company believes the deferral method described above is preferable primarily because (i) the sales commission charges are so closely related to obtaining the revenue from the non-cancellable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized; and (ii) it provides a single accounting policy, consistent with that used by Lexia, that makes it easier for financial statement users to understand. Deferred commission amounts are recoverable through the future revenue streams under the non-cancellable arrangements.

Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

The accompanying consolidated financial statements and related notes have been adjusted to reflect the impact of this change and the associated deferred tax impact retrospectively to all prior periods. Under the as previously reported basis, there was no book / tax basis difference related to commission expense.  Under the as adjusted basis, the deferred commission asset creates a deferred tax liability related to commissions expense which has been deducted for tax purposes.

The following tables present the effects of the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable SaaS contracts for all periods presented, effective as of January 1, 2012 (in thousands):

Consolidated Balance Sheet (in thousands)

	September 30, 2013			December 31, 2012
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted

Prepaid expenses and other current assets	$6,457	$3,934	$10,391	$5,204	$3,447	$8,651
Deferred income taxes (current)	$141	$(62)	$79	$79	$(49)	$30
Total current assets	$173,809	$3,872	$177,681	$211,177	$3,398	$214,575
Other assets	$3,060	$165	$3,225	$1,484	$196	$1,680
Deferred income taxes (non-current)	$221	$(3)	$218	$260	$(3)	$257
Total assets	$274,892	$4,034	$278,926	$275,855	$3,591	$279,446
Accumulated loss	$(29,478)	$4,034	$(25,444)	$(16,749)	$3,591	$(13,158)
Total stockholders’ equity	$139,219	$4,034	$143,253	$144,603	$3,591	$148,194
Total liabilities and stockholders’ equity	$274,892	$4,034	$278,926	$275,855	$3,591	$279,446

Consolidated Statement of Operations (in thousands, except per share data)

	Three Months Ended March 31, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$38,404	$166	$38,570
Loss from operations	$(2,359)	$(166)	$(2,525)
Income tax provision (benefit)	$(742)	$(66)	$(808)
Net loss	$(1,903)	$(100)	$(2,003)
Basic net loss per share	$(0.09)	$(0.01)	$(0.10)
Diluted net loss per share	$(0.09)	$(0.01)	$(0.10)
Shares used in computing basic net loss per share	20,942	—	20,942
Shares used in computing diluted net loss per share	20,942	—	20,942

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$35,125	$(6)	$35,119	$73,529	$160	$73,689
Loss from operations	$(5,045)	$6	$(5,039)	$(7,404)	$(160)	$(7,564)
Income tax provision (benefit)	$(160)	$16	$(144)	$(902)	$(50)	$(952)
Net loss	$(4,544)	$(10)	$(4,554)	$(6,447)	$(110)	$(6,557)
Basic net loss per share	$(0.22)	$0.00	$(0.22)	$(0.31)	$—	$(0.31)
Diluted net loss per share	$(0.22)	$0.00	$(0.22)	$(0.31)	$—	$(0.31)
Shares used in computing basic net loss per share	20,995	—	20,995	20,969	—	20,969
Shares used in computing diluted net loss per share	20,995	—	20,995	20,969	—	20,969

Consolidated Statement of Operations (in thousands, except per share data), continued

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$37,113	$(283)	$36,830	$110,641	$(123)	$110,518
Loss from operations	$(3,670)	$283	$(3,387)	$(11,074)	$123	$(10,951)
Income tax provision (benefit) (1)	$29,735	$(1,044)	$28,691	$28,833	$(1,094)	$27,739
Net loss	$(33,390)	$1,327	$(32,063)	$(39,837)	$1,217	$(38,620)
Basic net loss per share	$(1.58)	$0.06	$(1.52)	$(1.90)	$0.06	$(1.84)
Diluted net loss per share	$(1.58)	$0.06	$(1.52)	$(1.90)	$0.06	$(1.84)
Shares used in computing basic net loss per share	21,073	—	21,073	21,004	—	21,004
Shares used in computing diluted net loss per share	21,073	—	21,073	21,004	—	21,004

(1)         During the third quarter of 2012 the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan and the U.S.  The amount of the valuation allowance recorded in the third quarter of 2012 would have been reduced by the amount of the deferred tax liability arising from the deferred commission asset had commissions expense been accounted for under the as adjusted policy which resulted in the $1.0 million and $1.1 million income tax benefit shown as the adjustment for the three and nine month periods ended September 30, 2012, respectively.

	Three Months Ended March 31, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$37,060	$213	$37,273
Loss from operations	$(4,138)	$(213)	$(4,351)
Income tax provision (benefit)	$977	$(9)	$968
Net loss	$(4,700)	$(204)	$(4,904)
Basic net loss per share	$(0.22)	$(0.01)	$(0.23)
Diluted net loss per share	$(0.22)	$(0.01)	$(0.23)
Shares used in computing basic net loss per share	21,360	—	21,360
Shares used in computing diluted net loss per share	21,360	—	21,360

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$33,144	$(357)	$32,787	$70,203	$(144)	$70,059
Loss from operations	$(3,991)	$357	$(3,634)	$(8,130)	$144	$(7,986)
Income tax provision (benefit)	$(400)	$13	$(387)	$576	$4	$580
Net loss	$(3,557)	$344	$(3,213)	$(8,257)	$140	$(8,117)
Basic net loss per share	$(0.16)	$0.01	$(0.15)	$(0.38)	$—	$(0.38)
Diluted net loss per share	$(0.16)	$0.01	$(0.15)	$(0.38)	$—	$(0.38)
Shares used in computing basic net loss per share	21,569	—	21,569	21,465	—	21,465
Shares used in computing diluted net loss per share	21,569	—	21,569	21,465	—	21,465

Consolidated Statement of Operations (in thousands, except per share data), continued

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Adjusted	Computed under Prior Method	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$35,156	$(312)	$34,844	$105,360	$(456)	$104,904
Loss from operations	$(7,819)	$312	$(7,507)	$(15,950)	$456	$(15,494)
Income tax provision (benefit)	$(3,640)	$9	$(3,631)	$(3,065)	$13	$(3,052)
Net loss	$(4,472)	$303	$(4,169)	$(12,729)	$443	$(12,286)
Basic net loss per share	$(0.20)	$0.01	$(0.19)	$(0.59)	$0.02	$(0.57)
Diluted net loss per share	$(0.20)	$0.01	$(0.19)	$(0.59)	$0.02	$(0.57)
Shares used in computing basic net loss per share	21,827	—	21,827	21,587	—	21,587
Shares used in computing diluted net loss per share	21,827	—	21,827	21,587	—	21,587

Consolidated Statement of Comprehensive Loss (in thousands)

	Three Months Ended March 31, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(1,903)	$(100)	$(2,003)
Other comprehensive income (loss)	$(1,601)	$(100)	$(1,701)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(4,544)	$(10)	$(4,554)	$(6,447)	$(110)	$(6,557)
Other comprehensive income (loss)	$(4,853)	$(10)	$(4,863)	$(6,454)	$(110)	$(6,564)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(33,390)	$1,327	$(32,063)	$(39,837)	$1,217	$(38,620)
Other comprehensive income (loss)	$(33,155)	$1,327	$(31,828)	$(39,609)	$1,217	$(38,392)

	Three Months Ended March 31, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(4,700)	$(204)	$(4,904)
Other comprehensive income (loss)	$(5,181)	$(204)	$(5,385)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(3,557)	$344	$(3,213)	$(8,257)	$140	$(8,117)
Other comprehensive income (loss)	$(3,437)	$344	$(3,093)	$(8,618)	$140	$(8,478)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Adjusted	Computed under Prior Method	Impact of Commission Adjustment	As Adjusted
Net loss	$(4,472)	$303	$(4,169)	$(12,729)	$443	$(12,286)
Other comprehensive income (loss)	$(4,099)	$303	$(3,796)	$(12,717)	$443	$(12,274)

Consolidated Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(1,903)	$(100)	$(2,003)
Deferred income tax provision (benefit)	$(1,314)	$(66)	$(1,380)
Prepaid expenses and other current assets	$503	$118	$621
Other assets	$(1,209)	$48	$(1,161)
Net cash provided by (used in) operating activities	$2,656	$—	$2,656

	Six Months Ended June 30, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(6,447)	$(110)	$(6,557)
Deferred income tax provision (benefit)	$(1,156)	$(50)	$(1,206)
Prepaid expenses and other current assets	$649	$140	$789
Other assets	$(1,065)	$20	$(1,045)
Net cash provided by (used in) operating activities	$6,068	$—	$6,068

	Nine Months Ended September 30, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(39,837)	$1,217	$(38,620)
Deferred income tax provision (benefit)	$26,940	$(1,094)	$25,846
Prepaid expenses and other current assets	$785	$(123)	$662
Other assets	$(78)	$—	$(78)
Net cash provided by (used in) operating activities	$11,492	$—	$11,492

Consolidated Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(4,700)	$(204)	$(4,904)
Deferred income tax provision (benefit)	$298	$(9)	$289
Prepaid expenses and other current assets	$(2,559)	$113	$(2,446)
Other assets	$5	$100	$105
Net cash provided by (used in) operating activities	$(5,635)	$—	$(5,635)

	Six Months Ended June 30, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(8,257)	$140	$(8,117)
Deferred income tax provision (benefit)	$(627)	$4	$(623)
Prepaid expenses and other current assets	$(2,568)	$(176)	$(2,744)
Other assets	$10	$32	$42
Net cash provided by (used in) operating activities	$(3,147)	$—	$(3,147)

	Nine Months Ended September 30, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Adjusted
Net loss	$(12,729)	$443	$(12,286)
Deferred income tax provision (benefit)	$(4,539)	$12	$(4,527)
Prepaid expenses and other current assets	$(1,106)	$(487)	$(1,593)
Other assets	$(1,694)	$32	$(1,662)
Net cash provided by (used in) operating activities	$(3,734)	$—	$(3,734)

The change in accounting principle resulted in an increase to accumulated income of $2,878 thousand as of January 1, 2012 to $21,960 thousand from $19,082 thousand, as previously reported.

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

Sales commissions from non-cancellable SaaS contracts are deferred and amortized in proportion to the revenue recognized from the related contract.

On April 1, 2013, the Company completed its acquisition of Livemocha, Inc. (“Livemocha”).  Online subscription revenue from Livemocha is recognized ratably over the term of the subscription and is included in the Company’s results from operations after the acquisition date.

On August 1, 2013, the Company completed its acquisition of Lexia.  The Lexia product offering includes term licenses with software hosting arrangements and subscriptions.  License and hosting revenues are recognized over the term of the arrangement.  Subscription fees are recognized on a straight line basis over the term of the subscription. As part of the Lexia acquisition, the Company acquired $1.2 million of deferred revenue. The deferred revenue will be recognized as revenue, on a contract by contract basis over the remaining term of the arrangements, which expire at various dates through 2022.  The Company is the primary obligor to its end-user customers and therefore acts as principal in customer sales transactions, with its resellers acting as agents.  Revenue is recognized on a gross basis accordingly, with related reseller commissions charged to sales and marketing expense.

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

Deferred Tax Valuation Allowance

The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2013. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.

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

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis, which consist only of short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the accrual for the contingent purchase price of the acquisition of SGLC in 2009 (in thousands):

	Fair Value as of September 30, 2013 using:				Fair Value as of September 30, 2012 using:
		Quoted Prices				Quoted Prices
		in Active				in Active
		Markets for		Significant		Markets for		Significant
		Identical	Significant Other	Unobservable		Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs	September 30,	Assets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities:
Contingent purchase price accrual	$—	$—	$—	$—	$300	$—	$—	$300
Total	$—	$—	$—	$—	$300	$—	$—	$300

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2013 and 2012, the fair value of options granted was calculated using the following assumptions:

Nine Months Ended
September 30,
	2013	2012

Expected stock price volatility	64.4% - 68.0%	65.0% - 66.1%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	0.75% - 1.65%	0.60% - 0.88%

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

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Cost of revenue	$86	$64	$108	$225
Sales and marketing	669	320	1,067	753
Research & development	348	338	971	1,243
General and administrative	1,422	1,755	4,083	3,987
Total	$2,525	$2,477	$6,229	$6,208

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

Cash flows of consolidated foreign subsidiaries are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the available-for-sale securities on total comprehensive income (loss) (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(As Adjusted)*		(As Adjusted)*

Net Loss	$(4,169)	$(32,063)	$(12,286)	$(38,620)
Foreign currency translation gain (loss)	373	230	12	205
Unrealized gain on available-for-sale securities	—	5	—	23
Total comprehensive loss	$(3,796)	$(31,828)	$(12,274)	$(38,392)

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2013 was $15.9 million and $43.4 million, respectively, and for the three and nine months ended September 30, 2012 was $16.9 million and $47.6 million, respectively.

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

3. BUSINESS COMBINATIONS

Livemocha, Inc.

On April 1, 2013, the Company completed its acquisition of Livemocha (the “Livemocha Merger”). Livemocha is one of the world’s largest online language-learning communities with over 16 million registered members. The acquisition of Livemocha’s technology platform will accelerate the Company’s transition to cloud-based learning solutions and reinforces its leadership position in the competitive language-learning industry. The aggregate amount of consideration paid by the Company was $8.4 million in cash.

The acquisition of Livemocha resulted in goodwill of approximately $4.9 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Livemocha Merger were expensed and are included in operating expenses. Transaction costs incurred in connection with the Merger were $0.4 million during the nine months ended September 30, 2013. The results of operations for Livemocha have been included in the consolidated results of operations for the period April 1, 2013 through September 30, 2013.

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

The preliminary purchase price is allocated as follows (in thousands):

Cash	$191
Accounts receivable	267
Other current assets	92
Fixed assets	35
Accounts payable and accrued expenses	(901)
Deferred revenue	(794)
Net deferred tax liability	(1,161)
Net tangible assets acquired	(2,271)
Goodwill	5,142
Amortizable intangible assets	5,500
Preliminary purchase price	$8,371

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value April 1, 2013
Online community	3 years	$1,800
Enterprise relationships	5 years	100
Technology platform	5 years	3,400
Tradename	2 years	200
Total assets		$5,500

In connection with the Livemocha Merger, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired.  As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $1.2 million. Such reduction was recognized as an income tax benefit in the consolidated statements of operations for the nine months ended September 30, 2013.

Lexia Learning Systems, Inc.

On August 1, 2013, the Company completed its acquisition of Lexia (the “Lexia Merger”). Lexia is one of the most trusted and established companies in the reading technology market. The transaction marks the Company’s first extension beyond language learning and takes the Company deeper into the EdTech industry.  The aggregate amount of consideration paid by the Company was $21.1 million in cash, net of working capital and deferred revenue adjustments, including a holdback of $3.4 million with 50% of such holdback to be paid within 30 days of the Company filing its Form 10-K for the year ended December 31, 2013 and 50% of such holdback to be paid on the 18 month anniversary of the acquisition.

The acquisition of Lexia resulted in goodwill of approximately $9.9 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Lexia Merger were expensed and are included in operating expenses. Transaction costs incurred in connection with the Lexia Merger were $0.1 million during the three and nine months ended September 30, 2013. The results of operations for Lexia have been included in the consolidated results of operations for the period August 1, 2013 through September 30, 2013.

The Company has preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Lexia acquisition. The table below summarizes the preliminary estimates of fair value of the Lexia assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. The Company expects to finalize the purchase accounting for the acquisition of Lexia, including determining the final valuations for assets and liabilities, within one year of the acquisition date.

The preliminary purchase price is allocated as follows (in thousands):

Cash	$263
Accounts receivable	2,404
Other current assets	105
Fixed assets	255
Accounts payable and accrued expenses	(899)
Deferred revenue	(1,223)
Net deferred tax liability	(4,210)
Net tangible assets acquired	(3,305)
Goodwill	9,938
Amortizable intangible assets	14,500
Preliminary purchase price	$21,133

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value August 1, 2013
Enterprise relationships	10 years	9,400
Technology platform	7 years	4,100
Tradename	5 years	1,000
Total assets		$14,500

In connection with the Lexia Merger, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired.  As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $4.2 million. Such reduction was recognized as an income tax benefit in the consolidated statements of operations for the three and nine months ended September 30, 2013.

Pro Forma Adjusted Summary

The results of Livemocha and Lexia’s operations have been included in the consolidated financial statements subsequent to the acquisition date.

The following schedule presents unaudited consolidated pro forma results of operations data as if the Livemocha and Lexia Mergers (“the Mergers”) had occurred on January 1, 2012. This information does not purport to be indicative of the actual results that would have occurred if the Mergers had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$61,193	$65,261	$189,146	$197,269
Net income (loss)	$(4,756)	$(36,853)	$(21,505)	$(52,317)
Basic loss per share	$(0.22)	$(1.75)	$(1.00)	$(2.49)
Diluted loss per share	$(0.22)	$(1.75)	$(1.00)	$(2.49)

The operations of Livemocha have been integrated into the overall operations of the Company. The results of Livemocha are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore it is impracticable to report revenue and earnings from Livemocha for the period ended September 30, 2013. The Company recorded revenue of $0.3 million and a net loss of $1.8 million from Lexia for the three and nine months ended September 30, 2013.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
		(As Adjusted)*		(As Adjusted)*
Numerator:
Net Loss	$(4,169)	$(32,063)	$(12,286)	$(38,620)
Denominator:
Weighted average number of common shares:
Basic	21,827	21,073	21,587	21,004
Diluted	21,827	21,073	21,587	21,004
Loss per common share:
Basic	$(0.19)	$(1.52)	$(0.57)	$(1.84)
Diluted	$(0.19)	$(1.52)	$(0.57)	$(1.84)

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

For the three and nine months ended September 30, 2013 and 2012, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.

For the three months ended September 30, 2013, outstanding stock options, restricted stock units and restricted stock of 227,000, 91,000  and 246,000 respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the three months ended September 30, 2012, outstanding stock options, restricted stock units and restricted stock of 357,000, 79,000 and 206,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the nine months ended September 30, 2013, outstanding stock options, restricted stock units and restricted stock of 317,000, 91,000 and 245,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.  For the nine months ended September 30, 2012, outstanding stock options, restricted stock units and restricted stock of 338,000, 60,000 and 167,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.

5. INVENTORY

Inventory consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$4,537	$3,570
Finished goods	2,501	3,011
Total inventory	$7,038	$6,581

6. GOODWILL

The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC in November 2009, the acquisition of Livemocha in April 2013 and the acquisition of Lexia in August 2013. The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles—Goodwill and Other (“ASC 350”) or more frequently, if impairment indicators arise. The Company’s annual testing resulted in no impairment of goodwill since the dates of acquisition. Beginning in the fourth quarter of 2012, the Company began reporting its results in three reportable segments, which also consisted of three reporting units for goodwill impairment purposes—North America Consumer, Rest of World (“ROW”) Consumer, and Global Enterprise and Education (previously referred to as Institutional).

The goodwill recorded from the Livemocha acquisition was allocated to the reportable segments that reflect the results of the legacy Livemocha operations. The goodwill recorded from the Lexia acquisition was allocated to the Global Enterprise and Education reportable segment. The following table represents the balance and changes in goodwill by reportable segment, for the nine months ended September 30, 2013 (in thousands):

			Global
	North America	Rest of World	Enterprise &
	Consumer	Consumer	Education	Total

Balance as of December 31, 2012	$13,499	$2,199	$19,198	$34,896
Acquisition of Livemocha	4,422	—	720	5,142
Acquisition of Lexia	—	—	9,938	9,938
Effect of change in foreign currency rate	—	—	(4)	(4)
Balance as of September 30, 2013	$17,921	$2,199	$29,852	$49,972

7. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name/ trademark	$11,807	$(83)	$11,724	$10,607	$—	$10,607
Core technology	9,953	(2,891)	7,062	2,453	(2,453)	—
Customer relationships	22,151	(11,324)	10,827	10,850	(10,850)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(112)	188	300	(82)	218
Total	$44,223	$(14,422)	$29,801	$24,222	$(13,397)	$10,825

The intangible assets recorded as a result of the Livemocha acquisition are included in the September 30, 2013 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value April 1, 2013
Online community	3 years	$1,800
Customer relationships	5 years	100
Technology platform	5 years	3,400
Tradename	2 years	200
Total assets		$5,500

The intangible assets recorded as a result of the Lexia acquisition are included in the September 30, 2013 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value August 1, 2013
Customer relationships	10 years	$9,400
Technology platform	7 years	4,100
Tradename	5 years	1,000
Total assets		$14,500

Amortization of intangible assets for the three months ended September 30, 2013 and 2012 totaled $652,000 and $10,000, respectively. For the three months ended September 30, 2013 and 2012, $180,000 and $10,000 was included in research and development expense $374,000 and zero was included in sales and marketing expense and $98,000 and zero were included in cost of service. The increase in amortization expense is due to the amortization of the intangible assets recorded as a result of the Livemocha and Lexia acquisitions.

Amortization of intangible assets for the nine months ended September 30, 2013 and 2012 totaled $1,025,000 and $30,000, respectively. For the nine months ended September 30, 2013 and 2012, $370,000 and $30,000 was included in research and development expense, $557,000 and zero was included in sales and marketing expense and $98,000 and zero were included in cost of service. The increase in amortization expense is due to the amortization of the intangible assets recorded as a result of the Livemocha and Lexia acquisitions.

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2013 and years thereafter (in thousands):

2013—remaining	$795
2014	3,171
2015	3,087
2016	2,605
2017	2,453
Thereafter	7,083
Total	$19,194

In accordance with ASC 350, the Company reviews its indefinite lived intangible assets annually as of December 31.  There were no impairment charges for the nine months ended September 30, 2013 or September 30, 2012.

8. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	September 30,	December 31,
	2013	2012
Marketing expenses	$11,052	$16,922
Professional and consulting fees	3,487	3,282
Sales return reserve	4,090	5,883
Sales, withholding, and property taxes payable	3,032	3,451
Other	8,821	6,849
	$30,482	$36,387

9. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine months ended September 30, 2013 is based on the estimated annual effective tax rate for fiscal year 2013. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.

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

As of September 30, 2013, the Company is under audit in the United States for the 2009, 2010 and 2011 tax years. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.

As of September 30, 2013 and December 31, 2012, the Company had $155,000 and $143,000, respectively, of unrecognized tax benefits, which if recognized, would decrease its effective tax rate.  These liabilities for unrecognized tax benefits are included in “Other Long Term Liabilities.”  Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision and are approximately $15,000 as of September 30, 2013.

Valuation Allowance Recorded for Deferred Tax Assets

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of September 30, 2013, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary.  In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome.  An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.

Consideration has been given to the following positive and negative evidence:

•                   Three-year cumulative evaluation period ending September 30, 2013 results in a cumulative U.S. pre-tax loss;

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

•                   lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•                   through September 30, 2013, there are no U.S. federal jurisdiction net operating loss carryforwards other than acquired net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

During the second quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary resulting in a non-cash charge of $0.4 million. During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan, and the U.S. resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million, respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of September 30, 2013, a full valuation allowance was provided for the U.S., Korea, Japan, and Brazil where the Company has determined the deferred tax assets will more likely than not be realized.

Evaluation of the remaining jurisdictions as of September 30, 2013 resulted in the determination that no additional valuation allowances were necessary at this time.  However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of September 30, 2013, and December 31, 2012, the Company’s U.S. deferred tax liability was $9.3 million and $8.4 million, respectively, related to its goodwill and indefinite lived intangibles.  As of September 30, 2013 and December 31, 2012, the Company’s foreign net deferred tax asset was $0.3 million and $0.2 million, respectively.

On April 1, 2013 and August 1, 2013, the Company acquired all of the outstanding shares of Livemocha and Lexia, respectively. For tax purposes, the acquisitions will be treated as a non-taxable stock purchase and all of the acquired assets and assumed liabilities will retain their historical carryover tax bases. Therefore, the Company recognized deferred taxes related to all book/tax basis differences in the acquired assets and liabilities.

In connection with the Livemocha purchase accounting, the Company recognized net deferred tax liabilities of $1.2 million associated with the book/tax differences on acquired intangible assets and deferred revenue, offset by deferred tax assets associated with acquired net operating loss carryforwards. The effect of this on the tax provision for the Company resulted in a release of its valuation allowance equal to the amount of the net deferred tax liability recognized at the time of the Livemocha Merger. Thus, a tax benefit of $1.2 million was recorded during the three months ended June 30, 2013.

In connection with the Lexia purchase accounting, the Company recognized net deferred tax liabilities of $4.2 million associated with the book/tax differences on acquired intangible assets and deferred revenue, offset by deferred tax assets associated with acquired net operating loss carryforwards. The effect of this on the tax provision for the Company resulted in a release of its valuation allowance equal to the amount of the net deferred tax liability recognized at the time of the Lexia Merger. Thus, a tax benefit of $4.2 million was recorded during the three months ended September 30, 2013.

These tax benefits were offset by foreign withholding taxes and income tax expense related to current year profits of operations in Canada, Germany and the U.K., resulting in a total tax benefit of $3.6 million for the three months ended September 30, 2013.

For the nine months ended September 30, 2013, the Company’s recorded income tax benefit of $3.1 million resulting in a partial valuation allowance release of $5.4 million related to the net deferred tax liabilities acquired with the Livemocha and Lexia acquisitions, offset by income related to current year profits of operations in Canada, Germany, and the U.K., foreign withholding taxes, the tax impact related to amortization of indefinite lived intangibles, and an inability to recognize tax benefits associated with current year losses associated with operations in Brazil, Korea, Japan, and the U.S.

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

Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At September 30, 2013 there were 3,358,715 shares available for future grant under the 2009 Plan.

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

Stock Options

The following table summarizes the Company’s stock option activity from January 1, 2013 to September 30, 2013:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value

Options Outstanding, January 1, 2013	2,470,347	$12.57	$6.98	$6,760,327
Options granted	615,165	14.85
Options exercised	(542,916)	5.89
Options cancelled	(576,954)	17.71
Options Outstanding, September 30, 2013	1,965,642	13.62	7.84	7,444,527
Vested and expected to vest at September 30, 2013	1,739,438	13.63	7.72	6,913,440
Exercisable at September 30, 2013	727,186	13.73	6.23	3,220,718

During the three-months ended June 30, 2013, the Company allowed a former executive to net exercise 213,564 vested stock options with an exercise price of $3.85.  In the net exercise, the Company repurchased 123,367 shares from the former employee based on the Company’s stock price on the exercise date of $15.09 for $1.0 million.

As of September 30, 2013, there was approximately $7.7 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.69 years.

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

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity from January 1, 2013 to September 30, 2013:

		Weighted
		Average	Aggregate
	Nonvested	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Nonvested Awards, January 1, 2013	758,103	$11.00	$8,339,133
Awards granted	338,801	14.86
Awards vested	(236,526)	10.02
Awards cancelled	(90,138)	12.79
Nonvested Awards, September 30, 2013	770,240	12.79	$9,851,370

As of September 30, 2013, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $6.5 million and is expected to be recognized over a period of 2.48 years.

Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.

Restricted Stock Units

During the nine months ended September 30, 2013, 24,779 restricted stock units were granted.  The aggregate grant date fair value of the awards was $0.4 million, which was recognized as expense on the grant date, as the awards were immediately vested.  The Company’s restricted stock unit grants are accounted for as equity awards.  The grant date fair value is based on the market price of the Company’s common stock at the grant date.

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

The Company’s stockholders approved the material terms of the performance goals on May 23, 2013, the grant date for the performance stock awards.  The amount of share-based compensation expense recognized related to the 2013 LTIP was $0.8 million for the nine months ended September 30, 2013.  $0.4 million of expense was recognized related to the cash-based portion of the 2013 LTIP for the nine months ended September 30, 2013.

11. STOCKHOLDERS’ EQUITY

At September 30, 2013, the Company’s Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share.  At September 30, 2013, the Company had shares of common stock issued and outstanding of 22,649,853.

On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permits certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00.  The shelf also provides the Company with the flexibility to offer an amount of equity or issue debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares in the offering.

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, and applicable legal requirements.  The Company expects to fund the repurchases through existing cash balances and cash generated from operations.  As of September 30, 2013, no shares have been repurchased under the share repurchase program.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases copiers, parking spaces, buildings, a warehouse, and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse, and office space leases range from 12 to 89 months. Certain leases also contain lease renewal options.

The following table summarizes future minimum operating lease payments for the remaining nine months of 2013 and the years thereafter (in thousands):

Periods Ending December 31,
2013-remaining	$1,716
2014	5,850
2015	4,791
2016	4,429
2017	4,136
Thereafter	3,923
$24,845

Rent expense was $1.7 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively.  Rent expense was $5.3 million and $7.3 million for the nine months ended September 30, 2013 and 2012, respectively. On April 4, 2013, the Company announced its decision to exit all remaining U.S. kiosk locations; which was completed prior to June 30, 2013. The Company recognized lease termination penalties of $0.8 million during the three months ended June 30, 2013. The Company continues to operate a limited number of international kiosk locations.

The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases (“ASC 840”), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses; the rent expense of such leases is recorded on a straight-

line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million at September 30, 2013. The deferred rent asset was $20,000 at September 30, 2013. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Rosetta Stone Japan partially abandoned its facility in March 2013 as a result of excess office space. The Company estimated its liability under operating lease agreements and accrued exit costs in accordance with ASC 420, Exit or Disposal Cost Obligation, as the Company has no future economic benefit from the abandoned space and the lease does not terminate until February 28, 2015.  Accrued exit costs associated with the partial abandonment were charged to lease abandonment expense in March 2013.  The following table summarizes the accrued exit costs (in thousands):

September 30,
2013

Accrued exit costs, beginning of period	$—
Costs incurred and charged to expense	770
Principal reductions	(237)
Accrued exit costs, end of period	$533

Accrued exit cost liability:
Short-term	$381
Long-term	152
Total	$533

Litigation

In April 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by the Company in its retail locations in California are due unpaid wages and other relief for the Company’s violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class in January 2011. In March 2011, the case was removed to the United States District Court for the Northern District of California. In November 2011, the parties agreed to the mediator’s proposed settlement terms, and as a result, as of September 30, 2011, the Company reserved $0.6 million for the proposed settlement amount. The Company disputed the plaintiffs’ claims and it has not admitted any wrongdoing with respect to the case. In September 2013, the court entered a final order directing payment of the $0.6 million settlement amount and in October 2013 the Company paid this amount in final settlement of the lawsuit.

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. Rosetta Stone GmbH has continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November of 2012 and Rosetta Stone GmbH moved to have a further appeal heard before the German Federal Supreme Court. The German Federal Supreme Court now has allowed a further appeal on grounds of law. The Company also commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying Rosetta Stone’s request to cancel Langenscheidt’s German trademark registration. The Company appealed that decision and a hearing on the appeal was held in April 2013 before the German Federal Patent Court. On August 5, 2013, the Company received a decision from the Federal Patent Court rejecting the Company’s appeal but allowing a further appeal on grounds of law to the German Federal Supreme Court. The Company is proceeding to pursue a further appeal to the German Federal Supreme Court. The Company cannot predict the timing and ultimate outcome of this matter, however the Company believes the range of possible loss is immaterial to the consolidated financial statements. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims and appeals.

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

Operating results by segment for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(As Adjusted)*		(As Adjusted)*

Revenue:
North America Consumer	$38,699	$39,878	$120,018	$119,881
Rest of World Consumer	7,165	9,903	23,213	30,159
Global Enterprise & Education	15,008	14,498	43,703	44,500
Total Revenue	$60,872	$64,279	$186,934	$194,540

Segment contribution:
North America Consumer	$15,266	$15,490	$50,746	$47,843
Rest of World Consumer	(537)	(622)	(1,089)	(2,491)
Global Enterprise & Education	5,200	6,426	15,488	18,866
Total segment contribution	19,929	21,294	65,145	64,218
Unallocated expenses, net:
Unallocated cost of sales	1,504	1,326	3,005	5,049
Unallocated sales and marketing	3,708	4,512	12,480	12,877
Unallocated research and development	8,797	5,177	25,246	17,945
Unallocated general and administrative	13,420	13,666	39,073	39,297
Unallocated lease abandonment	7	—	835	—
Unallocated non-operating income/(expense)	293	(15)	(156)	(69)
Total unallocated expenses, net	27,729	24,666	80,483	75,099
Income (loss) before provision for income taxes	$(7,800)	$(3,372)	$(15,338)	$(10,881)

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase Rosetta Stone products. The geographic locations of distributors and resellers who purchase and resell Rosetta Stone products may be different from the geographic locations of end customers. The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$51,013	$52,167	$155,966	$157,892
International	9,859	12,112	30,968	36,648
Total Revenue	$60,872	$64,279	$186,934	$194,540

The information below summarizes long-lived assets by geographic area as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
United States	$17,402	$15,986
International	627	1,227
Total	$18,029	$17,213

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

Overview

Rosetta Stone Inc. (NYSE: RST) is dedicated to changing the way the world learns. Our innovative technology-driven language and reading solutions are used by thousands of schools, businesses, government organizations and millions of individuals around the world. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages. In 2013, Rosetta Stone expanded beyond language and deeper into education-technology with our acquisitions of Livemocha and Lexia. Rosetta Stone is based in Arlington, VA, and has offices in Harrisonburg, VA, Boulder, CO, Austin, TX, San Francisco, CA, Seattle, WA, Concord, MA, Tokyo, Seoul, London, Dubai and Sao Paulo.

We derive our revenues from sales to both individual consumers and organizations. Our North America and Rest of World “ROW” Consumer distribution model comprises a mix of our call centers, websites, select retail partners such as Amazon.com, Barnes & Noble, Target, Best Buy, Books- a-Million, Staples and Costco, daily deal partners, home shopping networks such as GS Home Shopping, Inc. in Korea and consignment distributors such as Navarre. Our Global Enterprise & Education distribution model is focused on targeted sales activity primarily through a direct sales force in five verticals: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations.

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

As we focus on balancing growth and margin, we will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our CODM. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution increased from $47.8 million for the nine months ended September 30, 2012 to $50.7 million for the nine months ended September 30, 2013. The increase in North America Consumer segment contribution is due to a slight increase in revenue and a reduction in expenses.  ROW Consumer segment contribution increased from a loss of $2.5 million for the nine months ended September 30, 2012 to a loss of $1.1 million for the nine months ended September 30, 2013 driven by a decrease in revenue of $6.9 million, more than offset by a reduction in expenses. Global Enterprise and Education segment contribution decreased to $15.5 million for the nine months ended September 30, 2013 as compared to $18.9 million for the nine months ended September 30, 2012 primarily due to a decrease in revenue of $0.8 million and an increase in sales and marketing expense of $3.9 million related to the addition of sales staff to this group in order to achieve long-term improvement in segment contribution.

For additional information regarding our segments, see Note 13 of Item 1, Financial Statements and Supplementary Data. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistent with our current operating segments and definition of segment contribution.

On April 1, 2013, the Company completed its acquisition of Livemocha (the “Livemocha Merger”). Livemocha is one of the world’s largest online language-learning communities with over 16 million registered members. The acquisition of Livemocha’s technology platform will accelerate the Company’s transition to cloud-based learning solutions and reinforces its leadership position in the competitive language-learning industry.

On August 1, 2013, the Company completed its acquisition of Lexia Learning Systems, Inc. (the “Lexia Merger”). Lexia is one of the most trusted and established companies in the reading technology market. The transaction marks the Company’s first extension beyond language learning and takes the Company deeper into the EdTech industry.

For additional information regarding the Mergers, see Note 3 of Item 1, Financial Statements and Supplementary Data.

Consumer Business Metrics

Beginning in 2012, management used the following key business metrics to measure the success of our combined North America and ROW Consumer segments. The Global Enterprise and Education segment is measured based on its overall performance as opposed to the individual customer and user metrics described below.

•            Product software units.  A unit is a perpetual software license sold as either tangible packaged software or as an online download.

•            Average revenue per product software unit.  Consumer revenues derived from product software units divided by the number of product software units sold in the same period. Revenue from product software includes product revenue associated with perpetual software licenses in addition to service revenues associated with short-term online subscriptions that are bundled with our V4 TOTALe offering. Approximately $25.00 to $49.00 in revenue per unit is derived from service revenues associated with this short-term online subscription.  In September 2013, the Company reduced the renewal pricing on these online services, which will drive a decrease in the amount of revenue we expect to allocate and defer for these online services going forward.

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

The following table sets forth these unit and online learner metrics for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)		(in thousands, except per unit amounts)

Product software revenue	$39,368	$45,893	$124,511	$139,643
Paid online learner revenues *	6,316	3,882	18,314	10,388
Total consumer revenues	$45,684	$49,775	$142,825	$150,031

Product software units	157,706	146,452	448,105	419,116
Total paid online learners *	88,633	57,442	88,601	57,442

Average revenue per product software unit	$250	$313	$278	$333
Average revenue per online learner *	$24	$24	$25	$27

* Excludes revenue and learners from Livemocha operations.

Product software

Product software revenue primarily includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads in future periods. There is no difference in price between the two options.

Worldwide consumer revenue from product software decreased $6.5 million from the three months ended September 30, 2012 to the three months ended September 30, 2013, driven by a 20% decrease in the average revenue per unit, partially offset by a 8% increase in the number of units sold, compared to the prior year period.

Worldwide consumer revenue from product software decreased $15.1 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, driven by a 17% decrease in the average revenue per unit, partially offset by a 7% increase in the number of units sold, compared to the prior year period.

Average Revenue Per Product Software Unit (ARPU)

Worldwide ARPU decreased $63, or 20%, from $313 for the three months ended September 30, 2012 to $250 for the three months ended September 30, 2013.  The decline in ARPU is the result of multiple factors, including a 79% reduction associated with lower prices, which was driven by promotional pricing in North American Consumer, increased levels of daily deals at lower prices and increased price discounting in ROW Consumer.  21% of the decrease in ARPU is due to our overall change in our sales channel mix.  In the second quarter of 2013, we closed our entire U.S. kiosk sales channel.  As a result, customers who would have purchased our products via kiosks made those purchases mainly in our 3rd party retail sales channel, which are sold at lower prices.  81% of the decline in ARPU is attributable to declines in North America Consumer and 19% is due to declines in ROW Consumer.

Worldwide ARPU decreased $55, or 17%, from $333 for the nine months ended September 30, 2012 to $278 for the nine months ended September 30, 2013.  The decline in ARPU is the result of multiple factors, including a 82% reduction associated with lower prices, which was driven by promotional pricing in North American Consumer, increased levels of daily deals at lower prices and increased price discounting in ROW Consumer.  18% of the decrease in ARPU is due to our overall change in our sales channel mix.  In the second quarter of 2013, we closed our entire U.S. kiosk sales channel.  As a result, customers who would have purchased our products via kiosks made those purchases mainly in our 3rd party retail channel, which are sold at lower prices.  80% of the decline in ARPU is attributable to declines in North America Consumer and 20% is due to declines in ROW Consumer.

We are testing ways to stabilize prices and reduce discounting, however in the near term we expect ARPU to continue to decline.

Paid online learners

Revenue from paid online learners increased $2.4 million from the three months ended September 30, 2012 to the three months ended September 30, 2013, driven by a 54% increase in the number of paid online learners as of September 30, 2013, compared to the prior period. Average revenue per online learner remained flat compared to the prior year quarter.

Revenue from paid online learners increased $7.9 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, driven by a 54% increase in the number of paid online learners as of September 30, 2013, compared to the prior period. This increase was partially offset by a slight decrease in the average revenue per online learner primarily due to continued testing of online products at different price points.

Components of Our Statement of Operations

Revenue

We derive revenue from sales of language learning solutions consisting of product software, audio practice products, professional services, and online software subscriptions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our product software products and sold as a solution.  We also earn revenue from our SaaS reading products sold under the Lexia brand.

            Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online, combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe, which was released in September 2010, combines product software and dedicated conversational coaching. The content of our product software and subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience. Rosetta Stone Version 4 TOTALe bundles time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone language learning solutions. As a result, we typically defer 10%-35% of each of these bundled sales over the term of the subscription license. In September 2013, as part of an overall review of pricing, we concluded that in order to be consistent with recent reductions in the pricing of our bundled products, we should reduce the pricing associated with the renewal of our stand-alone online services. The Company uses the stand-alone prices of these online services to determine the amount of revenue to defer when these services are sold in a bundle.  As a result, we expect to reduce the amount of revenue we defer with respect to sales of our Version 4 TOTALe bundle.

We sell our solutions directly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers. The majority of our consumer customers purchase our product software and audio practice products, online software subscriptions and professional services. We sell to institutions primarily through our direct Global Enterprise and Education sales force. Many institutions elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our North America Consumer, ROW Consumer and Global Enterprise and Education sales channels because the customers and revenue drivers of these channels are different.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of direct advertising expenses related to mobile, television, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our international kiosks and commissions paid to our sales personnel. During the three months ended June 30, 2013, we exited our remaining U.S. kiosk locations. The associated lease termination costs are included within sales and marketing expense for the nine months ended September 30, 2013. We intend to continue to expand our sales activities within some of our existing regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the United States.

Research and Development

Research and development expenses consist primarily of personnel and third party costs associated with the development of our solutions. Our development efforts are primarily based in the United States and are devoted to modifying and expanding our product portfolio through the addition of new content and new complementary products and services to our language learning solutions. We expect our investment in research and development expenses to increase as we restructure operations to optimize research and development initiatives and deliver new products that will provide us with significant benefits in the future.

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

Income Tax Expense (Benefit)

For the three and nine months ended September 30, 2013, we incurred tax benefits of $3.6 million and $3.1 million, respectively, resulting in worldwide effective tax rates of 47% and 20%, respectively.  The tax benefits were mainly attributable to the partial valuation allowance releases of $4.2 million related to the Lexia Merger during the three months ended September 30, 2013 and $1.2 million related to the Livemocha Merger during the three months ended June 30, 2013 offset by tax expense related to current year taxable income in Canada, Germany, and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.

For the year ended December 31, 2012, we incurred tax expense of $28.9 million despite incurring a loss before taxes of $5.1 million resulting in a negative worldwide effective tax rate of 570%.  For the year ended December 31, 2012, our worldwide effective tax rate was significantly higher than the current period due to the establishment of a full valuation allowance to reduce the deferred tax assets related to our operations in Korea, Brazil, Japan and the U.S. Our worldwide rate may vary on a quarterly and annual basis based upon the contribution of international operations to taxable income and any changes in applicable federal, state or international income tax rates.

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

•     Revenue Recognition

•     Stock-based Compensation

•     Income Taxes

•     Allowance for Doubtful Accounts Receivable

•     Sales Return Reserve

•     Goodwill

•     Other Intangible Assets

Changes in Accounting Principle

In the third quarter of 2013, we voluntarily changed our accounting policy for sales commissions related to non-cancellable Software-as-a-Service (“SaaS”) contracts, from recording an expense when incurred, to deferral of the sales commission in proportion to the consideration allocated to each of the elements in the arrangement and in, or over, the same period the revenue is recognized for each of the elements in the arrangement (i.e. over the non-cancellable term of the contract for the SaaS deliverable). We anticipate a significant increase in contracts with multi-year subscriptions and a corresponding in sales commissions due, among other reasons, to our acquisition of Lexia.  Lexia provides its services using a SaaS model and has historically had longer-term arrangements, with material sales commissions paid to its network of resellers and has applied a sales commission deferral and amortization policy.

We believe the deferral method described above is preferable primarily because (i) the sales commission charges are so closely related to obtaining the revenue from the non-cancellable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized; and (ii) it provides a single accounting policy, consistent with that used by Lexia, that makes it easier for financial statement users to understand. Furthermore, the adoption of this accounting policy enhances the comparability of our consolidated financial statements by changing to a method that is widely utilized in our industry. Deferred commission amounts are recoverable through the future revenue streams under the non-cancellable arrangements. Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

The accompanying unaudited consolidated financial statements and related notes have been adjusted to reflect the impact of this change retrospectively to all prior periods.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods specified, including dollar and percentage of change from the prior periods indicated:

	Three months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
		(As Adjusted)*

Revenue
Product	$34,038	$42,462	$(8,424)	-19.8%
Subscription and service	26,834	21,817	5,017	23.0%
Total revenue	60,872	64,279	(3,407)	-5.3%

Cost of revenue
Cost of product revenue	7,325	7,858	(533)	-6.8%
Cost of subscription and service revenue	3,419	3,327	92	2.8%
Total cost of revenue	10,744	11,185	(441)	-3.9%

Gross margin	50,128	53,094	(2,966)	-5.6%

Operating Expenses:
Sales and marketing	34,844	36,830	(1,986)	-5.4%
Research and development	8,797	5,177	3,620	69.9%
General and administrative	13,987	14,474	(487)	-3.4%
Lease abandonment	7	—	7	100.0%
Total operating expenses	57,635	56,481	1,154	2.0%

Loss from operations	(7,507)	(3,387)	(4,120)	-121.6%

Other income and expense:
Interest income	21	42	(21)	-50.0%
Interest expense	(9)	—	(9)	-100.0%
Other (expense) income	(305)	(27)	(278)	1029.6%
Total interest and other income (expense), net	(293)	15	(308)	-2053.3%

Loss before income taxes	(7,800)	(3,372)	(4,428)	-131.3%
Income tax expense (benefit)	(3,631)	28,691	32,322	-112.7%
Net loss	$(4,169)	$(32,063)	$27,894	-87.0%

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions.

Comparison of the three months ended September 30, 2013 and the three months ended September 30, 2012

Our revenue decreased to $60.9 million for the three months ended September 30, 2013 from $64.3 million for the three months ended September 30, 2012. The change in revenue is due to a decrease of $1.2 million in North American Consumer and a decrease of $2.7 million in ROW Consumer, partially offset by an increase of $0.5 million in Global Enterprise and Education revenues. Bookings, calculated as revenue plus the change in deferred revenue, decreased to $70.7 million for the three months ended September

30, 2013, compared to $72.1 million for the three months ended September 30, 2012. North America Consumer bookings decreased $3.7 million and ROW consumer bookings decreased $3.0 million, which was partially offset by an increase in Global Enterprise and Education bookings of $5.2 million over the prior year period. The increase in Global Enterprise and Education bookings is primarily due to the Lexia Merger.

We reported an operating loss of $7.5 million for the three months ended September 30, 2013 compared to an operating loss of $3.4 million for the three months ended September 30, 2012. The increase in operating loss was primarily due to a decrease in gross margin of $3.0 million, driven by a $3.4 million decrease in revenue, offset by a $0.4 million decrease in cost of revenue. Operating expenses increased $1.2 million due to an increase of $3.6 million in research and development offset by decreases in sales and marketing and general and administrative expenses.

As of September 30, 2013 and September 30, 2012 we employed approximately 1,300 and 1,500 personnel, respectively, including full time, part-time and temporary employees.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

North America Consumer	$38,699	63.5%	$39,878	62.0%	$(1,179)	-3.0%
Rest of World Consumer	7,165	11.8%	9,903	15.4%	(2,738)	-27.6%
Global Enterprise and Education	15,008	24.7%	14,498	22.6%	510	3.5%
Total Revenue	$60,872	100.0%	$64,279	100.0%	$(3,407)	-5.3%

North America consumer revenue decreased $1.2 million, or 3%, from the three months ended September 30, 2012 to the three months ended September 30, 2013. On April 4, 2013 we announced the closure of our entire kiosk sales channel in the U.S. as we shift our focus to cloud-based learning solutions. As a result, revenue from kiosks declined $3.1 million compared to the prior year quarter. This decrease was offset by increases of $0.7 million and $1.4 million from our direct-to-consumer and retail sales channels, respectively. Retail revenue includes $1.8 million and $1.2 million from daily deal promotions for the three months ended September 30, 2013 and 2012, respectively. North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America Consumer deferred revenue, decreased to $38.6 million for the three months ended September 30, 2013 from $42.3 million for the three months ended September 30, 2012.

ROW Consumer revenue decreased $2.7 million, or 28%, from the three months ended September 30, 2012 to the three months ended September 30, 2013.  Revenues were down in our Japanese and UK consumer markets due to shifts in our product mix and pricing, and we experienced lower sales through our home shopping sales channels in Korea, compared to the prior year period.  In response to the ongoing softness in Japan consumer sales, we continue to evaluate our go-to-market strategy, altering our target market, changing our messaging and shifting the focus of our marketing in that country.  These declines were partially offset by growth in Germany, where we have increased sales of downloads of our perpetual software. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $7.5 million for the three months ended September 30, 2013 from $10.5 million for the three months ended September 30, 2012.

Global Enterprise and Education revenue increased $0.5 million, or 4% from the three months ended September 30, 2012, to the three months ended September 30, 2013. Corporate and Education revenues increased $0.6 million and $0.2 million, respectively, driven by deeper account penetration. This increase was partially offset by a $0.4 million decrease in Government revenues, driven by reduced spending and government budget cuts.  Global Enterprise and Education bookings, calculated as Global Enterprise and Education revenue plus the change in Global Enterprise and Education deferred revenue, increased to $24.6 million for the three months ended September 30, 2013 from $19.4 million for the three months ended September 30, 2012. Global Enterprise and Education bookings includes $4.2 million from Lexia for the three months ended September 30, 2013.

Revenue by Product Revenue and Subscription and Service Revenue

We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenues allocated to the software product from sales of Rosetta Stone Version 4 TOTALe and revenues from the sale of audio practice products. Subscription and service revenue includes revenues allocated to time-based subscription licenses of our web-based TOTALe services, revenues from training and professional services and service revenue from Lexia.

Rosetta Stone Version 4 bundles time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our product software. In September 2013, as part of an overall review of pricing, we concluded that in order to be consistent with recent reductions in the pricing of our bundled products, we should reduce the pricing associated with the renewal of our stand-alone online services.  We use the stand-alone prices of these online services to determine the amount of revenue to defer when these services are sold in a bundle.  As a result, we expect to reduce the amount of revenue we defer with respect to sales of our Version 4 TOTALe bundle.

We will recognize the deferred revenue over the term of the subscription license in accordance with ASC subtopic 985-605, Software: Revenue Recognition.

The following table sets forth revenue for products and subscription and services for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

Product revenue	$34,038	55.9%	$42,462	66.1%	$(8,424)	-19.8%
Subscription and service revenue	26,834	44.1%	21,817	33.9%	5,017	23.0%
Total revenue	$60,872	100.0%	$64,279	100.0%	$(3,407)	-5.3%

Product Revenue

Product revenue decreased $8.4 million to $34.0 million during the three months ended September 30, 2013. The decrease in product revenue was primarily driven by lower prices on our Rosetta Stone Verson 4 TOTALe product software.  Additionally, this decrease was partially driven by a shift from sales of product licenses to sales of online subscriptions, particularly within our Global Enterprise and Education channels.

Subscription and Service Revenue

Subscription and service revenue increased $5.0 million, or 23%, to $26.8 million for the three months ended September 30, 2013. The increase in subscription and service revenues was due to a growing base of exclusively online subscription sales to both consumers and within our Global Enterprise and Education segment.

Cost of Product Revenue, Cost of Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended September 30, 2013 and 2012:

	Three months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$34,038	$42,462	$(8,424)	-19.8%
Subscription and service	26,834	21,817	5,017	23.0%
Total revenue	60,872	64,279	(3,407)	-5.3%

Cost of revenue
Cost of product revenue	7,325	7,858	(533)	-6.8%
Cost of subscription and service revenue	3,419	3,327	92	2.8%
Total cost of revenue	10,744	11,185	(441)	-3.9%
Gross profit	$50,128	$53,094	$(2,966)	-5.6%

Gross margin percentages	82.3%	82.6%	-0.3%

Cost of Product Revenue

Cost of product revenue for the three months ended September 30, 2013 was $7.3 million, a decrease of $0.5 million compared to the three months ended September 30, 2012.  As a percentage of product revenue, cost of product revenue increased to 22% for the three months ended September 30, 2013 compared to 19% for the three months ended September 30, 2012 due to the declining revenue base.  The dollar decrease was primarily attributable to a 20% decrease in product revenue and associated cost.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended September 30, 2013 was $3.4 million, essentially flat compared to the three months ended September 30, 2012.  As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 13% for the three months ended September 30, 2013 as compared to 15% for the same prior year period.   Beginning in the fourth quarter of 2012, we capped the number of studio sessions compared to our former unlimited policy, decreasing our coaching costs for the three months ended September 30, 2013.

Operating Expenses

	Three months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
	(As Adjusted) *

Sales and marketing	$34,844	$36,830	$(1,986)	-5.4%
Research and development	8,797	5,177	3,620	69.9%
General and administrative	13,987	14,474	(487)	-3.4%
Lease abandonment	7	—	7	100.0%
Total operating expenses	$57,635	$56,481	$1,154	2.0%

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2013 were $34.8 million, a decrease of $2.0 million, or 5% from the three months ended September 30, 2012. As a percentage of total revenue, sales and marketing expenses remained flat at 57% for the three months ended September 30, 2013 and the three months ended September 30, 2012. The dollar decreases in sales and marketing expenses were primarily attributable to the closure of our U.S. kiosks in the second quarter of 2013, resulting in a decrease in rent expense of $1.0 million and a decrease of $0.9 million in media spend as a result of our efforts to continually evaluate our marketing strategies focusing our efforts on advertising through online channels such as Facebook, Google AdWords, and email, and less on the more expensive television and radio commercials.  Professional services also decreased $0.9 million year over year. These decreases were offset by an increase of $0.5 million in amortization expense due to the intangible assets acquired in the Livemocha and Lexia acquisitions and an increase of $1.2 million in payroll and benefits expenses related to the acquisitions of Livemocha, Lexia and incremental Global Enterprise and Education sales personnel.  We expect to incur an increase in expenses in the fourth quarter of 2013 as we come into our holiday selling season.

Research and Development Expenses

Research and development expenses were $8.8 million for the three months ended September 30, 2013, an increase of $3.6 million, or 70%, from the three months ended September 30, 2012. As a percentage of revenue, research and development expenses increased to 14% for the three months ended September 30, 2013 compared to 8% for the three months ended September 30, 2012. The dollar and percentage increase was primarily the result of our investment in strengthening our platforms and bringing new innovative products to market including the opening of our new offices in San Francisco, CA and Austin, TX in the first quarter of 2013 and our newly acquired office in Seattle, WA with the acquisition of Livemocha in April 2013.  Payroll and benefits expenses increased $1.9 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of hiring more senior level managers as well as hiring in the more expensive markets of San Francisco, CA, and Seattle, WA.  As a result of our new offices in 2013, rent expenses increased $0.2 million from the three months ended September 30, 2012.  In addition, with the acquisition of Livemocha, in April 2013 we began amortizing additional acquired intangible assets in the second quarter of 2013, increasing our amortization expense $0.2 million from the three months ended September 30, 2012.  Consulting expenses increased $0.8 million as we continue to develop new products.  As a result of these initiatives, we expect to continue to have increases in research and development expenses in the fourth quarter of 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $14.0 million, a decrease of $0.5 million, or 3%, from the three months ended September 30, 2012. As a percentage of revenue, general and administrative expenses remained flat at 23% for the three months ended September 30, 2013, compared to the three months ended September 30,

2012. The dollar decrease was primarily attributable to a decrease of $0.9 million in professional services related to the Google trademark infringement litigation which was settled in 2012 offset by a $0.3 million increase in payroll expenses as a result of an increase in severance expense and expense related to the new 2013 Long-term Incentive Compensation Plan (2013 LTIP). We expect there to be increases in general and administrative expenses to support our acquisition efforts in the remainder of 2013.

Lease Abandonment

In March 2013, we exited a portion of our facility in Japan as a result of excess office space.  Accrued exit costs of $0.8 million associated with the partial abandonment were charged to lease abandonment expenses in the first quarter of 2013. Additional costs of $7,000 were recorded in the three months ended September 30, 2013 as we continued to refine our estimate.

Interest and Other Income (Expense)

	Three months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Interest income	$21	$42	$(21)	-50.0%
Interest expense	(9)	—	(9)	100.0%
Other (expense) income	(305)	(27)	(278)	1029.6%
Total other income (expense)	$(293)	$15	$(308)	-2053.3%

Interest income represents interest earned on our cash and cash equivalents.  Interest income for the three months ended September 30, 2013 was $21,000 a decrease of $21,000.

Interest expense for the three months ended September 30, 2013 was $9,000.

Other expense for the three months ended September 30, 2013 was $305,000 as compared to $27,000 for the three months ended September 30, 2012 primarily due to foreign exchange losses.

Income Tax (Benefit)

	Three months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Income tax (benefit) expense	$(3,631)	$28,691	$32,323	-112.7%

Income tax benefit for the three months ended September 30, 2013 was $3.6 million, compared to $28.7 million income tax expense for the three months ended September 30, 2012. The 2013 benefit primarily resulted from a partial valuation allowance release of $4.2 million related to the net deferred tax liabilities acquired with the Lexia acquisition, offset by foreign withholding taxes.  In the current year we are unable to recognize tax benefits associated with current losses in Brazil, Japan, and the U.S. while in the previous year we recorded a full valuation allowance related to the deferred tax assets of these jurisdictions.

Comparison of the nine months ended September 30, 2013 and the nine months ended September 30, 2012

	Nine months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
	(As Adjusted) *

Revenue
Product	$107,087	$127,534	$(20,447)	-16.0%
Subscription and service	79,847	67,006	12,841	19.2%
Total revenue	186,934	194,540	(7,606)	-3.9%

Cost of revenue
Cost of product revenue	21,263	24,087	(2,824)	-11.7%
Cost of subscription and service revenue	9,969	11,892	(1,923)	-16.1%
Total cost of revenue	31,232	35,979	(4,747)	-13.1%

Gross margin	155,702	158,561	(2,859)	-1.8%

Operating Expenses:
Sales and marketing	104,904	110,518	(5,614)	-5.1%
Research and development	25,248	17,944	7,304	40.7%
General and administrative	40,209	41,050	(841)	-2.0%
Lease abandonment	835	—	835	100.0%
Total operating expenses	171,196	169,512	1,684	1.0%

Loss from operations	(15,494)	(10,951)	(4,543)	-41.5%

Other income and expense:
Interest income	105	141	(36)	-25.5%
Interest expense	(54)		(54)	-100.0%
Other (expense) income	105	(71)	176	247.9%
Total interest and other income (expense), net	156	70	86	122.9%

Loss before income taxes	(15,338)	(10,881)	(4,457)	-41.0%
Income tax expense (benefit)	(3,052)	27,739	30,791	-111.0%
Net loss	$(12,286)	$(38,620)	$26,334	68.2%

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions.

Our revenue decreased to $186.9 million for the nine months ended September 30, 2013 from $194.5 million for the nine months ended September 30, 2012. The change in revenue is due to decreases in ROW Consumer, and Global Enterprise and Education revenues of $6.9 million and $0.8 million, respectively, over the prior year period, partially offset by an increase in North American Consumer revenue of $0.1 million. Bookings, calculated as revenue plus the change in deferred revenue, decreased to $194.1 million for the nine months ended September 30, 2013 from $200.4 million for the nine months ended September 30, 2012. The decrease was due to decreases in North American Consumer and ROW Consumer bookings of $2.1 million and $8.5 million, respectively, partially offset by a $4.3 million increase in Global Enterprise and Education bookings over the prior year period.

We reported an operating loss of $15.5 million for the nine months ended September 30, 2013 compared to an operating loss of $11.0 million for the nine months ended September 30, 2012. The increase in operating loss was due to a decrease in gross margin of $2.9 million and an increase in operating expenses of $1.7 million.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

North America Consumer	$120,018	64.2%	$119,881	61.6%	$137	0.1%
Rest of World Consumer	23,213	12.4%	30,159	15.5%	(6,946)	-23.0%
Global Enterprise and Education	43,703	23.4%	44,500	22.9%	(797)	-1.8%
Total Revenue	$186,934	100.0%	$194,540	100.0%	$(7,606)	-3.9%

North America Consumer revenue increased $0.1 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.  This increase was due to a $6.1 million increase in revenues from paid subscriptions driven by growth in online subscribers, compared to the prior year period.  This increase was offset by a $6.0 million decline in revenues from product software, primarily due to greater promotional and discounting activity, compared to the prior year period.  Additionally, on April 4, 2013, we announced the closure of our entire kiosk sales channel in the U.S. as we shift our focus to cloud-based learning solutions. As a result, revenue from kiosks has declined, partially offset by gains in retail and direct-to-consumer, compared to the prior year period. Retail revenue includes $6.6 million and $1.3 million from daily deal promotions for the nine months ended September 30, 2013 and 2012, respectively. North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, decreased to $119.3 million for the nine months ended September 30, 2013 from $121.3 million for the nine months ended September 30, 2012.

ROW Consumer revenue decreased $6.9 million, or 23%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.  Revenues were down in our Japanese and UK consumer markets due to shifts in our product mix and pricing, and we experienced lower sales through our home shopping sales channels in Korea, compared to the prior year period.  In response to the ongoing softness in Japan consumer sales, we are re-evaluating our go-to-market strategy, altering our target market, dropping our pricing, changing our messaging and shifting the focus of our marketing in that country.  These declines were partially offset by growth in Germany, where we have increased sales of downloads of our perpetual software.  ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $22.7 million for the nine months ended September 30, 2013 from $31.2 million for the nine months ended September 30, 2012.

Global Enterprise and Education revenue decreased $0.8 million, or 2% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.  Education and Government revenues decreased $1.4 million and $1.6 million, respectively, driven by reduced spending in the public sector channels.  This decrease was partially offset by a $2.2 million increase in Corporate revenues, driven by deeper account penetration.  Global Enterprise and Education bookings, calculated as Global Enterprise and Education revenue plus the change in Global Enterprise and Education deferred revenue, increased to $52.2 million for the year ended September 30, 2013 from $48.0 million for the nine months ended September 30, 2012.

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

Rosetta Stone Version 4 bundles time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our product software.  As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. In September 2013, as part of an overall review of pricing, we concluded that in order to be consistent with recent reductions in the pricing of our bundled products, we should reduce the pricing associated with the renewal of our stand-alone online services. The Company uses the stand-alone prices of these online services to determine the amount of revenue to defer when these services are sold in a bundle.  As a result, we expect to reduce the amount of revenue we defer with respect to sales of our Version 4 TOTALe bundle.

The following table sets forth revenue for products and subscription and services for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)

Product revenue	$107,087	57.3%	$127,534	65.6%	$(20,447)	-16.0%
Subscription and service revenue	79,847	42.7%	67,006	34.4%	12,841	19.2%
Total revenue	$186,934	100.0%	$194,540	100.0%	$(7,606)	-3.9%

Product Revenue

Product revenue decreased $20.5 million to $107.1 million during the nine months ended September 30, 2013. The decrease in product revenue was primarily driven by lower prices on our Rosetta Stone Version 4 TOTALe product software.  Additionally, this decrease was partially driven by a shift from sales of perpetual software to sales of online subscriptions, particularly within our Global Enterprise and Education channels.

Subscription and Service Revenue

Subscription and service revenue increased $12.8 million, or 19%, to $79.8 million for the nine months ended September 30, 2013. The increase in subscription and service revenues was due to a growing base of exclusively online subscription sales to both consumers and within our Global Enterprise and Education segment.

Cost of Product Revenue, Cost of Subscription and Service Revenue and Gross Profit

The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the nine months ended September 30, 2013 and 2012:

	Nine months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Revenue
Product	$107,087	$127,534	$(20,447)	-16.0%
Subscription and service	79,847	67,006	12,841	19.2%
Total revenue	186,934	194,540	(7,606)	-3.9%

Cost of revenue
Cost of product revenue	21,263	24,087	(2,824)	-11.7%
Cost of subscription and service revenue	9,969	11,892	(1,923)	-16.1%
Total cost of revenue	31,232	35,979	(4,747)	-13.1%

Gross profit	$155,702	$158,561	$(2,859)	-1.8%

Gross margin percentages	83.3%	81.5%	1.8%

Cost of Product Revenue

Cost of product revenue for the nine months ended September 30, 2013 was $21.3 million, a decrease of $2.8 million, or 12% from the nine months ended September 30, 2012.  As a percentage of product revenue, cost of product revenue increased to 20% for the nine months ended September 30, 2013 compared to 19% for the nine months ended September 30, 2012. Cost of product revenue decreased due to a reduction in payroll and benefits of $1.5 million, a decrease in credit card processing fees of $0.3 million, a decrease in freight expense of $0.4 million and a decrease of $0.4 million in inventory costs, partially offset by an increase in commissions expense of $0.4 million.

Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the nine months ended September 30, 2013 was $10.0 million, a decrease of $1.9 million, or 16% from the nine months ended September 30, 2012. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 12% for the nine months ended September 30, 2013 as compared to 18% for the same prior year period. The decrease in cost was primarily attributable to a decrease in coaching, community and success support expenses related to our web-based service offerings in our Version 4 TOTALe and ReFLEX products which include a component of dedicated online language conversation coaching.  Beginning in the fourth quarter of 2012, we capped the number of studio sessions compared to our former unlimited policy, decreasing our coaching costs.

Operating Expenses

	Nine months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
	(As Adjusted) *

Sales and marketing	$104,904	$110,518	$(5,614)	-5.1%
Research and development	25,248	17,944	7,304	40.7%
General and administrative	40,209	41,050	(814)	-2.0%
Lease abandonment	835	—	835	100.0%
Total operating expenses	$171,196	$169,512	$1,684	1.0%

* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2013 were $104.9 million, a decrease of $5.6 million, or 5%, from the nine months ended September 30, 2012. As a percentage of total revenue, sales and marketing expenses were 56% and 57% for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively. The dollar decrease in sales and marketing expenses were primarily attributable to our efforts to continually evaluate our marketing strategies focusing our efforts on advertising through online channels such as Facebook, Google AdWords, and email, and less on the more expensive television and radio commercials.  This change in strategy has decreased our media and marketing expenses by $4.3 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.  In the second quarter of 2013, we closed all 56 of our remaining kiosk locations in the U.S. as we accelerate our transition to cloud-based learning solutions.  As a result, our rent expenses have decreased approximately $2.0 million from the nine months ended September 30, 2012.  Professional services also decreased $1.2 million year over year.  These decreases were partially offset by an increase in payroll and benefits of $1.9 million due to severance expense related to the closure of the kiosks, and increased headcount from the Livemocha and Lexia acquisitions,  and an increase of $0.9 million in amortization expense from the amortization of intangible assets from the acquisition of Livemocha and Lexia.  We expect to incur an increase in expenses in the fourth quarter of 2013 as we come into our holiday selling season.

Research and Development Expenses

Research and development expenses were $25.2 million for the nine months ended September 30, 2013, an increase of $7.3 million, or 41%, from the nine months ended September 30, 2012.  As a percentage of revenue, research and development expenses increased to 14% for the nine months ended September 30, 2013 compared to 9% for the nine months ended September 30, 2012. The dollar and percentage increases were primarily attributable to a $2.6 million increase in consulting expenses and a $1.9 million increase in payroll and benefits expenses as we invest more in strengthening our platforms and bringing new innovative products to market by diversifying the product development team.  We incurred increased relocation expenses of $0.4 million and an increase in travel expenses of $0.3 million for the nine months ended September 30, 2013.  With the drive to accelerate our product and technological innovation, we restructured our organization in the first half of 2013, opening offices in San Francisco, CA, and Austin, TX, increasing rent expenses for the nine months ended September 30, 2013 by $0.4 million as compared to the same period a year ago.  We eliminated approximately 70 positions from our Virginia-based Product team, increasing severance expenses by $0.8 million.  In addition, with the acquisitions of Livemocha in April 2013 and Lexia in August 2013 we recognized additional intangible assets which we began amortizing the intangible assets in the second and third quarters of 2013, increasing our amortization expense $0.3 million from the nine months ended September 30, 2012.  We expect an increase in research and development expenses in the fourth quarter of 2013.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $40.2 million, a decrease of $0.8 million, or 2%, from the nine months ended September 30, 2012. As a percentage of revenue, general and administrative expenses remained at 22% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The dollar decreases were primarily attributable to a $0.7 million decrease in bad debt expenses as we recovered $0.3 million primarily related to our reserve with Borders and the overall decrease in the aging of our accounts receivable and a decrease of $0.6 million in depreciation expense related to certain fixed assets being fully depreciated early in the second quarter of 2013.  These decreases were partially offset by a $0.3 million increase in payroll expenses driven by severance expense and the addition of the 2013 Long Term Incentive Plan, or LTIP, and $0.2 million increase in rent expense. We expect there to be increases in general and administrative expenses to support our acquisition efforts in 2013.

Lease Abandonment

In March 2013, we exited a portion of our facility in Japan as a result of excess office space.    Accrued exit costs of $0.8 million associated with the partial abandonment were charged to lease abandonment expenses in the first quarter of 2013. Additional costs of $7,000 were recorded in the three months ended September 30, 2013 as we continued to refine our estimate.

Interest and Other Income (Expense)

	Nine months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Interest income	$105	$141	$(36)	-25.5%
Interest expense	(54)	—	(54)	-100.0%
Other income (expense)	105	(71)	176	247.9%
Total other income (expense)	$156	$70	$86	122.9%

Interest income represents interest earned on our cash and cash equivalents. Interest income for the nine months ended September 30, 2013 was $105,000, a decrease of $36,000.

Interest expense for the nine months ended September 30, 2013 was $54,000, an increase of $54,000 or 100%, from the nine months ended September 30, 2012. This increase was primarily the result of a write-off of previously charged late fees on receivables that were deemed uncollectable in the first quarter of 2013.

Other income for the nine months ended September 30, 2013 was $105,000 as compared to other expense of $71,000 for the nine months ended September 30, 2012, an increase of $176,000 primarily due to foreign exchange gains.

Income Tax Expense (Benefit)

	Nine months ended
	September 30,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)

Income tax (benefit) expense	$(3,052)	$27,739	$30,791	-111.0%

Income tax benefit for the nine months ended September 30, 2013 was $3.1 million, compared to a $27.7 million income tax expense for the nine months ended September 30, 2012.  In the current year we are unable to recognize tax benefits associated with current losses in Brazil, Japan, and the U.S. while in the previous year we recorded a full valuation allowance related to the deferred tax assets of these jurisdictions.  In the second and third quarter of 2013 we recognized a partial valuation allowance release of $1.2 million and $4.2 million related to the net deferred tax liabilities acquired with the Livemocha and Lexia acquisitions, offset by foreign withholding taxes and income tax expense.

Liquidity and Capital Resources

Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. Also, as our Global Enterprise and Education segment grows and our activity with daily deals retail partners grows, a larger portion of our sales transactions occurs at the end of the quarter. We have experienced decreases in our expenditures consistent with the decrease in revenues and personnel. We anticipate that our expenditures will increase in the future as we expand our product base and accelerate our strategy through acquisitions. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months.

The total amount of cash that was held by foreign subsidiaries as of September 30, 2013 was $19.8 million.  If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.

Cash Flow Analysis

Net Cash Provided By (Used In) Operating Activities

Net cash used by operating activities was $3.7 million for the nine months ended September 30, 2013 compared to cash provided by operating activities of $11.5 million for the nine months ended September 30, 2012, a decrease of $15.2 million. Net cash used by operating activities was primarily due to a decrease in other current liabilities as a result of the payment of accrued marketing expenses, and an increase in our net loss after adjusting for depreciation, amortization, stock compensation, and valuation allowance. The net loss totaled $12.3 million for the nine months ended September 30, 2013 compared to $38.6 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we incurred non-cash charges for depreciation, amortization, stock compensation expense, and tax expenses related to the valuation allowance of $8.7 million, compared to $38.3 million incurred for the same items during the nine months ended September 30, 2012.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $32.1 million for the nine months ended September 30, 2013, compared to net cash provided by investing activities of $6.8 million for the nine months ended September 30, 2012, a decrease of $38.9 million. This decrease is primarily related to the purchase of Livemocha for a net cash outflow of $8.2 million, the purchase of Lexia for $17.5 million in addition to more purchases of property and equipment associated with the expansion of our technology infrastructure and our facilities in the prior year period as well as the expiry of our short-term investments that were not reinvested.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2013 compared to cash provided by financing activities of $0.8 million for the nine months ended September 30, 2012. Net cash provided by financing activities during the nine months ended September 30, 2013 is primarily related to proceeds from the exercise of stock options, net of repurchased exercised stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Contractual obligations	$24,845	$6,140	$9,584	$8,178	$943
Total	$24,845	$6,140	$9,584	$8,178	$943

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In April 2010, a purported class action lawsuit was filed against us in the Superior Court of the State of California, County of Alameda for damages, injunctive relief and restitution in the matter of Michael Pierce, Patrick Gould, individually and on behalf of all others similarly situated v. Rosetta Stone Ltd. and DOES 1 to 50. The complaint alleges that plaintiffs and other persons similarly situated who are or were employed as salaried managers by us in our retail locations in California are due unpaid wages and other relief for our violations of state wage and hour laws. Plaintiffs moved to amend their complaint to include a nationwide class in January 2011. In March 2011, the case was removed to the United States District Court for the Northern District of California. In November 2011, the parties agreed to a mediator’s proposed settlement terms, and as a result, as of September 30, 2011, we reserved $0.6 million for the proposed settlement amount. We dispute the plaintiffs’ claims and have not admitted any wrongdoing with respect to the case.  In September 2013, the court entered a final order directing payment of the $0.6 million settlement amount and in October 2013, the Company paid this amount in final settlement of the lawsuit.

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. Langenscheidt has not posted the necessary bond to immediately enforce that decision. We have continued to vigorously defend this matter through an appeal to the Court of Appeals in Cologne. The Court of Appeals in Cologne affirmed the decision in November 2012 and we have moved to have a further appeal heard before the German Federal Supreme Court. The German Federal Supreme Court now has allowed a further appeal on grounds of law. We also commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. We appealed that decision and a hearing on the appeal was held in April 2013 before the German Federal Patent Court. On August 5, 2013, the Company received a decision from the Federal Patent Court rejecting the Company’s appeal but allowing a further appeal on grounds of law to the German Federal Supreme Court. The Company is proceeding to pursue a further appeal to the German Federal Supreme Court. We cannot predict the timing and ultimate outcome of this matter, however we believe the range of possible loss is immaterial to our financial statements. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims and appeals.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.3(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
18.1*	Preferability Letter of Deloitte & Touche LLP, independent registered accounting firm, dated November 7, 2013.
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

Date: November 7, 2013