Form 10-K
period 2013-12-31
ROSETTA STONE INC
filed 2014-03-03
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $281.1 million as of June 30, 2013 (based on the last sale price of such stock as quoted on the New York Stock Exchange).
As of February 21, 2014, there were 21,110,250 shares of common stock outstanding.
Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders to be held on May 20, 2014 are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as "achieve," "forecast," "plan," "propose," "strategy," "will," "continue," "potential," "expect," "believe," "anticipate," "project," "estimate," "predict," "intend," "should," "could," "may," "might," or similar words, terms phrases, or expression or the negative of any of these terms, Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future. These forward-looking statements include, but are not limited to, statements regarding: our business strategies; information regarding our future financial performance; our projected plans and objectives; our development of new products, the integration and expansion of the products we have acquired through mergers and acquisitions; international expansion in certain markets and contraction in other markets, including our plans to substantially reduce our Japanese and Korean operations; our development of a business model to drive growth; expected market competition and continuation of certain market trends; the sufficiency of our cash flows from operations and available sources of funds; the impact of inflation on our financial position and results of operations; our technology and product development initiatives; and our intellectual property strategy and protection. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

PART I
Item 1.    Business
Overview
Rosetta Stone Inc. (“Rosetta Stone,” “the Company,” “we” or “us”) is dedicated to changing the way the world learns. Our innovative, technology-driven language-learning solutions have been purchased by millions of individuals and used by thousands of schools, businesses, and government organizations around the world. Rosetta Stone Inc. is a corporation incorporated in Delaware in 2005. Founded in 1992, Rosetta Stone's predecessor pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including online subscriptions, digital downloads, mobile apps, and CD packages. Rosetta Stone has invested more in language learning and expanded into education-technology with its acquisitions of Livemocha Inc. ("Livemocha") and Lexia Learning Systems Inc, ("Lexia") in 2013 and of Vivity Labs, Inc. ("Vivity"), and Tell Me More S.A. ("Tell Me More") in January 2014.

Livemocha has developed one of the world’s largest online language-based communities. The acquisition brought us a cloud-based platform, enabling us to accelerate our transition to cloud-based learning solutions. By combining the Livemocha community with Rosetta Stone’s own innovative product development and marketing capabilities, we are positioned to meet the changing needs of learners around the world.

The acquisition of Lexia, a leading reading-technology company, marked our first extension beyond language learning and expanded our footprint in the education-technology industry. We are leveraging Lexia’s expertise in children’s reading to deepen our engagement with schools and deliver digital literacy solutions to young learners in the United States ("U.S.") and international consumer markets.

The purchase of Tell Me More, headquartered in France, significantly strengthens Rosetta Stone’s Global Enterprise & Education business. Tell Me More is a global language-learning software company with significant presence throughout Europe, as well as sales in the U.S., Latin America and China. Tell Me More offers a robust suite of Software-as-a-Service ("SaaS") based language learning products and services that provide intermediate, advanced and business language solutions in nine languages. We plan to introduce Tell Me More’s products into our Consumer business to increase the options provided to customers, and we believe that with Tell Me More, we will be able to offer the most comprehensive suite of products and services--with the broadest number of languages, greatest depth of content and largest geographic reach-- in the industry.

Vivity is the creator of the Fit Brains brain-training product portfolio, and this acquisition continues Rosetta Stone’s expansion beyond language learning and into adjacent categories of education-technology. Underscoring the connection between brain fitness and language learning, Vivity’s mobile applications are localized in multiple languages to serve customers around the world. Vivity’s emphasis on mobile solutions is especially compatible with our focus on cloud-based technology to enable on-the-go learning.

Rosetta Stone’s management team has communicated a strategic business plan designed to guide the Company through 2015. The key areas of focus are:
1.leveraging the brand;
2.innovating the platform; and
3.expanding distribution.
In pursuing these priorities, we plan to grow the business by continuing to invest in research and development of new products while focusing on maintaining costs and margins at appropriate levels.
Business Segments
During 2012, we instituted a change in our chief operating decision maker ("CODM"), which led to a fourth quarter change in what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, we have three operating segments, North America Consumer, Rest of World ("ROW") Consumer and Global Enterprise & Education (previously referred to as Institutional). From the first quarter of 2011 through the third quarter of 2012, we had two operating segments, Consumer and Global Enterprise & Education. Prior to 2011 we operated as a single segment.
The North America Consumer and ROW Consumer segments derive revenues from sales to individuals and retail partners. The North America Consumer segment includes sales made within the U.S. and Canada; the ROW Consumer segment includes sales made in countries other than the U.S. and Canada. The Global Enterprise & Education segment derives revenues from sales to educational institutions, government agencies and corporations worldwide.
For additional information regarding our segments, see Note 16 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistent with our current operating segments and definition of segment contribution.
Products and Services
Consumer:
Rosetta Stone offers a broad portfolio of technology-based learning products. Powered by our widely recognized brand, and building on our 21-year heritage in language-learning, our portfolio now extends into reading and brain fitness. In addition to our computer-based interactive learning solutions for adult consumers, Rosetta Stone also offers a suite of games, mobile apps, and a growing selection of learning products for kids.
Learning Solutions: Rosetta Stone provides intuitive, easy-to-use learning programs that are available online and via digital download or CD. Our language-learning suite offers courses and practice applications in 30 languages, each leveraging our proprietary immersion methodology and innovative technology features. Strengthened by the acquisition of Livemocha, Rosetta Stone offers an online, world-wide community of learners that is open to language-learners around the world.
Games & Apps: Rosetta Stone mobile apps are available for both tablet and smartphone use to enable learners to continue their lessons on the go. Our current suite of apps includes companions to our language-learning solutions, as well as a series of introductory language apps for travelers and a high-tech Spanish language-learning game called Rosetta Stone Arcade Academy. Developed by Vivity Labs, Fit Brains Trainer and Sparky’s Adventure are brain-training solutions for adults and children. The mobile apps are available through the Apple AppStore and Google Play.
Rosetta Stone Kids: Our Rosetta Stone Kids products provide technology-based learning solutions for children that focus on early childhood language and literacy. In 2013, we launched Rosetta Stone Kids Learning Games, with a small suite of apps for children aged 3-6 that provides blended learning solutions to introduce kids to both basic literacy skills and a foreign language.
Enterprise & Education
Rosetta Stone offers a series of technology-based learning products for schools, businesses and organizations. With the acquisition of Lexia, our Enterprise & Education portfolio now extends into reading and literacy. In addition to our technology-based interactive learning solutions, Rosetta Stone also offers administrator tools for performance monitoring, and custom solutions to ensure that organizations achieve desired outcomes.
Learning Solutions: Rosetta Stone provides cloud-based learning programs that are available online or in a variety of digital formats. Our core language-learning suite offers courses and practice applications in 30 languages, each leveraging our proprietary immersion methodology and innovative technology features.
Our newly acquired Lexia Learning solutions provide explicit, systematic, personalized reading instruction for students in grades pre-K to 5. Lexia's solutions deliver norm-referenced performance data and analysis to enable teachers to monitor and modify their instruction to address specific student needs.
With the acquisition of Tell Me More, we also now provide intermediate, advanced and business language instruction in nine languages. Tell Me More’s offering is built on a SaaS platform that includes up to 2,000 hours of instructional content with over 35 learning activities per language, including assessment, placement and certification testing.
Administrator Tools: Our Global Enterprise & Education learning programs come with a set of administrator tools to measure and track learner progress. Administrators can use these tools to access real-time dynamic reports and identify areas where learners may require additional attention.
Custom Solutions: Rosetta Stone offers tailored solutions to help organizations maximize the success of their learning programs. Our current custom solutions include curriculum development, global collaboration programs that combine language education with business culture training, and language courses for mission-critical government programs. Our Advanced English for Business solution serves multinational companies seeking to build their employees’ English language proficiency so they are able to communicate and operate in a global business environment.
Product Developments
Our product portfolio is a result of significant investment in product development. Our product development efforts include design and build of software solutions across a variety of devices, pedagogy and curriculum development, and the creation of language learning content.  Our development team builds new solutions and enhances or maintains existing solutions. We have specific expertise in speech recognition technology, iterative and customer-focused product development, instructional design and language acquisition.
Our research and development expenses were $34.0 million, $23.5 million, and $24.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We continue to evaluate changes to our products to strengthen our brand and improve the relevance of our offerings. We are developing our first set of products for children, including several mobile applications that were released in 2013. In addition, we are enhancing our offering for educational organizations to expand our Global Enterprise & Education business. We intend to make our products more modular, flexible and mobile.
Distribution Channels
Our global consumer distribution channel comprises a mix of our websites, call centers, third party e-commerce websites such as Digital River and Apple iTunes, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples, Costco, daily deal partners such as Groupon, home shopping networks such as GS Home Shopping in Korea and consignment distributors such as Speed Commerce and third-party resellers of Lexia Core5. We believe these channels complement each other, as consumers who have seen our direct-to-consumer advertising may purchase at our retailers, and vice versa.
Direct to consumer.    Sales generated through either our websites or call centers.
Indirect to consumer. Sales generated through arrangements with third-party e-commerce websites.
Retailers.    Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Best Buy, Books-a-Million, Costco, Groupon, Staples, and others in and outside of the U.S.
Home School.    We promote interest in this market through advertising in publications focused on home schooling, attending local trade shows, seminars and direct mailings.
Rosetta Stone Kiosks.    On April 4, 2013, we announced the closure of our entire kiosk sales channel in the U.S. and the United Kingdom. As of December 31, 2013, we operated three retail kiosks in Japan that were subsequently closed in the first quarter of fiscal year 2014.
Our Global Enterprise & Education distribution channel is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools, colleges and universities, federal government agencies, corporations, and not-for-profit organizations. We also have relationships with third-party resellers focused primarily on the sale of Lexia products and services.
Educational Institutions.    These customers include primary and secondary schools and colleges and universities.
U.S. Federal Government Agencies and Not-for-Profit Organizations.    These customers include government agencies and organizations developing workforces to serve non-native speaking populations, offering literacy programs and preparing members for overseas missions.
Corporations.    We promote interest in this market with onsite visits, trade show and seminar attendance, speaking engagements and direct mailings.
Third-party Resellers. A significant portion of our sales of Lexia Core 5 are generated through our relationships with third-party resellers.
Sourcing and Fulfillment
Our strategy is to maintain a flexible, diversified and low-cost manufacturing base for our prepackaged products. We use third-party contract manufacturers and suppliers to obtain substantially all of our product and packaging components and to manufacture finished products. We believe that we have good relationships with our manufacturers and suppliers and that there are alternative sources in the event that one or more of these manufacturers or suppliers is not available. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with a view to ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.
Competition

Rosetta Stone competes in several categories within the technology-based learning industry, including consumer and institutional language learning, literacy and reading for students, brain fitness and kids-focused learning solutions.
The language-learning market is highly fragmented globally and consists of a variety of instructional and learning modes: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio recordings and software that relies primarily on grammar and translation; and free online and mobile offerings that provide content and opportunities to practice writing and speaking. Within consumer-focused language learning, our competitors include Berlitz International Inc., Simon & Schuster, Inc. (Pimsleur), Random House Ventures LLC (Living Language), McGraw-Hill Education, Duolingo, Fluenz, Busuu, Babbel.com and many other small and regionally-focused participants. In the institutionally-focused language market, we compete with EF Englishtown, Global English, Wall Street Institute, Inlingua, Imagine Learning as well as many private language schools and other classroom-based courses.
In the literacy and reading category, we compete primarily in the K-12 Digital Reading space in the U.S. with Scholastic, Inc., Imagine Learning, Achieve 3000, Scientific Learning, Odyssey (Compass Learning), Waterford Early Reading (Pearson), Renaissance, and MindPlay.
In the brain fitness and training category, the market is new and highly fragmented. We compete with Lumosity and Posit Science as well as many online and digital app providers.
Seasonality
Our business is affected by variations in seasonal trends. These variations are primarily related to increased sales of our products and services to consumers in the fourth quarter during the holiday selling season as well as higher sales to governmental and educational institutions in the second and third quarters, due to the timing of when these organizations receive annual funding. In particular, we generate a significant portion of our consumer sales in the fourth quarter during the period from Black Friday to Cyber Monday. We sell to a significant number of our retailers, distributors and enterprise and education customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year and generally are highest in the third and fourth quarters.
Intellectual Property
Our ability to protect our core technology and intellectual property is critical to our success. We rely on a combination of measures to protect our intellectual property, including patents, trade secrets, trademarks, trade dress, copyrights and non-disclosure and other contractual arrangements.
We have six U.S. patents, eight foreign patents and several U.S. and foreign patent applications pending. This includes patents held by Tell Me More (Auralog) acquired in January 2014 and a patent issued in the U.S. in February 2014. Many of the pending patent applications relate to our language teaching methods.
We hold a perpetual, irrevocable and worldwide license from the University of Colorado allowing us to use speech recognition technology for language-learning solutions. We entered into the license agreement in December 2006, and paid the University of Colorado an up-front license fee.
We have registered a variety of trademarks, including Rosetta Stone, Rosetta World, Rosetta, Rosetta Course, The Blue Stone Logo, Adaptive Recall, TOTALe, Livemocha, Lexia Learning, Lexia, Tell Me More, Auralog and Talk to Me. All of these trademarks are the subject of either registrations or pending applications in the U.S., as well as numerous countries worldwide where we do business. We have applied to register our yellow color as a trademark with the U.S. Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we use today and those we develop in the future. We believe that the distinctive marks that we use in connection with our solutions are important in building our brand image and distinguishing our solutions from those of our competitors. These marks are among our most valuable assets.
In addition to our distinctive marks, we own several copyrights and trade dress rights to our solutions, product packaging and user manuals. We are registering or have registered copyrights in the U.S. all editions of our Version 3 and TOTALe languages. We have registered copyright for the refreshed Rosetta Stone Blue Stone Logo artwork in the U.S. We intend to continue to strategically register copyrights in our various products. We also place significant value on our trade dress, which is the overall image and appearance of our solutions, and we believe that our trade dress helps to distinguish our solutions in the marketplace.

Furthermore, our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized disclosure of our proprietary rights, information and technology.
Employees
As of December 31, 2013, we had 1,313 total employees, consisting of 921 full-time and 392 part-time employees. In connection with our acquisition of Tell Me More, we have employees in France, Spain and Italy who are represented by a collective bargaining agreement. We believe our employee relations are good.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions in the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" and in this annual report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.
We may not be able to utilize all of our deferred tax assets.
At December 31, 2013, we had gross deferred tax assets of $36.0 million which was offset by a valuation allowance of $33.9 million for certain jurisdictions. We recorded the valuation allowance to reflect uncertainties about whether we will be able to realize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. We could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
Risks Related to Our Business
Because we generate a significant majority of our revenue from language-learning solutions in the U.S., a decline in demand for our language-learning solutions or for language-learning solutions in general could cause our revenue to decline.
We generate a significant majority of our revenue from our language-learning solutions, and we expect that we will continue to depend upon language-learning solutions for a significant majority of our revenue in the foreseeable future. In addition, a substantial portion of our language-learning revenue is from customers in the U.S. Because we are dependent on our language-learning solutions, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in our language-learning software products declines, or if consumer interest in learning foreign languages in general declines, we would likely experience a significant loss of sales. Some of the potential developments that could negatively affect interest in and demand for language-learning software products include:

•	a decline in international travel; and

•	changes in U.S. or international laws or policies making it more difficult for foreign persons to visit or take up residence in the U.S.
Because a substantial portion of our revenue is generated from our consumer business, if we fail to accurately forecast consumer demand and trends in consumer preferences, our brands, sales and customer relationships may be harmed.
Demand for our language-learning software products and related services, and for consumer products and services in general, is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

•	identify, anticipate, understand and respond to these trends in a timely manner;

•	introduce appealing new products and performance features on a timely basis;

•	provide appealing solutions that engage our customers;

•	anticipate and meet consumer demand for additional languages, learning levels and new platforms for delivery;

•	effectively position and market our products and services;

•	identify and secure cost-effective means of marketing our products to reach the appropriate consumers;

•	identify cost-effective sales distribution channels and other sales outlets where interested consumers will buy our products;

•	anticipate and respond to consumer price sensitivity and pricing changes of competitive products; and

•	identify and successfully implement ways of building brand loyalty and reputation.
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
We depend on discretionary consumer spending in the consumer segment of our business. Adverse trends in general economic conditions, including retail and online shopping patterns or consumer confidence, as well as numerous other external consumer dynamics may compromise our ability to generate revenue.
The success of our business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt our sales and profitability. For our retail business, we depend on the continued popularity of physical stores and malls to generate customer traffic for retailers. Decreases in physical store or mall retail traffic may adversely affect our consumer sales and our profitability and financial condition. In addition, an increase in the taxation of online sales could result in reduced online purchases or reduced margins on such sales. Furthermore, consumers may defer purchases of our solutions in anticipation of new products or new versions from us or our competitors.
Because a significant portion of our sales come from sales of our Version 4 TOTALe product, pricing declines of this product could negatively impact our revenue and profitability.
Historically, reduced pricing of our Version 4 TOTALe product has resulted in increased unit sales volume in the direct-to-consumer web channel of our North America consumer segment, which has offset the impact on sales from lower prices. We expect that the trend of lowering prices resulting in increased unit volume and overall increased sales will continue in the direct-to-consumer web channel. However, given the scale of our business, if this trend does not continue and lowering prices does not result in increased units sales volume, our overall profitability could be negatively impacted.
Because a significant portion of our sales are made to or through retailers and distributors, none of which have any obligation to sell our products, the failure or inability of these parties to sell our products effectively could hurt our revenue and profitability.
We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are highly concentrated on a small group and comprises a mix of websites such as Digital River and Apple iTunes App Store, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples, Costco, daily deal partners such as Groupon and consignment distributors such as Speed Commerce. Sales to or through our retailers and distributors accounted for approximately 18% of our revenue for the year ended December 31, 2013, compared to 17% for the year ended December 31, 2012.
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
As evidenced by the bankruptcy and liquidation of Borders in 2011, book stores and other traditional physical retailers are experiencing diminished foot traffic and sales. Reduced customer foot traffic in these stores is likely to reduce their sales of our products. In addition, if one or more of these bookstores or other retailers or distributors are unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts. Any bankruptcy, liquidation, insolvency or other failure of any of these retailers or distributors could result in significant financial loss and cause us to lose revenue in future periods.
Product returns and pricing concessions could exceed our estimates, which would diminish our reported revenue.
In the U.S., we offer consumers who purchase our packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return packaged products, subject to certain limitations. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could hurt our reported financial results.
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
The market for foreign language-learning solutions is rapidly evolving, highly fragmented and intensely competitive, and we expect competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced gross margins and loss of market share. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition in select local markets. The resources of these competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements, reduce prices to win new customers and offer free language-learning software or online services. We may not be able to compete successfully against current or future competitors.
As the market for foreign language-learning solutions continues to develop, a number of other companies with greater resources than ours could attempt to enter the market or increase their presence by acquiring or forming strategic alliances with our competitors or our distributors or by introducing their own competing products. These companies and their products may be superior to any of our current competition. We have also seen increased competition from imitation products which are lower priced, lower quality products that attempt to capitalize on the popularity of our products by utilizing similar packaging and marketing materials. In addition, we see increased competition from community practice providers which provide low priced entry points for consumers interested in learning languages. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively with any of these new entrants to the market.
We have seen an increase of language-learning applications on mobile platforms, such as iPhones and iPads, that are offered at extremely low prices and, while they are currently limited in scope and ability to teach languages, they may present a threat as they develop.
As we continue to expand into foreign markets both directly and indirectly through resellers, we expect that we will experience competition from local foreign language-learning companies that have strong brand recognition and more experience in selling to local consumers and a better understanding of local marketing, sales channels and consumer preferences.
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
Presently there are a number of free online language-learning applications and websites offering limited vocabulary lists, grammar explanations and tips, and crowdsourced text translations. In addition, there are some online services offering limited free lessons and learning tools, including one sponsored by the U.S. Department of Education to help immigrants learn English. Many of these websites offer free language practice opportunities with other language learners. If these free products and applications become more sophisticated and competitive or gain widespread acceptance by the public, demand for our solutions could decline.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our brands and our learning solutions;

•	select the right market, media and specific media vehicle in which to advertise;

•	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs;

•	drive traffic to our websites, call centers, distribution channels and retail partners; and

•	convert customer inquiries into actual orders.
Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of product and brand name awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.
Some of our radio, television and print advertising has been through the purchase of "remnant" advertising segments. These segments are random time slots and publication dates that have remained unsold and are offered at discounts to advertisers who are willing to be flexible with respect to time slots. There is a limited supply of this type of advertising and the availability of such advertising may decline or the cost of such advertising may increase. In addition, if we increase our marketing budget it cannot be assured that we can increase the amount of remnant advertising at the discounted prices we have obtained in the past. If any of these events occur, we may be forced to purchase time slots and publication dates at higher prices, which will increase our costs.
We also seek new customers through our online marketing efforts, including paid search listings, banner ads, text links and permission-based e-mails, as well as our affiliate and reseller programs. We engage in an active public relations program, including through social media sites such as Facebook and Twitter.
We opportunistically adjust our mix of marketing programs to acquire new customers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of customers with similarly effective sources, or if the cost of our existing sources increases, our customer levels and marketing expenses may be adversely affected.
A significant portion of our business depends on our Rosetta Stone brand, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed.
We believe that market awareness of our Rosetta Stone brand in the U.S. has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Rosetta Stone brand is critical to maintaining our competitive advantage. As we continue to grow our business, expand our products and services and extend our geographic reach, maintaining the quality and consistency of our language-learning solutions, and thus the quality of our brand, may be more difficult. In addition, software piracy and trademark infringement may harm our Rosetta Stone brand by undermining our reputation for quality software programs. We must continue to update our marketing communications in order to maintain and enhance our brand awareness and the value of our brand. Failure to do so may result in a decrease in brand value and related sales.
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

•	difficulty in effectively managing third-party e-commerce resellers of our products and services;

•	difficulty in establishing and maintaining financial and other internal controls over geographically dispersed operations;

•	competition from local language-learning software providers and preferences for local products in some regions;

•	expenses associated with customizing products, support services and websites for foreign countries;

•	inability to identify an effective and efficient level of advertising, marketing and promotional expenditures in order to maintain acceptable customer acquisition costs;

•	inability to drive traffic to our websites, call centers, and distribution channels;

•
inability to register domain names in Country Code Top Level Domains in order to operate country specific websites to permit consumers to easily locate our products in other countries due in large part to cybersquatting;

•
difficulties with providing appropriate and appealing products to suit consumer preferences and capabilities in these markets, such as the potential need to customize English-based language-learning software solutions for local markets;

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
If the recognition by schools and other organizations of the value of technology-based education does not continue to grow, our ability to generate revenue from organizations could be impaired.
Our success depends in part upon the continued adoption by organizations and potential customers of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering courses online. If the acceptance of technology-based education does not continue to grow, our ability to continue to grow our Global Enterprise & Education business could be impaired.
If there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools, other education providers, or government agencies, we could lose revenue.
Many of our enterprise and education customers are colleges, universities, primary and secondary schools and school districts, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools and school districts, or other education providers or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could hurt our overall gross margins.
Included within our Global Enterprise and Education 2013 bookings is $2.0 million related to a Lexia pilot program with a state school system. Typically, Lexia sales are with single schools or local school systems. If this arrangement is not renewed we may not be able to achieve the projected growth in our Global Enterprise and Education segment.
Some of our enterprise and education business faces a lengthy and unpredictable sales cycle, which could delay new sales.
We face a lengthy sales cycle between our initial contact with some potential enterprise and education customers and the signing of license agreements with these customers. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of such enterprise and education sales. A delay in or failure to complete license transactions could cause us to lose revenue, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential enterprise and education customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

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
We are currently involved in efforts to stabilize losses in our international business and aim to ultimately expand our operations internationally, grow our Global Enterprise & Education business, and move our business more online, which has strained our managerial, operational, financial and other resources.
We anticipate that continued expansion of our operations will be required to satisfy consumer and enterprise and education demand and to avail ourselves of new market opportunities. The expanding scope of our business will continue to place a significant strain on our management team, information technology systems and other resources. To properly manage our growth, we need to hire and retain personnel, upgrade our existing operational, management and financial and reporting systems, including warehouse management and inventory control, improve our business processes and controls and identify and develop relationships with additional retailers and distributors. We may also be required to expand our distribution facilities and our operational facilities or add new facilities, which could require significant capital expenditures. Failure to effectively manage our expansion and move our business more online in a cost-effective manner could result in difficulty in filling purchase orders, declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.
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
Our ability to attract customers to online offerings will depend in part on our ability to consistently provide our customers with a valuable and quality experience for learning languages. Usage of our product varies by individual consumer. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain customers. Customers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services providing a better value or experience, or customer service issues not being satisfactorily resolved. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. If too many customers cancel our service, we may be required to incur significantly higher marketing and advertising expenditures than we currently anticipate to replace these customers. We expect to derive an increasing portion of our revenues in the future from subscriptions to our cloud-based offerings. This subscription model prices and delivers our products in a way that differs from the historical pricing and delivery methods of our language learning solutions. These changes reflect a shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. This cloud strategy requires continued investment in product development and cloud operations, and may give rise to a number of risks, including a lag in sales, dissatisfaction from perpetual license customers, difficulty setting optimal pricing that could negatively affect sales and/or earnings, revenues that decline over the short or long term, confusion among our customers, resellers and investors and higher than forecasted costs.
If we move our consumer business substantially online and sell our solutions pursuant to a monthly, quarterly or other subscription fee, rather than an upfront fee, our revenue, results of operations and cash flow will be negatively impacted in the short term.
Historically, we have predominantly sold our packaged software programs for a single upfront fee and recorded 65-90% of the revenue at the time of sale. During the year-ended December 31, 2013 consumer revenue from paid online learners increased to $24.6 million or 12% of consumer revenue compared to $15.0 million or 7% of consumer revenue for the year-ended December 31, 2012. We are delivering more of our solutions online pursuant to different duration subscription fees. Selling in this manner will result in substantially less cash and revenue from the initial sale to the customer and could have a substantially negative impact on our revenue, results of operations and cash flow in the short term.
Our revenue is subject to seasonal and quarterly variations, which could cause our financial results to fluctuate significantly.
We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue and net income. These variations are primarily related to increased sales of our products and services to consumers in the fourth quarter during the holiday selling season as well as higher sales to governmental and educational institutions in the second and third quarters. We sell to a significant number of our retailers, distributors and enterprise and education customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our enterprise and education customers may also cause our quarterly results to fluctuate.
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
Our introduction of Rosetta Stone Version 4 TOTALe increased our costs as a percentage of revenue, and these and future product introductions may not succeed and may harm our business, financial results and reputation.
Rosetta Stone Version 4 TOTALe integrates our existing language-learning software solutions with web-based services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. We offer Rosetta Stone Version 4 TOTALe primarily by bundling the web-based services of TOTALe with our software and audio offerings. At the same time, we expect to provide augmented, free peer-to-peer language practice. The services associated with Rosetta Stone Version 4 TOTALe have decreased our margins. Rosetta Stone Version 4 TOTALe sells at a higher price per unit than our Version 3 software solutions and customers may choose to not engage with conversation coaches or be willing to pay higher prices to do so. Rosetta Stone Version 4 TOTALe has also presented new management and marketing challenges that differ from the challenges we faced in our previous business. In addition, we are now required to defer recognition of a portion of each sale of Version 4 TOTALe in connection with the subscription terms of our online socialization services. We cannot assure you that Rosetta Stone Version 4 TOTALe will be successful or profitable, or if it is profitable, that it will provide an adequate return on capital expended. If Rosetta Stone Version 4 TOTALe is not successful, our business, financial results and reputation may be harmed. We anticipate having to make investments in new products in the future and we may incur significant expenses without achieving the anticipated benefits of our investment or preserving our brand and reputation. Investments in new products and technology are speculative, the development cycle for products may exceed planned estimates and commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Customers may not perceive our latest offerings as providing significant new value and may reduce their purchases of our offerings, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all.
During 2013, we discontinued sales of new ReFLEX subscriptions; however we will continue to incur costs to fulfill existing subscriptions.
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
As part of our ongoing corporate transformation, we have undertaken several restructuring actions as well as changes to our product team which may not deliver the expected results and these actions may adversely affect our business.
In the second quarter of 2013 we shuttered our kiosk sales channel in the U.S. Revenue from other sales channels may not replace the lost revenue from our discontinued U.S. kiosk sales channel. In addition, the recognition of our brand name and our ability to successfully reach potential new customers may suffer as we are no longer able to expose potential customers to our products and services via our U.S. kiosks. In the first quarter of 2014 we announced our plan to streamline our Asian operations including closing our office in Japan and streamlining our operations in South Korea. Our future business plan for these markets includes indirectly distributing our products and services through resellers. Given the challenges we have experienced in successfully expanding into these markets, our new indirect distribution plan may not be successful.
In late 2012 and the first half of 2013 we restructured our product team including hiring a new Chief Product Officer, eliminating approximately seventy positions in our Harrisonburg, Virginia location and hiring personnel in Austin, Texas and San Francisco, California as well as on-boarding product personnel from Livemocha in Seattle, Washington and Lexia in Concord, Massachusetts. Our Chief Product Officer resigned in December 2013. Although we filled this position in February 2014, we may not successfully integrate the new product team into our organization due to a variety of factors including the change in leadership and the challenges associated with managing personnel spread across multiple locations. We have substantially increased our research and development expense as a result of expanding our team into more expensive labor markets and our development of new products, including mobile applications. If we are unsuccessful in introducing new products and services to the marketplace, we may not be able to recover our investment in research and development.
Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business.
We have made and may continue to make acquisitions or enter into joint ventures and strategic alliances as part of our long-term business strategy. Such transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new employees, business systems, and technology, diversion of management's attention from our other businesses or that we acquire undiscovered liabilities such as patent infringement claims or violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws. It may take longer than expected to realize the full benefits, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.
The acquisitions of Livemocha, Lexia, Vivity and Tell Me More are significant to our anticipated future results. The anticipated benefits of the acquisitions could be impacted by a number of risks specific to our business, as well as by risks related to the integration process.
The significant risks and challenges that may limit our ability to achieve the anticipated benefits of acquisitions include:

•	lack of employee retention stemming from the acquisitions;

•	sales of the acquired products and services may not perform as we anticipated;

•	the risk of increased attrition of the acquired entities’ customers;

•	the risk that cross-selling Rosetta Stone products and services to customers of the acquired entities (and vice versa) may not be successful;

•	the pipeline of the acquired entities’ future products under development may take longer than predicted to launch or may fail to launch at all; and

•	the difficulty of integrating the acquired entities’ technology into our current and future products and services.

If we are unsuccessful in addressing these risks and challenges it may adversely harm our business and prospects.
Our existing business may suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.
We have acquired businesses, personnel and technologies in the past and we intend to continue to evaluate and pursue acquisitions and strategic investments. The process of integrating the acquired entities' operations into our operations could result in unforeseen operating difficulties, absorb significant management attention, and require significant resources that would otherwise be available for the ongoing execution and development of our existing operations.

Challenges and risks from such investments and acquisitions include:

•	negative effects on products and product pipeline from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention away from our business;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;

•
the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•
the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment from certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the difficulty in successfully evaluating and utilizing the acquired products, technology, or personnel;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•
the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that do not historically follow U.S. GAAP;

•
risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Our expansion into international markets may not succeed and imposes special risks” elsewhere in this Annual Report on Form 10-K; and

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

The loss of key personnel or the failure to attract and retain highly qualified personnel, including personnel obtained through acquisitions, could compromise our ability to effectively manage our business and pursue our growth strategy.
Our future performance depends on the continued service of our key technical, development, sales, services and management personnel, including key personnel of entities we have acquired or may acquire in the future. We rely on our executive officers and senior management to execute our existing business plans and to identify and pursue new opportunities. We rely on our technical and development personnel for product innovation. We generally do not have employment agreements with our non-executive personnel and, therefore, they could terminate their employment with us at any time. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We do not carry key person life insurance covering any of our employees.
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
We rely on internal systems and external systems, networks and databases maintained by us and third-party providers to process customer orders, handle customer service requests, and host and deliver our internet-based learning solutions. Any damage, interruption or failure of our systems, networks and databases could prevent us from processing customer orders and result in degradation or interruptions in delivery of our products and services. Notwithstanding our efforts to protect against interruptions in the availability of our e-commerce websites and internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In addition, we do not have complete redundancy for all of our systems. We do not maintain real-time back-up of all of our data, and in the event of system disruptions, we could experience loss of data which could cause us to lose customers and could harm our reputation and cause us to face unexpected liabilities and expenses. If we continue to expand our business, we will put additional strains on these systems. If we move additional product features to online systems or more of our business online, all of these considerations will become more significant.
We may also need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

We are subject to U.S. and foreign government regulation of online services which could subject us to claims, judgments, and remedies, including monetary liabilities and limitations on our business practices.
We are subject to regulations and laws directly applicable to providers of online services. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, data security, defamation, promotions, billing, consumer protection, accessibility, content regulation, quality of services, and intellectual property ownership and infringement in many instances is unclear or unsettled. Also, the collection and protection of information from children under the age of 13 is subject to the provisions of the Childrens’ Online Privacy Protection Act (COPPA), which is particularly relevant to our learning solutions focused on children. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend litigation in connection with such regulations and laws or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply.
We may be subject to legal liability for cloud-based online services and for data security breaches which could compromise our information technology network security, trade secrets and customer data.
        Our services enable individuals to exchange information and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in an adverse manner.
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
Hackers develop and deploy viruses, worms, and other malicious software programs that attack our commerce website, products and services and gain access to our networks and data centers. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks. Sophisticated organizations or individuals may launch targeted attacks using novel methods to gain access to computers running our software. These threats may result in breaches of our network or data security, disruptions of our internal systems and business applications, impairment of our ability to complete sale transactions on our website or provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or other negative impacts on our business.
Our possession and use of personal information presents risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.
Maintaining our network security is of critical importance because our online e-commerce systems and our online administration tools for our Global Enterprise & Education business store proprietary and confidential customer, employee and other sensitive data, such as names, addresses, other personal information and credit card numbers. Our call centers also process confidential customer data, which is provided to employees in the call centers. We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. We employ contractors and temporary and part-time employees who may have access to the personal information of customers and employees. It is possible such individuals could circumvent our controls, which could result in a breach of customer or employee privacy.

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
Any significant interruptions in the operations of our website, call center or third-party call centers could cause us to lose sales and disrupt our ability to process orders and deliver our solutions in a timely manner.
We rely on our website, an in-house call center and third-party call centers to sell our solutions, respond to customer service and technical support requests and process orders. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to receive and process orders and provide products and services, which could result in lost and cancelled sales and damage to our brand and reputation.
As we grow and offer more products, we will need to update our website and also may need more capacity from existing call centers or we will need to identify and contract with new call centers. We may not be able to continue to locate and contract for call center capacity on favorable terms, or at all. Additionally, the rates those call centers charge us may increase or those call centers may not continue to provide service at the current levels.
We structure our marketing and advertising to drive potential customers to our website and call centers to purchase our solutions. If we experience technical difficulties with our websites or if our call center operators do not convert inquiries into sales at expected rates, our ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging due to the expansion of our product and service offerings and the seasonality of our business. If we do not adequately train our call center operators, they will not convert inquiries into sales at an acceptable rate.
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

If any of our products or services contain defects or errors or if new product releases or services are delayed, our reputation could be harmed, resulting in significant costs to us and impairing our ability to sell our solutions.
If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products in the future. In the past, we have encountered product development delays due to errors or defects. We would expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products or services could lead to, among other things:

•	delays in or loss of market acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades for consumer and enterprise and education customers;

•	injury to our reputation; or

•	increased service expenses or payment of damages.
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
Government sales entail a variety of risks as evidenced by the non-renewal of our contracts with the U.S. Army and the U.S. Marine Corps in 2011. These risks include the following:

•
government contracts are subject to the approval of appropriations by the U.S. Congress to fund the expenditures by the agencies under these contracts. Congress often appropriates funds for government agencies on a yearly basis, even though their contracts may call for performance over a number of years;

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
Our products must interoperate with our customers' computer systems, including student learning management systems of our enterprise and education customers. As a result, we must continually ensure that our products interoperate properly with these systems. Changes in operating systems, the technologies we incorporate into our products or the computer systems our customers use may damage our business.
Our Fit Brains products are based on research in the field of neuroscience.  The goal of Fit Brains is to help improve concentration, enhance memory and strengthen overall cognitive functions.  If the validity of the associated neuroscience or the conclusions that we draw from it is challenged, our reputation could be harmed and our business prospects and financial results could be materially and adversely affected.

We rely heavily on neuroscience to demonstrate that our products help to improve concentration, memory and overall cognitive functions, which involve certain risks. In particular, our products are designed to develop key cognitive areas and help build stronger connections within the brain, also known as cognitive reserve, may be unfamiliar to customers. Therefore, it may be difficult to convince customers about the effectiveness of our products. Our sales and marketing efforts, as well as our reputation, could be adversely impacted if related areas of neuroscience are proven to be false.

If we are unable to successfully cross-sell Fit Brains' products to Rosetta Stone customers, our growth prospects could be adversely impacted.
As our product and service offerings become more complex, our reported revenue may become less predictable.
During 2013, we continued to transition our distribution to more online in the consumer business. The accounting policies that apply to these sources of revenue may be more complex than those that apply to our traditional products and services. In addition, we may change the manner in which we sell our software licenses, and such change could cause delays in revenue recognition in accordance with accounting standards. Under these accounting standards, even if we deliver products and services to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product or service until a future period when all the conditions necessary for revenue recognition have been satisfied. If we move more of our consumer business online we will also collect less cash from our initial transactions with consumers which could substantially decrease our revenues in the short term. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value, requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer or material customer acceptance criteria.
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
Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and are subject to interpretation by the SEC and the Financial Accounting Standards Board ("FASB"). A change in GAAP or interpretations of GAAP may have a negative effect on our reported financial results and even retroactively affect previously reported results. The FASB is currently working together with the International Accounting Standards Board ("IASB") on several projects to align accounting principles internationally. These efforts by the FASB and IASB could change the accounting principles applicable to us and result in materially worse financial results for us in areas including, but not limited to, principles for recognizing revenue.
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
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
We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. As of December 31, 2013, our cash consisted of highly liquid investments with original maturities of three months or less and demand deposits with financial institutions. If financial market conditions worsen in the future, investments in some financial instruments may suffer from market liquidity and credit problems. We cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Our intellectual property is important to our success. We believe our trademarks, copyrights, trade secrets, patents, pending patent applications, trade dress and designs are valuable and integral to our success and competitive position. To protect our proprietary rights, we rely on a combination of patents, copyrights, trademarks, trade secret laws, confidentiality procedures, contractual provisions and technical measures.
We have six issued patents in the U.S. and eight foreign patents. This includes patents held by Tell Me More (Auralog) acquired in January 2014. We have several patent applications on file in the U.S. and other countries. However, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which are not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, we have not emphasized patents as a source of significant competitive advantage and have instead sought to primarily protect our proprietary rights under laws affording protection for trade secrets, copyright and trademark protection of our products, brands, trademarks and other intellectual property where available and appropriate. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. In addition, these protections may not be adequate to prevent our competitors or customers from copying or reverse-engineering our products. Third parties could copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our intellectual property, which would decrease demand for our products. In addition, our patents may not provide us with any competitive advantages and the patents of others may seriously impede our ability to conduct our business.
We protect our products, trade secrets and proprietary information, in part, by requiring all of our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our technical consultants, customers, vendors and resellers to protect our confidential and proprietary information. We cannot guarantee that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or will otherwise be protected.
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
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Tell Me More, Livemocha, Lexia Learning and Lexia trademarks, hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
We have not registered copyrights for all our products, which may limit our ability to enforce them.
We have not registered our copyrights in all of our software, written materials, website information, designs or other copyrightable works. The U.S. Copyright Act automatically protects all of our copyrightable works, but without a registration we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registrable in whole or in part, or that once registered, we would be successful in bringing a copyright claim against any such infringers.
We must monitor and protect our internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.
We own several domain names related to our business. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Third parties also may acquire country specific domain names in the form of Country Code Top Level Domains which include our trademarks and which prevent us from operating country specific websites from which customers can view our products and engage in transactions with us. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Recently, ICANN (the Internet Corporation for Assigned Names and Numbers), the international authority over top-level domain names, expanded the number of generic Top Level Domains ("TLDs") which allow companies and organizations to create additional Web addresses that appear to the right of the "dot," such as the long-standing TLDs, ".com," ".gov" and ".org." ICANN may also add additional TLDs in the future. As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business or reputation. Moreover, attempts may be made to register our trademarks as new TLDs or as domain names within the selected new TLDs and we will have to make efforts to enforce our rights against such registration attempts.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located in Arlington, Virginia, where we sublease space on two floors of a large office building. The term of this sublease was amended in the fourth quarter of 2012 and runs through December 31, 2018. In the first quarter of 2014, we vacated one of the floors of our Arlington, Virginia headquarters and are currently in the process of trying to sublease a portion of the excess space.
We currently own two facilities in Harrisonburg, Virginia, that serve as our operations offices. In addition, we lease a facility in Harrisonburg, Virginia for use as a packing and distribution center for all of our U.S. and some of our international fulfillment, in addition to sales operations.
We also lease space for small offices used primarily for research and development activities in various locations in the United States and for regional sales offices in  London, United Kingdom, San Paulo, Brazil, Seoul, South Korea, and Toyko, Japan.

With the acquisitions of Vivity and Tell Me More in January 2014, we gained office space in various additional international locations, including near Versailles, France, and Beijing, China.

Item 3.    Legal Proceedings
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

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne affirmed the District Court's decision. Langenscheidt has not posted the necessary bond to immediately enforce that decision. We commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. We have filed appeals of the decisions in both cases to the German Federal Supreme Court on the grounds of law. We cannot predict the timing and ultimate outcome of this matter, however, we believe the range of possible loss is immaterial to our financial statements. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims and appeals.

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

	High	Low
Year ended December 31, 2013
Fourth Quarter	$16.53	$11.34
Third Quarter	17.30	14.70
Second Quarter	18.30	14.46
First Quarter	15.44	11.55
Year ended December 31, 2012
Fourth Quarter	$13.27	$10.52
Third Quarter	14.28	9.26
Second Quarter	14.69	9.50
First Quarter	10.50	6.95
On February 21, 2014, the last reported sales price of our common stock on the NYSE was $12.35 per share. As of that date, there were approximately 213 holders of record of our common stock.
Repurchases of Equity Securities
The following is a summary of common shares repurchased by the Company under its stock repurchase program during the three months ended December 31, 2013:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 26, 2013 (2)	500,000	$11.45	500,000	$19,275,000
December 6, 2013 (2)	500,000	$11.42	500,000	$13,565,000
Total	1,000,000	$11.44	1,000,000	$13,565,000
(1) On August 22, 2013, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $25 million of our outstanding common stock from time to time from August 22, 2013 to August 22, 2015.
(2) Purchase was a privately negotiated transaction.
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
Stockholder Return Performance Presentation
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from April 16, 2009 (the first day our stock began trading on the NYSE) through December 31, 2013, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on April 16, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*

Among Rosetta Stone Inc., the NYSE Composite Index, and SIC code 7372 index

$250
$200
$150
$100
$50
$0
4/16/09
6/30/09
9/30/09
12/31/09
3/31/10
6/30/10
9/30/10
12/31/10
3/31/11
6/30/11
9/30/11
12/31/11
3/31/12
6/30/12
9/30/12
12/31/12
3/31/13
6/30/13
9/30/13
12/31/13
Rosetta Stone Inc.
NYSE Composite
SIC code 7372 index

*$100 invested on 4/16/09 in stock or 3/31/09 in index, including reinvestment of dividends.
Fiscal year ending December 31.

_______________________________________________________________________________

Item 6.    Selected Consolidated Financial Data
The following table sets forth our selected consolidated statement of operations, balance sheet and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from Rosetta Stone Inc. audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report which refers to a change in accounting for costs associated with sales commissions, which are included in “Item 15. Exhibits and Financial Statement Schedules.” The selected consolidated financial data below has been adjusted to the reflect the impact of this change retrospectively to all prior periods. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2013(1)	2012(2)	2011(3)	2010	2009(4)
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$264,645	$273,241	$268,449	258,868	$252,271
Cost of revenue	45,714	48,910	49,116	38,999	33,427
Gross profit	218,931	224,331	219,333	219,869	218,844
Operating expenses:
Sales and marketing	146,104	150,882	160,942	130,335	115,108
Research and development	33,995	23,453	24,218	23,437	26,239
General and administrative	56,432	55,262	62,031	53,239	57,182
Lease abandonment	842	—	—	(583)	(8)
Total operating expenses	237,373	229,597	247,191	206,428	198,521
Income (loss) from operations	(18,442)	(5,266)	(27,858)	13,441	20,323
Other income and expense:
Interest income	117	187	302	262	159
Interest expense	(61)	—	(5)	(66)	(356)
Other (expense) income	368	3	142	(220)	112
Interest and other income (expense), net	424	190	439	(24)	(85)
Income (loss) before income taxes	(18,018)	(5,076)	(27,419)	13,417	20,238
Income tax expense (benefit)	(1,884)	28,909	(7,769)	(178)	7,010
Income (loss) attributable to common stockholders	(16,134)	(33,985)	(19,650)	13,595	$13,228
Income (loss) per share attributable to common stockholders:
Basic	$(0.75)	$(1.61)	$(0.95)	0.67	$0.88
Diluted	$(0.75)	$(1.61)	$(0.95)	0.64	$0.66
Common shares and equivalents outstanding:
Basic weighted average shares	21,528	21,045	20,773	20,439	14,990
Diluted weighted average shares	21,528	21,045	20,773	21,187	19,930
Other Data:
Stock-based compensation included in:
Cost of revenue	$175	$288	$55	$39	$34
Sales and marketing	1,840	1,185	1,932	774	999
Research and development	1,460	1,547	2,448	1,181	5,959
General and administrative	5,766	4,989	7,918	2,393	15,158
Total stock-based compensation expense	$9,241	$8,009	$12,353	$4,387	$22,150
Intangible amortization included in:
Cost of revenue	$244	$—	$—	$—	$—
Sales and marketing	1,028	—	45	58	42
Research and development	550	40	40	—	—
General and administrative	—	—	—	—	—
Total intangible amortization expense	$1,822	$40	$85	$58	$42
_______________________________________________________________________________

(1)
As discussed in Note 5, the Company acquired Livemocha, Inc. on April 1, 2013 and acquired Lexia Learning Systems, Inc. on August 1, 2013. The results of operations from these entities have been included from the acquisition date.

(2)	As discussed in Note 15, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea, Brazil, and Japan subsidiaries and the U.S.

(3)
As discussed in Note 11, on January 4, 2011 the Company's Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program ("LTIP") and then subsequently cancelled the LTIP on November 30, 2011, resulting in $4.9 million additional operating expense.

(4)	In April 2009 shares of common stock were awarded to key employees as part of the IPO resulting in $18.8 million of additional operating expense.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,825	$148,190	$106,516	$115,756	$95,188
Total assets	290,776	279,446	280,059	278,804	227,228
Deferred revenue	78,857	63,416	51,895	47,158	26,106
Notes payable and capital lease obligation	242	5	12	—	—
Total stockholders' equity	$131,243	$148,194	$172,951	$179,724	$157,531
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed under ("Risk Factors") and elsewhere in this Annual Report on Form 10-K.
Overview
Rosetta Stone Inc. (“Rosetta Stone,” “the Company,” “we” or “us”) is dedicated to changing the way the world learns. Our innovative, technology-driven language-learning solutions have been purchased by millions of individuals and used by thousands of schools, businesses, and government organizations around the world. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including online subscriptions, digital downloads, mobile apps, and perpetual CD-Rom packages. Rosetta Stone has invested more in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha Inc. ("Livemocha") and Lexia Learning Systems Inc, ("Lexia") in 2013 and Vivity Labs, Inc. ("Vivity""), and Tell Me More S.A. ("Tell Me More") in January 2014.
We derive our revenues from sales to both individual consumers and organizations. Our global consumer distribution model comprises a mix of our call centers, websites, third party e-commerce websites such as Digital River and Apple iTunes, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples, Costco, daily deal partners such as Groupon, home shopping networks such as GS Home Shopping in Korea and consignment distributors such as Speed Commerce and third-party resellers of Lexia solutions. Our Global Enterprise & Education distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations.
Rosetta Stone’s management team has communicated a strategic business plan designed to guide the Company through 2015. The key areas of focus are:
1.leveraging the brand;
2.innovating the platform; and
3.expanding distribution.
In pursuing these priorities, we plan to grow the business by continuing to invest in research and development of new products while focusing on maintaining costs and margins at appropriate levels.
During 2012, we instituted a change in our chief operating decision maker ("CODM"), which led to a fourth quarter change to what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, we have three operating segments, North America Consumer, Rest of World ("ROW") Consumer and Global Enterprise & Education. From the first quarter of 2011 through the third quarter of 2012, we had two operating segments, Consumer and Global Enterprise & Education. Prior to 2011 we operated as a single segment.

We will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our CODM. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution improved from 41% of segment revenue for the year ended December 31, 2012 to 42% of segment revenue for the year ended December 31, 2013. The improvement in North America Consumer segment contribution is due to an increase in revenue of $1.2 million; this achievement is consistent with the goal established by management at the onset of 2012 to stabilize the U.S. consumer market. ROW Consumer segment contribution improved $1.9 million from the year ended December 31, 2012 to the year ended December 31, 2013 driven by a reduction in sales and marketing expense of $5.9 million, primarily the result of kiosk closures. Global Enterprise & Education segment contribution decreased to $21.0 million or 35%, for the year ended December 31, 2013 as compared to $26.6 million, or 44%, for the year ended December 31, 2012 primarily due to an increase in sales and marketing expense related to the addition of sales staff to this group. As our enterprise and education sales team gains traction we anticipate an improvement in contribution margin.
For additional information regarding our segments, see Note 16 of Item 8, Financial Statements and Supplementary Data. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistent with our current operating segments and definition of segment contribution.
Business Metrics
Management uses the following key business metrics to measure the success of sales of our Rosetta Stone language-learning solutions in our combined North America and ROW Consumer segments. Management does not review these metrics at a disaggregated segment level. In addition, management does not currently use any comparable metrics to measure success of our Global Enterprise & Education segment.

•	Product software units. A unit is a perpetual software license sold as either tangible packaged software or as an online download.

•
Average revenue per product software unit.  Consumer revenues derived from product software units divided by the number of product software units sold in the same period. Revenue from product software includes product revenue associated with product licenses in addition to service revenues associated with short-term online subscriptions that are bundled with our V4 TOTALe offering. Approximately $25 to $49 in revenue per unit is derived from service revenues associated with this short-term online subscription.

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

The following table sets forth these unit and online learner metrics for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts)
Product software revenue	$179,211	$198,075	$199,963
Paid online learner revenues*	24,703	14,999	8,063
Total consumer revenues	$203,914	$213,074	$208,026
Product software units	681,612	629,779	585,774
Total paid online learners*	94,056	68,393	26,567
Average revenue per product software unit	$263	$315	$341
Average revenue per online learner*	$25	$26	$35

* Excludes revenue and learners from Livemocha operations and mobile applications.

Product software
Product software revenue includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads in future periods. There is no difference in price between the two options.
Worldwide consumer revenue from product software decreased $18.9 million from the year ended December 31, 2012 to the year ended December 31, 2013, driven by a 17% decrease in the average revenue per unit, partially offset by a 8% increase in the number of units sold, compared to the prior year period. Worldwide consumer revenue from product software decreased $1.9 million from the year ended December 31, 2011 to the year ended December 31, 2012, driven by an 8% decrease in the average revenue per unit, partially offset by an 8% increase in the number of units sold, compared to the prior year period. Average revenue per product software unit has decreased as we have experimented with different price points and promotional offerings since the introduction of Version 4 TOTALe in 2010 including distribution partnerships within the daily deals market. The increase in product software units is due to our expansion into international markets and decreasing price points.
Average Revenue Per Product Software Unit (ARPU)

Worldwide ARPU decreased $52, or 17%, from $315 for the year ended December 31, 2012 to $263 for the year ended December 31, 2013.  The decline in ARPU is the result of multiple factors; 94% of the 17% reduction is associated with lower prices, which was driven by promotional pricing in North American Consumer, increased levels of daily deals at lower prices and increased price discounting in ROW Consumer.  6% of the 17% decrease in ARPU is due to our overall change in our sales channel mix.  In the second quarter of 2013, we closed our entire U.S. kiosk sales channel.  As a result, customers who would have purchased our products via kiosks made those purchases mainly in our 3rd party retail sales channel, which are sold to the retailers at lower prices.  79% of the decline in ARPU is attributable to declines in North America Consumer and 21% is due to declines in ROW Consumer. We are testing ways to stabilize prices and reduce discounting, however, in the near term we expect ARPU to continue to decline.
Paid online learners
Revenue from paid online learners increased $9.7 million from the year ended December 31, 2012 to the year ended December 31, 2013, driven by a 38% increase in the number of paid online learners as of December 31, 2013, compared to the prior period. This increase was partially offset by a decrease in the average revenue per online learner due to the decrease in paid online subscription price points implemented in September 2013. Revenue from paid online learners increased $6.9 million from the year ended December 31, 2011 to the year ended December 31, 2012, driven by a 157% increase in the number of paid online learners as of December 31, 2012, compared to the prior period. This increase was partially offset by a decrease in the average revenue per online learner due to continued testing of online products at different price points.
Bookings
In addition to the unit and learner metrics described above, management also uses bookings to evaluate the overall health of the business and evaluate performance. Bookings represent executed sales contracts received by the Company that are either recorded immediately as revenue or as deferred revenue. Management believes that bookings provides useful information to investors regarding certain financial and business trends relating to the Company’s financial condition and results of operations.
Components of Our Statement of Operations
Revenue
We derive revenue from sales of language learning and reading solutions consisting of product software, audio practice products, professional services, and online software subscriptions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our product software products and sold as a solution.
Our professional services include training, implementation services and dedicated conversational coaching associated with Rosetta Stone TOTALe. Rosetta Stone TOTALe online combines dedicated conversational coaching and an online software subscription. Rosetta Stone Version 4 TOTALe combines product software and dedicated conversational coaching. The content of our product software and subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience. We bundle time-based subscription licenses of our web-based TOTALe services with perpetual licenses of our Rosetta Stone language learning solutions in the North America Consumer market. As a result, we typically defer 10%-35% of each of these bundled sales over the term of the subscription license.
We sell our solutions directly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers. The majority of our consumer customers purchase our product software and audio practice products, online software subscriptions and professional services. We sell to enterprise and education organizations primarily through our direct enterprise and education sales force as well as our network of resellers. Many organizations elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and enterprise and education sales channels because the customers and revenue drivers of these channels are different.
Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2013 accounted for 29% of our annual revenue in 2013. Our enterprise and education revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.
Cost of Product and Subscription and Service Revenue
Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The cost of subscription and service revenue primarily represents costs associated with supporting our online language learning service, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. We are also exploring additional measures to further address coaching costs including unbundling studio sessions from our product software offering.
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
Sales and Marketing    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, rental payments for our kiosks (most of which were closed in the first half of 2013) and commissions earned by our sales personnel. Sales commissions are generally paid at the time the customer is invoiced. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized. We intend to continue to expand our sales activities within some of our existing regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the U.S. We expect sales and marketing expenses to increase in future periods as we seek to stabilize and expand our operations in existing and new markets.
Research and Development    Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the U.S. and are devoted to modifying and expanding our product portfolio through the addition of new content and new complementary products and services to our language learning and reading solutions. We expect our investment in research and development expenses to increase in future years as we deliver new products that will provide us with significant benefits in the future. In 2013 we restructured our product team, including the elimination of approximately seventy positions in our Harrisonburg, Virginia office and hiring personnel in Austin, Texas and San Francisco, California. We also acquired Livemocha and gained additional product personnel in Seattle, Washington. Payroll expenses have increased during 2013 due to hiring product team members in these more competitive labor markets. Rent has also increased due to our additional offices opened in 2013.
General and Administrative    General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to acquisition and other corporate expenses. In 2013, there have been and we expect that there will continue to be increases to certain general and administrative expenses to support our due diligence efforts and integration of our recent acquisitions and continued expansion into international markets. However, we are also taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.

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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of federal, state and foreign income taxes. For the year ended December 31, 2013, our worldwide effective tax rate was approximately 10%. The income tax benefit in 2013 was primarily attributable to partial valuation releases related to the Livemocha and Lexia acquisitions offset by tax expense related to current year taxable income in Canada, Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite-lived intangible assets.
We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.
In assessing the recoverability of our deferred tax assets, we consider all available evidence, including:

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
As of December 31, 2012, we performed an analysis on the need for a valuation allowance on our deferred tax assets in various jurisdictions. Our analysis considered a number of factors, including our cumulative loss over the last three years, our expectation of future taxable income and the time frame over which our net operating losses expire. This analysis resulted in the need for valuation allowances in the U.S., Korea, Japan and Brazil. We have maintained a valuation allowance against our deferred tax assets in the U.S., Korea, Japan and Brazil through December 31, 2013. All four jurisdictions have cumulative losses and pre-tax losses for the most recent year ended December 31, 2013.
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
Revenue Recognition
Our primary sources of revenue are online subscriptions, software and bundles of software and online subscriptions. We also generate revenue from the sale of audio practice products and training and implementation services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts.
We identify the units of accounting contained within our sales arrangements in accordance with ASC 605-25 Revenue Recognition - Multiple Element Arrangements (“ASC 605-25”). In doing so, we evaluate a variety of factors including whether the undelivered element(s) have value to our customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain software products and related services, we allocate the total arrangement consideration to all deliverables based on vendor-specific objective evidence of fair value, or VSOE, in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). We generate a substantial portion of our consumer revenue from Rosetta Stone Version 4 TOTALe which is a multi-element arrangement that includes perpetual software bundled with the subscription and conversational coaching components of our TOTALe online service. We have identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the perpetual software, which is delivered at the time of sale, and the second deliverable is the subscription service. We allocate revenue between these two deliverables using the residual method based on the existence of VSOE of the subscription service. In the U.S., we offer consumers who purchase our packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return packaged products, subject to certain limitations. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors.
For non-software multiple element arrangements we allocate revenue to all deliverables based on their relative selling prices.
We distribute our products and services both directly to the end customer and indirectly through resellers. Our resellers earn commissions generally calculated as a fixed percentage of the gross sale to the end customer. We evaluate each of our reseller relationships in accordance with ASC 605-45 Revenue Recognition - Principal Agent Considerations (“ASC 605-45”) to determine whether the revenue we recognize from indirect sales should be the gross amount of the contract with the end customer or reduced for the reseller commission. In making this determination we evaluate a variety of factors including whether we are the primary obligor to the end customer.
Revenue for online service subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met. Rosetta Stone Version 4 TOTALe bundles, which include an online service subscription including conversational coaching and packaged software, allow customers to begin their online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. Online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement or the estimated customer life. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, we defer revenue until the customer receives the product because we legally retain a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with ASC 985-605-50 Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue.
We offer customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months, a successful collection history has been established and these fees are fixed and determinable, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from our company with a limited right of return. We also allow our retailers to return unsold products, subject to some limitations. In accordance with ASC subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.
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
As of December 31, 2013 and 2012, there were approximately $6.8 million and $6.8 million of unrecognized stock-based compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.53 and 2.52 years, respectively.
The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Included in cost of revenue:
Cost of product revenue	$109	$110	$30
Cost of subscription and service revenue	66	178	25
Total included in cost of revenue	175	288	55
Included in operating expenses:
Sales and marketing	1,840	1,185	1,932
Research and development	1,460	1,547	2,448
General and administrative	5,766	4,989	7,918
Total included in operating expenses	9,066	7,721	12,298
Total	$9,241	$8,009	$12,353
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

Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	64%-67%	64%-66%	57%-64%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	0.75%-1.65%	0.60%-0.88%	1.14%-2.59%
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
The following table sets forth a summary of stock option grants since the date of plan inception, through the date of this Annual Report on Form 10-K:

Grant Date	Number of Options Granted	Exercise Price	Common Stock Fair Value Per Share at Grant Date
2006	1,704,950	$3.85-$3.85	$4.57-$5.92
2007	436,254	3.85-11.19	6.35-11.30
2008	402,805	10.36-17.49	10.36-17.49
2009	472,589	16.74-22.30	16.74-22.30
2010	593,017	17.10-25.99	17.10-25.99
2011	698,327	6.88-20.91	6.88-20.91
2012	662,856	7.51-13.89	7.51-13.89
2013	636,656	12.34-16.96	12.34-16.96

Goodwill
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisition of Livemocha in April 2013 and the acquisition of Lexia in August 2013.
Beginning in the fourth quarter of 2012, we began reporting our results in three reportable segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, ROW Consumer, and Global Enterprise & Education (previously referred to as Institutional). Accordingly, we allocated goodwill from our former Consumer reporting unit to the new reporting units, North America Consumer and ROW Consumer, based on the relative fair value of each reporting unit as of October 31, 2012. In doing so, we evaluated the results of the allocation of goodwill for events or indicators that would require further impairment testing, noting none.
We test goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. At June 30, 2013 we performed our annual impairment test beginning with Step 1. There has been no impairment of goodwill during any of the periods presented.

In estimating the fair value of our reporting units in Step 1, we use a variety of techniques including the income approach (i.e., the discounted cash flow method) and the market approach (i.e., the guideline public company method). Our adjusted EBITDA projections are estimates that can significantly affect the outcome of the analysis, both in terms of our ability to accurately project future results and in the allocation of fair value between reporting units. The fair value of each of our reporting units substantially exceeded its carrying value at June 30, 2013.
The factors that we consider important, and which could trigger an interim impairment review, include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. Although no such indicators occurred during 2013, we will continue to review for impairment indicators.
In January 2014 we announced plans to substantially reduce our Asian operations. As part of our interim review for triggers noted above, we considered whether any circumstances or events in 2013 predicating our 2014 decision represented events that would trigger an interim impairment assessment for ROW Consumer and if so, whether it was more likely than not that the fair value of that reporting unit is less than its carrying value. Based on our analysis, which included a review of financial projections, we determined that there were no such triggers requiring further impairment testing as of December 31, 2013.
Intangible Assets
Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives in accordance with ASC 350. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value in accordance with ASC 350. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. There has been no impairment of intangible assets during any of the periods presented.
Valuation of Long-Lived Assets
In accordance with Accounting Standards Codification topic 360, Accounting for the Impairment or Disposal of Long-lived Assets ("ASC 360"), we evaluate the recoverability of our long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we believe that no impairment of our long-lived assets was indicated as of December 31, 2013 and 2012.
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
ASC 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not ("MLTN") that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed quarterly based on the ASC 740 MLTN realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal.
In assessing the recoverability of our deferred tax assets, we consider all available evidence, including:

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
As of December 31, 2012, we performed an analysis on the need for a valuation allowance on our deferred tax assets in various jurisdictions. Our analysis considered a number of factors, including our cumulative loss over the last three years, our expectation of future taxable income and the time frame over which our net operating losses expire. This analysis resulted in the need for valuation allowances in the U.S., Korea, Japan and Brazil. We have maintained a valuation allowance against our deferred tax assets in the U.S., Korea, Japan and Brazil through December 31, 2013. All four jurisdictions have cumulative losses and pre-tax losses for the most recent year ended December 31, 2013. The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
As of December 31, 2013 and 2012 , our net deferred tax liability was $9.6 million and $8.1 million, respectively.

Changes in Accounting Principle

In the third quarter of 2013, we voluntarily changed our accounting policy for sales commissions related to non-cancellable Software-as-a-Service (“SaaS”) contracts, from recording an expense when incurred, to deferral of the sales commission in proportion to the consideration allocated to each of the elements in the arrangement and in, or over, the same period the revenue is recognized for each of the elements in the arrangement (i.e. over the non-cancellable term of the contract for the SaaS deliverable). We anticipate a significant increase in contracts with multi-year subscriptions and a corresponding increase in sales commissions due, among other reasons, to our acquisition of Lexia.  Lexia provides its services using a SaaS model and has historically had longer-term arrangements, with material sales commissions paid to its network of resellers and has applied a sales commission deferral and amortization policy.

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

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations Data:
Revenue
Product	$156,792	$180,919	$195,382
Subscription and service	107,853	92,322	73,067
Total Revenue	264,645	273,241	268,449
Cost of revenue
Cost of product revenue	32,191	33,684	36,497
Cost of subscription and service revenue	13,523	15,226	12,619
Total cost of revenue	45,714	48,910	49,116
Gross profit	218,931	224,331	219,333
Operating expenses:
Sales and marketing	146,104	150,882	160,942
Research and development	33,995	23,453	24,218
General and administrative	56,432	55,262	62,031
Lease abandonment	842	—	—
Total operating expenses	237,373	229,597	247,191
Loss from operations	(18,442)	(5,266)	(27,858)
Other income and expense:
Interest income	117	187	302
Interest expense	(61)	—	(5)
Other income	368	3	142
Interest and other income, net	424	190	439
Loss before income taxes	(18,018)	(5,076)	(27,419)
Income tax (benefit) expense	(1,884)	28,909	(7,769)
Net loss	$(16,134)	$(33,985)	$(19,650)
Loss per share:
Basic	$(0.75)	$(1.61)	(0.95)
Diluted	$(0.75)	$(1.61)	$(0.95)
Common shares and equivalents outstanding:
Basic weighted average shares	21,528	21,045	20,773
Diluted weighted average shares	21,528	21,045	20,773
Stock-based compensation included in:
Cost of sales	175	288	55
Sales and marketing	1,840	1,185	1,932
Research and development	1,460	1,547	2,448
General and administrative	5,766	4,989	7,918
	$9,241	$8,009	$12,353

Comparison of the Year Ended December 31, 2013 and the Year Ended December 31, 2012
Our revenue decreased to $264.6 million for the year ended December 31, 2013 from $273.2 million for the year ended December 31, 2012. The change in revenue is due to a decrease in ROW Consumer revenues of $9.8 million, partially offset by a $1.2 million increase in North American Consumer revenues. Global Enterprise & Education revenues were essentially flat year over year. Bookings, calculated as revenue plus the change in deferred revenue, decreased to $278.1 million for the year ended December 31, 2013 from $284.8 million for the year ended December 31, 2012. The decline was due to a $7.3 million decrease in North America Consumer bookings and a $11.2 million decrease in ROW Consumer bookings, offset by an increase of $11.9 million in worldwide Global Enterprise & Education bookings compared to the prior year.
We reported an operating loss of $18.4 million for the year ended December 31, 2013 compared to an operating loss of $5.3 million for the year ended December 31, 2012. The increase in operating loss was due to a decrease in gross profit of $5.4 million, driven by an $8.6 million decrease in revenue, partially offset by a $3.2 million decrease in cost of revenue. Operating expenses increased $7.8 million due to an increase of $10.5 million in research and development, an increase of $1.1 million in general and administrative expenses and an increase of $0.8 million in lease abandonment expense, partially offset by a decrease of $4.8 million in sales and marketing expenses.
Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the years ended December 31, 2013 and 2012:

	Year ended December 31,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)
North America Consumer	$174,016	65.7%	$172,826	63.3%	$1,190	0.7%
Rest of World Consumer	30,420	11.5%	40,248	14.7%	$(9,828)	(24.4)%
Global Enterprise & Education	60,209	22.8%	60,167	22.0%	$42	0.1%
Total Revenue	$264,645	100.0%	$273,241	100.0%	$(8,596)	(3.1)%
North America Consumer revenue increased $1.2 million, or 1%, from the year ended December 31, 2012 to the year ended December 31, 2013, the result of increases in revenue from our direct-to-consumer and retail sales channels of $12.6 million and $1.3 million, respectively, offset by reductions of $11.8 million and $1.0 million in revenue from our kiosk and homeschool sales channels, respectively. In the second quarter of 2013 we closed our entire kiosk sales channel in the U.S. North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, decreased $7.3 million to $171.9 million for the year ended December 31, 2013 from $179.2 million for the year ended December 31, 2012. The year-over-year variance by sales channel includes decreases of $12.0 million, $2.5 million and $0.9 million in our kiosk, retail and homeschool sales channels, respectively, partially offset by an increase of $8.1 million in our direct-to-consumer channel. During 2013 we focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. Although we successfully increased volume and bookings in our direct-to-consumer channel year-over-year, the decrease in overall pricing combined with the closure of our U.S. kiosks resulted in lower North America Consumer bookings year-over-year. We expect that the trend of lowering prices resulting in increased unit volume and overall increased sales will continue.
ROW Consumer revenue decreased $9.8 million, or 24%, from the year ended December 31, 2012 to the year ended December 31, 2013. ROW Consumer revenue decreased $5.8 million, $3.7 million and $2.0 million in Korea, Japan, and the UK, respectively, offset by an increase of $1.7 million in Germany. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $30.0 million for the year ended December 31, 2013 from $41.2 million for the year ended December 31, 2012. Bookings decreased $5.0 million, $4.7 million, and $2.3 million in Korea, Japan and the UK, respectively, offset by an increase of $0.6 million in Germany. On January 10, 2014, we announced plans to streamline our Japan and Korea operations. We will use a partner model to continue to serve the Japanese market and will reorganize our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) channel. The increase in revenue and bookings in Germany is due to the increase in sales of downloads of our perpetual software.
Global Enterprise & Education revenue was $60.2 million for the years ended December 31, 2013 and December 31, 2012. Within the U.S., enterprise and education revenue decreased $1.6 million due to decreases of $2.2 million and $1.7 million in our government and education channels, respectively, offset by an increase of $1.2 million in revenue from Lexia, which was acquired on August 1, 2013. International enterprise and education revenues increased $1.6 million driven by increases in the United Kingdom ("U.K.") and Germany. Global Enterprise & Education bookings, calculated as enterprise and education revenue plus the change in enterprise and education deferred revenue, increased $11.8 million to $76.3 million for the year ended December 31, 2013 from $64.4 million for the year ended December 31, 2012. $8.3 million of the increase in bookings was driven by the acquisition of Lexia and $2.1 million of the increase is due to an increase in the U.K.

Revenue by Product Revenue and Subscription and Service Revenue
We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenues allocated to our software products, revenues from the sale of audio practice products and mobile applications. Subscription and service revenue includes revenues allocated to time-based subscription licenses of our web-based services, as well as revenues from training and professional services.
We bundle time-based subscription licenses of our web-based TOTALe services with product licenses of our language-learning solutions. As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. We recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition. In the fourth quarter in 2013, we reduced the stand alone prices of renewals of our TOTALe services. Accordingly, the amount we defer related to each bundled sale has decreased.
The following table sets forth revenue for products and subscription and services for the years ended December 31, 2013 and 2012:

	Year ended December 31,				2013 versus 2012
	2013		2012		Change	% Change
	(in thousands, except percentages)
Product revenue	$156,792	59.2%	$180,919	66.2%	$(24,127)	(13.3)%
Subscription and service revenue	107,853	40.8%	92,322	33.8%	15,531	16.8%
Total revenue	$264,645	100.0%	$273,241	100.0%	$(8,596)	(3.1)%
Product Revenue
Product revenue decreased $24.1 million, or 13%, to $156.8 million during the year ended December 31, 2013 from $180.9 million during the year ended December 31, 2012. Consumer product revenue decreased $19.7 million driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle driven by promotional pricing in our North America Consumer segment, increased levels of daily deals and a shift in our sales channel mix. $2.9 million of the decrease in Global Enterprise & Education product revenues is a result of a shift from sales of product licenses to sales associated with the renewal of online subscriptions.
Subscription and Service Revenue
Subscription and service revenue increased $15.5 million, or 17%, to $107.9 million for the year ended December 31, 2013. The increase in subscription and service revenues was due to an $11.1 million increase in consumer online service revenue related to Version 4 TOTALe as well as a growing base of exclusively online subscription sales. Enterprise and education subscription and service revenues also increased $4.5 million related to growth in the enterprise and education customer base with renewing online subscriptions. $1.2 million of the increase in the enterprise & education revenue is attributable to Lexia.
Deferred revenue increased $15.4 million during the year ended December 31, 2013, primarily related to acquired deferred revenue of $2.0 million, an increase of $7.1 million in Lexia deferred revenue and the increase in our base of paid subscribers.
We are currently evaluating changes to our existing solutions as well as the introduction of new solutions, including additional solutions for kids. If we implement additional subscription-based solutions, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$156,792	$180,919	$(24,127)	(13.3)%
Subscription and service	107,853	92,322	15,531	16.8%
Total revenue	264,645	273,241	(8,596)	(3.1)%
Cost of revenue
Cost of product revenue	32,191	33,684	(1,493)	(4.4)%
Cost of subscription and service revenue	13,523	15,226	(1,703)	(11.2)%
Total cost of revenue	45,714	48,910	(3,196)	(6.5)%
Gross profit	$218,931	$224,331	$(5,400)	(2.4)%
Gross margin percentages	82.7%	82.1%	0.6%
Cost of Product Revenue
Cost of product revenue for the year ended December 31, 2013 was $32.2 million, a decrease of $1.5 million, or 4% from the year ended December 31, 2012. As a percentage of product revenue, cost of product revenue increased to 20% from 19% for the year ended December 31, 2013 compared to the prior year period.  The percent increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue while fixed costs remained the same. The dollar decrease in cost of product is due to the decrease in product revenue.
We are exploring the possibility of moving more of our business online, which should reduce the cost of product revenue as we produce and ship fewer CDs. However, in that scenario, we could experience a temporary increase in the cost of our product revenue as we scrap existing packaging and develop and set up packaging for new products.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the year ended December 31, 2013 was $13.5 million, a decrease of $1.7 million, or 11% from the year ended December 31, 2012. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 13% from 17% for the year ended December 31, 2013 compared to the prior year period. Beginning in the fourth quarter of 2012, we capped the number of studio sessions compared to our former unlimited policy, decreasing our coaching costs for the year-ended December 31, 2013.
Operating Expenses

	Year ended December 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$146,104	$150,882	$(4,778)	(3.2)%
Research and development	33,995	23,453	10,542	44.9%
General and administrative	56,432	55,262	1,170	2.1%
Lease abandonment	842	—	842	n/a
Total operating expenses	$237,373	$229,597	$7,776	3.4%

Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2013 were $146.1 million, a decrease of $4.8 million, or 3%, from the year ended December 31, 2012. As a percentage of total revenue, sales and marketing expenses were 55% for the years ended December 31, 2013, and 2012. The dollar decrease in sales and marketing expenses were primarily attributable to a $2.8 million decrease in rent as the number of kiosk leases decreased from 87 at December 31, 2012 to three as of December 31, 2013. We exited our U.S. kiosks in the second quarter of 2013. In addition, media and marketing expenses decreased $1.7 million as we focused our efforts on advertising through online channels such as Facebook, Google AdWords, and email, and less on more expensive television and radio commercials, which generally drive potential customers to our call centers. If we continue to move our media spend online this could result in less traffic to our call centers that may not be offset by increases in web sales. Professional services expenses decreased $2.7 million. These decreases were partially offset by a $2.1 million increase in payroll and benefits from the addition of Lexia and Livemocha personnel, severance expenses and the 2013 long-term incentive plan and a $1.1 million increase in amortization due to the intangible assets acquired in the Livemocha and Lexia acquisitions.
Research and Development Expenses
Research and development expenses were $34.0 million for the year ended December 31, 2013, an increase of $10.5 million, or 45%, from the year ended December 31, 2012. As a percentage of revenue, research and development expenses increased to 13% from 9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The dollar and percentage increases were the result of our investment in strengthening our platforms and bringing new innovative products to market including the opening of our new offices in San Francisco, CA and Austin, TX in the first quarter of 2013 and our newly acquired office in Seattle, WA with the acquisition of Livemocha in April 2013.  Compensation and relocation expenses increased $5.1 million as a result of hiring more senior level managers as well as hiring in the more expensive markets of San Francisco, CA, and Seattle, WA. As a result of opening new offices in 2013, rent expenses increased $0.6 million. In addition, with the acquisitions of Livemocha and Lexia, amortization of intangible assets increased $0.5 million. Consulting expenses increased $3.6 million as we continue to develop new products.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2013 were $56.4 million, an increase of $1.2 million, or 2%, from the year ended December 31, 2012. As a percentage of revenue, general and administrative expenses increased to 21% for the year ended December 31, 2013 compared to 20% for year ended December 31, 2012. The dollar and percentage increases were primarily attributable to a $1.0 million increase in personnel related expenses due to the start of the 2013 Rosetta Stone Inc. Long Term Incentive Plan ("2013 LTIP"), $0.5 million increase in professional services and a $0.4 million increase in rent expense. These increases were partially offset by a $0.4 million increase in bad debt recoveries and $0.4 million decrease in depreciation expense related to certain assets being fully depreciated early in the second quarter of 2012.
Lease Abandonment
In March 2013, we exited a portion of our facility in Japan as a result of excess office space. Accrued exit costs of $0.8 million associated with the partial abandonment were charged to lease abandonment expenses in the first quarter of 2013.
Stock-Based Compensation
Total stock-based compensation by expense line item is as follows:

	Year Ended December 31,		2013 versus 2012
	2013	2012	Change	% Change
	(dollars in thousands)
Cost of revenue	$175	$288	$(113)	(39.2)%
Sales and marketing	1,840	1,185	655	55.3%
Research and development	1,460	1,547	(87)	(5.6)%
General and administrative	5,766	4,989	777	15.6%
Total	$9,241	$8,009	$1,232	15.4%
Interest and Other Income (Expense)

	Year Ended December 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
Interest Income	$117	$187	$(70)	(37.4)%
Interest Expense	(61)	—	(61)	n/a
Other Income (Expense)	368	3	365	12,166.7%
Total other income (expense)	$424	$190	$234	123.2%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the year ended December 31, 2013 was $117,000, a decrease of $70,000, or 37%, from the year ended December 31, 2012.
Interest expense for the year ended December 31, 2013 was $61,000, an increase of $61,000, or 100% from the year ended December 31, 2012. This increase was primarily attributable to interest on our capital leases.
Other income for the year ended December 31, 2013 was $368,000, an increase of $365,000, as compared to other income of $3,000 for the year ended December 31, 2012. The increase was primarily due to a donation of software to a children's foundation in Korea and an increase in legal settlements in connection with our anti-piracy enforcement efforts, partially offset by foreign exchange losses.
Income Tax Expense (Benefit)

	Year Ended December 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(1,884)	$28,909	$(30,793)	(106.5)%
Our income tax benefit for the year ended December 31, 2013 was $1.9 million, compared to income tax expense of $28.9 million for the year ended December 31, 2012. The change primarily resulted from partial valuation allowance releases of $5.4 million related to the Livemocha and Lexia acquisitions in 2013 and a $26.0 million non-cash charge associated with establishing a valuation allowance for our U.S. and certain foreign operations in 2012.
Comparison of the Year Ended December 31, 2012 and the Year Ended December 31, 2011
Our revenue increased to $273.2 million for the year ended December 31, 2012 from $268.4 million for the year ended December 31, 2011. The change in revenue is due to an increase in North American Consumer revenues of $15.3 million, partially offset by a $10.2 million decrease in ROW Consumer revenue, over the prior year period. Global Enterprise & Education revenues decreased $0.3 million over the same period, driven by a decline in our government channel which was offset by growth in corporate revenues. Bookings, calculated as revenue plus the change in deferred revenue, increased to $284.8 million for the year ended December 31, 2012 from $273.2 million for the year ended December 31, 2011. The increase was due to a $21.8 million increase in North America Consumer bookings, partially offset by a $12.8 decrease in ROW Consumer bookings. Additionally, Global Enterprise & Education bookings increased $2.6 million compared to the prior year period.
We reported an operating loss of $5.3 million for the year ended December 31, 2012 compared to an operating loss of $27.9 million for the year ended December 31, 2011. The decrease in operating loss was primarily due to a decrease in operating expenses of $17.6 million and an increase in gross margin of $5.0 million. The decrease in operating expenses was primarily related to a decrease of $12.3 million in kiosk related expenses as the number of worldwide kiosks decreased from 174 as of December 31, 2011 to 87 as of December 31, 2012 and $8.2 million decrease in media and marketing activities related to prior year brand identity campaigns and Version 4 TOTALe launches in the U.K., Japan and Korea, as well as ReFLEX in Korea and Japan. These decreases were offset by a $1.9 million increase in restructuring and other related expenses including severance expense in the U.S., the closing of our Germany office location, and the closing of several kiosks in Japan, a $0.6 million increase in VAT tax related to a change in our transfer pricing agreements, and $0.6 million increase in non-kiosk payroll expenses primarily related to sales and marketing.
Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the years ended December 31, 2012 and 2011:

	Year ended December 31,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)
North America Consumer	$172,826	63.3%	$157,561	58.7%	$15,264	9.7%
Rest of World Consumer	40,248	14.7%	50,465	18.8%	(10,217)	(20.2)%
Global Enterprise & Education	60,167	22.0%	60,423	22.5%	(255)	(0.4)%
Total Revenue	$273,241	100.0%	$268,449	100.0%	$4,792	1.8%
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
Global Enterprise & Education revenue decreased $0.3 million from the year ended December 31, 2011 to the year ended December 31, 2012. Despite the non-renewal of the U.S. Army and U.S. Marine Corps contracts in 2011 which resulted in a $4.4 million decrease in revenue for the year ended December 31, 2012, Global Enterprise & Education revenue remained stable year-over-year, primarily driven by a $5.0 million increase in corporate revenues. International enterprise and education revenues increased $2.7 million, or 49%, during the year ended December 31, 2012 compared to the prior year period, driven by increases in the UK, Korea, and South America. Global Enterprise & Education bookings, calculated as enterprise and education revenue plus the change in enterprise and education deferred revenue, increased to $64.4 million for the year ended December 31, 2012 from $61.8 million for the year ended December 31, 2011. The increase was driven by growth in corporate and non-profit sales, partially offset by declines in our government and education channels. We have recently added senior sales executives and sales representatives to this group to allow greater focus on growing this segment of the business.
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
The following table sets forth revenue for products and subscription and services for the year ended December 31, 2012 and 2011:

	Year ended December 31,				2012 versus 2011
	2012		2011		Change	% Change
	(in thousands, except percentages)
Product revenue	$180,919	66.2%	$195,382	72.8%	$(14,463)	(7.4)%
Subscription and service revenue	92,322	33.8%	73,067	27.2%	19,255	26.4%
Total revenue	$273,241	100.0%	$268,449	100.0%	$4,792	1.8%
Product Revenue
Product revenue decreased $14.5 million to $180.9 million during the year ended December 31, 2012 from $195.4 million during the year ended December 31, 2011. The decrease in product revenue is caused by a $4.9 million decrease in Global Enterprise & Education product revenues as a result of a shift from sales of product licenses to sales of renewing online subscriptions as well as due to a decline in Federal stimulus funding which drove sales of our network CD product. Consumer product revenue decreased $9.6 million driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle.
Subscription and Service Revenue
Subscription and service revenue increased $19.3 million, or 26%, to $92.3 million for the year ended December 31, 2012. The increase in subscription and service revenues was due to a $14.6 million increase in consumer online service revenue related to Version 4 TOTALe as well as a growing base of exclusively online subscription sales. Global Enterprise & Education subscription and service revenues also increased $4.6 million related to growth in the enterprise and education customer base with renewing online subscriptions.
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

	Year Ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$180,919	$195,382	$(14,463)	(7.4)%
Subscription and service	92,322	73,067	19,255	26.4%
Total revenue	273,241	268,449	4,792	1.8%
Cost of revenue
Cost of product revenue	33,684	36,497	(2,813)	(7.7)%
Cost of subscription and service revenue	15,226	12,619	2,607	20.7%
Total cost of revenue	48,910	49,116	(206)	(0.4)%
Gross profit	$224,331	$219,333	$4,998	2.3%
Gross margin percentages	82.1%	81.7%	0.4%
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
Operating Expenses

	Year ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$150,882	$160,942	$(10,060)	(6.3)%
Research and development	23,453	24,218	(765)	(3.2)%
General and administrative	55,262	62,031	(6,769)	(10.9)%
Total operating expenses	$229,597	$247,191	$(17,594)	(7.1)%
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2012 were $150.9 million, a decrease of $10.1 million, or 6%, from the year ended December 31, 2011. As a percentage of total revenue, sales and marketing expenses were 55% for the year ended December 31, 2012, compared to 60% for the year ended December 31, 2011. The dollar and percentage decreases in sales and marketing expenses were primarily attributable to our efforts to continually evaluate our kiosk performance and closing underperforming kiosk locations. As of December 31, 2012 we operated 87 kiosks worldwide, a decrease from 174, or 50% from the year ended December 31, 2011. As a result, kiosk-related expenses decreased $12.3 million including rent, commissions, and personnel costs. Additionally, media and marketing activities have decreased $8.3 million primarily related to the increase in prior year expenses from advertising campaigns launched last year, as well as increased media in 2011 with the launch of Version 4 TOTALe in the U.K., Japan, and Korea, and ReFLEX in Korea. These decreases were partially offset by a $3.8 million increase in non-kiosk related personnel-related expenses related to growth in our enterprise and education sales channel, non-kiosk consumer, and marketing and sales support activities, and bonus compensation as a result of our improved financial performance year over year. Additionally, professional services expenses increased $4.7 million primarily related to enterprise and education sales and customer success projects as well as web consulting services. We plan to continually evaluate our kiosk performance as we balance the positive branding with the profitability of our kiosk locations, closing additional underperforming kiosk locations.
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

	Year Ended December 31,
	2012	2011	Change	% Change
	(dollars in thousands)
Cost of revenue	$288	$55	$233	424%
Sales and marketing	1,185	1,932	(747)	(39)%
Research and development	1,547	2,448	(901)	(37)%
General and administrative	4,989	7,918	(2,929)	(37)%
Total	$8,009	$12,353	$(4,344)	(35)%
Interest and Other Income (Expense)

	Year Ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Interest Income	$187	$302	$(115)	(38.1)%
Interest Expense	—	(5)	5	100.0%
Other Income (Expense)	3	142	(139)	(97.9)%
Total other income (expense)	$190	$439	$(249)	(56.7)%
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
Income Tax Expense (Benefit)

	Year Ended December 31,		2012 versus 2011
	2012	2011	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$28,909	$(7,769)	$36,678	(472.1)%
Income tax expense for the year ended December 31, 2012 was $28.9 million, compared to an $7.8 million income tax benefit for the year ended December 31, 2011. The change primarily resulted from a $24.9 million non-cash charge associated with establishing a valuation allowance for our U.S. and certain foreign operations in 2012, $2.3 million related to our inability to recognize tax benefits associated with current year losses in certain foreign operations and $9.0 million U.S. tax benefit in 2011 related to carry back of operating losses and credits to prior years.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $98.8 million and $148.2 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash is the result of the acquisitions of Livemocha and Lexia in 2013. In addition, $12.3 million of cash was held in escrow and classified as restricted cash at December 31, 2013 related to our acquisition of Vivity which closed on January 2, 2014. Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.
We expect that our future growth, including future acquisitions, may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. We have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months.
The total amount of cash that was held by foreign subsidiaries as of December 31, 2013 was $19.1 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability may result.
Cash Flow Analysis
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $8.1 million for the year ended December 31, 2013 compared to $34.9 million for the year ended December 31, 2012, a decrease of $26.8 million. The decrease in net cash provided by operating activities was primarily due to an increase in our net loss after adjusting for depreciation, amortization, stock compensation, bad debt expense, deferred income taxes and loss on disposal of equipment. Net loss, adjusted for these items, totaled $0.6 million for the year ended December 31, 2013 compared to $10.7 million for the year ended December 31, 2012. In 2012, we also collected $6.5 million of income tax refunds compared to $0.8 million in 2013, a decrease of $5.7 million. The remainder of the decrease in cash provided by operating activities is due to fluctuations in working capital including increases in accounts receivable and increases in prepaids and other current assets.
Net Cash (Used in) Provided By Investing Activities
Net cash used in investing activities was $46.9 million for the year ended December 31, 2013, compared to net cash provided of $5.5 million for the year ended December 31, 2012, a decrease of $52.5 million. Net cash used by investing activities related primarily to the $25.7 million for the acquisitions (net of cash) of Livemocha and Lexia, a payment of $12.3 million, representing funds in escrow at year end related to the pending acquisition of Vivity Labs Inc., and $8.9 million in purchase of property and equipment.
Net Cash (Used in) Provided By Financing Activities
Net cash used in financing activities was $10.5 million for the year ended December 31, 2013 compared to cash provided by financing activities of $0.6 million for the year ended December 31, 2012. Net cash used in financing activities during the year ended December 31, 2013 was primarily due to the purchase of our own common stock as treasury stock of $11.4 million, and net cash provided of $1.4 million from the exercise and repurchase of shares from exercised stock options.
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
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations	$23,896	$6,342	$9,488	$8,066	$—
The operating lease obligations reflected in the table above include our corporate office leases.
Recent Accounting Pronouncements
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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this guidance beginning in fiscal year 2013, and the adoption of such guidance did not have a material impact on the presentation of the Company’s reported results of operations or financial position.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (1992).
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
Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2013 was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," "Security Ownership of Certain Beneficial Owners and Management—Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," "Corporate Governance—Compensation Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2013 (the "2014 Proxy Statement").
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
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Compensation Committee" and "Corporate Governance—Interlocks and Insider Participation" in the 2014 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" in the 2014 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2014 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2014 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements
1.Consolidated Financial Statements.    The consolidated financial statements as listed in the accompanying "Index to Consolidated Financial Information" are filed as part of this Annual Report.
2.Consolidated Financial Statement Schedules.    Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the consolidated financial statements or related notes.
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
Stephen M. Swad Chief Executive Officer
Date: March 3, 2014
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2014.

Signature	Title

/s/ STEPHEN M. SWAD	Chief Executive Officer and Director (Principal Executive Officer)
Stephen M. Swad

/s/ THOMAS M. PIERNO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Thomas M. Pierno

/s/ PATRICK W. GROSS	Chairman of the Board, Director
Patrick W. Gross

/s/ PHILLIP A. CLOUGH	Director
Phillip A. Clough

/s/ JAMES P. BANKOFF	Director
James P. Bankoff

/s/ JOHN T. COLEMAN	Director
John T. Coleman

/s/ LAURENCE FRANKLIN	Director
Laurence Franklin

/s/ MARGUERITE W. KONDRAKE	Director
Marguerite W. Kondrake

/s/ LAURA L. WITT	Director
Laura L. Witt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA

We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rosetta Stone Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company changed its accounting policy for sales commissions related to non-cancellable Software-as-a-Service contracts. The effect of the change is included in the accompanying financial statements retrospectively for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, VA
We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in its accounting policy for sales commissions related to non-cancellable Software-as-a-Service contracts.
/s/ Deloitte & Touche LLP
McLean, Virginia
March 3, 2014

ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2013	2012
		(As Adjusted)*
Assets
Current assets:
Cash and cash equivalents	$98,825	$148,190
Restricted cash	12,424	73
Accounts receivable (net of allowance for doubtful accounts of $1,000 and $1,297, respectively)	60,342	49,946
Inventory, net	6,639	6,581
Prepaid expenses and other current assets	12,294	8,681
Income tax receivable	197	1,104
Total current assets	190,721	214,575
Property and equipment, net	17,766	17,213
Goodwill	50,059	34,896
Intangible assets, net	29,006	10,825
Other assets	3,224	1,937
Total assets	$290,776	$279,446
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,326	$6,064
Accrued compensation	16,380	16,830
Other current liabilities	42,192	36,387
Deferred revenue	67,173	59,195
Total current liabilities	136,071	118,476
Deferred revenue	11,684	4,221
Deferred income taxes	9,022	8,400
Other long-term liabilities	2,756	155
Total liabilities	159,533	131,252
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,588 and 21,951 shares issued and 21,588 and 21,951 shares outstanding at December 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	171,123	160,693
Accumulated loss	(29,292)	(13,158)
Accumulated other comprehensive income	845	657
Treasury stock, at cost, 1,000 shares at December 31, 2013 and zero shares at December 31, 2012	(11,435)	—
Total stockholders' equity	131,243	148,194
Total liabilities and stockholders' equity	$290,776	$279,446

See accompanying notes to consolidated financial statements
* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 3)

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
		(As Adjusted)*	(As Adjusted)*
Revenue:
Product	$156,792	$180,919	$195,382
Subscription and service	107,853	92,322	73,067
Total revenue	264,645	273,241	268,449
Cost of revenue:
Cost of product revenue	32,191	33,684	36,497
Cost of subscription and service revenue	13,523	15,226	12,619
Total cost of revenue	45,714	48,910	49,116
Gross profit	218,931	224,331	219,333
Operating expenses
Sales and marketing	146,104	150,882	160,942
Research and development	33,995	23,453	24,218
General and administrative	56,432	55,262	62,031
Lease abandonment	842	—	—
Total operating expenses	237,373	229,597	247,191
Loss from operations	(18,442)	(5,266)	(27,858)
Other income and (expense):
Interest income	117	187	302
Interest expense	(61)	—	(5)
Other income	368	3	142
Total other income	424	190	439
Loss before income taxes	(18,018)	(5,076)	(27,419)
Income tax (benefit) expense	(1,884)	28,909	(7,769)
Net loss	$(16,134)	$(33,985)	$(19,650)
Loss per share:
Basic	$(0.75)	$(1.61)	$(0.95)
Diluted	$(0.75)	$(1.61)	$(0.95)
Common shares and equivalents outstanding:
Basic weighted average shares	21,528	21,045	20,773
Diluted weighted average shares	21,528	21,045	20,773

See accompanying notes to consolidated financial statements
* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 3)

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
		(As Adjusted)*	(As Adjusted)*
Net loss	$(16,134)	$(33,985)	$(19,650)
Other comprehensive income, net of tax:
Foreign currency translation gain	188	336	98
Unrealized gain (loss) on available-for-sale securities	—	23	(23)
Other comprehensive income	188	359	75
Comprehensive loss	$(15,946)	$(33,626)	$(19,575)

See accompanying notes to consolidated financial statements
* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 3)

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(As Adjusted)*

	Non-Designated Common Stock
						Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Treasury Stock	Accumulated Income (Loss)
	Shares	Amount
Balance—January 1, 2011	20,667	$2	$139,022	$—	$40,477	$223	$179,724
Stock Issued Upon the Exercise of Stock Options	182	—	800	—	—	—	800
Restricted Stock Award Vesting	87	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	12,353	—	—	—	12,353
Tax Benefit on Stock Option Exercised	—	—	(351)	—	—	—	(351)
Net loss	—	—	—	—	(19,650)	—	(19,650)
Other comprehensive income	—	—	—	—	—	75	75
Balance—December 31, 2011	20,936	$2	$151,824	$—	$20,827	$298	$172,951
Stock Issued Upon the Exercise of Stock Options	118	—	860	—	—	—	860
Restricted Stock Award Vesting	134	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	8,009	—	—	—	8,009
Net loss	—	—	—	—	(33,985)	—	(33,985)
Other comprehensive income	—	—	—	—	—	359	359
Balance—December 31, 2012	21,188	$2	$160,693	$—	$(13,158)	$657	$148,194
Stock Issued Upon the Exercise of Stock Options	550	—	2,457	—	—	—	2,457
Restricted Stock Award Vesting	301	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	9,241	—	—	—	9,241
Repurchase of Stock Option Exercised	(123)	—	(1,040)	—	—	—	(1,040)
Sale of Shares in Secondary Offering	10	—	160	—	—	—	160
Secondary Offering Costs	—	—	(388)	—	—	—	(388)
Purchase of Treasury Stock	(1,000)	—		(11,435)	—	—	(11,435)
Net loss	—	—	—	—	(16,134)	—	(16,134)
Other comprehensive income	—	—	—	—	—	188	188
Balance—December 31, 2013	20,926	$2	$171,123	$(11,435)	$(29,292)	$845	$131,243

See accompanying notes to consolidated financial statements
* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 3)

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
		(As Adjusted)*	(As Adjusted)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,134)	$(33,985)	$(19,650)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation expense	9,241	8,009	12,353
Bad debt expense	1,420	1,820	1,228
Depreciation and amortization	9,635	8,077	8,724
Deferred income tax (benefit) expense	(3,869)	25,953	(1,086)
Loss on disposal of equipment	278	783	318
Net change in:
Restricted cash	(37)	1	11
Accounts receivable	(9,477)	309	(5,058)
Inventory	(108)	185	3,168
Prepaid expenses and other current assets	(3,511)	1,165	110
Income tax receivable	827	6,515	(5,812)
Other assets	(1,680)	166	(25)
Accounts payable	3,702	(1,240)	(447)
Accrued compensation	(897)	5,093	1,200
Other current liabilities	4,250	635	3,979
Excess tax benefit from stock options exercised	—	—	(365)
Other long term liabilities	481	(99)	(52)
Deferred revenue	13,947	11,514	4,777
Net cash provided by operating activities	8,068	34,901	3,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,941)	(4,187)	(9,940)
Proceeds from sales (purchases) of available-for-sale securities	—	9,711	(3,301)
Increase in restricted cash related to Vivity Labs acquisition	(12,314)	—	—
Acquisitions, net of cash acquired	(25,675)	—	(75)
Net cash (used in) provided by investing activities	(46,930)	5,524	(13,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,457	862	800
Repurchase of shares from exercised stock options	(1,040)	—	—
Purchase of treasury stock	(11,435)	—	—
Tax benefit of stock options exercised	—	—	365
Proceeds from equity offering, net of issuance costs	(228)	—	—
Payments under capital lease obligations	(241)	(215)	(285)
Net cash (used in) provided by financing activities	(10,487)	647	880
(Decrease) increase in cash and cash equivalents	(49,349)	41,072	(9,063)
Effect of exchange rate changes in cash and cash equivalents	(16)	602	(177)
Net (decrease) increase in cash and cash equivalents	(49,365)	41,674	(9,240)
Cash and cash equivalents—beginning of year	148,190	106,516	115,756
Cash and cash equivalents—end of year	$98,825	$148,190	$106,516
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$18	$—	$5
Income taxes	$3,290	$4,040	$1,683
Noncash financing and investing activities:
Accrued purchase price of business acquisition	$3,375	$—	$—
Accrued liability for purchase of property and equipment	$192	$1,228	$204
Equipment acquired under capital lease	$702	$—	$16
See accompanying notes to consolidated financial statements
* Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 3)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language and reading learning solutions consisting of software products, online services, audio practice tools and mobile applications under the Rosetta Stone, Livemocha and Lexia brand names. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions, domestically and in certain international markets.  Following the Company's acquisitions in January 2014, of Vivity Labs, Inc. and Tell Me More S.A. (see Footnote 20, Subsequent Events), the Company also sells Vivity's brain fitness mobile applications and Tell Me More language learning solutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain numbers in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Revenue Recognition
The Company's primary sources of revenue are online subscriptions, software and bundles of software and online subscriptions. The Company also generates revenue from the sale of audio practice products and training and implementation services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts.
The Company identifies the units of accounting contained within our sales arrangements in accordance with ASC 605-25 Revenue Recognition - Multiple Element Arrangements (“ASC 605-25”). In doing so, the Company evaluates a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain software products and related services, the Company allocates the total arrangement consideration to all deliverables based on vendor-specific objective evidence of fair value, or VSOE, in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a substantial portion of its consumer revenue from Rosetta Stone Version 4 TOTALe which is a multi-element arrangement that includes perpetual software bundled with the subscription and conversational coaching components of the Company's TOTALe online service. The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the perpetual software, which is delivered at the time of sale, and the second deliverable is the subscription service. The Company allocates revenue between these two deliverables using the residual method based on the existence of VSOE of the subscription service. In the U.S., the Company offers consumers who purchase packaged software and audio practice products directly from the Company a 30-day, unconditional, full money-back refund. The Company also permits some of our retailers and distributors to return packaged products, subject to certain limitations. The Company establishes revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors.
For non-software multiple element arrangements the Company allocates revenue to all deliverables based on their relative selling prices.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company distributes its products and services both directly to the end customer and indirectly through resellers. Our resellers earn commissions generally calculated as a fixed percentage of the gross sale to the end customer. The Company evaluates each of its reseller relationships in accordance with ASC 605-45 Revenue Recognition - Principal Agent Considerations (“ASC 605-45”) to determine whether the revenue recognized from indirect sales should be the gross amount of the contract with the end customer or reduced for the reseller commission. In making this determination the Company evaluates a variety of factors including whether it is the primary obligor to the end customer.

Revenue for online service subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met. Rosetta Stone Version 4 TOTALe bundles, which include an online service subscription including conversational coaching and packaged software, allow customers to begin their online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. Online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement or the estimated customer life. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.

Software products include sales to end user customers and resellers. In most cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For most product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. A limited amount of packaged software products are sold to resellers on a consignment basis. Revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with ASC 985-605-50 Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue.
The Company offers customers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months, a successful collection history has been established and these fees are fixed and determinable, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met. Packaged software is provided to customers who purchase directly from our company with a limited right of return. The Company allows its retailers to return unsold products, subject to some limitations. In accordance with ASC subtopic 985-605-15, Software: Revenue Recognition: Products ("ASC 985-605-15"), product revenue is reduced for estimated returns, which are based on historical return rates.
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
Business Combinations
     The Company recognized all of the assets acquired, liabilities assumed and contractual contingencies from the acquired company as well as contingent consideration at fair value on the acquisition date. The excess of the total purchase price over the fair value of the assets and liabilities acquired is recognized as goodwill. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as adjustments to goodwill.
Cash and Cash Equivalents

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and demand deposits with financial institutions.
Restricted Cash
$12.3 million of restricted cash as of December 31, 2013 is restricted for the payment of the purchase price for the acquisition of Vivity Labs, Inc. which occurred on January 2, 2014 (see Footnote 20, Subsequent Events) and the remainder is restricted for the reimbursement of funds to employees under the Company's flexible benefit plan and security for a credit card processing vendor.
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
Concentrations of Credit Risk
Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash. The Company sells products to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2013, 2012 or 2011. The Company had four customers that collectively accounted for 31% of accounts receivable at December 31, 2013 and four customers that collectively accounted for 32% of accounts receivable at December 31, 2012. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.
Fair Value of Financial Instruments
The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures, ("ASC 820"). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:
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
During 2012, the Company made a payment of $300,000 in accordance with the terms of the November 1, 2009 acquisition of certain assets from SGLC International Co. Ltd., a software reseller headquartered in Seoul, South Korea.
Property and Equipment

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property, leasehold improvements, equipment, and software is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

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
Valuation of Long-Lived Assets
In accordance with ASC topic 360, Property, Plant and Equipment ("ASC 360"), the Company evaluates the recoverability of its long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on its analysis, the Company believes that no impairment of its long-lived assets was indicated as of December 31, 2013 and 2012.
Intangible Assets
Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark, and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives in accordance with ASC topic 350, Intangibles—Goodwill and Other ("ASC 350"). Annually, as of December 31, and more frequently if a triggering event occurs, the Company reviews its indefinite lived intangible assets for impairment in accordance with ASC 350. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. There has been no impairment of intangible assets during any of the periods presented.
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. The Company tests goodwill for impairment annually on June 30 of each year or more frequently if impairment indicators arise. Goodwill is tested for impairment at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value the Company performs "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, the Company measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. At June 30, 2013 the Company performed our annual impairment test beginning with Step 1. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beginning in the fourth quarter of 2012, the Company began reporting its results in three reportable segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, ROW Consumer, and Global Enterprise & Education. Accordingly, the Company allocated goodwill from the former Consumer reporting unit to the new reporting units, North America Consumer and ROW Consumer, based on the relative fair value of each reporting unit as of October 31, 2012. In doing so, the Company evaluated the results of the allocation of goodwill for events or indicators that would require further impairment testing, noting none. The Company will continue to review for impairment indicators in future periods.
For income tax purposes, the goodwill balance is amortized over a period of 15 years.
Guarantees
Indemnifications are provided of varying scope and size to certain enterprise and education customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations.
Cost of Product and Subscription and Service Revenue
Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute the Company's products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The Company believes cost of subscription and service revenue primarily represents costs associated with supporting the online language learning service, which includes online language conversation coaching, hosting costs and depreciation. Also included are the costs of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue.
Research and Development
Research and development expenses include employee compensation costs, consulting fees and overhead costs associated with product development. Software products are developed for sale to external customers. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. The Company has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred.
Software Developed for Internal Use
Product development also includes certain software products for internal use. Development costs for internal use software are expensed as incurred until the project reaches the application development stage, in accordance with ASC 350. Internal-use software is defined to have the following characteristics: (a) the software is internally developed, or modified solely to meet the entity's internal needs, and (b) during the software's development or modification, no substantive plan exists or is being developed to market the software externally. Internally developed software is amortized over a three-year useful life.
For the years ended December 31, 2013, 2012 and 2011, the Company capitalized $4.8 million, $2.2 million, and $2.5 million in internal-use software, respectively.
For the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization expense relating to internal-use software of $1.8 million, $0.4 million, and $0.9 million.
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
Net Loss Per Share
Net loss per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic loss per share is computed using net loss and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive. When there is a net loss, there is a presumption that there are no dilutive shares as these would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share:

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(16,134)	$(33,985)	$(19,650)
Denominator:
Weighted average number of common shares:
Basic	21,528	21,045	20,773
Diluted	21,528	21,045	20,773
Loss per common share:
Basic	$(0.75)	$(1.61)	$(0.95)
Diluted	$(0.75)	$(1.61)	$(0.95)

Share-based awards to purchase approximately1.3 million, 1.4 million and1.0 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders' equity. For the years ended December 31, 2013, 2012 and 2011, the Company's comprehensive income (loss) consisted of net income (loss), foreign currency translation gains (losses) and the net unrealized gains (losses) on available-for-sale securities.
Components of accumulated other comprehensive income (loss) as of December 31, 2013 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period	$657	$657
Other comprehensive income before reclassifications	188	188
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income, net	188	188
Accumulated other comprehensive loss	$845	$845
During the year ended December 31, 2013, there were no reclassifications out of accumulated other comprehensive income.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the available-for-sale securities on total comprehensive income (loss) (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(16,134)	$(33,985)	$(19,650)
Foreign currency translation gain	188	336	98
Unrealized gain (loss) on available-for-sale securities	—	23	(23)
Total comprehensive loss	$(15,946)	$(33,626)	$(19,575)
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2013, 2012, and 2011 were $63.6 million, $66.2 million and $74.4 million, respectively.
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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this guidance beginning in fiscal year 2013, and the adoption of such guidance did not have a material impact on the presentation of Company’s reported results of operations or financial position.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CHANGES IN ACCOUNTING PRINCIPLE

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

The following tables present the effects of the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable SaaS contracts for all periods presented, effective as of January 1, 2011 (in thousands):

Consolidated Balance Sheets (in thousands)

	December 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Prepaid expense and other current assets	$7,707	$4,587	$12,294
Total current assets	$186,134	$4,587	$190,721
Other assets	$3,111	$113	$3,224
Total assets	$286,076	$4,700	290,776
Accumulated loss	$(33,992)	$4,700	$(29,292)
Total stockholders' equity	$126,543	$4,700	$131,243
Total liabilities and stockholders' equity	$286,076	$4,700	$290,776

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. CHANGES IN ACCOUNTING PRINCIPLE (Continued)

	December 31, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Prepaid expense and other current assets	$5,283	$3,398	$8,681
Total current assets	$211,177	$3,398	$214,575
Other assets	$1,744	$193	$1,937
Total assets	$275,855	$3,591	$279,446
Accumulated loss	$(16,749)	$3,591	$(13,158)
Total stockholders' equity	$144,603	$3,591	$148,194
Total liabilities and stockholders' equity	$275,855	$3,591	$279,446
Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Sales and marketing	$147,242	$(1,138)	$146,104
Loss from operations	$(19,580)	$1,138	$(18,442)
Income tax benefit (provision)	$(1,913)	$29	$(1,884)
Net loss	$(17,242)	$1,108	$(16,134)
Basic net loss per share	$(0.80)	$0.05	$(0.75)
Diluted net loss per share	$(0.80)	$0.05	$(0.75)
Shares used in computing basic net loss per share	21,528		21,528
Shares used in computing diluted net loss per share	21,528		21,528

	Year Ended December 31, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$151,646	$(764)	$150,882
Loss from operations	$(6,030)	$764	$(5,266)
Income tax benefit (provision)	$29,991	$(1,082)	$28,909
Net loss	$(35,831)	$1,846	$(33,985)
Basic net loss per share	$(1.70)	$0.09	$(1.61)
Diluted net loss per share	$(1.70)	$0.09	$(1.61)
Shares used in computing basic net loss per share	21,045		21,045
Shares used in computing diluted net loss per share	21,045		21,045

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. CHANGES IN ACCOUNTING PRINCIPLE (Continued)

	Year Ended December 31, 2011
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$161,491	$(549)	$160,942
Loss from operations	$(28,407)	$549	$(27,858)
Income tax benefit (provision)	$(7,980)	$211	$(7,769)
Net loss	$(19,988)	$338	$(19,650)
Basic net loss per share	$(0.96)	$0.01	$(0.95)
Diluted net loss per share	$(0.96)	$0.01	$(0.95)
Shares used in computing basic net loss per share	20,773		20,773
Shares used in computing diluted net loss per share	20,773		20,773
Consolidated Statements of Comprehensive Loss (in thousands)

	Year Ended December 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Net loss	$(17,242)	$1,108	$(16,134)
Other comprehensive income (loss)	(17,054)	$1,108	$(15,946)

	Year Ended December 31, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(35,831)	$1,846	$(33,985)
Other comprehensive income (loss)	$(35,472)	$1,846	$(33,626)

	Year Ended December 31, 2011
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(19,988)	$338	$(19,650)
Other comprehensive income (loss)	$(19,913)	$338	$(19,575)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. CHANGES IN ACCOUNTING PRINCIPLE (Continued)

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Net loss	$(17,242)	$1,108	$(16,134)
Deferred income tax provision	$(3,898)	$29	$(3,869)
Prepaid expenses and other current assets	$(2,295)	$(1,216)	$(3,511)
Other assets	$(1,759)	$79	$(1,680)
Net cash provided by operating activities	$8,068	$—	$8,068

	Year Ended December 31, 2012
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(35,831)	$1,846	$(33,985)
Deferred income tax provision	$27,035	$(1,082)	$25,953
Prepaid expenses and other current assets	$1,870	$(705)	$1,165
Other assets	$225	$(59)	$166
Net cash provided by operating activities	$34,901	$—	$34,901

	Year Ended December 31, 2011
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(19,988)	$338	$(19,650)
Deferred income tax provision	$(1,297)	$211	$(1,086)
Prepaid expenses and other current assets	$659	$(549)	$110
Other assets	$(25)	$—	$(25)
Net cash provided by operating activities	$3,373	$—	$3,373

The change in accounting principle resulted in an increase to accumulated income of $1,407 thousand as of January 1, 2011 to $40,476 thousand from $39,069 thousand, as previously reported.

4. INVENTORY
Inventory consisted of the following (in thousands):

	As of December 31,
	2013	2012
Raw materials	$3,267	$3,570
Finished goods	3,372	3,011
Total inventory	$6,639	$6,581
5. BUSINESS COMBINATIONS
Livemocha

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

On April 1, 2013, the Company completed its acquisition of Livemocha (the “Livemocha Merger”). Livemocha is one of the world’s largest online language-learning communities with over 16 million registered members. The acquisition of Livemocha’s technology platform will accelerate the Company’s transition to cloud-based learning solutions and reinforce its leadership position in the competitive language-learning industry. The aggregate amount of consideration paid by the Company was $8.4 million in cash.

The acquisition of Livemocha resulted in goodwill of approximately $5.2 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Livemocha Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Merger were $0.4 million during the year ended December 31, 2013. The results of operations for Livemocha have been included in the consolidated results of operations for the period April 1, 2013 through December 31, 2013.

The Company has allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Livemocha Merger. The table below summarizes the estimates of fair value of the Livemocha assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.

The purchase price is allocated as follows (in thousands):

Cash	$191
Accounts receivable	227
Other current assets	93
Fixed assets	35
Accounts payable and accrued expenses	(956)
Deferred revenue	(743)
Net deferred tax liability	(1,161)
Net tangible assets acquired	(2,314)
Goodwill	5,185
Amortizable intangible assets	5,500
Purchase Price	$8,371

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value April 1, 2013
Online community	3 years	$1,800
Enterprise relationships	5 years	100
Technology platform	5 years	3,400
Tradename	2 years	200
Total assets		$5,500
In connection with the Livemocha Merger, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired.  As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $1.2 million. Such reduction was recognized as an income tax benefit in the consolidated statements of operations for the year ended December 31, 2013.
Lexia

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

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

All expenditures incurred in connection with the Lexia Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Lexia Merger were $0.1 million during the year ended December 31, 2013. The results of operations for Lexia have been included in the consolidated results of operations for the period August 1, 2013 through December 31, 2013.

The Company has preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Lexia acquisition. The table below summarizes the preliminary estimates of fair value of the Lexia assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. The Company has substantially completed the purchase price allocations for the 2013 acquisitions. However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

The preliminary purchase price is allocated as follows (in thousands):

Cash	$263
Accounts receivable	2,404
Other current assets	105
Fixed assets	255
Accounts payable and accrued expenses	(899)
Deferred revenue	(1,223)
Net deferred tax liability	(4,210)
Net tangible assets acquired	(3,305)
Goodwill	9,938
Amortizable intangible assets	14,500
Preliminary purchase price	$21,133

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value August 1, 2013
Enterprise relationships	10 years	$9,400
Technology platform	7 years	4,100
Tradename	5 years	1,000
Total assets		$14,500

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

Pro Forma Adjusted Summary

The results of Livemocha and Lexia’s operations have been included in the consolidated financial statements subsequent to the acquisition date.

The following schedule presents unaudited consolidated pro forma results of operations data as if the Livemocha and Lexia Mergers (the "Mergers”) had occurred on January 1, 2012. This information does not purport to be indicative of the actual results that would have occurred if the Mergers had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Revenue	$266,998	$277,033
Net loss	$(25,212)	$(54,152)
Basic loss per share	$(1.17)	$(2.57)
Diluted loss per share	$(1.17)	$(2.57)

The operations of Livemocha have been integrated into the overall operations of the Company. The results of Livemocha are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore it is impracticable to report revenue and earnings from Livemocha for the year ended December 31, 2013. The Company recorded revenue of $1.2 million and a net loss of $4.5 million from Lexia for the year ended December 31, 2013.
During 2012, the Company made a payment of $300,000 in accordance with the terms of the November 1, 2009 acquisition of certain assets from SGLC International Co. Ltd., a software reseller headquartered in Seoul, South Korea.
Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the date of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management's estimates.

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2013	2012
Land	$390	$390
Buildings and improvements	8,170	8,145
Leasehold improvements	1,657	1,854
Computer equipment	17,077	15,704
Software	24,594	18,754
Furniture and equipment	4,190	4,895
	56,078	49,742
Less: accumulated depreciation	(38,312)	(32,529)
Property and equipment, net	$17,766	$17,213

The Company leases certain computer equipment, software and machinery under capital lease agreements. As of December 31, 2013 and 2012, leased computer equipment and software included in property and equipment above was $0.7 million and $0.1 million, respectively.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. PROPERTY AND EQUIPMENT (Continued)

The Company recorded depreciation expense for the years ended December 31, 2013, 2012 and 2011 in the amount of $7.8 million, $8.0 million, and $8.6 million, respectively.
There were no impairment charges for the years ended December 31, 2013 and 2012.

7. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisition of Livemocha in April 2013 and the acquisition of Lexia in August 2013.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, or more frequently, if impairment indicators arise. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition. Beginning in the fourth quarter of 2012, the Company began reporting its results in three reportable segments, which resulted in three reporting units for goodwill impairment purposes—North America Consumer, ROW Consumer, and Global Enterprise & Education. The table below has been updated to present the current reporting units and the change in the allocation of goodwill.
The following table represents the balance and changes in goodwill for the years ended December 31, 2013 and 2012 (in thousands):

	North America Consumer	Rest of World Consumer	Global Enterprise & Education	Total
Balance as of January 1, 2012	$15,679	$—	$19,162	$34,841
Effect of change in foreign currency rate	17	—	23	40
Balance as of October 30, 2012	15,696	—	19,185	34,881
Change in reporting units	(2,197)	2,197	—	—
Effect of change in foreign currency rate	—	2	13	15
Balance as of December 31, 2012	13,499	2,199	19,198	34,896
Acquisition of Livemocha	4,472	—	720	5,192
Acquisition of Lexia	—	—	9,962	9,962
Effect of change in foreign currency rate	—	1	8	9
Balance as of December 31, 2013	$17,971	$2,200	$29,888	$50,059
8. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name/ trademark	$11,807	$(158)	$11,649	$10,607	$—	$10,607
Core technology	9,954	(3,207)	6,747	2,453	(2,453)	—
Customer relationships	22,152	(11,720)	10,432	10,850	(10,850)	—
Website	12	(12)	—	12	(12)	—
Patents	300	(122)	178	300	(82)	218
Total	$44,225	$(15,219)	$29,006	$24,222	$(13,397)	$10,825
The Company recorded intangible assets of $23.8 million, associated with the acquisition of Rosetta Stone Ltd. in January 2006, including our indefinite-live Rosetta Stone trade name.
The Company recorded intangible assets of $5.5 million with the acquisition of Livemocha in April 2013, consisting of an online community, enterprise relationships, technology platform and the Livemocha trade name. The estimated useful lives of these intangible assets range from two to five years.
The Company recorded intangible assets of $14.5 million with the acquisition of Lexia in August 2013, consisting of enterprise relationships, technology platform and the Lexia trade name. The estimated useful lives of these intangible assets range from five to ten years.
Included within the Trade name/ trademark intangible assets is approximately $10.6 million for the Rosetta Stone trade name. This intangible asset is considered to have an indefinite useful life and is therefore not amortized, but rather tested for impairment on at least an annual basis.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INTANGIBLE ASSETS (Continued)

The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the weighted average remaining useful lives of the Company's amortizing intangible assets:

Weighted Average Life
Trade name / trademark	50 months
Core technology	67 months
Customer relationships	100 months
Patents	57 months
There were no impairment charges for the year ended December 31, 2013 and 2012.
Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Included in cost of revenue:
Cost of product revenue	$—	$—	$—
Cost of subscription and service revenue	244	—	—
Total included in cost of revenue	244	—	—
Included in operating expenses:
Sales and marketing	1,028	—	45
Research & development	550	40	40
General and administrative	—	—	—
Total included in operating expenses	1,578	40	85
Total	$1,822	$40	$85
The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2013 (in thousands):

As of December 31, 2013
2014	$3,171
2015	3,087
2016	2,605
2017	2,453
2018	1,839
Thereafter	5,244
Total	$18,399
9. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. OTHER CURRENT LIABILITIES (Continued)

	As of December 31,
	2013	2012
Accrued marketing expenses	$19,885	$16,922
Accrued professional and consulting fees	4,570	3,282
Sales return reserve	4,834	5,883
Sales, withholding, and property taxes payable	3,968	3,451
Other	8,935	6,849
	$42,192	$36,387
10. BORROWING AGREEMENT
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

11. STOCK-BASED COMPENSATION
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
2009 Omnibus Incentive Plan
On February 27, 2009, the Company's Board of Directors approved a new Stock Incentive and Award Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan.
Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At December 31, 2013 there were 2,580,846 shares available for future grant under the 2009 Plan.
In accordance with ASC 718, the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes pricing model to value its stock options, which requires the use of estimates, including future stock price

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

volatility, expected term and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model as follows:

Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	64%-67%	64%-66%	57%-64%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	0.75%-1.65%	0.60%-0.88%	1.14%-2.59%
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
Stock Options—The following table summarizes the Company's stock option activity from January 1, 2013 to December 31, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2013	2,470,347	$12.57	6.98	$6,760,327
Options granted	636,656	14.82
Options exercised	(549,722)	5.95
Options cancelled	(629,729)	17.42
Options Outstanding, December 31, 2013	1,927,552	13.61	7.54	2,829,380
Vested and expected to vest at December 31, 2013	1,787,571	13.63	7.43	2,734,041
Exercisable at December 31, 2013	817,870	$13.94	6.08	$1,746,647
During the second quarter of 2013, the Company allowed a former executive to net exercise 213,564 vested stock options with an exercise price of $3.85. In the net exercise, the Company repurchased 123,367 shares from the former employee based on the Company's stock price on the exercise date of $15.09 for $1.0 million.
As of December 31, 2013 and 2012, there was approximately $6.8 million and $6.8 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.53 and 2.52 years, respectively.
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
The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2013 was 7.54 years and $2.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2012 was 6.98 years and $6.8 million, respectively. As of

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

December 31, 2013, options that were vested and exercisable totaled 817,870 shares of common stock with a weighted average exercise price per share of $13.94.
The weighted average grant-date fair value per share of stock options granted was $8.88 and $5.94 for the years ended December 31, 2013 and 2012, respectively.
The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount is subject to change based on changes to the fair market value of the Company's common stock.
The following table summarizes the Company's restricted stock activity for the years ended December 31, 2013 and 2012, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2012	323,010	$18.22	$5,885,242
Awards granted	651,978	8.88
Awards vested	(133,831)	16.85
Awards canceled	(83,054)	12.68
Nonvested Awards, December 31, 2012	758,103	11.00	8,339,133
Awards granted	352,985	14.83
Awards vested	(304,560)	11.72
Awards canceled	(172,497)	12.88
Nonvested Awards, December 31, 2013	634,031	12.28	7,785,901
During 2013 and 2012, 352,985 and 651,978 shares of restricted stock were granted, respectively. The aggregate grant date fair value of the awards in 2013 and 2012 was $5.2 million and $5.8 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.
During 2013, 172,497 shares of restricted stock were forfeited. As of December 31, 2013, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $5.7 million and is expected to be recognized over a period of 2.78 years.
Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.
Restricted Stock Units—During 2013 and 2012, 24,779 and 44,241 restricted stock units were granted, respectively. The aggregate grant date fair value of the awards in 2013 and 2012 was $0.4 million and $0.6 million, respectively, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
Long Term Incentive Program—On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (“2013 LTIP”). The 2013 LTIP is administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “Plan”) and the shares awarded under the 2013 LTIP will be taken from the shares reserved under the Plan. The purpose of the 2013 LTIP is to: motivate senior management and other executives to achieve key financial and strategic business objectives of the Company; offer eligible executives of the Company a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. The 2013 LTIP is effective from January 1, 2013 until December 31, 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Executives designated by the board of directors will be eligible to receive performance stock awards and cash upon the Company’s achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order for the granting of any performance stock award or any cash payment to be made under the 2013 LTIP, the Company must meet the minimum threshold requirements for a performance goal for the 2014 fiscal year in addition to the cumulative performance goals for the two year period ended December 31, 2014. Each performance goal is mutually exclusive.  Each performance goal has a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target.

The maximum number of shares to be issued as performance share awards is 512,400 and the maximum cash payout is$2.7 million, although executives hired after the approval of the 2013 LTIP may be allowed to participate at the discretion of the board of directors, which could raise the overall share awards and cash payouts. The minimum number of shares to be issued as performance stock awards is zero, and the minimum cash payout is zero. If performance stock awards are granted, the shares will be 100% vested as of the date of grant. There will be no subsequent holding period requirement.

Before any granting of performance stock awards or payment of cash pursuant to an award granted under the 2013 LTIP can be made, the material terms of the performance goals must be disclosed to, and subsequently approved by, the stockholders, in accordance with Treasury Regulation Section 1.162-27(e)(4).

The Company’s stockholders approved the material terms of the performance goals on May 23, 2013, the grant date for the performance stock awards.  The amount of share-based compensation expense recognized related to the 2013 LTIP was $1.4 million for the year ended December 31, 2013.  $0.6 million of expense was recognized related to the cash-based portion of the 2013 LTIP for the year ended December 31, 2013.
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
On November 30, 2011, as a result of the substantial reduction in incentive and retentive value of the plan, the board of directors canceled the LTIP. As a result of the cancellation, the company recognized $4.9 million in stock-based compensation expense equal to the total unamortized value of the awards. There were no shares issued from the LTIP to any executive prior to its cancellation.
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
The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

	Years Ended December 31,
	2013	2012	2011
Included in cost of revenue:
Cost of product revenue	$109	$110	$30
Cost of subscription and service revenue	66	178	25
Total included in cost of revenue	175	288	55
Included in operating expenses:
Sales and marketing	1,840	1,185	1,932
Research & development	1,460	1,547	2,448
General and administrative	5,766	4,989	7,918
Total included in operating expenses	9,066	7,721	12,298
Total	$9,241	$8,009	$12,353
12. STOCKHOLDERS' EQUITY
At December 31, 2013, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2013 and 2012, the Company had shares of Common Stock issued of 22,588,484 and 21,950,671, respectively, and shares of Common Stock outstanding of 21,588,484 and 21,950,671, respectively.
On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permitted certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00. During November and December 2013, ABS Capital Partners IV Trust sold the remainder of its common stock holdings in the Company.  As of December 31, 2013, Norwest Equity Partners VIII, LP continues to hold only a nominal number of shares of common stock. The shelf also provides the Company with the flexibility to offer an amount of equity or issue debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares at a per share price of $16.00 in the offering.

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, and applicable legal requirements. The Company expects to fund the repurchases through existing cash balances and cash generated from operations. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1.0 million shares at a weighted average price of $11.44 per share as part of this program. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation that vest immediately. The Company recorded expenses for the Plan totaling $1.9 million, $1.6 million, and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 89 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments as of December 31, 2013 and the years thereafter (in thousands):

As of December 31, 2013
Periods Ending December 31,
2014	$6,342
2015	5,049
2016	4,439
2017	4,140
2018	3,926
$23,896
Total expenses under operating leases were $7.1 million, $9.5 million and $13.5 million during the years ended December 31, 2013, 2012 and 2011 respectively.
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
Royalty Agreement
On December 28, 2006 the Company entered into an agreement to license software from a vendor for incorporation in software products that the Company is developing. The agreement required a one-time, non-refundable payment of $0.3 million, which was expensed in full as research and development costs during 2006 because the products into which the licensed software were to be incorporated had not yet reached technological feasibility. In addition, the agreement specifies that, in the event the software is incorporated into specified Company software products, royalties will be due at a rate of 20% of sales for those products up to an additional amount totaling $0.4 million. There were no additional royalty payments made under this agreement in 2013, 2012 or 2011.
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

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne affirmed the District Court's decision. Langenscheidt has not posted the necessary bond to immediately enforce that decision. The Company commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying Rosetta Stone’s request to cancel Langenscheidt’s German trademark registration. The Company has filed appeals of the decisions in both cases to the German Federal Supreme Court on the grounds of law. The Company cannot predict the timing and ultimate outcome of this matter, however, the Company believes the range of possible loss is immaterial to the consolidated financial statements. Even if the plaintiff is unsuccessful in its claims against the Company, the Company will incur legal fees and other costs in the defense of these claims and appeals.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES
The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Inventory	$731	$873
Amortization and depreciation	1,450	7,273
Net operating loss carryforwards	13,461	3,107
Deferred revenue	3,153	2,548
Accrued liabilities	10,308	10,189
Stock-based compensation	5,009	5,613
Bad debt reserve	374	441
Foreign currency translation	341	286
Foreign and other tax credits	1,221	445
Gross deferred tax assets	36,048	30,775
Valuation allowance	(33,866)	(29,671)
Net deferred tax assets	2,182	1,104
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(9,687)	(8,400)
Prepaid expenses	(2,100)	(759)
Other	(5)	(6)
Gross deferred tax liabilities	(11,792)	(9,165)
Net deferred tax liabilities	$(9,610)	$(8,061)

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

In connection with the Livemocha purchase accounting, the Company recognized net deferred tax liabilities of $1.2 million associated with the book/tax differences on acquired intangible assets and deferred revenue, offset by deferred tax assets associated with acquired net operating loss ("NOL") carryforwards. The effect of this on the tax provision for the Company resulted in a release of its valuation allowance equal to the amount of the net deferred tax liability recognized at the time of the Livemocha Merger. Thus, a tax benefit of $1.2 million was recorded during the three months ended June 30, 2013. During the fourth quarter of 2013, the Company elected to treat the acquisition as an asset acquisition for tax purposes.  Accordingly, the Company wrote off net deferred tax liabilities of $0.9 million against the original net deferred tax liabilities recognized during the three months ended June 30, 2013.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

For the year ended December 31, 2013, the Company’s recorded income tax benefit of $1.9 million is primarily attributable to a partial valuation allowance release of $5.4 million related to the net deferred tax liabilities acquired with the Livemocha and Lexia acquisitions, offset by income related to current year profits of operations in Canada, Germany, and the U.K., foreign withholding taxes, the tax impact related to amortization of indefinite lived intangibles, and an inability to recognize tax benefits associated with current year losses associated with operations in Brazil, Korea, Japan, and the U.S.

During the second quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary resulting in a non-cash charge of $0.4 million. During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan, and the U.S., resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million, respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of December 31, 2012, a full valuation allowance was provided for domestic and certain foreign deferred tax assets in those jurisdictions where the Company has determined the deferred tax assets will more likely than not be realized.
As of December 31, 2013, the Company had federal tax NOL carryforwards in the amount of $20.0 million in the U.S. that if not utilized, would begin to expire in 2031. During the year ended December 31, 2013 the Company utilized $0.8 million of state NOL’s acquired by Lexia. As of December 31, 2013, the Company had state tax NOL carryforwards in the amount of $20.0 million in the U.S. that if not utilized, would begin to expire in 2017. Additionally, the Company has foreign tax credit carryforwards of $0.6 million, which if not utilized, would expire in 2022.
As of December 31, 2013, the Company had foreign net operating loss carryforwards related to operations in Japan of $7.3 million which expire in 2020, Brazil of $4.0 million which have an unlimited carryforward, and Korea of $6.2 million which expire in 2024.
If future events change the outcome of the Company's projected return to profitability, a valuation allowance may not be required to reduce the deferred tax assets. The Company will continue to assess the need for a valuation allowance.
The components of income (loss) before income taxes and the provision for taxes on income consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(14,360)	$(933)	$(32,708)
Foreign	(3,658)	(4,143)	5,289
Loss before income taxes	$(18,018)	$(5,076)	$(27,419)
Current:
Federal	$155	$288	$(8,758)
State	123	333	(582)
Foreign	1,709	2,150	3,458
Total current	$1,987	$2,771	$(5,882)
Deferred:
Federal	$(3,972)	$20,075	$(498)
State	(112)	3,278	(857)
Foreign	213	2,785	(532)
Total deferred	(3,871)	26,138	(1,887)
Provision (benefit) for income taxes	$(1,884)	$28,909	$(7,769)
Reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

	Year Ended December 31,
	2013	2012	2011
Income tax expense at statutory federal rate	$(6,306)	$(2,024)	$(9,600)
State income tax expense, net of federal income tax effect	7	216	(844)
Domestic production activities deduction	—	(81)	580
Nondeductible LTIP expense	—	—	2,062
Nondeductible intercompany interest	—	—	29
Acquired intangibles	(859)	—	—
Other nondeductible expenses	1,105	504	698
Tax rate differential on foreign operations	(264)	(346)	(209)
Increase in valuation allowance	4,263	28,679	—
Tax Audit Settlements	—	281	—
Change in prior year estimates	(17)	1,608	—
Other tax credits	—	—	(619)
Other	187	72	134
Income tax expense (benefit)	$(1,884)	$28,909	$(7,769)
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013 and 2012, the Company had $16,000 and $9,000 accrued for interest and penalties, respectively, in "Other Long Term Liabilities". During the year ended December 31, 2013, the Company accrued $7,000 of interest expense. During the year ended December 31, 2012, the Company accrued $42,000 of interest expense and paid $57,000 as settlement of its Japan audit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance at January 1,	$143	$165
Increases for tax positions taken during prior period	—	—
Increases for tax positions taken during current period	—	239
Settlements	—	(261)
Balance at December 31,	$143	$143
During the year ended December 31, 2013, the Company did not recognize additional unrecognized tax benefits. During the year ended December 31, 2012, the Company recognized $239,000 for unrecognized tax benefits and paid $261,000 as settlement of its Japan audit for the tax years 2008, 2009, and 2010. These liabilities for unrecognized tax benefits are included in "Other Long Term Liabilities." As of December 31, 2013 and 2012, the Company had $143,000 of unrecognized tax benefits, respectively, which if recognized, would affect income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company's tax years 2009, 2010, 2011 and 2012 are subject to examination by the tax authorities. As of December 31, 2013, the Company has a federal tax examination ongoing for income tax years 2009, 2010 and 2011.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

No provision was made in 2013 for U.S. income taxes on undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when it is tax effective to do so.
The Company made income tax payments of $3.3 million, $4.0 million, and $1.7 million in 2013, 2012 and 2011, respectively.
16. SEGMENT INFORMATION
During 2012, the Company had a change in our chief operating decision maker ("CODM"), which led to a change in the fourth quarter to what our CODM uses to measure profitability and allocate resources. Accordingly, beginning with the fourth quarter of 2012, the Company is managed in three operating segments—North America Consumer, ROW Consumer and Global Enterprise & Education. These segments also represent the Company's reportable segments. Concurrent with the change in reportable segments, the Company reviewed the expenses included in segment contribution. The Company identified additional expenses including certain customer care, coaching, finance and sales and marketing costs that directly benefit individual reportable segments and are included in segment contribution. Prior period data has been restated to be consistent with the current year presentation.
Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, and sales and marketing expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses, facilities and communication expenses, purchasing expenses and manufacturing support and logistic expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.
Operating results by segment for the twelve months ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenue:
North America consumer	$174,016	$172,826	$157,561
Rest of world consumer	30,420	40,248	50,465
Global Enterprise & Education	60,209	60,167	60,423
Total revenue	$264,645	$273,241	$268,449
Segment contribution:
North America consumer	$72,511	$70,767	$54,985
Rest of world consumer	(1,627)	(3,536)	(5,317)
Global Enterprise & Education	20,965	26,621	34,819
Total segment contribution	91,849	93,852	84,487
Unallocated expenses, net:
Unallocated cost of sales	4,586	6,104	7,042
Unallocated sales and marketing	16,447	16,633	22,581
Unallocated research and development	33,993	23,455	24,145
Unallocated general and administrative	54,423	52,926	58,577
Unallocated non-operating income/(expense)	(424)	(190)	(439)
Unallocated lease abandonment	842	—	—
Total unallocated expenses, net	109,867	98,928	111,906
Income (loss) before income taxes	$(18,018)	$(5,076)	$(27,419)

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
The information below summarizes revenue from customers by geographic area for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$223,404	$223,747	$212,122
International	41,241	49,494	56,327
Total Revenue	$264,645	$273,241	$268,449
The information below summarizes long-lived assets by geographic area for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	As of December 31,
	2013	2012	2011
United States	$17,205	$15,986	$18,417
International	561	1,227	2,452
Total	$17,766	$17,213	$20,869
17. RELATED PARTIES
As of December 31, 2013 and 2012, the Company had outstanding receivables from stockholders of $0, and outstanding receivables from employees in the amount of $55,000 and $60,000, respectively.
18. VALUATION AND QUALIFYING ACCOUNTS
The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Beginning balance	$1,297	$1,951	$1,761
Charged to costs and expenses	1,420	1,820	1,228
Deductions—accounts written off	(1,717)	(2,474)	(1,038)
Ending balance	$1,000	$1,297	$1,951
Sales return reserve:
Beginning balance	$5,883	$9,931	$8,391
Charged against revenue	14,258	11,148	24,922
Deductions—reserves utilized	(15,307)	(15,196)	(23,382)
Ending balance	$4,834	$5,883	9,931
Deferred income tax asset valuation allowance:
Beginning balance	$29,671	—	—
Charged to costs and expenses	9,566	29,671	—
Deductions	(5,371)	—	—
Ending balance	$33,866	$29,671	$—

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)
Summarized quarterly supplemental consolidated financial information for 2013 and 2012 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013
Revenue	$63,924	$62,139	$60,872	$77,710
Gross profit	$53,660	$51,915	$50,128	$63,228
Net loss	$(4,904)	$(3,213)	$(4,169)	$(3,848)
Basic loss per share	$(0.23)	$(0.15)	$(0.19)	$(0.18)
Shares used in basic per share computation	21,360	21,569	21,827	21,353
Diluted loss per share	$(0.23)	$(0.15)	$(0.19)	$(0.18)
Shares used in diluted per share computation	21,360	21,569	21,827	21,353
2012
Revenue	$69,449	$60,812	$64,279	$78,701
Gross profit	$55,975	$49,492	$53,094	$65,770
Net income (loss)	$(2,003)	$(4,554)	$(32,063)	$4,635
Basic loss per share	$(0.10)	$(0.22)	$(1.52)	$0.22
Shares used in basic per share computation	20,942	20,995	21,073	21,166
Diluted loss per share	$(0.10)	$(0.22)	$(1.52)	$0.21
Shares used in diluted per share computation	20,942	20,995	21,073	21,828
The summarized quarterly supplemental financial information above has been adjusted for the retrospective change in accounting principle for sales commissions, as disclosed in the Company's financial statements for the quarter ended September 30, 2013.
20. SUBSEQUENT EVENTS
On December 19, 2013, the Company executed a Share Purchase Agreement (the “Agreement”) pursuant to which Rosetta Stone Canada Inc., a wholly-owned, indirect subsidiary of the Company, agreed to purchase all of the outstanding shares of Vivity Labs Inc., a company organized under the laws of Canada, from its shareholders for $12.0 million in cash. The Agreement contains customary representations, warranties, covenants, indemnification obligations and closing conditions. The acquisition of Vivity Labs Inc. was completed on January 2, 2014. Based upon the timing of the acquisition subsequent to the end of the year, the initial accounting for the acquisition is incomplete at this time as the Company is in the process of determining the fair values of the net assets acquired and goodwill resulting from the acquisition.

On December 11, 2013, Rosetta Stone Inc. the Company executed a Stock Purchase Agreement (the “Agreement”) pursuant to which Rosetta Stone Ltd., a wholly-owned subsidiary of the Company, agreed to purchase all of the outstanding shares of Tell Me More S.A., a company organized under the laws of France, from its shareholders for approximately €20.75 million ($28.0 million), including assumed net debt. The Agreement contains customary representations, warranties, covenants, indemnification obligations and closing conditions. The acquisition of Tell Me More S.A. was completed on January 8, 2014. Based upon the timing of the acquisition subsequent to the end of the year, the initial accounting for the acquisition is incomplete at this time as the Company is in the process of determining the fair values of the net assets acquired and goodwill resulting from the acquisition.

On January 10, 2014, Rosetta Stone announced the restructuring of its Asian operations.  During the first quarter of 2014, the Company will close its office in Japan and streamline its operations in South Korea. As a result of these restructuring efforts, Rosetta Stone will reduce its work force by approximately 70 employees.  The Company will maintain its web-based presence in both countries and focus its efforts in South Korea more directly on further scaling the Proctor Assisted Learning

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUBSEQUENT EVENTS (Continued)

(“PAL”) channel.  The Company expects to incur a charge in the first quarter for the actions in Asia of $3.5 million to $4.0 million, predominantly for severance expenses, lease termination costs and inventory writedowns. All final decisions with respect to the reduction of operations in Japan and Korea were made on January 10, 2014. With respect to employee severance decisions, all communications to affected employees were made on that same date. All leased space to be abandoned will not occur until sometime in 2014. Inventory consists of software products and as the restructuring strategy is to eliminate the sales of products and move to a third party hosted model, such inventory will be destroyed in 2014 based on the date of the final decisions.

The Company also announced in the press release an effort to reduce general and administrative expenses through a planned space consolidation, primarily at its Arlington, Virginia headquarters location, resulting in a charge of $2.5 million to $3.5 million in the first quarter of 2014. All leased space was abandoned and ceased to be used by the Company on January 31, 2014.

EXHIBIT INDEX

Index to exhibits
3.1	(1)	Second Amended and Restated Certificate of Incorporation
3.2	(1)	Second Amended and Restated Bylaws
4.1	(1)	Specimen certificate evidencing shares of common stock
4.2	(1)	Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A Thereto
10.1	+(1)	2006 Incentive Option Plan
10.2	+(1)	2009 Omnibus Incentive Plan
10.3	+(1)	Director Form of Option Award Agreement under the 2006 Plan
10.4	+(1)	Executive Form of Option Award Agreement under the 2006 Plan
10.5	+(1)	Standard Form of Option Award Agreement under the 2006 Plan
10.6	+(1)	Form of Option Award Agreement under the 2009 Plan
10.7	(1)	Form of Indemnification Agreement entered into with each director and executive officer
10.8	(1)	Lease Agreement dated as of February 26, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended
10.9	(1)	Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd.
10.10	(1)	Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons, Ltd. dated as of December 22, 2006***
10.11	+(1)	Form of Restricted Stock Award under the 2009 Plan
10.12	+(1)	Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu dated February 20, 2009
10.13	+(2)	Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of November 9, 2010
10.14	+(3)	Executive Employment Agreement between Rosetta Stone Ltd. and Judy Verses effective as of October 5, 2011
10.15	+(3)	Executive Employment Agreement between Rosetta Stone Ltd. and Pragnesh Shah effective as of November 14, 2011
10.16	+(3)	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Michael Wu effective as of December 22, 2011
10.17	+(3)	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of December 22, 2011
10.18	+(3)	Second Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of February 22, 2012
10.19	+(3)	Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.20	+(3)	Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.21	+(3)	Amended Employee Form of Option Award Agreement Under 2009 Plan effective for awards after March 1, 2012.
10.22	+(3)	Amended Employee Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after March 1, 2012.
10.23	(4)	First Amendment to Sublease Agreement with The Corporate Executive Board, dated as of November 1, 2012.
10.24	(5)	Agreement and Plan of Merger among Rosetta Stone Ltd., Liberty Merger Sub Inc., LiveMocha, Inc., and Shareholder Representative Services LLC., dated April 1, 2013.
21.1		Rosetta Stone Inc. Subsidiaries
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1		The Power of Attorney with Board of Directors' Signatures
31.1		Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Index to exhibits
31.2		Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	++	Interactive Data Files
_______________________________________________________________________________

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

(1)	Incorporated by reference to exhibit filed with Registrant's registration statement on Form S-1 (File No. 333-153632), as amended.

(2)	Incorporated by reference to exhibit filed with Rosetta Stone's Current Report on Form 8-K dated October 13, 2010.

(3)	Incorporated by reference to exhibit filed with Rosetta Stone Form 10-K for the fiscal year ended December 31, 2011.

(4)	Incorporated by reference to exhibit filed with Rosetta Stone Form 10-K for the fiscal year ended December 31, 2012.

(5)	Incorporated by reference to exhibit filed with Rosetta Stone's Current Report on Form 8-K dated April 2, 2013.