Form 10-Q
period 2014-03-31
ROSETTA STONE INC
filed 2014-05-08
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☐     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
Commission file number: 1-34283
Rosetta Stone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	043837082 (I.R.S. Employer Identification No.)
1919 North Lynn St., 7th Fl. Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

800-788-0822
(Registrant’s telephone number, including area code)

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
As of April 25, 2014, there were 21,227,264 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$55,974	$98,825
Restricted cash	50	12,424
Accounts receivable (net of allowance for doubtful accounts of $1,542 and $1,000, respectively)	44,932	60,342
Inventory	8,416	6,639
Prepaid expenses and other current assets	13,257	12,294
Income tax receivable	947	197
Total current assets	123,576	190,721
Property and equipment, net	23,350	17,766
Goodwill	78,560	50,059
Intangible assets, net	39,610	29,006
Other assets	3,317	3,224
Total assets	$268,413	$290,776
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,740	$10,326
Accrued compensation	11,461	16,380
Obligations under capital lease	667	256
Other current liabilities	33,497	41,936
Deferred revenue	68,861	67,173
Total current liabilities	126,226	136,071
Deferred revenue	12,681	11,684
Deferred income taxes	10,548	9,022
Obligations under capital lease	4,092	217
Other long-term liabilities	2,369	2,539
Total liabilities	155,916	159,533
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,832 and 22,588 shares issued and 21,832 and 21,588 shares outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	172,982	171,123
Treasury stock, at cost, 1,000 shares at March 31, 2014 and 1,000 shares at December 31, 2013	(11,435)	(11,435)
Accumulated loss	(49,533)	(29,292)
Accumulated other comprehensive income	481	845
Total stockholders' equity	112,497	131,243
Total liabilities and stockholders' equity	$268,413	$290,776

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
		(As Adjusted)*
Revenue:
Product	$32,371	$37,592
Subscription and service	28,394	26,332
Total revenue	60,765	63,924
Cost of revenue:
Cost of product revenue	7,824	6,940
Cost of subscription and service revenue	4,347	3,324
Total cost of revenue	12,171	10,264
Gross profit	48,594	53,660
Operating expenses
Sales and marketing	39,096	37,273
Research and development	8,773	7,357
General and administrative	16,054	12,588
Goodwill impairment	2,199	—
Lease abandonment	3,571	793
Total operating expenses	69,693	58,011
Loss from operations	(21,099)	(4,351)
Other income and (expense):
Interest income	5	41
Interest expense	(56)	(45)
Other income:	226	419
Total other income (expense):	175	415
Loss before income taxes	(20,924)	(3,936)
Income tax (benefit) provision	(683)	968
Net loss	$(20,241)	$(4,904)
Loss per share:
Basic	$(0.96)	$(0.23)
Diluted	$(0.96)	$(0.23)
Common shares and equivalents outstanding:
Basic weighted average shares	21,125	21,360
Diluted weighted average shares	21,125	21,360

See accompanying notes to consolidated financial statements
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
		(As Adjusted)*
Net loss	$(20,241)	$(4,904)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(364)	(481)
Other comprehensive income (loss)	(364)	(481)
Comprehensive loss	$(20,605)	$(5,385)
   See accompanying notes to consolidated financial statements
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
		(As Adjusted)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,241)	$(4,904)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	1,406	1,668
Bad debt expense	957	(238)
Depreciation and amortization	3,434	2,372
Deferred income tax expense (benefit)	(756)	289
Loss on disposal of equipment	106	141
Loss on goodwill impairment	2,199	—
Net change in:
Restricted cash	60	32
Accounts receivable	17,916	11,135
Inventory	(1,034)	(746)
Prepaid expenses and other current assets	(213)	(2,446)
Income tax receivable	(639)	413
Other assets	62	105
Accounts payable	512	(209)
Accrued compensation	(8,123)	(6,412)
Other current liabilities	(9,461)	(4,253)
Other long term liabilities	(172)	371
Deferred revenue	358	(2,953)
Net cash provided by operating activities	(13,629)	(5,635)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,366)	(2,528)
Decrease in restricted cash for Vivity acquisition	12,314	—
Acquisitions, net of cash acquired	(40,161)	—
Net cash (used in) provided by investing activities	(29,213)	(2,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	454	349
Payments under capital lease obligations	(61)	(193)
Net cash (used in) provided by financing activities	393	156
Increase (decrease) in cash and cash equivalents	(42,449)	(8,007)
Effect of exchange rate changes in cash and cash equivalents	(402)	(872)
Net increase (decrease) in cash and cash equivalents	(42,851)	(8,879)
Cash and cash equivalents—beginning of period	98,825	148,190
Cash and cash equivalents—end of period	$55,974	$139,311
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$56	$1
Income taxes	$820	$1,175
Noncash financing and investing activities:
Accrued purchase price of business acquisition	$3,375	$—
Accrued liability for purchase of property and equipment	$353	$763
Equipment acquired under capital lease	$—	$586
See accompanying notes to consolidated financial statements
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language and reading learning solutions consisting of software products, online services, audio practice tools and mobile applications under the Rosetta Stone, Livemocha and Lexia brand names. Following the Company's acquisitions in January 2014 of Vivity Labs Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") (see Footnote 3, Business Combinations), the Company also sells Vivity's brain fitness mobile applications under the Fit Brains brand name and Tell Me More language learning solutions. The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions, domestically and in certain international markets.
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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014. The March 31, 2014 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014 and December 31, 2013, the Company’s results of operations for the three months ended March 31, 2014 and 2013 and its cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to March 31, 2014 or to the three months ended March 31, 2014 and 2013 in the notes to the consolidated financial statements are unaudited.
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
The Company identifies the units of accounting contained within our sales arrangements in accordance with Accounting Standards Codification ("ASC") 605-25 Revenue Recognition - Multiple Element Arrangements (“ASC 605-25”).

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In doing so, the Company evaluates a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain software products and related services, the Company allocates the total arrangement consideration to all deliverables based on vendor-specific objective evidence of fair value, or vendor-specific objective evidence ("VSOE"), in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a substantial portion of its consumer revenue from Rosetta Stone Version 4 TOTALe which is a multi-element arrangement that includes perpetual software bundled with the subscription and conversational coaching components of the Company's TOTALe online service. The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the perpetual software, which is delivered at the time of sale, and the second deliverable is the subscription service. The Company allocates revenue between these two deliverables using the residual method based on the existence of VSOE of the subscription service. In the US, the Company offers consumers who purchase packaged software and audio practice products directly from the Company a 30-day, unconditional, full money-back refund. The Company also permits some of our retailers and distributors to return packaged products, subject to certain limitations. The Company establishes revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors.
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

The following tables present the effects of the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable SaaS contracts for the current periods presented, effective as of January 1, 2012 (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Balance Sheets (in thousands)

	March 31, 2014			December 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Prepaid expense and other current assets	$6,662	$6,595	$13,257	$7,707	$4,587	$12,294
Total current assets	$116,981	$6,595	$123,576	$186,134	$4,587	$190,721
Other assets	$893	$2,424	$3,317	$3,111	$113	$3,224
Total assets	$259,394	$9,019	$268,413	$286,076	$4,700	290,776
Accumulated loss	$(58,552)	$9,019	$(49,533)	$(33,992)	$4,700	$(29,292)
Total stockholders' equity	$103,478	$9,019	$112,497	$126,543	$4,700	$131,243
Total liabilities and stockholders' equity	$259,394	$9,019	$268,413	$286,076	$4,700	$290,776
Consolidated Statements of Operations (in thousands, except per share data)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$40,473	$(1,377)	$39,096	$37,060	$213	$37,273
Loss from operations	$(22,476)	$1,377	$(21,099)	$(4,138)	$(213)	$(4,351)
Income tax (benefit) provision	$(848)	$165	$(683)	$977	$(9)	$968
Net loss	$(21,453)	$1,212	$(20,241)	$(4,700)	$(204)	$(4,904)
Basic net loss per share	$(1.02)	$0.06	$(0.96)	$(0.22)	$(0.01)	$(0.23)
Diluted net loss per share	$(1.02)	$0.06	$(0.96)	$(0.22)	$(0.01)	$(0.23)
Shares used in computing basic net loss per share	21,125	—	21,125	21,360	—	21,360
Shares used in computing diluted net loss per share	21,125	—	21,125	21,360	—	21,360
Consolidated Statements of Comprehensive Loss (in thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(21,453)	$1,212	$(20,241)	$(4,700)	$(204)	$(4,904)
Other comprehensive income (loss)	$(21,817)	$1,212	$(20,605)	$(5,181)	$(204)	$(5,385)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(21,453)	$1,212	$(20,241)	$(4,700)	$(204)	$(4,904)
Deferred income tax provision	$(921)	$165	$(756)	$298	$(9)	$289
Prepaid expenses and other current assets	$536	$(749)	$(213)	$(2,559)	$113	$(2,446)
Other assets	$690	$(628)	$62	$5	$100	$105
Net cash used in operating activities	$(13,629)	$—	$(13,629)	$(5,635)	$—	$(5,635)
The change in accounting principle resulted in a decrease to accumulated loss of $3,591 thousand as of January 1, 2013 to $13,158 thousand from $16,749 thousand, as previously reported.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of March 31, 2014. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2014 and 2013, the fair value of options granted was calculated using the following assumptions:

Three Months Ended March 31,
	2014	2013
Expected stock price volatility	63.7%-64.2%	66.4%-66.6%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.46%-1.72%	0.75%-0.87%

The Company reviews a group of comparable industry-related companies and its own data to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing our own and peer group data, the Company also considers the contractual option term and vesting period when determining the expected option life and forfeiture rate. For the risk-free interest rate, the Company uses a US Treasury Bond rate consistent with the estimated expected term of the option award.

The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$—	$1
Sales and marketing	428	174
Research and development	127	300
General and administrative	851	1,193
Total	$1,406	$1,668
Foreign Currency Translation and Transactions

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into US dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income (loss) in stockholders' equity.
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to US dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the available-for-sale securities on total comprehensive income (loss) (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
		(As Adjusted)*
Net loss	$(20,241)	$(4,904)
Foreign currency translation gain	(364)	(481)
Total comprehensive loss	$(20,605)	$(5,385)
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended March 31, 2014 and 2013 were $15.7 million and $15.0 million, respectively.
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for a situation in which some or all of such net operating loss carryforward, a similar loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance beginning in fiscal year 2014, and the adoption of such guidance did not have a material impact on the presentation of the Company’s reported results of operations or financial position.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS
Livemocha, Inc.

On April 1, 2013, the Company completed its acquisition of Livemocha, Inc. (the “Livemocha Merger”). Livemocha, Inc. is one of the world’s largest online language-learning communities with over 16 million registered members. The acquisition of Livemocha, Inc.’s technology platform has accelerated the Company’s transition to cloud-based learning solutions and reinforced its leadership position in the competitive language-learning industry. The aggregate amount of consideration paid by the Company was $8.4 million in cash.

The acquisition of Livemocha, Inc. resulted in goodwill of approximately $5.2 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Livemocha Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Livemocha Merger were $0.4 million during the year ended December 31, 2013. The results of operations for Livemocha, Inc. have been included in the consolidated results of operations since April 1, 2013.

The Company allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Livemocha Merger. The table below summarizes the estimates of fair value of the Livemocha, Inc. assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.

The Company finalized its allocation of the purchase price for Livemocha, Inc. as of March 31, 2014.

The purchase price was allocated as follows (in thousands):

Cash	$191
Accounts receivable	227
Other current assets	93
Fixed assets	35
Accounts payable and accrued expenses	(956)
Deferred revenue	(743)
Net deferred tax liability	(1,161)
Net tangible assets acquired	(2,314)
Goodwill	5,185
Amortizable intangible assets	5,500
Purchase Price	$8,371

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Useful Lives	Value
Online community	3 years	$1,800
Enterprise relationships	5 years	100
Technology platform	5 years	3,400
Tradename	2 years	200
Total assets		$5,500
In connection with the Livemocha Merger, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired. As a result of this deferred tax liability balance, the Company reduced its deferred tax asset

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

valuation allowance by $1.2 million. Such reduction was recognized as an income tax benefit in the consolidated statements of operations for the year ended December 31, 2013.
Lexia Learning Systems, Inc.

On August 1, 2013, the Company completed its acquisition of Lexia Learning Systems, Inc. (the “Lexia Merger”). Lexia is one of the most trusted and established companies in the reading technology market. The transaction marks the Company’s first extension beyond language learning and takes the Company deeper into the EdTech industry. The aggregate amount of consideration paid by the Company was $21.1 million in cash, net of working capital and deferred revenue adjustments, including a holdback of $3.4 million with 50% of such holdback paid within 30 days of the Company filing its Form 10-K for the year ended December 31, 2013 and 50% of such holdback to be paid on the 18 month anniversary of the acquisition.

The acquisition of Lexia resulted in goodwill of approximately $9.9 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Lexia Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Lexia Merger were $0.1 million during the year ended December 31, 2013. The results of operations for Lexia have been included in the consolidated results of operations since August 1, 2013.

The Company has preliminarily allocated the purchase price based on current estimates of the fair value of assets acquired and liabilities assumed in connection with the Lexia Merger. The table below summarizes the preliminary estimates of fair value of the Lexia assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. The Company has substantially completed the purchase price allocations for the 2013 acquisitions. However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. Any such revisions are not expected to be significant.

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

Vivity Labs Inc.

On January 2, 2014, the Company completed its acquisition of Vivity Labs Inc. (the "Vivity Labs Merger" and "Vivity"). Vivity’s principal business activity is the development of lifestyle digital games aimed at improving the user’s life through activity, awareness and motivation through its flagship product, Fit Brains. The applications are designed for use on mobile, web and social platforms. Underscoring the connection between brain fitness and language learning, Vivity’s mobile applications are localized in multiple languages to serve customers around the world. Vivity’s emphasis on mobile solutions is especially compatible with Rosetta Stone’s focus on cloud-based technology to enable on-the-go learning. The aggregate amount of consideration paid by the Company was $12.3 million in cash.

The acquisition of Vivity Labs Inc. resulted in goodwill of approximately $9.7 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Vivity Labs Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Labs Merger were $15 thousand and $51 thousand during the three months ended March 31, 2014 and December 31, 2013, respectively. The results of operations for Vivity Labs have been included in the consolidated results of operations since January 2, 2014.

The Company has allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Vivity Labs Merger. The table below summarizes the estimates of fair value of the Vivity Labs assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.

The preliminary purchase price is allocated as follows (in thousands):

Cash	$16
Accounts receivable	591
Other current assets	6
Accounts payable	(281)
Net deferred tax liability	(821)
Net tangible assets acquired	(489)
Goodwill	9,697
Amortizable intangible assets	3,106
Purchase Price	$12,314
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 2, 2014
Tradename	3 years	$188
Technology platform	5 years	1,977
Customer relationships	3 years	941
Total assets		$3,106
Tell Me More S.A.
On January 9, 2014, the Company completed its acquisition of Tell Me More S.A., (the "Tell Me More Merger" and "Tell Me More") a company organized under the laws of France. Tell Me More provides on-line language learning subscriptions and learning services primarily to corporate and educational organizations. Tell Me More offers a robust suite of SaaS-based language learning products and services that provide intermediate, advanced and business language solutions in nine languages. The Tell Me More Merger strengthens the Company's growing Enterprise & Education business and expands its global footprint. The aggregate amount of consideration paid by the Company was €22.1 million ($30.2 million), including assumed net debt.
The Tell Me More Merger resulted in goodwill of approximately $21.2 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Tell Me More Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Merger were $0.5 million and $0.5 million during the three months ended March 31, 2014 and December 31, 2013, respectively. The results of operations for Tell Me More S.A. have been included in the consolidated results of operations since January 9, 2014.

The Company has allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Tell Me More Merger. The table below summarizes the estimates of fair value of the Tell Me More S.A. assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.

The preliminary purchase price is allocated as follows (in thousands):

Cash	$2,323
Accounts receivable	3,107
Inventory	733
Prepaid expenses	227
Fixed assets	5,594
Other non current assets	130
Accounts payable	(732)
Accrued compensation	(2,863)
Deferred revenue	(2,190)
Other current liabilities	(1,098)
Obligation under capital lease	(3,958)
Net deferred tax liability	(1,392)
Net tangible assets acquired	(119)
Goodwill	21,200
Amortizable intangible assets	9,105
Purchase Price	$30,186

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 9, 2014
Customer relationships	5 years	$4,348
Technology platform	5 years	4,144
Tradename	1 year	613
Total assets		$9,105

Pro Forma Adjusted Summary

The results of Livemocha, Lexia, Vivity and Tell Me More’s operations have been included in the consolidated financial statements subsequent to their respective acquisition dates.

The following schedule presents unaudited consolidated pro forma results of operations data as if the Vivity and Tell Me More Mergers had occurred on January 1, 2013 and the Livemocha and Lexia Mergers had occurred on January 1, 2012 (collectively "the Mergers"). This information does not purport to be indicative of the actual results that would have occurred if the Mergers had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Revenue	$65,541	$73,376
Net loss	$(15,309)	$(980)
Basic loss per share	$(0.72)	$(0.05)
Diluted loss per share	$(0.72)	$(0.05)

The operations of Livemocha, Lexia and Tell Me More have been integrated into the overall operations of the Company. The results of Livemocha, Lexia and Tell Me More are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore, it is impracticable to report revenue and earnings from Livemocha, Lexia and Tell Me More for the three months ended March 31, 2014. Revenue and net loss from Vivity were $0.2 million and $0.6 million for the three months ended March 31, 2014, respectively.

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

The following table sets forth the computation of basic and diluted net loss per common share:

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except per share amounts)
		(As Adjusted)*
Numerator:
Net Loss	$(20,241)	$(4,904)
Denominator:
Weighted average number of common shares:
Basic	21,125	21,360
Diluted	21,125	21,360
Loss per common share:
Basic	$(0.96)	$(0.23)
Diluted	$(0.96)	$(0.23)

*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

For the three months ended March 31, 2014 and 2013, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.

For the three months ended March 31, 2014, outstanding stock options, restricted stock units and restricted stock of 113,000, 87,000 and 86,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive. For the three months ended March 31, 2013, outstanding stock options, restricted stock units and restricted stock of 341,000, 85,000 and 194,000, respectively, were not included in the diluted net loss per share calculation, as they were anti-dilutive.
5. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$4,715	$3,267
Finished goods	3,701	3,372
Total inventory	$8,416	$6,639
6. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisition of Livemocha in April 2013, the acquisition of Lexia in August 2013 and the acquisitions of Vivity and Tell Me More in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, or more frequently, if impairment indicators arise. The Company's annual testing resulted in no impairments of goodwill since the dates of acquisition.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table represents the balance and changes in goodwill for the three months ended March 31, 2014 (in thousands):

	North America Consumer	Rest of World Consumer	Global Enterprise & Education	Total
Balance as of December 31, 2013	$17,971	$2,200	$29,888	$50,059
Acquisition of Vivity	9,697	—	—	9,697
Acquisition of Tell Me More	—	—	21,200	21,200
Impairment charge	—	(2,199)	—	(2,199)
Effect of change in foreign currency rate	(378)	(1)	182	(197)
Balance as of March 31, 2014	$27,290	$—	$51,270	$78,560
Interim Impairment Testing of Goodwill
As discussed in more detail in “Note 2” to the Company’s audited consolidated financial statements included in the Annual Report, goodwill is tested annually for impairment on June 30 of each year or more frequently if impairment indicators arise. In connection with the annual goodwill impairment analysis performed at June 30, 2013, the Company determined that the fair value of each of the Company's reporting units exceeded its carrying value, and therefore no goodwill impairment charge was recorded in 2013.

During the three months ended March 31, 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis as of March 31, 2014 for the ROW Consumer reporting unit (“ROW Consumer”). This indicator was due to a further unexpected decline in the operations of the ROW Consumer reporting unit, with further decreases in revenue and bookings within the reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. In this interim goodwill impairment test, the ROW Consumer reporting unit failed step one.

The combination of the lower reporting unit fair value calculated in step one and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename and deferred revenue) in the second step of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for ROW Consumer. As a result, the Company recorded its best estimate of the goodwill impairment loss of $2.2 million, which represents a full impairment of ROW Consumer’s goodwill. Any adjustment to the estimated impairment loss based on completion of the measurement of the impairment will be recognized in the second quarter.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark	$12,607	$(403)	$12,204	$11,807	$(158)	$11,649
Core technology	16,032	(3,828)	12,204	9,954	(3,207)	6,747
Customer relationships	27,441	(12,407)	15,034	22,152	(11,720)	10,432
Website	12	(12)	—	12	(12)	—
Patents	300	(132)	168	300	(122)	178
Total	$56,392	$(16,782)	$39,610	$44,225	$(15,219)	$29,006
The intangible assets recorded as a result of the Vivity Labs Merger are included in the March 31, 2014 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 2, 2014
Tradename	3 years	$188
Technology platform	5 years	1,977
Customer relationships	3 years	941
Total assets		$3,106
The intangible assets recorded as a result of the Tell Me More Merger are included in the March 31, 2014 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 8, 2014
Customer relationships	5 years	$4,348
Technology platform	5 years	4,144
Tradename	1 year	613
Total assets		$9,105
Amortization of intangible assets for the three months ended March 31, 2014 and 2013 totaled $1.6 million and $10,000, respectively. For the three months ended March 31, 2014 and 2013, $933,000 and zero was included in sales and marketing expense, $485,000 and $10,000 was included in research and development expense, $146,000 and zero was included in cost of service. The increase in amortization expense is due to the amortization of the intangible assets recorded as a result of the Livemocha acquisition in April 2013, the Lexia acquisition in August 2014, and the Vivity and Tell Me More acquisitions in January 2014.
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2014 and years thereafter (in thousands):

As of March 31, 2014
2014-remaining	$4,679
2015	5,542
2016	5,060
2017	4,546
2018	3,933
Thereafter	5,242
Total	$29,002

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	March 31, 2014	December 31, 2013
Accrued marketing expenses	$12,639	$19,885
Accrued professional and consulting fees	3,903	4,570
Sales return reserve	3,007	4,834
Sales, withholding and property taxes payable	4,133	3,968
Accrued purchase price of business acquisition	3,375	1,688
Other	6,440	6,991
	$33,497	$41,936
9. CAPITAL LEASES
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for the building in which Tell Me More’s headquarters are located near Versailles, France. The fair value of the lease liability at the date of acquisition was $4.0 million.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of March 31, 2014
2014-remaining	$704
2015	825
2016	623
2017	623
2018-Thereafter	2,923
Total minimum lease payments	5,698
Less amount representing interest	(939)
Present value of net minimum lease payments	4,759
Less current portion	667
Obligations under capital lease, long-term	$4,092
During the three months ended March 31, 2014, the Company acquired $5.5 million in fixed assets under a capital lease as a result of the Tell Me More acquisition. During the three months ended March 31, 2013 the Company acquired $0.6 million in equipment and software through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2014 is based on the estimated annual effective tax rate for fiscal year 2014. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

As of March 31, 2014, the Company is under audit in the United States for the 2009, 2010 and 2011 tax years. Currently we expect IRS field work to be completed no later than the third quarter 2014 and may provide additional information at that time. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.

As of March 31, 2014 and December 31, 2013, the Company had $140,000 and $143,000, respectively, of unrecognized tax benefits, which if recognized, $99,000 would affect income tax expense. These liabilities for unrecognized tax benefits are included in other long-term liabilities. Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision and are approximately $18,000 as of March 31, 2014.

Valuation Allowance Recorded for Deferred Tax Assets

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of March 31, 2014, the analysis of the need for a valuation allowance on US deferred tax assets considered that the US entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.

Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended March 31, 2014 results in a cumulative US pre-tax loss;

•	from 2006, when the US entity began filing as a C-corporation for income tax purposes, through 2010, the US entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for US federal and most state jurisdictions apply; and

•
the Company incurred a US federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

During the second quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea subsidiary resulting in a non-cash charge of $0.4 million. During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan, and the US resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million, respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of March 31, 2014, a full valuation allowance was provided for the US, Korea, Japan and Brazil where the Company has determined the deferred tax assets will more likely than not be realized.

Evaluation of the remaining jurisdictions as of March 31, 2014 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of March 31, 2014, and December 31, 2013, the Company’s US deferred tax liability was $9.4 million and $9.6 million, respectively, related to its goodwill and indefinite lived intangibles. As of March 31, 2014 the Company had foreign net deferred tax assets and liabilities of $0.1 million and $1.8 million, respectively, compared to net deferred tax assets of $36 thousand at December 31, 2013.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At March 31, 2014 there were 1,929,949 shares available for future grant under the 2009 Plan.
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
Stock Options
The following table summarizes the Company's stock option activity from January 1, 2014 to March 31, 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2014	1,927,552	$13.61	7.54	$2,829,380
Options granted	524,911	11.97
Options exercised	(77,707)	5.84
Options canceled	(200,688)	14.46
Options Outstanding, March 31, 2014	2,174,068	13.42	7.82	1,552,709
Vested and expected to vest March 31, 2014	1,960,973	13.49	7.68	1,523,578
Exercisable at March 31, 2014	850,472	$14.19	6.32	$1,152,434
As of March 31, 2014, there was approximately $8.5 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.96 years.

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
Restricted Stock Awards
The following table summarizes the Company's restricted stock award activity from January 1, 2014 to March 31, 2014:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2014	634,031	$12.28	$7,785,901
Awards granted	219,352	11.98
Awards vested	(189,215)	9.61
Awards canceled	(51,152)	13.24
Nonvested Awards, March 31, 2014	613,016	$12.95	$7,936,718

As of March 31, 2014, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $7.0 million and is expected to be recognized over a period of 3.04 years.

Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
During the three months ended March 31, 2014, zero restricted stock units were granted. The Company did not grant any restricted stock units prior to April 2009.
Long Term Incentive Program
On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (“2013 LTIP”). The 2013 LTIP is administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) and the shares awarded under the 2013 LTIP will be taken from the shares reserved under the 2009 Plan. The purpose of the 2013 LTIP is to: motivate senior management and other executives to achieve key financial and strategic business objectives of the Company; offer eligible executives of the Company a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. The 2013 LTIP is effective from January 1, 2013 until December 31, 2014.
Executives designated by the board of directors will be eligible to receive performance stock awards and cash upon the Company’s achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order for the granting of any performance stock award or any cash payment to be made under the 2013 LTIP, the Company must meet the minimum threshold requirements for a performance goal for the 2014 fiscal year in addition to the cumulative threshold performance goals for the two year period ended December 31, 2014. Each performance goal is mutually exclusive. Each performance goal has a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target.

The maximum number of shares to be issued as performance share awards is 509,925 and the maximum cash payout is $2.7 million. However, executives hired after the approval of the 2013 LTIP may be allowed to participate at the discretion of the board of directors, which could raise the overall share awards and cash payouts. The minimum number of shares to be issued as performance stock awards is zero, and the minimum cash payout is zero. If performance stock awards are granted, the shares will be 100% vested as of the date of grant. There will be no subsequent holding period requirement.

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

The Company’s stockholders approved the material terms of the performance goals on May 23, 2013, the grant date for the performance stock awards. The amount of share-based and cash-based compensation expense recognized related to the 2013 LTIP was $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2014. $0.2 million of expense was recognized related to the cash-based portion of the 2013 LTIP for the three months ended March 31, 2013.
12. STOCKHOLDERS' EQUITY
At March 31, 2014, the Company's board of directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.000005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2014, the Company had shares of common stock issued of 22,832,253 and shares of common stock outstanding of 21,832,253.
On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permitted certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00. During November and December 2013, ABS Capital Partners IV Trust sold the remainder of its common stock holdings in the Company. As of March 31, 2014, Norwest Equity Partners VIII, LP continues to hold only a nominal number of shares of common stock. The shelf also provides the Company with the flexibility to offer an amount of equity or issue debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares at a per share price of $16.00 in the offering.

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations and applicable legal requirements. The Company expects to fund the repurchases through existing cash balances and cash generated from operations. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1.0 million shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the three months ended March 31, 2014. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
13. LEASE ABANDONMENT
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred a lease abandonment charge of $3.1 million for the three months ended March 31, 2014. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.

In March 2013 Rosetta Stone Japan Inc. partially abandoned its Japan office as a result of excess office space due to reduction in staff along with overall local operations business performance. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420 as the company has no future economic benefit from the abandoned space and the lease does not terminate until February 28, 2015. As of March 31, 2014, the Company ceased to use the remaining office space in this facility and simultaneously negotiated and paid a lease termination fee of $0.4 million. The Company has been released from all obligations under the lease arrangement as of March 31, 2014.
A summary of the Company’s lease abandonment activity for the three months ended March 31, 2014 is as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LEASE ABANDONMENT (Continued)

	As of March 31,
	2014	2013
Accrued lease abandonment costs, beginning of period	$413	$—
Costs incurred and charged to expense	3,571	758
Principal reductions	(1,244)	—
Accrued lease abandonment costs, end of period	$2,740	$758
Accrued lease abandonment costs liability:
Short-term	$1,281	$405
Long-term	1,459	353
Total	$2,740	$758
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 72 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments for the remaining nine months of 2014 and the years thereafter (in thousands):

As of March 31, 2014
Periods Ending December 31,
2014-remaining	$4,567
2015	4,028
2016	3,136
2017	2,760
2018-Thereafter	2,557
Total	$17,048
Rent expense was $1.5 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.

The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million at March 31, 2014. The deferred rent asset was $24 thousand at March 31, 2014. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)

Langenscheidt has not posted the necessary bond to immediately enforce that decision. Rosetta Stone GmbH commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. Rosetta Stone GmbH has filed appeals of the decisions in both cases to the German Federal Supreme Court on the grounds of law. The Company cannot predict the timing and ultimate outcome of this matter, however, the Company believes the range of possible loss is immaterial to our financial statements. Even if the plaintiff is unsuccessful in its claims against us, the Company will incur legal fees and other costs in the defense of these claims and appeals.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION
The Company is managed in three operating segments—North America Consumer, Rest of World ("ROW") Consumer and Global Enterprise & Education. These segments also represent the Company's reportable segments. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, and sales and marketing expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses, facilities and communication expenses, purchasing expenses and manufacturing support and logistic expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.
Operating results by segment for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
		(As adjusted)*
Revenue:
North America Consumer	$36,214	$41,385
Rest of World Consumer	6,669	8,570
Global Enterprise & Education	17,882	13,969
Total revenue	$60,765	$63,924
Segment contribution:
North America Consumer	$11,708	$16,339
Rest of World Consumer	347	(378)
Global Enterprise & Education	4,201	5,094
Total segment contribution	$16,256	$21,055
Unallocated expenses, net:
Unallocated cost of sales	$2,512	$530
Unallocated sales and marketing	5,225	4,061
Unallocated research and development	8,773	7,357
Unallocated general and administrative	15,075	12,665
Unallocated non-operating income/(expense)	(175)	(415)
Unallocated goodwill impairment	2,199	—
Unallocated lease abandonment	3,571	793
Total unallocated expenses, net	$37,180	$24,991
Income (loss) before income taxes	$(20,924)	$(3,936)
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2014 and 2013 (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2014	2013
United States	$49,410	$52,791
International	11,355	11,133
Total	$60,765	$63,924
The information below summarizes long-lived assets by geographic area as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
United States	$17,483	$17,205
International	5,867	561
Total	$23,350	$17,766
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Unless the context otherwise requires, references in this Report to “we,” “us” or “our” shall mean the Company.
Overview
Rosetta Stone Inc. (“Rosetta Stone,” the “Company,” “we” or “us”) is dedicated to changing the way the world learns. Our innovative, technology-driven language-learning solutions have been purchased by millions of individuals and used by thousands of schools, businesses, and government organizations around the world. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including online subscriptions, digital downloads, mobile apps and perpetual CD-Rom packages. Rosetta Stone has invested more in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha, Inc. ("Livemocha") and Lexia Learning Systems, Inc. ("Lexia") in 2013 and Vivity Labs Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014.
We derive our revenues from sales to both individual consumers and organizations. Our global consumer distribution model comprises a mix of our call centers, websites, third party e-commerce websites such as Digital River and Apple iTunes, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples and Costco, daily deal partners such as Groupon, home shopping networks such as GS Home Shopping in Korea and consignment distributors such as Speed Commerce and third-party resellers of Lexia solutions. Our Global Enterprise & Education distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations.Rosetta Stone’s management team has communicated a strategic business plan designed to guide the Company through 2015. The key areas of focus are:

1.leveraging the brand;
2.innovating the platform; and
3.expanding distribution.
In pursuing these priorities, we plan to grow the business by continuing to invest in research and development of new products while focusing on maintaining costs and margins at appropriate levels.
We have three operating segments, North America Consumer, Rest of World ("ROW") Consumer and Global Enterprise & Education. We will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our CODM. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution decreased from $16.3 million for the three months ended March 31, 2013 to $11.7 million for the three months ended March 31, 2014. The decrease in North America Consumer segment contribution is due to a decrease in retail revenue. ROW Consumer segment contribution improved from a loss of $0.4 million for the three months ended March 31, 2013 to income of $0.3 million for the three months ended March 31, 2014 driven by a reduction in sales and marketing expense, primarily the result of reduction in expenses from Japan and Korean consumer operations. Global Enterprise & Education segment contribution decreased to $4.2 million for the three months ended March 31, 2014 as compared to $5.1 million for the three months ended March 31, 2013 primarily due to an increase in sales and marketing expense related to the addition of sales staff to this group, particularly from the Lexia and Tell Me More acquisitions, to this group.
For additional information regarding our segments, see Note 15 of Item 1, Financial Statements and Supplementary Data. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistent with our current operating segments and definition of segment contribution.
Business Metrics
Management uses the following key business metrics to measure the success of sales of our Rosetta Stone language-learning and reading solutions in our combined North America and ROW Consumer segments. Management does not review these metrics at a disaggregated segment level. In addition, management does not currently use any comparable metrics to measure success of our Global Enterprise & Education segment.

•	Product software units. A unit is a perpetual software license sold as either tangible packaged software or as an online download.

•
Average revenue per product software unit. Consumer revenues derived from product software units divided by the number of product software units sold in the same period. Revenue from product software includes product revenue associated with product licenses in addition to service revenues associated with short-term online subscriptions that are bundled with our V4 TOTALe offering. $25 in revenue per unit is derived from service revenues associated with this short-term online subscription.

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

The following table sets forth these unit and online learner metrics for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit amounts)
Product software revenue	$36,225	$44,196
Paid online learner revenues*	6,281	5,759
Total consumer revenues	$42,506	$49,955

Product software units	132,623	141,756
Total paid online learners*	100,430	80,625

Average revenue per product software unit	$273	$312
Average revenue per online learner*	$22	$26
*Excludes revenue and learners from Vivity, Tell Me More and Livemocha operations and mobile applications.
Product software
Product software revenue includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads and subscriptions in future periods.
Worldwide consumer revenue from product software decreased $8.0 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, driven by a 13% decrease in the average revenue per unit and a 6% decrease in the number of units sold, compared to the prior year period.
Average Revenue Per Product Software Unit (ARPU)
Worldwide ARPU decreased $39, or 13%, from $312 for the three months ended March 31, 2013 to $273 for the three months ended March 31, 2014. The decline in ARPU was the result of multiple factors. During the first quarter of 2014 promotions extended for longer periods than a year ago, and the discounted prices were lower. Increased promotional activity accounted for a $54 decline in ARPU year-over-year. This decline was offset by shifts in the sales channel mix in favor of direct-to-consumer and away from the retail and kiosk channels which had a $15 favorable impact on ARPU compared to last year. The Company is testing ways to stabilize prices and reduce discounting, however, in the near term the Company expects ARPU to continue to decline.
Paid online learners
Revenue from paid online learners increased $0.5 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, driven by a 25% increase in the number of paid online learners as of March 31, 2014, compared to the prior period, excluding acquisitions. This increase was partially offset by a decrease in the average revenue per online learner due to the decrease in paid online subscription price points implemented in September 2013.
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
We sell our solutions directly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers. The majority of our consumer customers purchase our product software and audio practice products, online software subscriptions and professional services. We sell to enterprise and education organizations primarily through our direct enterprise and education sales force as well as our network of resellers. Most organizations elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and enterprise and education sales channels because the customers and revenue drivers of these channels are different.
Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2013 accounted for 29% of our annual revenue in 2013. Our Global Enterprise & Education revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.
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
Sales and Marketing
Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff and commissions earned by our sales personnel. Sales commissions are generally paid at the time the customer is invoiced. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized. We intend to continue to expand our sales activities within some of our existing regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the US. We expect sales and marketing expenses to increase in future periods as we seek to stabilize and expand our operations in existing and new markets.
Research and Development
Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the US and are devoted to modifying and expanding our product portfolio through the addition of new content and new complementary products and services to our language learning and reading solutions. We expect our investment in research and development expenses to increase in future years as we deliver new products that will provide us with significant benefits in the future. In 2013 we restructured our product team, including the elimination of approximately seventy positions in our Harrisonburg, Virginia office and hiring personnel in Austin, Texas and San Francisco, California. We acquired Livemocha and gained additional product personnel in Seattle, Washington. We also acquired Vivity and Tell Me More and gained additional product personnel in Vancouver, Canada, near Versailles, France and Beijing, China. Payroll expenses have increased during 2014 due to hiring product team members in these more competitive labor markets. Rent has also increased due to our additional offices opened in 2014.
General and Administrative

General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to acquisitions and other corporate expenses. In 2014, there have been, and we expect that there will continue to be, increases to certain general and administrative expenses to support our due diligence efforts, the integration of our recent acquisitions and continued expansion into international markets. However, we are also taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.
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
Income Tax Benefit (Expense)
For the three months ended March 31, 2014, we incurred an income tax benefit of $0.7 million, despite incurring a loss before taxes of $20.9 million resulting in a worldwide effective tax rate of 3.3%. The tax rate resulted from tax expense related to current year income of operations in Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangibles, offset by tax benefits related to current year losses in Canada and newly acquired Tell Me More S.A. and tax impact of goodwill impairment charge.
For the year ended December 31, 2013, the Company recorded income tax benefit of $1.9 million primarily attributable to a partial valuation allowance release of $5.4 million related to the net deferred tax liabilities acquired with the Livemocha and Lexia acquisitions, offset by income related to current year profits of operations in Canada, Germany, and the U.K., foreign withholding taxes and the impact related to amortization of indefinite lived intangibles.
Critical Accounting Policies and Estimates
In presenting our financial statements in conformity with accounting principles generally accepted in the US, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

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

ROW Consumer Goodwill Impairment

During the first quarter, we determined sufficient indication existed to require performance of an interim goodwill impairment analysis as of March 31, 2014 for the ROW Consumer reporting unit. This indicator was due to a further unexpected decline in the operations of the ROW Consumer reporting unit, with further decreases in revenue and bookings within the reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. In this interim goodwill impairment test, the ROW Consumer reporting unit failed step one.

In determining the fair value of the Company’s ROW Consumer reporting unit for the interim impairment analysis, we used an income approach consistent with the approach used in the most recent annual impairment test as of June 30, 2013. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value for the ROW Consumer reporting unit were discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of the reporting unit, the weighted average cost of capital and the underlying forecast. Based on our interim impairment analysis as of March 31, 2014, the carrying value of the Company’s ROW Consumer reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed.

The combination of the lower reporting unit fair value calculated in step one and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename and deferred revenue) in the second step of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for ROW Consumer. As a result, we recorded our best estimate of the goodwill impairment loss of $2.2 million, which represents a full impairment of ROW Consumer’s goodwill. Any adjustment to the estimated impairment loss based on completion of the measurement of the impairment will be recognized in the second quarter.

Change in Accounting Principle

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
Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated.

	Three Months Ended March 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
		(As Adjusted)*
Statements of Operations Data:
Revenue
Product	$32,371	$37,592	$(5,221)	(13.9)%
Subscription and service	28,394	26,332	2,062	7.8%
Total Revenue	60,765	63,924	(3,159)	(4.9)%
Cost of revenue
Cost of product revenue	7,824	6,940	884	12.7%
Cost of subscription and service revenue	4,347	3,324	1,023	30.8%
Total cost of revenue	12,171	10,264	1,907	18.6%
Gross profit	48,594	53,660	(5,066)	(9.4)%
Operating expenses:
Sales and marketing	39,096	37,273	1,823	4.9%
Research and development	8,773	7,357	1,416	19.2%
General and administrative	16,054	12,588	3,466	27.5%
Goodwill impairment	2,199	—	2,199	100.0%
Lease abandonment	3,571	793	2,778	350.3%
Total operating expenses	69,693	58,011	11,682	20.1%
Loss from operations	(21,099)	(4,351)	(16,748)	384.9%
Other income and expense:
Interest income	5	41	(36)	(87.8)%
Interest expense	(56)	(45)	(11)	24.4%
Other income	226	419	(193)	(46.1)%
Interest and other income, net	175	415	(240)	(57.8)%
Loss before income taxes	(20,924)	(3,936)	(16,988)	431.6%
Income tax (benefit) expense	(683)	968	(1,651)	(170.6)%
Net loss	$(20,241)	$(4,904)	$(15,337)	312.7%

*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

Comparison of the three months ended March 31, 2014 and the three months ended March 31, 2013

Our revenue decreased to $60.8 million for the three months March 31, 2014 from $63.9 million for the three months ended March 31, 2013. The change in revenue is due to decreases in North America Consumer revenues of $5.2 million and ROW Consumer revenues of $1.9 million, partially offset by an increase in Global Enterprise & Education revenues of $3.9 million. Bookings, calculated as revenue plus the change in deferred revenue, increased to $61.2 million for the three months ended March 31, 2014 from $60.4 million for the three months ended March 31, 2013. The increase was due to a $7.5 million increase in Global Enterprise & Education bookings, offset by decreases in North America Consumer bookings and ROW Consumer bookings of $5.2 million and $1.5 million, respectively, compared to the prior year.

We reported an operating loss of $21.1 million for the three months ended March 31, 2014 compared to an operating loss of $4.4 million for the three months ended March 31, 2013. The increase in operating loss was due to a decrease in gross profit of $5.1 million, driven by a $3.2 million decrease in revenue, and a $1.9 million increase in cost of revenue. Operating expenses increased $11.7 million due to an increase of $3.5 million in general and administrative expenses, an increase of $2.8 million in lease abandonment expense, an increase of $2.2 million in goodwill impairment, an increase of $1.8 million in sales and marketing expenses and an increase of $1.4 million in research and development expenses.

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,				2014 versus 2013
	2014		2013		Change	% Change
	(in thousands, except percentages)
North America Consumer	$36,214	59.6%	$41,385	64.7%	$(5,171)	(12.5)%
Rest of World Consumer	6,669	11.0%	8,570	13.4%	$(1,901)	(22.2)%
Global Enterprise & Education	17,882	29.4%	13,969	21.9%	$3,913	28.0%
Total Revenue	$60,765	100.0%	$63,924	100.0%	$(3,159)	(4.9)%
North America Consumer revenue decreased $5.2 million, or 12%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. This decrease was due to reductions in revenue from our global retail and kiosk sales channels of $3.3 million and $2.5 million, respectively, offset by increases of $0.3 million and $0.2 million in revenue from our direct to consumer and Vivity sales channels, respectively. In the second quarter of 2013 we closed our entire kiosk sales channel in the North America Consumer segment. Bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, decreased $5.2 million to $36.1 million for the three months ended March 31, 2014 from $41.3 million for the three months ended March 31, 2013. The year-over-year variance by sales channel includes decreases of $3.9 million and $2.5 million in our global retail and kiosk sales channels, respectively, partially offset by an increase of $1.4 million in the Vivity sales channel. In recent quarters we have focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. The decrease overall pricing combined with the closure of our US kiosks resulted in lower North America Consumer bookings year-over-year. We expect that the trend of lowering prices resulting in increased unit volume and overall increased sales will continue.
ROW Consumer revenue decreased $1.9 million, or 22%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. ROW Consumer revenues decreased $1.1 million and $0.6 million in Korea and Japan, respectively, due to the reduction of Asian consumer operations. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $6.8 million for the three months ended March 31, 2014 from $8.3 million for the three months ended March 31, 2013. Bookings decreased $1.2 million and $0.9 million in Korea and Japan, respectively, offset by increases of $0.3 million and $0.3 million in Brazil and France. On January 10, 2014, we announced plans to streamline our Japan and Korea operations. We will use a partner model to continue to serve the Japanese market and will reorganize our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) channel.
Global Enterprise & Education revenue increased $3.9 million, or 28%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. Global Enterprise & Education revenue increased due to increases of $1.2 million and $0.7 million in our corporate and education channels from Tell Me More, respectively, as well as an increase of $1.4 million in revenue from Lexia, which was acquired on August 1, 2013. Global Enterprise & Education bookings, calculated as Global Enterprise & Education revenue plus the change in Global Enterprise & Education deferred revenue, increased $7.5 million to $18.3 million for the three months ended March 31, 2014 from $10.8 million for the three months ended March 31, 2013. $4.0 million of the increase in bookings was driven by the acquisition of Tell Me More and $3.6 million of the increase is due to the acquisition of Lexia.
Revenue by Product Revenue and Subscription and Service Revenue
We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenues allocated to our software products, revenues from the sale of audio practice products and mobile applications. Subscription and service revenue includes revenues allocated to time-based subscription licenses of our web-based services, as well as revenues from training and professional services.We bundle time-based subscription licenses of our web-based TOTALe services with product licenses of our language-learning solutions. As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. We recognize the deferred revenue over the term of the subscription license in accordance with Accounting Standards Codification subtopic 985-605, Software: Revenue Recognition. In the fourth quarter of 2013, we reduced the stand alone prices of renewals of our TOTALe services. Accordingly, the amount we defer related to each bundled sale has decreased.

The following table sets forth revenue for products and subscription and services for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,				2014 versus 2013
	2014		2013		Change	% Change
	(in thousands, except percentages)
Product revenue	$32,371	53.3%	$37,592	58.8%	$(5,221)	(13.9)%
Subscription and service revenue	28,394	46.7%	26,332	41.2%	2,062	7.8%
Total revenue	$60,765	100.0%	$63,924	100.0%	$(3,159)	(4.9)%
Product Revenue
Product revenue decreased $5.2 million, or 14%, to $32.4 million during the three months ended March 31, 2014 from $37.6 million during the three months ended March 31, 2013. Product revenue decreased $2.8 million and $2.4 million for the global retail and kiosk sales channels, respectively. Consumer product revenue decreased $5.3 million driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle driven by promotional pricing in our North America Consumer segment, increased levels of daily deals and a shift in our sales channel mix. This decrease was offset by $0.1 million increase in Global Enterprise & Education product revenues.
Subscription and Service Revenue
Subscription and service revenue increased $2.1 million, or 8%, to $28.4 million for the three months ended March 31, 2014. The increase in subscription and service revenues was due to increases of $2.4 million and $1.4 million in education and corporate service revenues, respectively. These increases were partially offset by decreases of $1.0 million and $0.8 million in direct-to-consumer service and global retail service revenues, respectively. Consumer online service revenue related to Version 4 TOTALe increased due to a growing base of exclusively online subscription sales. Global Enterprise & Education subscription and service revenues also increased $3.8 million related to growth in the Global Enterprise & Education customer base with renewing online subscriptions. $1.4 million of the increase in the Global Enterprise & Education revenue is attributable to Lexia.
Deferred revenue increased $2.7 million during the three months ended March 31, 2014, primarily related to acquired deferred revenue of $2.2 million.
We are currently evaluating changes to our existing solutions as well as the introduction of new solutions, including additional solutions for kids. If we implement additional subscription-based solutions, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$32,371	$37,592	$(5,221)	(13.9)%
Subscription and service	28,394	26,332	2,062	7.8%
Total revenue	60,765	63,924	(3,159)	(4.9)%
Cost of revenue
Cost of product revenue	7,824	6,940	884	12.7%
Cost of subscription and service revenue	4,347	3,324	1,023	30.8%
Total cost of revenue	12,171	10,264	1,907	18.6%
Gross profit	$48,594	$53,660	$(5,066)	(9.4)%
Gross margin percentages	80.0%	83.9%	(3.9)%

Cost of Product Revenue
Cost of product revenue for the three months ended March 31, 2014 was $7.8 million, an increase of $0.9 million, or 13% from the three months ended March 31, 2013. As a percentage of product revenue, cost of product revenue increased to 24% from 18% for the three months ended March 31, 2014 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar increase in cost of product is due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended March 31, 2014 was $4.3 million, an increase of $1.0 million, or 31% from the three months ended March 31, 2013. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 15% from 13% for the three months ended March 31, 2013 compared to the same prior year period. The dollar increase in cost of subscription and service is due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year, and second and third quarters of 2013.
Operating Expenses

	Three Months Ended March 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$39,096	$37,273	$1,823	4.9%
Research and development	8,773	7,357	1,416	19.2%
General and administrative	16,054	12,588	3,466	27.5%
Goodwill impairment	2,199	—	2,199	100.0%
Lease abandonment	3,571	793	2,778	350.3%
Total operating expenses	$69,693	$58,011	$11,682	20.1%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2014 were $39.1 million, an increase of $1.8 million, or 5% from the three months ended March 31, 2013. As a percentage of total revenue, sales and marketing expenses increased to 64% from 58% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The dollar and percentage increases in sales and marketing expenses were primarily attributable to a $3.0 million increase in payroll and benefits from the addition of Lexia, Tell Me More and Vivity, as well as, severance expenses of $1.0 million in the US and Asia during the first quarter. In addition, there was a $1.0 million increase in marketing expenses due to increased creative development, social media management, new live chat support services, inclusive of increased expenses of $0.4 million related to Vivity and Tell Me More marketing and media initiatives in the first quarter. These increases were partially offset by a $2.1 million decrease in professional services driven from decreased spend in call centers and removal of kiosk staffing support that did not recur in 2014. We had 78 kiosks worldwide as of March 31, 2013 and zero as of March 31, 2014. As a result, kiosk-related expenses decreased including rent expense, personnel costs and commissions.
Research and Development Expenses
Research and development expenses were $8.8 million for the three months ended March 31, 2014, an increase of $1.4 million, or 19%, from the three months ended March 31, 2013. As a percentage of total revenue, research and development expenses increased to 14% from 12% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The dollar and percentage increases were primarily attributable to a $1.3 million increase in payroll and benefits due to the addition of Livemocha, Lexia and Tell Me More employees, $0.5 million increase in amortization expense driven from the addition of Livemocha, Tell Me More and Vivity assets, and $0.2 million increase in rent expense due to the opening of new offices in Austin, TX and San Francisco, CA and taking over leases through acquisitions in various locations, including Seattle, WA, near Versailles, France, Vancouver, Canada and Beijing, China. These increases were partially offset by $0.7 million decrease in professional services attributable to increased spending during the first quarter of 2013 in order to accelerate our Kids product development through technological innovation.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2014 were $16.1 million, an increase of $3.5 million, or 28%, from the three months ended March 31, 2013. As a percentage of revenue, general and administrative expenses increased to 26% for the three months ended March 31, 2014 compared to 20% for the three months ended March 31, 2013. The dollar and percentage increases were primarily attributable to a $1.6 million increase in payroll and benefits due to the addition of Lexia, Tell Me More and Vivity, inclusive of, increased severance expense of $0.5 million related to the restructuring efforts in the US and Asia and increased 2013 Long Term Incentive Program ("2013 LTIP") expenses of $0.3 million as we did not start recognizing stock compensation expense related to the 2013 LTIP until June 2013. In addition, increases in bad debt expense of $1.0 million driven from increased accounts receivable aging, other expense of $0.4 million as a result of the Japan lease termination and fees related to the Tell Me More acquisition, and travel and entertainment expense of $0.1 million due to increased international travel in support of acquisition activities.
In addition, during the three months ended March 31, 2014, we began to experience a slow down in payments from one of our retail partners that distributes our software products to retailers like Best Buy and Staples. As a result we recored an increase to our bad debt reserve of $0.5 million.
Goodwill Impairment

We recorded a goodwill impairment charge of $2.2 million for the three months ended March 31, 2014 related to our ROW Consumer reporting unit.
Lease Abandonment
Lease abandonment expenses for the three months ended March 31, 2014 were $3.6 million, compared to $0.8 million for the three months ended March 31, 2013. The increase is attributable to the lease abandonment of the sixth floor space in the Arlington, VA office of $3.1 million, as well as, the closure of the Japan office resulting in lease abandonment costs of $0.4 million.

Interest and Other Income (Expense)

	Three Months Ended March 31,		2014 Versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Interest Income	$5	$41	$(36)	(87.8)%
Interest Expense	(56)	(45)	(11)	24.4%
Other Income (Expense)	226	419	(193)	(46.1)%
Total other income (expense)	$175	$415	$(240)	(57.8)%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended March 31, 2014 was $5,000, a decrease of $36,000, or 88%, from the three months ended March 31, 2013.
Interest expense for the three months ended March 31, 2014 was $56,000, an increase of $11,000, or 24% from the three months ended March 31, 2013. This increase was primarily attributable to interest on our capital leases.
Other income for the three months ended March 31, 2014 was $226,000, a decrease of $193,000, as compared to other income of $419,000 for the three months ended March 31, 2013.
Income Tax (Benefit) Expense

	Three Months Ended March 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(683)	$968	$(1,651)	(170.6)%
Our income tax benefit for the three months ended March 31, 2014 was $0.7 million, compared to income tax expense of $1.0 million for the three months ended March 31, 2013. The change primarily resulted from tax benefits related to current year losses from certain foreign operations and then tax impact of the goodwill impairment charge.

Liquidity and Capital Resources
Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. Also, as our Global Enterprise & Education segment grows and our activity with daily deals retail partners grows, a larger portion of our sales transactions occurs at the end of the quarter. We have experienced decreases in our expenditures consistent with the decrease in revenues and personnel. We anticipate that our expenditures will increase in the future as we expand our product base and accelerate our strategy through acquisitions. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months.

The total amount of cash that was held by foreign subsidiaries as of March 31, 2014 was $15.7 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.

Cash Flow Analysis

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.6 million for the three months ended March 31, 2014 compared to $5.6 million for the three months ended March 31, 2013, an increase of $8.0 million. The increase in net cash used in operating activities was primarily due to the increase in our net loss after adjusting for depreciation, amortization, stock compensation, bad debt expense, deferred income taxes, loss on disposal of equipment and loss on goodwill impairment. Net loss, adjusted for those items, totaled $12.9 million for the three months ended March 31, 2014 compared to $0.7 million for the three months ended March 31, 2013. The remainder of the increase in cash used by operating activities is due to fluctuations in working capital including decreases in accounts receivable, other current liabilities and accrued compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $29.2 million for the three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013, a decrease of $26.7 million. Net cash used by investing activities related primarily to the $40.2 million for the acquisitions (net of cash) of Vivity and Tell Me More, which was offset by a payment of $12.3 million, representing funds in escrow at year end related to the pending acquisition of Vivity, and $1.4 million in purchase of property and equipment.

Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2014 compared to $0.2 million for the three months ended March 31, 2013. Net cash provided by financing activities during the three months ended March 31, 2014 was primarily due to proceeds from the exercise of stock options.
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
Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations	$17,047	$5,716	$6,764	$4,567	$—
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
Interest Rate Sensitivity
Interest income and expense are sensitive to changes in the general level of US interest rates. However, based on the nature and current level of our marketable securities, which are primarily short-term investment grade and government securities and our notes payable, we believe that there is no material risk of exposure.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 3.    Legal Proceedings
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
Item 1A.    Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K filed on March 3, 2014 with the US Securities and Exchange Commission for the period ended December 31, 2013. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

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

Date: May 8, 2014