Form 10-Q
period 2014-06-30
ROSETTA STONE INC
filed 2014-08-08
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☐     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
As of July 31, 2014, there were 21,295,571 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,839	$98,825
Restricted cash	93	12,424
Accounts receivable (net of allowance for doubtful accounts of $1,545 and $1,000, respectively)	49,643	60,342
Inventory, net	7,552	6,639
Prepaid expenses and other current assets	14,668	12,294
Income tax receivable	963	197
Total current assets	119,758	190,721
Property and equipment, net	24,651	17,766
Goodwill	78,684	50,059
Intangible assets, net	38,507	29,006
Other assets	4,315	3,224
Total assets	$265,915	$290,776
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,577	$10,326
Accrued compensation	15,895	16,380
Obligations under capital lease	653	256
Other current liabilities	29,417	41,936
Deferred revenue	76,346	67,173
Total current liabilities	132,888	136,071
Deferred revenue	16,880	11,684
Deferred income taxes	10,936	9,022
Obligations under capital lease	3,769	217
Other long-term liabilities	2,291	2,539
Total liabilities	166,764	159,533
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,832 and 22,588 shares issued and 21,832 and 21,588 shares outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	175,124	171,123
Accumulated loss	(65,284)	(29,292)
Accumulated other comprehensive income	744	845
Treasury stock, at cost, 1,000 shares at June 30, 2014 and 1,000 shares at December 31, 2013	(11,435)	(11,435)
Total stockholders' equity	99,151	131,243
Total liabilities and stockholders' equity	$265,915	$290,776

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(As Adjusted)*		(As Adjusted)*
Revenue:
Product	$28,125	$35,458	$60,497	$73,049
Subscription and service	29,190	26,681	57,583	53,013
Total revenue	57,315	62,139	118,080	126,062
Cost of revenue:
Cost of product revenue	7,269	6,998	15,093	13,938
Cost of subscription and service revenue	4,691	3,226	9,038	6,550
Total cost of revenue	11,960	10,224	24,131	20,488
Gross profit	45,355	51,915	93,949	105,574
Operating expenses:
Sales and marketing	37,833	32,787	76,930	70,059
Research and development	8,368	9,093	17,142	16,451
General and administrative	14,002	13,634	30,055	26,222
Goodwill impairment	—	—	2,199	—
Lease abandonment and termination	118	35	3,688	828
Total operating expenses	60,321	55,549	130,014	113,560
Loss from operations	(14,966)	(3,634)	(36,065)	(7,986)
Other income and (expense):
Interest income	5	43	10	84
Interest expense	(50)	—	(106)	(45)
Other income and (expense)	(248)	(9)	(22)	410
Total other income (expense)	(293)	34	(118)	449
Loss before income taxes	(15,259)	(3,600)	(36,183)	(7,537)
Income tax (benefit) expense	491	(387)	(191)	580
Net loss	$(15,750)	$(3,213)	$(35,992)	$(8,117)
Loss per share:
Basic	$(0.74)	$(0.15)	$(1.70)	$(0.38)
Diluted	$(0.74)	$(0.15)	$(1.70)	$(0.38)
Common shares and equivalents outstanding:
Basic weighted average shares	21,252	21,569	21,188	21,465
Diluted weighted average shares	21,252	21,569	21,188	21,465

See accompanying notes to consolidated financial statements
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(As Adjusted)*		(As Adjusted)*
Net loss	$(15,750)	$(3,213)	$(35,992)	$(8,117)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	263	120	(101)	(361)
Other comprehensive income (loss)	263	120	(101)	(361)
Comprehensive loss	$(15,487)	$(3,093)	$(36,093)	$(8,478)
   See accompanying notes to consolidated financial statements
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
		(As Adjusted)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,992)	$(8,117)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	3,359	3,704
Bad debt expense	1,472	227
Depreciation and amortization	6,894	4,596
Deferred income tax expense (benefit)	(464)	(623)
Loss on disposal of equipment	109	205
Loss on goodwill impairment	2,199	—
Net change in:
Restricted cash	17	9
Accounts receivable	12,852	8,010
Inventory	(347)	552
Prepaid expenses and other current assets	(1,853)	(2,744)
Income tax receivable	(652)	811
Other assets	(921)	42
Accounts payable	(680)	2,947
Accrued compensation	(3,457)	(1,559)
Other current liabilities	(12,053)	(9,796)
Other long term liabilities	(250)	336
Deferred revenue	11,663	(1,747)
Net cash used in operating activities	(18,104)	(3,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,544)	(4,212)
Decrease in restricted cash for Vivity acquisition	12,314	—
Acquisitions, net of cash acquired	(41,687)	(8,180)
Net cash used in investing activities	(33,917)	(12,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	642	1,798
Repurchase of shares from exercised stock options	—	(1,040)
Proceeds from equity offering, net of issuance costs	—	(171)
Payments under capital lease obligations	(366)	(196)
Net cash provided by financing activities	276	391
Decrease in cash and cash equivalents	(51,745)	(15,148)
Effect of exchange rate changes in cash and cash equivalents	(241)	(972)
Net decrease in cash and cash equivalents	(51,986)	(16,120)
Cash and cash equivalents—beginning of period	98,825	148,190
Cash and cash equivalents—end of period	$46,839	$132,070
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$106	$1
Income taxes	$1,034	$2,038
Noncash financing and investing activities:
Accrued purchase price of business acquisition	$—	$—
Accrued liability for purchase of property and equipment	$374	$1,033
Equipment acquired under capital lease	$—	$586
See accompanying notes to consolidated financial statements
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language, literacy and brain fitness solutions consisting of software products, online services, audio practice tools and mobile applications under the Rosetta Stone, Livemocha, Lexia, Fit Brains and Tell Me More brand names. In January 2014, Rosetta Stone acquired Vivity Labs Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") (see Footnote 3, Business Combinations). The Company's software products are sold on a direct basis and through select retailers. The Company provides its software applications to customers through the sale of packaged software and online subscriptions, domestically and in certain international markets.
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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014. The June 30, 2014 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at June 30, 2014 and December 31, 2013, the Company’s results of operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013 have been made. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to June 30, 2014 or to the three and six months ended June 30, 2014 and 2013 in the notes to the consolidated financial statements are unaudited.
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
For multiple element arrangements that contain software products and related services, the Company allocates the total arrangement consideration to all deliverables based on vendor-specific objective evidence of fair value, or vendor-specific objective evidence ("VSOE"), in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a substantial portion of its consumer revenue from Rosetta Stone Version 4 TOTALe which is a multiple element arrangement that includes perpetual software bundled with the subscription and conversational coaching components of the Company's TOTALe online service. The Company has identified two deliverables generally contained in Rosetta Stone V4 TOTALe software arrangements. The first deliverable is the perpetual software, which is delivered at the time of sale, and the second deliverable is the subscription service, which is considered a software-related element. Because the Company only sells the Version 4 TOTALe software on a stand-alone basis in its homeschool version, the Company does not have a sufficient concentration of stand-alone sales of the Version 4 TOTALe software to establish VSOE of fair value for this element. Accordingly, the Company allocates the arrangement consideration using the residual method based on the existence of VSOE of the undelivered element, the subscription service. The Company determines VSOE of fair value of the subscription service by reference to the range of stand-alone renewal sales of the three-month subscription service. The Company reviews these stand-alone sales on a quarterly basis. VSOE of fair value is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice.
For non-software multiple element arrangements the Company allocates revenue to all deliverables based on their relative selling prices. The Company's non-software multiple element arrangements primarily occur as sales to its Global Enterprise & Education customers. These arrangements can include subscription-based services, audio practice materials and training or any combination thereof. The Company does not have a sufficient concentration of stand-alone sales of the various deliverables noted above to its Global Enterprise & Education customers, and therefore cannot establish VSOE of fair value of each deliverable. Third party evidence of fair value does not exist for the subscription, audio practice and training services due to the lack of interchangeable language products and services within the market. Accordingly, the Company determines the selling price of the subscription, audio practice and training services deliverables included in its non-software multiple element arrangements using the best estimated selling price. The Company determines the best estimated selling price based on its internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on what each deliverable costs the Company.
In the US, the Company offers consumers who purchase packaged software and audio practice products directly from the Company a 30-day, unconditional, full money-back refund. The Company also permits some of our retailers and distributors to return packaged products, subject to certain limitations. The Company establishes revenue reserves for packaged product returns at the time of sale based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors.
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
Revenue for online service subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met. Rosetta Stone Version 4 TOTALe bundles, which include an online service subscription including conversational coaching and packaged software, allow customers to begin their online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. Online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement or the estimated customer life, as appropriate. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software products include sales to end user customers and resellers. In many cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For many product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. In other cases where packaged software products are sold to resellers on a consignment basis, revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with ASC 985-605-50 Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue at the time of sale.
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
Changes in Accounting Principle
In the third quarter of 2013, the Company voluntarily changed its accounting policy for sales commissions related to non-cancellable Software-as-a-Service (“SaaS”) contracts, from recording an expense when incurred, to deferral of the sales commission in proportion to the consideration allocated to each of the elements in the arrangement and in, or over, the same period the revenue is recognized for each of the elements in the arrangement (i.e., over the non-cancellable term of the contract for the SaaS deliverable). The Company is experiencing a significant increase in contracts with multi-year subscriptions and a corresponding increase in sales commissions due, among other reasons, to its acquisition of Lexia Learning Systems, Inc. (“Lexia”) in August 2013. Lexia provides services using a SaaS model and has historically had long-term arrangements with material sales commissions paid to its network of resellers and has applied a sales commission deferral and amortization policy.

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

The following tables present the effects of the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable SaaS contracts for the current periods presented, effective as of January 1, 2012 (in thousands, except per share data):
Consolidated Balance Sheets

	June 30, 2014			December 31, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Prepaid expense and other current assets	$6,859	$7,809	$14,668	$7,707	$4,587	$12,294
Total current assets	$111,949	$7,809	$119,758	$186,134	$4,587	$190,721
Other assets	$862	$3,453	$4,315	$3,111	$113	$3,224
Total assets	$254,653	$11,262	$265,915	$286,076	$4,700	$290,776
Accumulated loss	$(76,546)	$11,262	$(65,284)	$(33,992)	$4,700	$(29,292)
Total stockholders' equity	$87,889	$11,262	$99,151	$126,543	$4,700	$131,243
Total liabilities and stockholders' equity	$254,653	$11,262	$265,915	$286,076	$4,700	$290,776
Consolidated Statements of Operations

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$33,144	$(357)	$32,787	$70,203	$(144)	$70,059
Loss from operations	$(3,991)	$357	$(3,634)	$(8,130)	$144	$(7,986)
Income tax (benefit) provision	$(400)	$13	$(387)	$576	$4	$580
Net loss	$(3,557)	$344	$(3,213)	$(8,257)	$140	$(8,117)
Basic net loss per share	$(0.16)	$0.01	$(0.15)	$(0.38)	$—	$(0.38)
Diluted net loss per share	$(0.16)	$0.01	$(0.15)	$(0.38)	$—	$(0.38)
Shares used in computing basic net loss per share	21,569	—	21,569	21,465	—	21,465
Shares used in computing diluted net loss per share	21,569	—	21,569	21,465	—	21,465

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Sales and marketing	$40,094	$(2,261)	$37,833	$80,568	$(3,638)	$76,930
Loss from operations	$(17,227)	$2,261	$(14,966)	$(39,703)	$3,638	$(36,065)
Income tax (benefit) provision	$422	$69	$491	$(374)	$183	$(191)
Net loss	$(17,942)	$2,192	$(15,750)	$(39,447)	$3,455	$(35,992)
Basic net loss per share	$(0.84)	$0.10	$(0.74)	$(1.86)	$0.16	$(1.70)
Diluted net loss per share	$(0.84)	$0.10	$(0.74)	$(1.86)	$0.16	$(1.70)
Shares used in computing basic net loss per share	21,252	—	21,252	21,188	—	21,188
Shares used in computing diluted net loss per share	21,252	—	21,252	21,188	—	21,188
Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Impact of Commission Adjustment	As Adjusted	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(3,557)	$344	$(3,213)	$(8,257)	$140	$(8,117)
Other comprehensive income (loss)	$(3,437)	$344	$(3,093)	$(8,618)	$140	$(8,478)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Net loss	$(17,942)	$2,192	$(15,750)	$(39,447)	$3,455	$(35,992)
Other comprehensive income (loss)	$(17,679)	$2,192	$(15,487)	$(39,548)	$3,455	$(36,093)
Consolidated Statements of Cash Flow

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(39,447)	$3,455	$(35,992)	$(8,257)	$140	$(8,117)
Deferred income tax provision	$(647)	$183	$(464)	$(627)	$4	$(623)
Prepaid expenses and other current assets	$127	$(1,980)	$(1,853)	$(2,568)	$(176)	$(2,744)
Other assets	$737	$(1,658)	$(921)	$10	$32	$42
Net cash used in operating activities	$(18,104)	$—	$(18,104)	$(3,147)	$—	$(3,147)
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of June 30, 2014. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2014 and 2013, the fair value of options granted was calculated using the following

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions:

Six Months Ended June 30,
	2014	2013
Expected stock price volatility	64.1%-64.6%	67.9%-68.0%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.53%-1.71%	0.90%-1.06%

The Company reviews a group of comparable industry-related companies and its own data to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing our own and peer group data, the Company also considers the contractual option term and vesting period when determining the expected option life and forfeiture rate. The Company estimates the expected term of options using a combination of peer company information and the simplified method for estimating the expected term described in ASC 718-10-S99. For the risk-free interest rate, the Company uses a US Treasury Bond rate consistent with the estimated expected term of the option award.

The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company’s common stock at the date of grant.

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$17	$20	$17	$22
Sales and marketing	513	224	941	398
Research and development	305	323	432	623
General and administrative	1,118	1,469	1,969	2,661
Total	$1,953	$2,036	$3,359	$3,704
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
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to US dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes and the net unrealized gains and losses from the available-for-sale securities on total comprehensive loss (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(As Adjusted)*		(As Adjusted)*
Net loss	$(15,750)	$(3,213)	$(35,992)	$(8,117)
Foreign currency translation gain	263	120	(101)	(361)
Total comprehensive loss	$(15,487)	$(3,093)	$(36,093)	$(8,478)
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three and six months ended June 30, 2014 was $14.5 million and $30.2 million, respectively, and for the three and six months ended June 30, 2013 was $12.2 million and $27.2 million, respectively.
Recently Issued Accounting Standards
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact of the new guidance, if any, on our financial statements.

In May 2014, the FASB issued ASUNo. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which replaces the current revenue accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities may chose from two adoption methods, with certain practical expedients. The Company is in the process of evaluating the impact of the new guidance on our financial statements and disclosures and our adoption method.

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for a situation in which some or all of such net operating loss carryforward, a similar loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance beginning in fiscal year 2014, and the adoption of such guidance did not have a material impact on the presentation of the Company’s reported results of operations or financial position.

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
Lexia Learning Systems, Inc.

On August 1, 2013, the Company completed its acquisition of Lexia Learning Systems, Inc. (the “Lexia Merger”). Lexia is one of the most trusted and established companies in the reading technology market. The transaction marks the Company’s first extension beyond language learning and takes the Company deeper into the EdTech industry. The aggregate amount of consideration paid by the Company was $21.1 million in cash, net of working capital and deferred revenue adjustments, including a holdback of $3.4 million with 50% of such holdback paid within 30 days of the Company filing its Form 10-K for the year ended December 31, 2013 and 50% of such holdback to be paid on the 18 month anniversary of the acquisition. The Company paid $1.7 million of the holdback in April of 2014.

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

The Company allocated the purchase price based on current estimates of the fair value of assets acquired and liabilities assumed in connection with the Lexia Merger. The table below summarizes the estimates of fair value of the Lexia assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.

The Company finalized its allocation of the purchase price for Lexia as of June 30, 2014.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

Vivity Labs Inc.

On January 2, 2014, the Company completed its acquisition of Vivity Labs Inc. (the "Vivity Labs Merger" and "Vivity"). Vivity’s principal business activity is the development of brain fitness games aimed at improving the user’s cognitive function through activity, awareness and motivation through its flagship product, Fit Brains. The applications are designed for use on mobile, web and social platforms. Vivity’s emphasis on mobile solutions is especially compatible with Rosetta Stone’s focus on cloud-based technology to enable on-the-go learning. The aggregate amount of consideration paid by the Company was $12.2 million in cash.

The acquisition of Vivity Labs Inc. resulted in goodwill of approximately $9.3 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Vivity Labs Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Labs Merger were $57 thousand and $51 thousand during the six months ended June 30, 2014 and December 31, 2013, respectively. The results of operations for Vivity Labs have been included in the consolidated results of operations since January 2, 2014.

The Company has preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Vivity Labs Merger. The table below summarizes the estimates of fair value of the Vivity Labs assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. In the second quarter of 2014 we revised the preliminary value of the acquired technology platform which resulted in a $0.4 million increase to this acquired intangible asset and corresponding decrease to goodwill, with an immaterial impact to amortization expense. The Company has substantially completed the purchase price allocation for this acquisition. However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. Any such revisions are not expected to be significant.

The preliminary purchase price is allocated as follows (in thousands):

Cash	$14
Accounts receivable	427
Other current assets	5
Accounts payable	(287)
Net deferred tax liability	(919)
Net tangible assets acquired	(760)
Goodwill	9,333
Amortizable intangible assets	3,577
Preliminary purchase price	$12,150
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 2, 2014
Tradename	3 years	$188
Technology platform	5 years	2,448
Customer relationships	3 years	941
Total assets		$3,577

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
The Tell Me More Merger resulted in goodwill of approximately $21.4 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Tell Me More Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Merger were $1.0 million and $0.5 million during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The results of operations for Tell Me More S.A. have been included in the consolidated results of operations since January 9, 2014.

The Company has preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Tell Me More Merger. The table below summarizes the estimates of fair value of the Tell Me More S.A. assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. The Company has substantially completed the purchase price allocations for this acquisition. However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately. Any such revisions are not expected to be significant.

The preliminary purchase price is allocated as follows (in thousands):

Cash	$2,323
Accounts receivable	3,107
Inventory	526
Prepaid expenses	227
Fixed assets	5,594
Other non current assets	130
Accounts payable	(732)
Accrued compensation	(2,863)
Deferred revenue	(2,190)
Other current liabilities	(1,098)
Obligation under capital lease	(3,958)
Net deferred tax liability	(1,392)
Net tangible assets acquired	(326)
Goodwill	21,407
Amortizable intangible assets	9,105
Preliminary purchase price	$30,186

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

The following schedule presents unaudited consolidated pro forma results of operations data as if the Vivity Labs and Tell Me More Mergers had occurred on January 1, 2013 and the Livemocha and Lexia Mergers had occurred on January 1, 2012 (collectively "the Mergers"). This information does not purport to be indicative of the actual results that would have occurred if the Mergers had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$61,563	$73,167	$127,104	$146,555
Net loss	$(11,352)	$(13,597)	$(26,661)	$(14,577)
Basic loss per share	$(0.53)	$(0.63)	$(1.25)	$(0.68)
Diluted loss per share	$(0.53)	$(0.63)	$(1.25)	$(0.68)

The operations of Livemocha and Tell Me More have been integrated into the overall operations of the Company. The results of Livemocha and Tell Me More are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore, it is impracticable to report revenue and earnings from Livemocha and Tell Me More for the six months ended June 30, 2014. Revenue and net loss from Lexia were $3.3 million and $4.6 million for the six months ended June 30, 2014, respectively. Revenue and net loss from Vivity were $0.8 million and $1.1 million for the six months ended June 30, 2014, respectively.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(As Adjusted)*		(As Adjusted)*
Numerator:
Net Loss	$(15,750)	$(3,213)	$(35,992)	$(8,117)
Denominator:
Weighted average number of common shares:
Basic	21,252	21,569	21,188	21,465
Diluted	21,252	21,569	21,188	21,465
Loss per common share:
Basic	$(0.74)	$(0.15)	$(1.70)	$(0.38)
Diluted	$(0.74)	$(0.15)	$(1.70)	$(0.38)

*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

For the three and six months ended June 30, 2014 and 2013, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	71,000	376,000	90,000	365,000
Restricted stock units	97,000	96,000	92,000	91,000
Restricted stocks	37,000	216,000	81,000	228,000
Total common stock equivalent shares	205,000	688,000	263,000	684,000

5. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$3,872	$3,267
Finished goods	3,680	3,372
Total inventory	$7,552	$6,639
6. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha and Lexia in 2013 and the acquisitions of Vivity and Tell Me More in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, or more frequently, if impairment indicators arise. The Company's reporting units are: North America Consumer (excluding Vivity), Lexia, Rest of World Consumer, Global Enterprise and Education (excluding Lexia) and Vivity. Both Lexia and Vivity are components of larger operating segments; however,

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

each of these businesses is considered a reporting unit for goodwill impairment testing purposes. Prior to the acquisitions of Vivity and Lexia, the Company's reporting units were the same as its operating segments.
The following table represents the balance and changes in goodwill for the six months ended June 30, 2014 (in thousands):

	North America Consumer	Rest of World Consumer	Global Enterprise & Education	Total
Balance as of December 31, 2013	$17,971	$2,200	$29,888	$50,059
Acquisition of Vivity	9,333	—	—	9,333
Acquisition of Tell Me More	—	—	21,407	21,407
Impairment charge	—	(2,199)	—	(2,199)
Effect of change in foreign currency rate	(33)	(1)	118	84
Balance as of June 30, 2014	$27,271	$—	$51,413	$78,684
Interim Impairment Testing of Goodwill for ROW Consumer
As discussed in more detail in “Note 2” to the Company’s audited consolidated financial statements included in the Annual Report, goodwill is tested annually for impairment on June 30 of each year or more frequently if impairment indicators arise. In connection with the annual goodwill impairment analysis performed in the prior year at June 30, 2013, the Company determined that the fair value of each of the Company's reporting units exceeded its carrying value, and therefore no goodwill impairment charge was recorded in 2013.

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

The combination of the lower reporting unit fair value calculated in step one and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename and deferred revenue) in the second step of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for ROW Consumer. As a result, the Company recorded its best estimate of the goodwill impairment loss of $2.2 million, which represents a full impairment of ROW Consumer’s goodwill. In the second quarter we finalized the measurement of the impairment with no adjustment to the estimated impairment loss initially recorded in the first quarter.

Annual Impairment Testing of Goodwill

In connection with the annual goodwill impairment analysis performed as of June 30, 2014, the Company determined that the fair value of each of the Company's reporting units with material goodwill balances exceeded its carrying value, and therefore no goodwill impairment charges were recorded in connection with the annual analysis.

7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark	$12,609	$(646)	$11,963	$11,807	$(158)	$11,649
Core technology	16,541	(4,499)	12,042	9,954	(3,207)	6,747
Customer relationships	27,448	(13,104)	14,344	22,152	(11,720)	10,432
Website	12	(12)	—	12	(12)	—
Patents	300	(142)	158	300	(122)	178
Total	$56,910	$(18,403)	$38,507	$44,225	$(15,219)	$29,006
The intangible assets recorded as a result of the Vivity Labs Merger are included in the June 30, 2014 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 2, 2014
Tradename	3 years	$188
Technology platform	5 years	2,448
Customer relationships	3 years	941
Total assets		$3,577
The intangible assets recorded as a result of the Tell Me More Merger are included in the June 30, 2014 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 8, 2014
Customer relationships	5 years	$4,348
Technology platform	5 years	4,144
Tradename	1 year	613
Total assets		$9,105
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$146	$—	$293	$—
Sales and marketing	931	183	1,876	183
Research and development	531	180	1,015	190
Total	$1,608	$363	$3,184	$373
The increase in amortization expense is due to the amortization of intangible assets recorded as a result of the Livemocha and Lexia acquisitions in 2013 and the Vivity and Tell Me More acquisitions in 2014.
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2014 and years thereafter (in thousands):

As of June 30, 2014
2014-remaining	$3,170
2015	5,651
2016	5,169
2017	4,641
2018	4,028
Thereafter	5,242
Total	$27,901
8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	June 30, 2014	December 31, 2013
Accrued marketing expenses	$12,481	$19,885
Accrued professional and consulting fees	4,122	4,570
Sales return reserve	2,796	4,834
Sales, withholding and property taxes payable	4,432	3,968
Accrued purchase price of business acquisition	1,688	1,688
Other	3,898	6,991
Total other current liabilities	$29,417	$41,936
9. CAPITAL LEASES
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. CAPITAL LEASES (Continued)

During the six months ended June 30, 2013 the Company acquired $0.6 million in equipment and software through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of June 30, 2014
2014-remaining	$338
2015	820
2016	618
2017	618
2018-Thereafter	2,901
Total minimum lease payments	5,295
Less amount representing interest	873
Present value of net minimum lease payments	4,422
Less current portion	653
Obligations under capital lease, long-term	$3,769

10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2014 is based on the estimated annual effective tax rate for fiscal year 2014. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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

As of June 30, 2014, the Company is under audit in the United States for the 2009, 2010 and 2011 tax years. Currently we expect IRS field work to be completed no later than the third quarter 2014 and may provide additional information at that

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

time. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.

As of June 30, 2014 and December 31, 2013, the Company had $140,000 and $143,000, respectively, of unrecognized tax benefits, which if recognized, $99,000 would affect income tax expense. These liabilities for unrecognized tax benefits are presented as a reduction to the related deferred tax asset where appropriate and the remaining amount is included in “Other Long Term Liabilities.” Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision and are approximately $20,000 as of June 30, 2014.

Valuation Allowance Recorded for Deferred Tax Assets

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of June 30, 2014, the analysis of the need for a valuation allowance on US deferred tax assets considered that the US entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.

Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended June 30, 2014 results in a cumulative US pre-tax loss;

•	from 2006, when the US entity began filing as a C-corporation for income tax purposes, through 2010, the US entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for US federal and most state jurisdictions apply; and

•
the Company incurred a US federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of June 30, 2014, a full valuation allowance was provided for the US, Korea, Japan, China, Hong Kong, Mexico, Spain and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized. Further, in France a partial valuation allowance has been recorded on deferred tax assets the Company believes are not more likely than not to be realized.

Evaluation of the remaining jurisdictions as of June 30, 2014 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of June 30, 2014, and December 31, 2013, the Company’s US deferred tax liability was $9.7 million and $9.6 million, respectively, related to its goodwill and indefinite lived intangibles. As of June 30, 2014 the Company had foreign net deferred tax liabilities of $1.8 million compared to net deferred tax assets of $36 thousand at December 31, 2013.
11. STOCK-BASED COMPENSATION

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
2009 Omnibus Incentive Plan
On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan.
Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At June 30, 2014 there were 2,460,005 shares available for future grant under the 2009 Plan.
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
Stock Options
The following table summarizes the Company's stock option activity from January 1, 2014 to June 30, 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2014	1,927,552	$13.61	7.54	$2,829,380
Options granted	608,574	11.64
Options exercised	(112,307)	5.72
Options canceled	(373,399)	14.72
Options Outstanding, June 30, 2014	2,050,420	13.34	7.83	724,525
Vested and expected to vest June 30, 2014	1,871,360	13.43	7.70	715,585
Exercisable at June 30, 2014	821,204	$14.54	6.28	$582,808
As of June 30, 2014, there were approximately $7.8 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.73 years.
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
Restricted Stock Awards
The following table summarizes the Company's restricted stock award activity from January 1, 2014 to June 30, 2014:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2014	634,031	$12.28	$7,785,901
Awards granted	223,923	11.83
Awards vested	(220,409)	10.33
Awards canceled	(97,414)	13.45
Nonvested Awards, June 30, 2014	540,131	$12.71	$6,864,579

As of June 30, 2014, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $6.3 million and is expected to be recognized over a period of 2.84 years.

Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
During the six months ended June 30, 2014, 34,498 restricted stock units were granted. The Company did not grant any restricted stock units prior to April 2009.
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

The maximum number of shares to be issued as performance share awards is 482,629 and the maximum cash payout is $2.5 million. However, executives hired after the approval of the 2013 LTIP may be allowed to participate at the discretion of the board of directors, which could raise the overall share awards and cash payouts. The minimum number of shares to be issued as performance stock awards is zero, and the minimum cash payout is zero. If performance stock awards are granted, the shares will be 100% vested as of the date of grant. There will be no subsequent holding period requirement.

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
12. STOCKHOLDERS' EQUITY
At June 30, 2014, the Company's board of directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2014, the Company had shares of common stock issued of 22,831,674 and shares of common stock outstanding of 21,831,674.
On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permitted certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00. During November and December 2013, ABS Capital Partners IV Trust sold the remainder of its common stock holdings in the Company. As of June 30, 2014, Norwest Equity Partners VIII, LP continues to hold only a nominal number of shares of common stock. The shelf also provides the Company with the flexibility to offer an amount of equity or issue debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares at a per share price of $16.00 in the offering.

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations and applicable legal requirements. The Company expects to fund the repurchases through existing cash balances and cash generated from operations. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1.0 million shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the six months ended June 30, 2014. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

13. LEASE ABANDONMENT
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred a lease abandonment charge of $3.2 million for the six months ended June 30, 2014. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.

In March 2013 Rosetta Stone Japan Inc. partially abandoned its Japan office as a result of excess office space due to reduction in staff along with overall local operations business performance. The Company estimated the liability under the operating lease agreement reduced for anticipated sublease income in accordance with ASC 420 as the Company has no future economic benefit from the abandoned space and the lease does not terminate until February 28, 2015. As of March 31, 2014, the Company ceased to use the remaining office space in this facility and simultaneously negotiated and paid a lease termination fee of $0.4 million. The Company has been released from all obligations under the lease arrangement as of June 30, 2014.
A summary of the Company’s lease abandonment activity for the six months ended June 30, 2014 is as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LEASE ABANDONMENT (Continued)

	As of June 30,
	2014	2013
Accrued lease abandonment costs, beginning of period	$413	$—
Costs incurred and charged to expense	3,688	828
Principal reductions	(1,993)	(211)
Accrued lease abandonment costs, end of period	$2,108	$617
Accrued lease abandonment costs liability:
Short-term	$743	$377
Long-term	1,365	240
Total	$2,108	$617
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 72 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments for the remaining six months of 2014 and the years thereafter (in thousands):

As of June 30, 2014
Periods Ending December 31,
2014-remaining	$2,906
2015	4,233
2016	3,428
2017	2,857
2018-Thereafter	2,547
Total	$15,971
Rent expense was $1.4 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively. Rent expense was $2.9 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.

The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million at June 30, 2014. The deferred rent asset was $27 thousand at June 30, 2014. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

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

ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne affirmed the District Court's decision. Rosetta Stone GmbH commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. Rosetta Stone GmbH has filed appeals of the decisions in both cases to the German Federal Supreme Court on the grounds of law. A hearing on the appeal in the infringement proceeding took place before the German Federal Supreme Court on June 18, 2014; however, a decision has not been rendered in that appeal. A hearing on the appeal in the cancellation proceeding has been scheduled for October 23, 2014.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT INFORMATION (Continued)

Operating results by segment for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(As Adjusted)*		(As Adjusted)*
Revenue:
North America Consumer	$32,434	$39,934	$68,649	$81,318
Rest of World Consumer	5,467	7,478	12,136	16,048
Global Enterprise & Education	19,414	14,727	37,295	28,696
Total revenue	$57,315	$62,139	$118,080	$126,062
Segment contribution:
North America Consumer	$9,805	$19,141	$21,513	$35,480
Rest of World Consumer	(335)	(174)	11	(552)
Global Enterprise & Education	3,324	5,194	7,526	10,288
Total segment contribution	12,794	$24,161	$29,050	$45,216
Unallocated expenses, net:
Unallocated cost of sales	2,264	$971	$4,776	$1,501
Unallocated sales and marketing	4,159	4,711	9,384	8,771
Unallocated research and development	8,368	9,092	17,141	16,449
Unallocated general and administrative	13,437	12,986	28,513	25,653
Unallocated non-operating income/(expense)	(293)	(34)	(468)	(449)
Unallocated goodwill impairment	—	—	2,199	—
Unallocated lease abandonment	118	35	3,688	828
Total unallocated expenses, net	28,053	$27,761	$65,233	$52,753
Loss before income taxes	$(15,259)	$(3,600)	$(36,183)	$(7,537)
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
The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$46,637	$52,163	$96,047	$104,953
International	10,678	9,976	22,033	21,109
Total	$57,315	$62,139	$118,080	$126,062
The information below summarizes long-lived assets by geographic area as of June 30, 2014 and December 31, 2013 (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT INFORMATION (Continued)

	June 30, 2014	December 31, 2013
United States	$18,986	$17,205
International	5,665	561
Total	$24,651	$17,766

Revenue by Product and Service
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and six months ended June 30 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Language learning	$54,852	$62,139	$113,964	$126,062
Literacy	1,923	—	3,334	—
Brain fitness	540	—	782	—
Total	$57,315	$62,139	$118,080	$126,062

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
We derive our revenues from sales to both individual consumers and organizations. Our global consumer distribution model comprises a mix of our call centers, websites, third party e-commerce websites such as Digital River and Apple iTunes, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples and Costco, daily deal partners such as Groupon, home shopping networks such as GS Home Shopping in Korea and consignment distributors, such as Speed Commerce and third-party resellers of Lexia solutions. Our Global Enterprise & Education distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Rosetta Stone’s management team has communicated a strategic business plan designed to guide the Company through 2015. The key areas of focus are:
1.leveraging the brand;
2.innovating the platform; and
3.expanding distribution.
In pursuing these priorities, we plan to grow the business by continuing to invest in research and development of new products while focusing on maintaining costs and margins at appropriate levels.
We have three operating segments, North America Consumer, Rest of World ("ROW") Consumer and Global Enterprise & Education. We will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker, ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution decreased from $35.5 million for the six months ended June 30, 2013 to $21.5 million for the six months ended June 30, 2014. The decrease in North America Consumer segment contribution is due to a decrease in retail and direct to consumer revenues. ROW Consumer segment contribution increased from a loss of $0.6 million for the six months ended June 30, 2013 to break-even for the six months ended June 30, 2014 driven by a reduction in expenses primarily the result of the reduced size of operations in Japan and Korea. Global Enterprise & Education segment contribution decreased to $7.5 million for the six months ended June 30, 2014 as compared to $10.3 million for the six months ended June 30, 2013, due to an increase in sales and marketing expense related to the addition of sales staff, particularly from the Lexia and Tell Me More acquisitions and the lower margin on Tell Me More service offerings. The cost of service from the legacy Tell Me More language-learning services is a greater portion of revenue than that of the legacy Rosetta Stone language-learning services. We are working to condense our combined language-learning service offering to allow for profitable growth. The decline in Global Enterprise & Education segment contribution is also due to the greater amount of commission earned by resellers of our literacy services.
Over the last few years, our strategy has been to shift more and more of our business to online subscriptions, digital downloads and mobile apps and away from perpetual CD-Rom packages. We believe that these online subscription formats provide customers with an overall better experience and the flexibility to use our products on multiple platforms (i.e., tablets and mobile phones), and is a more economical and relevant way for us to deliver our products to customers. One challenge to encouraging customers to enter into or renew a subscription arrangement is that usage of our product varies greatly, ranging from customers that purchase but don’t have any usage to customers with high usage. The majority of purchasers tend towards the lower end of that spectrum, with most usage coming in the first few months after purchase and declining over time - similar to a gym membership.
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

The following table sets forth these unit and online learner metrics for the three and six months ended June 30, 2014 and 2013 (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product software revenue	$31,039	$40,946	$67,274	$85,142
Paid online learner revenues*	5,825	6,290	11,838	12,048
Total consumer revenues	$36,864	$47,236	$79,112	$97,190

Product software units	130,328	148,643	262,951	290,399
Total paid online learners*	108,062	85,112	108,062	85,112

Average revenue per product software unit	$238	$275	$256	$293
Average revenue per online learner*	$19	$25	$20	$26

*Excludes revenue and learners from Vivity, Tell Me More and Livemocha operations and mobile applications.
Product software
Product software revenue includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads and subscriptions in future periods.
Worldwide consumer revenue from product software decreased $9.9 million from the three months ended June 30, 2013 to the three months ended June 30, 2014, driven by a 13% decrease in the average revenue per unit and a 12% decrease in the number of units sold, compared to the prior year period.
Worldwide consumer revenue from product software decreased $17.9 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, driven by a 13% decrease in the average revenue per unit and a 9% decrease in the number of units sold, compare to the prior period.
Average Revenue Per Product Software Unit (ARPU)
Worldwide ARPU decreased $37, or 13%, from $275 for the three months ended June 30, 2013 to $238 for the three months ended June 30, 2014. The decline in ARPU was the result of multiple factors. During the second quarter of 2014 promotions extended for longer periods than a year ago, and the discounted prices were lower. Increased promotional activity accounted for all of the decrease in ARPU year-over-year as changes in channel mix had an immaterial impact.The Company is testing ways to stabilize prices and reduce discounting, however, in the near term the Company expects ARPU to continue to decline.
Worldwide ARPU decreased $37, or 13%, from $293 for the six months ended June 30, 2013 to $256 for the six months ended June 30, 2014. Longer promotional periods and deeper discounting accounted for a $45 decrease in ARPU year-over-year, while a shift in channel mix in favor of direct-to-consumer and away from retail had a $7 beneficial impact. Although the Company is testing strategies to mitigate the downward trend in prices, in the near term the Company expects ARPU to continue to decline.
Paid online learners

Revenue from paid online learners decreased $0.5 million from the three months ended June 30, 2013 to the three months ended June 30, 2014, driven by a decrease in the average revenue per online learner due to the decrease in paid online subscription price points implemented in September 2013.
Revenue from paid online learners decreased $0.2 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, driven by a decrease in the average revenue per online learner due to the decrease in paid online subscription price points implemented in September 2013.
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
Components of Our Statement of Operations
Revenue
We derive revenue from sales of language, literacy and brain fitness solutions consisting of product software, audio practice products, professional services, and online software subscriptions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Our audio practice products are normally combined with our product software products and sold as a solution.
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
Research and Development
Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the US and are devoted to modifying and expanding our product portfolio through the addition of new content and new complementary products and services to our language learning, literacy and brain fitness solutions. We expect our investment in research and development expenses to increase in future years as we deliver new products that will provide us with significant benefits in the future. In 2013 we restructured our product team, including the elimination of approximately seventy positions in our Harrisonburg, Virginia office and hiring personnel in Austin, Texas and San Francisco, California. We acquired Livemocha and gained additional product personnel in Seattle, Washington. We also acquired Vivity and Tell Me More and gained additional product personnel in Vancouver, Canada, near Versailles, France and Beijing, China. Payroll expenses have increased during 2014 due to hiring product team members in these more competitive labor markets. Rent has also increased due to our additional offices opened in 2014.
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
Income Tax Benefit (Expense)
For the three and six months ended June 30, 2014, we incurred an income tax expense of $0.5 million and an income tax benefit of $0.2 million, respectively, despite incurring losses before taxes of $15.3 million and $36.2 million, respectively, resulting in worldwide effective tax rates of 3.2% and 0.5%, respectively. The tax rate resulted from tax expense related to current year income of operations in Germany and the UK, foreign withholding taxes, and the tax impact of amortization of indefinite lived intangibles, offset by tax benefits related to current year losses in Canada and newly acquired Tell Me More and tax impact of goodwill impairment charge.
For the year ended December 31, 2013, the Company recorded income tax benefit of $1.9 million primarily attributable to a partial valuation allowance release of $5.4 million related to the net deferred tax liabilities acquired with the Livemocha and Lexia acquisitions, offset by income related to current year profits of operations in Canada, Germany, and the UK, foreign withholding taxes and the impact related to amortization of indefinite lived intangibles.
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

Goodwill

We test goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount.

In estimating the fair value of our reporting units in Step 1, we use a variety of techniques including the income approach (i.e., the discounted cash flow method) and the market approach (i.e., the guideline public company method). Our projections are estimates that can significantly affect the outcome of the analysis, both in terms of our ability to accurately project future results and in the allocation of fair value between reporting units. The factors that we consider important, and which could trigger an interim impairment review, include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. We will continue to review for impairment indicators.

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

In determining the fair value of the Company’s ROW Consumer reporting unit for the interim impairment analysis, we used an income approach consistent with the approach used in the most recent prior annual impairment test as of June 30, 2013. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value for the ROW Consumer reporting unit were discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of the reporting unit, the weighted average cost of capital and the underlying forecast. Based on our interim impairment analysis as of March 31, 2014, the carrying value of the Company’s ROW Consumer reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed.

The combination of the lower reporting unit fair value calculated in step one and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename and deferred revenue) in the second step of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for ROW Consumer. As a result, in the first quarter of 2014 we recorded our best estimate of the goodwill impairment loss of $2.2 million, which represents a full impairment of ROW Consumer’s goodwill. Upon finalizing the estimated impairment loss based on completion of the measurement of the impairment, no adjustment to the initial impairment charge was recognized in the second quarter of 2014.

Annual Goodwill Impairment Test

In connection with the annual goodwill impairment analysis performed at June 30, 2014, we determined that the fair value of each of the Company's reporting units with a material goodwill balance exceeded its carrying value, and therefore no additional goodwill impairment charges were recorded in 2014.

Although the North America Consumer reporting unit is not at risk of failing Step 1 of the goodwill impairment test as of June 30, 2014, the margin with which the fair value of the North America Consumer reporting unit exceeds its carrying value has declined substantially from June 30, 2013 primarily due to continued decreases in our consumer pricing. The near-term projections for this reporting unit include a year-over-year decline in revenue during FY 2014 followed by modest increases in revenue in 2015 - 2016 due to the introduction of new products and services. If demand for our current consumer products is lower than is expected in our current projections or if we are unable to successfully launch new products and services, our future revenue projections may not be achieved and this reporting unit may be at risk for failing Step 1 of the goodwill impairment test in future periods. We have allocated $18.0 million of goodwill to this reporting unit.

The fair value of the Vivity reporting unit exceeded its carrying value by 5% as of June 30, 2014. The margin between the carrying value and fair value is due to the proximity of the goodwill impairment testing date to the acquisition date of January 2, 2014. We do not believe this reporting unit is at risk of failing Step 1 as of June 30, 2014 as this reporting unit's performance has met or exceeded the projections developed at the time of the acquisition. The near-term projections for this reporting unit include an increase in web-based subscriptions as we integrate the Vivity website with the Rosetta Stone website and introduce more higher priced web-based subscription services. If we are unsuccessful in growing subscription revenue for Vivity's brain fitness services, our future projections may not be achieved and this reporting unit may be at risk for failing Step 1 of the goodwill impairment test in future periods. We have allocated $9.0 million of goodwill to this reporting unit.

For additional risk factors which could affect the assumptions used in our valuation of our reporting units see the section titled “Risk Factors” in our Form 10-K filed on March 3, 2014. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Change in Accounting Principle

In the third quarter of 2013, we voluntarily changed our accounting policy for sales commissions related to non-cancellable Software-as-a-Service (“SaaS”) contracts, from recording an expense when incurred, to deferral of the sales commission in proportion to the consideration allocated to each of the elements in the arrangement and in, or over, the same period the revenue is recognized for each of the elements in the arrangement (i.e., over the non-cancellable term of the contract for the SaaS deliverable). We are experiencing a significant increase in contracts with multi-year subscriptions and a corresponding increase in sales commissions due, among other reasons, to our acquisition of Lexia. Lexia provides its services using a SaaS model and has historically had longer-term arrangements, with material sales commissions paid to its network of resellers and has applied a sales commission deferral and amortization policy.

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
Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
		(As Adjusted)*
Revenue
Product	$28,125	$35,458	$(7,333)	(20.7)%
Subscription and service	29,190	26,681	2,509	9.4%
Total Revenue	57,315	62,139	(4,824)	(7.8)%
Cost of revenue
Cost of product revenue	7,269	6,998	271	3.9%
Cost of subscription and service revenue	4,691	3,226	1,465	45.4%
Total cost of revenue	11,960	10,224	1,736	17.0%
Gross profit	45,355	51,915	(6,560)	(12.6)%
Operating expenses:
Sales and marketing	37,833	32,787	5,046	15.4%
Research and development	8,368	9,093	(725)	(8.0)%
General and administrative	14,002	13,634	368	2.7%
Goodwill impairment	—	—	—	—%
Lease abandonment	118	35	83	237.1%
Total operating expenses	60,321	55,549	4,772	8.6%
Loss from operations	(14,966)	(3,634)	(11,332)	311.8%
Other income and expense:
Interest income	5	43	(38)	(88.4)%
Interest expense	(50)	—	(50)	(100.0)%
Other income	(248)	(9)	(239)	2,655.6%
Interest and other income, net	(293)	34	(327)	(961.8)%
Loss before income taxes	(15,259)	(3,600)	(11,659)	323.9%
Income tax (benefit) expense	491	(387)	878	(226.9)%
Net loss	$(15,750)	$(3,213)	$(12,537)	390.2%

*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

Comparison of the three months ended June 30, 2014 and the three months ended June 30, 2013

Our revenue decreased to $57.3 million for the three months June 30, 2014 from $62.1 million for the three months ended June 30, 2013. The change in revenue is due to decreases in North America Consumer revenues of $7.5 million and ROW Consumer revenues of $2.0 million, partially offset by an increase in Global Enterprise & Education revenues of $4.7 million. Bookings, calculated as revenue plus the change in deferred revenue, increased to $69.0 million for the three months ended June 30, 2014 from $63.1 million for the three months ended June 30, 2013. The increase was due to a $12.3 million increase in Global Enterprise & Education bookings, offset by decreases in North America Consumer bookings and ROW Consumer bookings of $4.5 million and $1.9 million, respectively, compared to the prior year.

We reported an operating loss of $15.0 million for the three months ended June 30, 2014 compared to an operating loss of $3.6 million for the three months ended June 30, 2013. The increase in operating loss was due to a decrease in gross profit of $6.6 million, driven by a $4.8 million decrease in revenue, and a $1.7 million increase in cost of revenue. Operating expenses increased $4.8 million due to an increase of $5.0 million in sales and marketing expenses and an increase of $0.4 million in general and administrative expenses, offset by a decrease of $0.7 million in research and development expenses.

The following table sets forth revenue for each of our three operating segments for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,				2014 versus 2013
	2014		2013		Change	% Change
North America Consumer	$32,434	56.6%	$39,934	64.3%	$(7,500)	(18.8)%
Rest of World Consumer	5,467	9.5%	7,478	12.0%	$(2,011)	(26.9)%
Global Enterprise & Education	19,414	33.9%	14,727	23.7%	$4,687	31.8%
Total Revenue	$57,315	100.0%	$62,139	100.0%	$(4,824)	(7.8)%
North America Consumer revenue decreased $7.5 million, or 19%, from the three months ended June 30, 2013 to the three months ended June 30, 2014. This decrease was due to reductions in revenue from our direct to consumer, global retail, kiosk and homeschool sales channels of $3.8 million, $3.2 million, $0.9 million and $0.3 million, respectively, offset by an increase of $0.5 million in the Vivity sales channel. In the second quarter of 2013 we closed our entire kiosk sales channel in the North America Consumer segment. North America Consumer bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, decreased $4.5 million to $34.8 million for the three months ended June 30, 2014 from $39.3 million for the three months ended June 30, 2013. The year-over-year variance by sales channel includes decreases of $1.6 million, $3.3 million and $0.6 million in direct to consumer, global retail and kiosk sales channels, respectively, partially offset by an increase of $1.2 million in the Vivity sales channel. In recent quarters we have focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. The decrease in overall pricing combined with the closure of our US kiosks resulted in lower North America Consumer bookings year-over-year. We expect that the trend of lowering prices resulting in increased unit volume and overall increased sales will continue.
ROW Consumer revenue decreased $2.0 million, or 27%, from the three months ended June 30, 2013 to the three months ended June 30, 2014. ROW Consumer revenues decreased $0.9 million and $0.9 million in Japan and Korea, respectively, due to the reduction of Asian consumer operations. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $5.0 million for the three months ended June 30, 2014 from $6.9 million for the three months ended June 30, 2013. Bookings decreased $1.1 million, $0.9 million and $0.3 million in Japan, Korea and UK respectively, offset by increases of $0.3 million and $0.4 million in France and from an indirect e-retailer, respectively. On January 10, 2014, we announced plans to streamline our Japan and Korea operations. We are using a partner model to continue to serve the Japanese market and reorganize our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) channel.
Global Enterprise & Education revenue increased $4.7 million, or 32%, from the three months ended June 30, 2013 to the three months ended June 30, 2014. Global Enterprise & Education revenue increased due to increases of $1.4 million and $0.2 million in our corporate and education channels from Tell Me More, respectively, as well as an increase of $1.9 million in revenue from Lexia, which was acquired on August 1, 2013. Global Enterprise & Education bookings, calculated as Global Enterprise & Education revenue plus the change in Global Enterprise & Education deferred revenue, increased $12.3 million to $29.2 million for the three months ended June 30, 2014 from $16.9 million for the three months ended June 30, 2013. $3.3 million of the increase in bookings was driven by the acquisition of Tell Me More and $6.3 million of the increase is due to the acquisition of Lexia. While we are still early in the year, we have seen a decline in renewal rates from existing E&E customers. With E&E bookings increasing, this means we are seeing an increase in bookings from new customers, which has a higher cost of acquisition when compared to the renewal of an existing customer. We expect renewal rates to improve over current levels through the remainder of 2014.
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
The following table sets forth revenue for products and subscription and services for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,				2014 versus 2013
	2014		2013		Change	% Change
Product revenue	$28,125	49.1%	$35,458	57.1%	$(7,333)	(20.7)%
Subscription and service revenue	29,190	50.9%	26,681	42.9%	2,509	9.4%
Total revenue	$57,315	100.0%	$62,139	100.0%	$(4,824)	(7.8)%
Product Revenue
Product revenue decreased $7.3 million, or 21%, to $28.1 million during the three months ended June 30, 2014 from $35.5 million during the three months ended June 30, 2013. Product revenue decreased $3.2 million, $2.9 million and $0.8 million for the direct to consumer, global retail and kiosk sales channels, respectively. Consumer product revenue decreased $7.2 million driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle driven by promotional pricing in our North America Consumer segment. The additional $0.1 million decrease was attributed to a decrease in Global Enterprise & Education product revenues.
Subscription and Service Revenue
Subscription and service revenue increased $2.5 million, or 9%, to $29.2 million for the three months ended June 30, 2014. The increase in subscription and service revenues was due to increases of $2.6 million, $2.1 million and $0.5 million in education, corporate and Vivity Labs service revenues, respectively. These increases were partially offset by decreases of $1.9 million, $0.7 million and $0.5 million in direct-to-consumer service, global retail and kiosk service revenues, respectively. Consumer online service revenue related to Version 4 TOTALe increased due to a growing base of exclusively online subscription sales. Global Enterprise & Education subscription and service revenues also increased $4.8 million related to growth in the Global Enterprise & Education customer base with renewing online subscriptions. $1.9 million of the increase in the Global Enterprise & Education revenue is attributable to Lexia.
Deferred revenue increased $11.7 million during the three months ended June 30, 2014. This increase is primarily driven by the increase in Global Enterprise & Education bookings.
We are currently evaluating changes to our existing solutions as well as the introduction of new solutions, including additional solutions for kids. If we implement additional subscription-based solutions, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
Revenue
Product	$28,125	$35,458	$(7,333)	(20.7)%
Subscription and service	29,190	26,681	2,509	9.4%
Total revenue	57,315	62,139	(4,824)	(7.8)%
Cost of revenue
Cost of product revenue	7,269	6,998	271	3.9%
Cost of subscription and service revenue	4,691	3,226	1,465	45.4%
Total cost of revenue	11,960	10,224	1,736	17.0%
Gross profit	$45,355	$51,915	$(6,560)	(12.6)%
Gross margin percentages	79.1%	83.5%	(4.4)%

Cost of Product Revenue
Cost of product revenue for the three months ended June 30, 2014 was $7.3 million, an increase of $0.3 million, or 4%, from the three months ended June 30, 2013. As a percentage of product revenue, cost of product revenue increased to 26% from 20% for the three months ended June 30, 2014 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar increase in cost of product is due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year partially offset by decreased freight charges.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended June 30, 2014 was $4.7 million, an increase of $1.5 million, or 45%, from the three months ended June 30, 2013. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 16% from 12% for the three months ended June 30, 2013 compared to the same prior year period. The dollar increase in cost of subscription and service is due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year, and second and third quarters of 2013.
Operating Expenses

	Three Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
		(As Adjusted)*
Sales and marketing	$37,833	$32,787	$5,046	15.4%
Research and development	8,368	9,093	(725)	(8.0)%
General and administrative	14,002	13,634	368	2.7%
Goodwill impairment	—	—	—	—%
Lease abandonment	118	35	83	237.1%
Total operating expenses	$60,321	$55,549	$4,772	8.6%
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2014 were $37.8 million, an increase of $5.0 million, or 15%, from the three months ended June 30, 2013. As a percentage of total revenue, sales and marketing expenses increased to 66% from 53% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The dollar and percentage increases in sales and marketing expenses were primarily attributable to a $1.8 million increase in payroll and benefits from the addition of Lexia, Tell Me More and Vivity, partially offset by a decrease in severance expenses of $1.0 million related to the kiosk closures in the US during the second quarter of 2013. Sales commission expense increased by $1.2 million as a result of an increase in Global Enterprise & Education revenue of 32%. In addition, there was a $2.2 million increase in marketing expense for new television advertising as well as internet and social media.These increases were partially offset by a $0.8 million decrease in rent expenses driven from kiosk closures and related lease termination expenses incurred during the second quarter of 2013. We had 20 kiosks worldwide as of June 30, 2013 and zero as of June 30, 2014. As a result, kiosk-related expenses decreased including rent expense, personnel costs and commissions.
Research and Development Expenses
Research and development expenses were $8.4 million for the three months ended June 30, 2014, a decrease of $0.7 million, or 8%, from the three months ended June 30, 2013. As a percentage of total revenue, research and development expenses remained flat at 15% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The dollar and percentage decreases were primarily attributable to a $1.4 million reduction in payroll expense due to the increased level of capitalized labor costs related to new service offerings. Relocation and recruitment expenses decreased by $0.4 million related to hiring of the new product team during the second quarter of 2013. These decreases were partially offset by increases in benefits of $0.4 million, rent of $0.1 million, and depreciation and amortization of $0.4 million, all driven from the acquisitions.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2014 were $14.0 million, an increase of $0.4 million, or 3%, from the three months ended June 30, 2013. As a percentage of revenue, general and administrative expenses increased to 24% for the three months ended June 30, 2014 compared to 22% for the three months ended June 30, 2013. The dollar and percentage increases were primarily attributable to a $0.5 million increase in professional services and expenses associated with the additional Tell Me More office locations. These increases were partially offset by a $0.3 million decrease in payroll due to a decrease in the restricted stock and stock option expenses during the three months ended June 30, 2014 as a result of the decrease in our stock price and increased severance compensation expense during the second quarter of 2013 related to the Livemocha acquisition.
Lease Abandonment
Lease abandonment expenses for the three months ended June 30, 2014 were $0.1 million, compared to $35 thousand for the three months ended June 30, 2013. The increase is attributable to the lease abandonment of the Tell Me More office space in Phoenix, Arizona due to the physical location closure to streamline our operations.

Interest and Other Income (Expense)

	Three Months Ended June 30,		2014 Versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Interest income	$5	$43	$(38)	(88.4)%
Interest expense	(50)	—	(50)	(100.0)%
Other income and (expense)	(248)	(9)	(239)	2,655.6%
Total other income (expense)	$(293)	$34	$(327)	(961.8)%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended June 30, 2014 was $5,000, a decrease of $38,000, or 88%, from the three months ended June 30, 2013.
Interest expense for the three months ended June 30, 2014 was $50,000, an increase of $50,000 from the three months ended June 30, 2013, attributable to interest on our capital leases.
Other expense for the three months ended June 30, 2014 was $248,000, an increase of $239,000, from the three months ended June 30, 2013, primarily attributable to foreign exchange losses.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
		(As Adjusted)*
Income tax expense (benefit)	$491	$(387)	$878	(226.9)%
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).
Our income tax expense for the three months ended June 30, 2014 was $0.5 million, compared to a $0.4 million income tax benefit for the three months ended June 30, 2013. The change was primarily resulted from the partial valuation allowance during the same quarter in the previous year.
Comparison of the six months ended June 30, 2014 and the six months ended June 30, 2013

	Six Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
		(As Adjusted)*
Revenue
Product	$60,497	$73,049	$(12,552)	(17.2)%
Subscription and service	57,583	53,013	4,570	8.6%
Total revenue	118,080	126,062	(7,982)	(6.3)%
Cost of revenue
Cost of product revenue	15,093	13,938	1,155	8.3%
Cost of subscription and service revenue	9,038	6,550	2,488	38.0%
Total cost of revenue	24,131	20,488	3,643	17.8%
Gross profit	93,949	105,574	(11,625)	(11.0)%
Operating expenses:
Sales and marketing	76,930	70,059	6,871	9.8%
Research and development	17,142	16,451	691	4.2%
General and administrative	30,055	26,222	3,833	14.6%
Goodwill impairment	2,199	—	2,199	100.0%
Lease abandonment	3,688	828	2,860	345.4%
Total operating expenses	130,014	113,560	16,454	14.5%
Loss from operations	(36,065)	(7,986)	(28,079)	351.6%
Other income and expense:
Interest income	10	84	(74)	(88.1)%
Interest expense	(106)	(45)	(61)	135.6%
Other income	(22)	410	(432)	(105.4)%
Interest and other income, net	(118)	449	(567)	(126.3)%
Loss before income taxes	(36,183)	(7,537)	(28,646)	380.1%
Income tax (benefit) expense	(191)	580	(771)	(132.9)%
Net loss	$(35,992)	$(8,117)	$(27,875)	343.4%

Our revenue decreased to $118.1 million for the six months ended June 30, 2014 from $126.1 million for the six months ended June 30, 2013. The change in revenue is due to decreases in North America Consumer revenues of $12.7 million and ROW Consumer revenues of $3.9 million, partially offset by an increase in Global Enterprise & Education revenues of $8.6 million. Bookings, calculated as revenue plus the change in deferred revenue, increased to $130.2 million for the six months ended June 30, 2014 from $123.5 million for the six months ended June 30, 2013. The increase was due to a $19.8 million increase in Global Enterprise & Education bookings, offset by decreases in North America Consumer bookings and ROW Consumer bookings of $9.7 million and $3.4 million, respectively, compared to the prior year.

We reported an operating loss of $36.1 million for the six months ended June 30, 2014 compared to an operating loss of $8.0 million for the six months ended June 30, 2013. The increase in operating loss was due to a decrease in gross profit of $11.6 million, driven by an $8.0 million decrease in revenue, and a $3.6 million increase in cost of revenue. Operating expenses increased $16.5 million due to increases of $6.9 million in sales and marketing expenses, $3.8 million in general and administrative expenses, $2.9 million in lease abandonment expense, $2.2 million in goodwill impairment, and
$0.7 million in research and development expenses.

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Six Months Ended June 30,				2014 versus 2013
	2014		2013		Change	% Change
North America Consumer	$68,649	58.1%	$81,318	64.5%	$(12,669)	(15.6)%
Rest of World Consumer	12,136	10.3%	16,048	12.7%	$(3,912)	(24.4)%
Global Enterprise & Education	37,295	31.6%	28,696	22.8%	$8,599	30.0%
Total Revenue	$118,080	100.0%	$126,062	100.0%	$(7,982)	(6.3)%
North America Consumer revenue decreased $12.7 million, or 16%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. This decrease was primarily due to reductions in revenue from our direct-to-consumer, global retail and kiosk sales channels of $3.3 million, $6.5 million and $3.4 million, respectively, offset by an increase of $0.8 million in revenue from our Vivity sales channel. North America bookings, calculated as North America Consumer revenue plus the change in North America consumer deferred revenue, decreased $9.7 million to $71.0 million for the six months ended June 30, 2014 from $80.6 million for the six months ended June 30, 2013. The year-over-year variance by sales channel includes decreases of $7.2 million, $3.1 million, and $1.6 million in our global retail, kiosk, and direct-to-consumer sales channels, respectively, partially offset by an increase of $2.5 million in our Vivity sales channel. In the second quarter of 2013 we closed our entire kiosk sales channel in the North America Consumer segment. In recent quarters we have focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. The decreased overall pricing combined with the closure of our US kiosks resulted in lower North America Consumer bookings year-over-year. We expect that the trend of lowering prices resulting in increased unit volume and overall increased sales will continue.
ROW Consumer revenue decreased $3.9 million, or 24%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. ROW Consumer revenues decreased $2.0 million, $1.4 million, $0.7 million and $0.4 million in Korea, Japan, the UK and Germany, respectively, offset by increases of $0.4 million each in France and from indirect, digital resellers. ROW Consumer bookings, calculated as ROW Consumer revenue plus the change in ROW Consumer deferred revenue, decreased to $11.8 million for the six months ended June 30, 2014 from $15.2 million for the six months ended June 30, 2013. Bookings decreased primarily due to decreases of $2.1 million, $2.1 million, and $0.2 million in Korea, Japan and the UK, respectively, offset by increases of $0.6 million and $0.2 million from an indirect e-retailer and France. On January 10, 2014, we announced plans to streamline our Japan and Korea operations. We plan to use a partner model to continue to serve the Japanese market and have reorganized our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) channel.
Global Enterprise & Education revenue increased $8.6 million, or 30%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. Global Enterprise & Education revenue increased due to increases of $2.6 million and $0.9 million in our corporate and education channels from Tell Me More, respectively, as well as an increase of $3.3 million in revenue from Lexia, which was acquired on August 1, 2013. Additional increases in Global Enterprise & Education revenue are due to increases of $1.0 million, $0.5 million and $0.5 million in the US, the UK and Germany, respectively, partially offset by a decrease of $0.3 million in Korea. Global Enterprise & Education bookings, calculated as Global Enterprise & Education revenue plus the change in Global Enterprise & Education deferred revenue, increased $19.8 million to $47.5 million for the six months ended June 30, 2014 from $27.6 million for the six months ended June 30, 2013. $9.9 million of the increase in bookings was driven by the acquisition of Lexia and $7.3 of the increase is due to the acquisition of Tell Me More. $3.3 million of the increase in bookings was due to an increase in the US. While we are still early in the year, we have seen a decline in renewal rates from existing E&E customers. With E&E bookings increasing, this means we are seeing an increase in bookings from new customers, which has a higher cost of acquisition when compared to the renewal of an existing customer. We expect renewal rates to improve over current levels through the remainder of 2014.
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
The following table sets forth revenue for products and subscription and services for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Six Months Ended June 30,				2014 versus 2013
	2014		2013		Change	% Change
Product revenue	$60,497	51.2%	$73,049	57.9%	$(12,552)	(17.2)%
Subscription and service revenue	57,583	48.8%	53,013	42.1%	4,570	8.6%
Total revenue	$118,080	100.0%	$126,062	100.0%	$(7,982)	(6.3)%
Product Revenue
Product revenue decreased $12.6 million, or 17%, to $60.5 million during the six months ended June 30, 2014 from $73.0 million during the six months ended June 30, 2013. Product revenue decreased $5.7 million, $3.7 million and $3.2 million for the Global Retail, direct-to-consumer, and kiosk sales channels, respectively. Consumer product revenue decreased $12.5 million driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle driven by promotional pricing in our North America Consumer segment, increased levels of daily deals and a shift in our sales channel mix. There was an additional decrease of $0.1 million increase in Global Enterprise & Education product revenues.
Subscription and Service Revenue
Subscription and service revenue increased $4.6 million, or 9%, to $57.6 million for the six months ended June 30, 2014. The increase in subscription and service revenues was due to increases of $5.1 million, $3.5 million, $0.8 million and $0.5 million in education, corporate, Vivity and homeschool service revenues, respectively. These increases were partially offset by decreases of $2.9 million, $1.4 million and $1.1 million in direct-to-consumer, global retail and kiosk service revenues, respectively. Consumer online service revenue related to Version 4 TOTALe increased due to a growing base of exclusively online subscription sales. Global Enterprise & Education subscription and service revenues also increased $8.6 million related to growth in the Global Enterprise & Education customer base with renewing online subscriptions. $3.3 million of the increase in the Global Enterprise & Education revenue is attributable to Lexia.
Deferred revenue increased $14.3 million during the six months ended June 30, 2014. This increase is driven by increases of $5.5 million and $2.1 million related to current activity from Tell Me More and Vivity, both of which were acquired during 2014. The remaining increase is due to $6.0 million and $1.0 million in Global Enterprise & Education and consumer online subscriptions, respectively.
We are currently evaluating changes to our existing solutions as well as the introduction of new solutions, including additional solutions for kids. If we implement additional subscription-based solutions, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Six Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
Revenue
Product	$60,497	$73,049	$(12,552)	(17.2)%
Subscription and service	57,583	53,013	4,570	8.6%
Total revenue	118,080	126,062	(7,982)	(6.3)%
Cost of revenue
Cost of product revenue	15,093	13,938	1,155	8.3%
Cost of subscription and service revenue	9,038	6,550	2,488	38.0%
Total cost of revenue	24,131	20,488	3,643	17.8%
Gross profit	$93,949	$105,574	$(11,625)	(11.0)%
Gross margin percentages	79.6%	83.7%	(4.2)%
Cost of Product Revenue
Cost of product revenue for the six months ended June 30, 2014 was $15.1 million, an increase of $1.2 million, or 8% from the six months ended June 30, 2013. As a percentage of product revenue, cost of product revenue increased to 25% from 19% for the three months ended June 30, 2014 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar increase in cost of product is due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the six months ended June 30, 2014 was $9.0 million, an increase of $2.5 million, or 38% from the six months ended June 30, 2013. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 16% from 12% for the six months ended June 30, 2014 compared to the same prior year period. The dollar increase in cost of subscription and service is due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year, and second and third quarters of 2013 and, also an increase in hosting expense.
Operating Expenses

	Six Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
		(As Adjusted)*
Sales and marketing	$76,930	$70,059	$6,871	9.8%
Research and development	17,142	16,451	691	4.2%
General and administrative	30,055	26,222	3,833	14.6%
Goodwill impairment	2,199	—	2,199	100.0%
Lease abandonment	3,688	828	2,860	345.4%
Total operating expenses	$130,014	$113,560	$16,454	14.5%
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).

Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2014 were $76.9 million, an increase of $6.9 million, or 10% from the six months ended June 30, 2013. As a percentage of total revenue, sales and marketing expenses increased to 65% from 56% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The dollar and percentage increases in sales and marketing expenses were primarily attributable to a $3.7 million increase in payroll and $1.0 million increase in benefits from the addition of Lexia, Tell Me More and Vivity, inclusive of severance expenses incurred in the US and Asia, during the first quarter of 2014. In addition, there was a $2.3 million increase in marketing expenses due to the creative development work for TV commercial development and production of $1.2 million and $1.0 million in marketing and advertising campaigns driven by Lexia, Tell Me More and Vivity collectively. A $1.9 million increase in sales commissions was a result of the increase in Global Enterprise & Education revenue compared to the six months ended June 30, 2013. These increases were partially offset by a $2.5 million decrease in professional services driven from decreased spend in call centers and removal of kiosk staffing support that did not recur in 2014. We had 20 kiosks worldwide as of June 30, 2013 and zero as of June 30, 2014. We expect to incur an increase in sales and marketing expenses in the second half of 2014 as we come into our back to school and holiday selling seasons.
Research and Development Expenses
Research and development expenses were $17.1 million for the six months ended June 30, 2014, an increase of $0.7 million, or 4%, from the six months ended June 30, 2013. As a percentage of total revenue, research and development expenses increased to 15% from 13% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The dollar and percentage increases were primarily attributable to a $0.7 million increase in benefits due to the addition of Livemocha, Lexia and Tell Me More employees, a $0.9 million increase in amortization expense driven from the addition of Livemocha, Tell Me More and Vivity acquired intangible assets, and a $0.2 million increase in rent expense due to the opening of new offices in Austin, TX and San Francisco, CA, and taking over leases through acquisitions in various locations, including Seattle, WA and near Versailles, France. These increases were partially offset by a $0.5 million decrease in professional services. Payroll expense also decreased by $0.5 million due to the increased level of capitalized labor costs associated with the development of new service offerings and a decrease in severance compensation expenses driven from the product development team re-organization during the six months ended June 30, 2013.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2014 were $30.1 million, an increase of $3.8 million, or 15%, from the six months ended June 30, 2013. As a percentage of revenue, general and administrative expenses increased to 25% for the six months ended June 30, 2014 compared to 21% for the six months ended June 30, 2013. The dollar and percentage increases were primarily attributable to a $1.4 million increase in payroll and benefits due to the addition of Lexia, Tell Me More and Vivity, inclusive of increased severance expense of $0.3 million related to the restructuring efforts in the US and Asia partially offset by decreased restricted stock and stock option expenses as a result of the decrease in our stock price during the six months ended June 30, 2014. In addition, general and administrative expense increased $0.6 million primarily driven from France business taxes and $0.5 million in professional services due to increased acquisition related consulting and integration work performed during the six months ended June 30, 2014.
Bad debt expense increased $1.2 million driven from increased accounts receivable aging. During the six months ended June 30, 2014, we began to experience a slow down in payments from one of our retail partners that distributes our software products to retailers like Best Buy and Staples. As a result, we recorded an increase to our bad debt reserve of $0.5 million.
Goodwill Impairment

We recorded a goodwill impairment charge of $2.2 million for the six months ended June 30, 2014 related to our ROW Consumer reporting unit.
Lease Abandonment
Lease abandonment expenses for the six months ended June 30, 2014 were $3.7 million, compared to $0.8 million for the six months ended June 30, 2013. The increase is attributable to the lease abandonment of the sixth floor space in the Arlington, VA office of $3.2 million, as well as, the closure of the Japan office resulting in lease abandonment costs of $0.4 million.

Interest and Other Income (Expense)

	Six Months Ended June 30,		2014 Versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Interest income	$10	$84	$(74)	(88.1)%
Interest expense	(106)	(45)	(61)	135.6%
Other income (expense)	(22)	410	(432)	(105.4)%
Total other income (expense)	$(118)	$449	$(567)	(126.3)%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the six months ended June 30, 2014 was $10,000, a decrease of $74,000 or 88%, from the six months ended June 30, 2013.
Interest expense for the six months ended June 30, 2014 was $106,000, an increase of $61,000, or 136% from the six months ended June 30, 2013. This increase was primarily attributable to interest on our capital leases.
Other expense for the six months ended June 30, 2014 was $22,000, a decrease of $432,000, as compared to other income of $410,000 for the six months ended June 30, 2013. This decrease was primarily attributable to foreign exchange losses.
Income Tax (Benefit) Expense

	Six Months Ended June 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
		(As Adjusted)*
Income tax (benefit) expense	$(191)	$580	$(771)	(132.9)%
*Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions (See Note 2).
Our income tax benefit for the six months ended June 30, 2014 was $0.2 million, compared to income tax expense of $0.6 million for the six months ended June 30, 2013. The change primarily resulted from tax benefits related to current year losses from certain foreign operations and the tax impact of the goodwill impairment charge.

Liquidity and Capital Resources
Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.

We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the United States and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and our relationships with suppliers and clients. Also, as our Global Enterprise & Education segment grows, a larger portion of our sales transactions occurs at the end of the quarter.

We anticipate that our expenditures will increase in the future as we expand our product base and accelerate our strategy through acquisitions. In addition, our business is affected by variations in seasonal trends. These seasonal trends create a situation in which we typically expend cash in the first and second quarters of the year and generate cash in the third and fourth quarters of the year. We expect this trend to continue. We believe that anticipated cash flows from operations and existing cash reserves will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months.

The total amount of cash that was held by foreign subsidiaries as of June 30, 2014 was $14.5 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.

Cash Flow Analysis

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.1 million for the six months ended June 30, 2014 compared to $3.1 million for the six months ended June 30, 2013, an increase of $15.0 million. The increase in net cash used in operating activities was primarily due to the increase in our net loss after adjusting for depreciation, amortization, stock compensation, bad debt expense, deferred income taxes, loss on disposal of equipment and loss on goodwill impairment. Net loss, adjusted for those items, totaled $22.4 million for the six months ended June 30, 2014 compared to zero for the three months ended June 30, 2013. The increase in net loss was offset by favorable fluctuations in working capital including accounts receivable and deferred revenue offset by reductions in other current liabilities and accrued compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $33.9 million for the six months ended June 30, 2014, compared to $12.4 million for the six months ended June 30, 2013, an increase of $21.5 million. Net cash used by investing activities related primarily to the $41.7 million for the acquisitions (net of cash) of Vivity and Tell Me More, which was offset by a payment of $12.3 million, representing funds in escrow at year end related to the pending acquisition of Vivity, payment of $1.7 million of the accrued Lexia purchase price liability and $4.5 million in purchases of property and equipment.

Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2014 compared to $0.4 million for the six months ended June 30, 2013. Net cash provided by financing activities during the six months ended June 30, 2014 was primarily due to proceeds from the exercise of stock options.
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
Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations	$15,971	$5,170	$6,933	$3,868	$—
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. No dollar amounts have been specified yet for the award of damages by the District Court of Cologne. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne affirmed the District Court's decision. We commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. We have filed appeals of the decisions in both cases to the German Federal Supreme Court on the grounds of law. A hearing on the appeal in the infringement proceeding took place before the German Federal Supreme Court on June 18, 2014; however, a decision has not been rendered in that appeal. A hearing on the appeal in the cancellation proceeding has been scheduled for October 23, 2014. We cannot predict the timing and ultimate outcome of this matter, however, we believe the range of possible loss is immaterial to our financial statements. Even if the plaintiff is unsuccessful in its claims against us, we will incur legal fees and other costs in the defense of these claims and appeals.

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

31.2*
Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2014