Form 10-Q
period 2014-09-30
ROSETTA STONE INC
filed 2014-11-05
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☐     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
As of October 31, 2014, there were 21,326,653 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,361	$98,825
Restricted cash	131	12,424
Accounts receivable (net of allowance for doubtful accounts of $1,452 and $1,000, respectively)	61,222	60,342
Inventory, net	6,490	6,639
Deferred sales commissions	9,821	6,079
Prepaid expenses and other current assets	6,221	6,215
Income tax receivable	735	197
Total current assets	133,981	190,721
Deferred sales commissions	4,212	1,809
Property and equipment, net	25,116	17,766
Goodwill	77,272	50,059
Intangible assets, net	36,287	29,006
Other assets	598	1,415
Total assets	$277,466	$290,776
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,088	$10,326
Accrued compensation	18,338	16,380
Obligations under capital lease	620	256
Other current liabilities	36,506	41,936
Deferred revenue	84,230	67,173
Total current liabilities	151,782	136,071
Deferred revenue	26,631	11,684
Deferred income taxes	10,169	9,022
Obligations under capital lease	3,400	217
Other long-term liabilities	1,391	2,539
Total liabilities	193,373	159,533
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,819 and 22,588 shares issued and 21,819 and 21,588 shares outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	177,238	171,123
Accumulated loss	(81,462)	(29,292)
Accumulated other comprehensive income (loss)	(250)	845
Treasury stock, at cost, 1,000 shares at September 30, 2014 and 1,000 shares at December 31, 2013	(11,435)	(11,435)
Total stockholders' equity	84,093	131,243
Total liabilities and stockholders' equity	$277,466	$290,776

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product	$32,392	$34,038	$92,888	$107,087
Subscription and service	32,123	26,834	89,707	79,847
Total revenue	64,515	60,872	182,595	186,934
Cost of revenue:
Cost of product revenue	7,916	7,325	23,010	21,263
Cost of subscription and service revenue	5,071	3,419	14,109	9,969
Total cost of revenue	12,987	10,744	37,119	31,232
Gross profit	51,528	50,128	145,476	155,702
Operating expenses:
Sales and marketing	43,771	34,844	120,700	104,904
Research and development	8,689	8,797	25,830	25,248
General and administrative	14,748	13,987	44,805	40,209
Goodwill impairment	—	—	2,199	—
Lease abandonment and termination	(53)	7	3,635	835
Total operating expenses	67,155	57,635	197,169	171,196
Loss from operations	(15,627)	(7,507)	(51,693)	(15,494)
Other income and (expense):
Interest income	3	21	13	105
Interest expense	(46)	(9)	(153)	(54)
Other income and (expense)	(752)	(305)	(772)	105
Total other income (expense)	(795)	(293)	(912)	156
Loss before income taxes	(16,422)	(7,800)	(52,605)	(15,338)
Income tax (benefit)	(244)	(3,631)	(435)	(3,052)
Net loss	$(16,178)	$(4,169)	$(52,170)	$(12,286)
Loss per share:
Basic	$(0.76)	$(0.19)	$(2.46)	$(0.57)
Diluted	$(0.76)	$(0.19)	$(2.46)	$(0.57)
Common shares and equivalents outstanding:
Basic weighted average shares	21,305	21,827	21,228	21,587
Diluted weighted average shares	21,305	21,827	21,228	21,587

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(16,178)	$(4,169)	$(52,170)	$(12,286)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(994)	373	(1,095)	12
Other comprehensive income (loss)	(994)	373	(1,095)	12
Comprehensive loss	$(17,172)	$(3,796)	$(53,265)	$(12,274)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,170)	$(12,286)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,468	6,229
Loss on foreign currency transactions	756	—
Bad debt expense	2,023	682
Depreciation and amortization	10,229	7,005
Deferred income tax (benefit)	(1,116)	(4,527)
Loss on disposal of equipment	181	246
Loss on goodwill impairment	2,199	—
Net change in:
Restricted cash	(21)	(9)
Accounts receivable	93	5,672
Inventory	648	(506)
Deferred sales commissions	(5,989)	(2,072)
Prepaid expenses and other current assets	240	(1,051)
Income tax receivable	(431)	391
Other assets	973	(132)
Accounts payable	885	961
Accrued compensation	(776)	(4,180)
Other current liabilities	(6,302)	(8,092)
Other long term liabilities	537	329
Deferred revenue	30,517	7,606
Net cash used in operating activities	(12,056)	(3,734)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,227)	(6,415)
Decrease in restricted cash for Vivity acquisition	12,314	—
Acquisitions, net of cash acquired	(41,687)	(25,675)
Net cash used in investing activities	(36,600)	(32,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	646	2,379
Repurchase of shares from exercised stock options	—	(1,040)
Proceeds from equity offering, net of issuance costs	—	(228)
Payments under capital lease obligations	(480)	(213)
Net cash provided by financing activities	166	898
Decrease in cash and cash equivalents	(48,490)	(34,926)
Effect of exchange rate changes in cash and cash equivalents	(974)	(160)
Net decrease in cash and cash equivalents	(49,464)	(35,086)
Cash and cash equivalents—beginning of period	98,825	148,190
Cash and cash equivalents—end of period	$49,361	$113,104
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$153	$10
Income taxes	$1,276	$2,745
Noncash financing and investing activities:
Accrued purchase price of business acquisition	$—	$3,375
Accrued liability for purchase of property and equipment	$378	$1,147
Equipment acquired under capital lease	$—	$586
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain numbers in the prior period consolidated financial statements have been reclassified to conform to the current period presentation which primarily relate to the discrete presentation of deferred sales commissions.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014. The September 30, 2014 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at September 30, 2014 and December 31, 2013, the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013 have been made. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to September 30, 2014 or to the three and nine months ended September 30, 2014 and 2013 in the notes to the consolidated financial statements are unaudited.
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
The Company distributes its products and services both directly to the end customer and indirectly through resellers. Our resellers earn commissions generally calculated as a fixed percentage of the gross sale to the end customer. The Company evaluates each of its reseller relationships in accordance with ASC 605-45 Revenue Recognition - Principal Agent Considerations (“ASC 605-45”) to determine whether the revenue recognized from indirect sales should be the gross amount of the contract with the end customer or reduced for the reseller commission. In making this determination the Company evaluates a variety of factors including whether it is the primary obligor to the end customer. Revenue is recorded net of taxes.
Revenue for online service subscriptions is recognized ratably over the term of the subscription period, assuming all revenue recognition criteria have been met. Rosetta Stone Version 4 TOTALe bundles, which include an online service subscription including conversational coaching and packaged software, allow customers to begin their online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. Online service subscriptions that are not activated during this registration window are forfeited and revenue is recognized upon

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.

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
Sales commissions from non-cancellable Software as a Service ("SaaS") contracts are deferred and amortized in proportion to the revenue recognized from the related contract.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2014. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates,

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2014 and 2013, the fair value of options granted was calculated using the following assumptions:

Nine Months Ended September 30,
	2014	2013
Expected stock price volatility	63.7%-65.0%	64.4%-68.0%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.46%-1.80%	0.75%-1.65%

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

The following table presents stock-based compensation expense included in the related financial statement line items (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$45	$86	$63	$108
Sales and marketing	632	669	1,573	1,067
Research and development	437	348	869	971
General and administrative	995	1,422	2,963	4,083
Total	$2,109	$2,525	$5,468	$6,229
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
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to US dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. The following table presents the effect of exchange rate changes on total comprehensive loss (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(16,178)	$(4,169)	$(52,170)	$(12,286)
Foreign currency translation gain (loss)	(994)	373	(1,095)	12
Total comprehensive loss	$(17,172)	$(3,796)	$(53,265)	$(12,274)
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2014 was $20.3 million and $50.4 million, respectively, and for the three and nine months ended September 30, 2013 was $15.9 million and $43.4 million, respectively.
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on our financial statements and disclosures.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on our financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which replaces the current revenue accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities may chose from two adoption methods, with certain practical expedients. The Company is in the process of evaluating the impact of the new guidance on our financial statements and disclosures and our adoption method.

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity ("ASU 2014-08"), which amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014; earlier adoption is permitted. The adoption of this guidance affects prospective presentation of disposals and therefore, is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

Lexia Learning Systems, Inc.

On August 1, 2013, the Company completed its acquisition of Lexia Learning Systems, Inc. (the “Lexia Merger”). Lexia is one of the most trusted and established companies in the literacy technology market. The transaction marked the Company’s first extension beyond language learning and takes the Company deeper into the Education Technology industry. The aggregate amount of consideration paid by the Company was $21.1 million in cash, net of working capital and deferred revenue adjustments, including a holdback of $3.4 million with 50% of such holdback paid within 30 days of the Company filing its Form 10-K for the year ended December 31, 2013 and 50% of such holdback to be paid on the 18 month anniversary of the acquisition. The Company paid $1.7 million of the holdback in April of 2014.

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

The Company finalized its allocation of the purchase price for Lexia as of June 30, 2014. The purchase price was allocated as follows (in thousands):

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

The acquisition of Vivity Labs Inc. resulted in goodwill of approximately $9.4 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

All expenditures incurred in connection with the Vivity Labs Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Labs Merger were $57 thousand and $51 thousand during the nine months ended September 30, 2014 and December 31, 2013, respectively. The results of operations for Vivity Labs have been included in the consolidated results of operations since January 2, 2014.

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

The preliminary purchase price is allocated as follows (in thousands):

Cash	$14
Accounts receivable	427
Other current assets	5
Accounts payable and accrued expenses	(307)
Net deferred tax liability	(919)
Net tangible assets acquired	(780)
Goodwill	9,353
Amortizable intangible assets	3,577
Preliminary purchase price	$12,150
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 2, 2014
Tradename	3 years	$188
Technology platform	5 years	2,448
Customer relationships	3 years	941
Total assets		$3,577

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

All expenditures incurred in connection with the Tell Me More Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Merger were $1.0 million and $0.5 million during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The results of operations for Tell Me More S.A. have been included in the consolidated results of operations since January 9, 2014.

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

The preliminary purchase price is allocated as follows (in thousands):

Cash	$2,323
Accounts receivable	3,106
Inventory	526
Prepaid expenses	227
Fixed assets	5,594
Other non current assets	130
Accounts payable	(732)
Accrued compensation	(2,863)
Deferred revenue	(2,190)
Other current liabilities	(1,126)
Obligation under capital lease	(3,958)
Net deferred tax liability	(1,392)
Net tangible assets acquired	(355)
Goodwill	21,436
Amortizable intangible assets	9,105
Preliminary purchase price	$30,186

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$66,900	$72,211	$194,004	$218,766
Net loss	$(13,664)	$(7,195)	$(40,325)	$(21,772)
Basic loss per share	$(0.64)	$(0.33)	$(1.90)	$(1.01)
Diluted loss per share	$(0.64)	$(0.33)	$(1.90)	$(1.01)

The operations of Livemocha and Tell Me More have been integrated into the overall operations of the Company. The results of Livemocha and Tell Me More are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore, it is impracticable to report revenue and earnings from Livemocha and Tell Me More for the nine months ended September 30, 2014. Revenue and net loss from Lexia were $6.2 million and $6.3 million for the nine months ended September 30, 2014, respectively. Revenue and net loss from Vivity were $1.6 million and $1.3 million for the nine months ended September 30, 2014, respectively.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net Loss	$(16,178)	$(4,169)	$(52,170)	$(12,286)
Denominator:
Weighted average number of common shares:
Basic	21,305	21,827	21,228	21,587
Diluted	21,305	21,827	21,228	21,587
Loss per common share:
Basic	$(0.76)	$(0.19)	$(2.46)	$(0.57)
Diluted	$(0.76)	$(0.19)	$(2.46)	$(0.57)

For the three and nine months ended September 30, 2014 and 2013, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	44,000	227,000	71,000	317,000
Restricted stock units	110,000	91,000	98,000	91,000
Restricted stocks	30,000	246,000	81,000	245,000
Total common stock equivalent shares	184,000	564,000	250,000	653,000

5. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$3,699	$3,267
Finished goods	2,791	3,372
Total inventory	$6,490	$6,639

6. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha and Lexia in 2013 and the acquisitions of Vivity and Tell Me More in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, or more frequently, if impairment indicators arise. The Company's reporting units are: North America Consumer (excluding Vivity), Vivity, Rest of World Consumer, Global Enterprise & Education (excluding Lexia), and Lexia. Both Vivity and Lexia are components of larger operating segments; however, each of these businesses is considered a reporting unit for goodwill impairment testing purposes. Prior to the acquisitions of Vivity and Lexia, the Company's reporting units were the same as its operating segments.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments for the nine months ended September 30, 2014 (in thousands):

	North America Consumer	Rest of World Consumer	Global Enterprise & Education	Total
Balance as of December 31, 2013	$17,971	$2,200	$29,888	$50,059
Acquisition of Vivity	9,353	—	—	9,353
Acquisition of Tell Me More	—	—	21,436	21,436
Impairment charge	—	(2,199)	—	(2,199)
Effect of change in foreign currency rate	(445)	(1)	(931)	(1,377)
Balance as of September 30, 2014	$26,879	$—	$50,393	$77,272
ROW Consumer Goodwill Impairment
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

Interim Impairment Review

The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. The North America Consumer (excluding Vivity), Global Enterprise & Education, Lexia, and Vivity reporting units were evaluated to determine if a triggering event has occurred. As of September 30, 2014, the Company concluded that there are no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment review.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark *	$12,558	$(857)	$11,701	$11,807	$(158)	$11,649
Core technology	16,146	(5,086)	11,060	9,954	(3,207)	6,747
Customer relationships	27,102	(13,725)	13,377	22,152	(11,720)	10,432
Website	12	(12)	—	12	(12)	—
Patents	300	(151)	149	300	(122)	178
Total	$56,118	$(19,831)	$36,287	$44,225	$(15,219)	$29,006
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of September 30, 2014, the carrying value of the tradename asset was $10.6 million.
Acquired Long-lived Intangible Assets
The intangible assets recorded as a result of the Vivity Labs Merger are included in the September 30, 2014 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 2, 2014
Tradename	3 years	$188
Technology platform	5 years	2,448
Customer relationships	3 years	941
Total assets		$3,577
The intangible assets recorded as a result of the Tell Me More Merger are included in the September 30, 2014 balances. The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Preliminary Estimated Useful Lives	Preliminary Estimated Value January 8, 2014
Customer relationships	5 years	$4,348
Technology platform	5 years	4,144
Tradename	1 year	613
Total assets		$9,105
Amortization Expense for the Long-lived Intangible Assets

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$146	$98	$439	$98
Sales and marketing	919	374	2,783	557
Research and development	501	180	1,516	370
Total	$1,566	$652	$4,738	$1,025
The increase in amortization expense is due to the amortization of intangible assets recorded as a result of the Livemocha and Lexia acquisitions in 2013 and the Vivity and Tell Me More acquisitions in 2014.
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2014 and years thereafter (in thousands):

As of September 30, 2014
2014-remaining	$1,538
2015	5,495
2016	5,013
2017	4,502
2018	3,889
Thereafter	5,242
Total	$25,679
Impairment Reviews of Intangible Assets

The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of September 30, 2014 to determine if indicators of impairment exist. The Company concluded that there are no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	September 30, 2014	December 31, 2013
Accrued marketing expenses	$18,878	$19,885
Accrued professional and consulting fees	2,627	4,570
Sales return reserve	2,342	4,834
Sales, withholding and property taxes payable	4,365	3,968
Accrued purchase price of business acquisition	1,688	1,688
Other	6,606	6,991
Total other current liabilities	$36,506	$41,936

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. CAPITAL LEASES
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the nine months ended September 30, 2013 the Company acquired $0.6 million in equipment and software through the issuance of capital leases. During the nine months ended September 30, 2014 no equipment or software was acquired through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.

Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of September 30, 2014
2014-remaining	$158
2015	778
2016	576
2017	576
2018	569
Thereafter	2,130
Total minimum lease payments	4,787
Less amount representing interest	767
Present value of net minimum lease payments	4,020
Less current portion	620
Obligations under capital lease, long-term	$3,400

10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine months ended September 30, 2014 is based on the estimated annual effective tax rate for fiscal year 2014. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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

As of September 30, 2014, the Company is under audit in the United States for the 2009, 2010, 2011, and 2012 tax years. Currently we expect IRS field work to be completed in the fourth quarter 2014 and will provide additional information at that time. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.

As of September 30, 2014 and December 31, 2013, the Company had $140,000 and $143,000, respectively, of unrecognized tax benefits, which if recognized, $99,000 would affect income tax expense. These liabilities for unrecognized tax benefits are presented as a reduction to the related deferred tax asset where appropriate and the remaining amount is included in “Other Long Term Liabilities.” Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision and are approximately $21,000 as of September 30, 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

Valuation Allowance Recorded for Deferred Tax Assets

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of September 30, 2014, the analysis of the need for a valuation allowance on US deferred tax assets considered that the US entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.

Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended September 30, 2014 results in a cumulative US pre-tax loss;

•	from 2006, when the US entity began filing as a C-corporation for income tax purposes, through 2010, the US entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for US federal and most state jurisdictions apply; and

•
the Company incurred a US federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of September 30, 2014, a full valuation allowance was provided for the US, Korea, Japan, China, Hong Kong, Mexico, Spain and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized. Further, in France a partial valuation allowance has been recorded on these deferred tax assets that the Company believes are not more likely than not to be realized.

Evaluation of the remaining jurisdictions as of September 30, 2014 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of September 30, 2014, and December 31, 2013, the Company’s US deferred tax liability was $10.1 million and $9.6 million, respectively, related to its goodwill and indefinite lived intangibles. As of September 30, 2014 the Company had foreign net deferred tax liabilities of $0.7 million compared to net deferred tax assets of $36 thousand at December 31, 2013.

For the nine months ended September 30, 2014 the Company recorded an income tax benefit of $0.4 million. The benefit in the current year is made up of tax benefits related to current year losses in Canada and France and a tax benefit related to the goodwill impairment charge taken by the Company during the first quarter of 2014 related to the ROW Consumer reporting unit. The goodwill that was written off related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off of a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax). These tax benefit amounts were offset by income tax expense related to current year profits of operations in Germany and the U.K., and foreign withholding taxes recorded during the period. Further offsetting the tax benefit was tax expense related to the tax impact of the amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.

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
Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At September 30, 2014 there were 2,845,723 shares available for future grant under the 2009 Plan.
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
Stock Options
The following table summarizes the Company's stock option activity from January 1, 2014 to September 30, 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2014	1,927,552	$13.61	7.54	$2,829,380
Options granted	633,121	11.56
Options exercised	(112,673)	5.73
Options canceled	(413,399)	14.30
Options Outstanding, September 30, 2014	2,034,601	13.27	7.62	324,166
Vested and expected to vest September 30, 2014	1,881,996	13.35	7.49	324,026
Exercisable at September 30, 2014	854,205	$14.44	6.20	$319,740
As of September 30, 2014, there were approximately $6.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.52 years.

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
Restricted Stock Awards
The following table summarizes the Company's restricted stock award activity from January 1, 2014 to September 30, 2014:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2014	634,031	$12.28	$7,785,901
Awards granted	227,244	11.78
Awards vested	(240,936)	10.65
Awards canceled	(113,743)	13.55
Nonvested Awards, September 30, 2014	506,596	$12.58	$6,372,420

As of September 30, 2014, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $5.7 million and is expected to be recognized over a period of 2.61 years.

Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
During the nine months ended September 30, 2014, 34,498 restricted stock units were granted. The Company did not grant any restricted stock units prior to April 2009.
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
12. STOCKHOLDERS' EQUITY
At September 30, 2014, the Company's board of directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At September 30, 2014, the Company had shares of common stock issued of 22,819,233 and shares of common stock outstanding of 21,819,233.
On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permitted certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00. During November and December 2013, ABS Capital Partners IV Trust sold the remainder of its common stock holdings in the Company. As of September 30, 2014, Norwest Equity Partners VIII, LP continues to hold only a nominal number of shares of common stock. The shelf also provides the Company with the flexibility to offer an amount of equity or issue debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares at a per share price of $16.00 in the offering.

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations and applicable legal requirements. The Company expects to fund the repurchases through existing cash balances and cash generated from operations. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1.0 million shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the nine months ended September 30, 2014. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

13. EMPLOYEE SEVERANCE
France Reduction in Force
On January 9, 2014, the Company completed its acquisition of Tell Me More, a company organized under the laws of France. At acquisition, the plan was to fully integrate Tell Me More into the operations of the Company. Following the acquisition, the Company undertook a plan to review the financial performance of the Company and of the French entity and as a result the Company identified the need to reduce expenses. In the second quarter of 2014, the Company began to create a plan to address the economic issues of the business through the reduction of expense. The result of this economic planning was to reduce headcount within certain business units of the French entity.
Under the requirements of French Labour Law, there is an expectation on the part of both the employer and employee that if an employee is terminated, the employer will be required to pay a minimum amount of severance. Accordingly, the Company has concluded that the termination benefits to be paid to certain employees as the result of the reduction in force in France are payable based upon an ongoing benefit arrangement. A severance liability becomes probable and estimable when the Company received approval from the French Labour Administration and the specific employees to be impacted were determined. As of September 30, 2014, these criteria were met and the Company recorded an accrual and the related expense of $1.0 million. Severance payments related to this reduction in force are anticipated to be paid during the fourth quarter of 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASE ABANDONMENT AND TERMINATION
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred a lease abandonment charge of $3.2 million for the nine months ended September 30, 2014. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.

In March 2013 Rosetta Stone Japan Inc. partially abandoned its Japan office as a result of excess office space due to reduction in staff along with overall local operations business performance. The Company estimated the liability under the operating lease agreement reduced for anticipated sublease income in accordance with ASC 420 as the Company has no future economic benefit from the abandoned space and the lease does not terminate until February 28, 2015. As of March 31, 2014, the Company ceased to use the remaining office space in this facility and simultaneously negotiated and paid a lease termination fee of $0.4 million. The Company has been released from all obligations under the lease arrangement as of September 30, 2014.
A summary of the Company’s lease abandonment activity for the nine months ended September 30, 2014 is as follows (in thousands):

	As of September 30,
	2014	2013
Accrued lease abandonment costs, beginning of period	$413	$—
Costs incurred and charged to expense	3,635	770
Principal reductions	(2,344)	(237)
Accrued lease abandonment costs, end of period	$1,704	$533
Accrued lease abandonment costs liability:
Short-term	$434	$381
Long-term	1,270	152
Total	$1,704	$533
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 72 months. Certain leases also include lease renewal options.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. COMMITMENTS AND CONTINGENCIES (Continued)

The following table summarizes future minimum operating lease payments for the remaining three months of 2014 and the years thereafter (in thousands):

As of September 30, 2014
Periods Ending December 31,
2014-remaining	$1,373
2015	4,307
2016	3,410
2017	2,856
2018	2,551
Thereafter	4
Total	$14,501
Rent expense was $1.4 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. Rent expense was $4.3 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"), and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $0.5 million and $0.5 million at September 30, 2014 and December 31, 2013, respectively. The deferred rent asset was $20 thousand and $5 thousand at September 30, 2014 and December 31, 2013, respectively. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

Litigation

In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne affirmed the District Court's decision.  Rosetta Stone GmbH appealed that decision on grounds of law to the German Federal Supreme Court which affirmed the lower court's decision on September 18, 2014. The Company has filed special complaints with the German Federal Supreme Court and the German Constitutional Court directed to constitutional issues in the German Federal Supreme Court’s decision.

In August 2011, Rosetta Stone GmbH commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. Rosetta Stone GmbH filed an appeal on grounds of law to the German Federal Supreme Court.  A hearing on the appeal was held and the German Federal Supreme Court rejected Rosetta Stone GmbH’s further appeal on October 23, 2014.

At this point, the Company cannot predict the amount of damages which Langenscheidt may ultimately be awarded based on the trademark infringement nor when any damages will be required to be paid. However, the Company has concluded that it will be required to pay court costs and opposing counsel fees and has recorded a liability of $0.3 million as of September 30, 2014. The Company will continue to incur legal fees and other costs in connection with the resolution of this case.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. COMMITMENTS AND CONTINGENCIES (Continued)

From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material impact on our business, financial condition or results of operations.

16. SEGMENT INFORMATION
The Company is managed in three operating segments—North America Consumer, Rest of World ("ROW") Consumer and Global Enterprise & Education. These segments also represent the Company's reportable segments. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses, facilities and communication expenses, purchasing expenses and manufacturing support and logistic expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.
Operating results by segment for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
North America Consumer	$36,371	$38,699	$105,018	$120,018
Rest of World Consumer	5,612	7,165	17,749	23,213
Global Enterprise & Education	22,532	15,008	59,828	43,703
Total revenue	$64,515	$60,872	$182,595	$186,934
Segment contribution:
North America Consumer	$7,113	$15,266	$28,626	$50,746
Rest of World Consumer	180	(537)	191	(1,089)
Global Enterprise & Education	6,425	5,200	13,951	15,488
Total segment contribution	13,718	$19,929	$42,768	$65,145
Unallocated expenses, net:
Unallocated cost of sales	2,517	$1,504	$7,293	$3,005
Unallocated sales and marketing	4,006	3,708	12,849	12,480
Unallocated research and development	8,689	8,797	25,830	25,248
Unallocated general and administrative	14,186	13,420	42,655	39,071
Unallocated non-operating expense/(income)	795	293	912	(156)
Unallocated goodwill impairment	—	—	2,199	—
Unallocated lease abandonment expense/(benefit)	(53)	7	3,635	835
Total unallocated expenses, net	30,140	$27,729	$95,373	$80,483
Loss before income taxes	$(16,422)	$(7,800)	$(52,605)	$(15,338)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2014 and 2013 (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$51,592	$51,013	$147,689	$155,966
International	12,923	9,859	34,906	30,968
Total	$64,515	$60,872	$182,595	$186,934
The information below summarizes long-lived assets by geographic area as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
United States	$19,977	$17,205
International	5,139	561
Total	$25,116	$17,766
Revenue by Product and Service
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Language learning	$60,874	$60,605	$174,838	$186,667
Literacy	2,850	267	6,183	267
Brain fitness	791	—	1,574	—
Total	$64,515	$60,872	$182,595	$186,934

17. SUBSEQUENT EVENTS
On October 28, 2014, the Company’s wholly-owned subsidiary, Rosetta Stone Ltd. (the “Borrower”), entered into a $25 million revolving credit Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank.  The Loan Agreement has a term of three (3) years during which the Borrower may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.  Presently, no borrowings have been made under the Loan Agreement. Interest on borrowed amounts accrue at either a LIBOR rate plus a margin of 2.25 percent or a prime rate plus a margin of 1.25 percent.  The Borrower may select LIBOR interest periods of certain defined intervals ranging from one month to one year.  All or portions of outstanding loans may be converted by Borrower from one interest rate method to the other.  The Company and each of its other U.S. subsidiaries (the “Guarantors”) have agreed to guarantee the Borrower’s obligations under the Loan Agreement.  The Borrower’s obligations are also secured by a security interest on substantially all its and the Guarantors’ assets including their intellectual property rights and by a stock pledge by the Guarantors and the Borrower of 100% of their ownership interests in U.S. subsidiaries and 66% of their ownership interests in certain foreign subsidiaries.  The Company and its subsidiaries are subject to certain covenants under the Loan Agreement including financial covenants and limitations on indebtedness, encumbrances, investments and distributions and dispositions of assets. The Loan Agreement contains customary events of default, the occurrence of which could result in the Bank’s acceleration of the Borrower’s repayment obligation of any loan amount then outstanding.

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
Overview
Rosetta Stone Inc. (“Rosetta Stone,” the “Company,” “we” or “us”) is dedicated to changing the way the world learns. Our innovative, technology-driven language-learning, literacy, and brain fitness solutions have been purchased by millions of individuals and used by thousands of schools, businesses, and government organizations around the world. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including online subscriptions, digital downloads, mobile apps and perpetual CD-Rom packages. Rosetta Stone has invested more in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha, Inc. ("Livemocha") and Lexia Learning Systems, Inc. ("Lexia") in 2013 and Vivity Labs Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014.
We derive our revenues from sales to both individual consumers and organizations. Our global consumer distribution channel comprises a mix of our call centers, websites, third party e-commerce websites such as Digital River and Apple iTunes, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples Sam's Club, and Costco, daily deal partners such as Groupon, home shopping networks such as GS Home Shopping in Korea and consignment distributors, such as Wynit Distribution and Software Packaging Associates. Our Global Enterprise & Education distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations, as well as through a network of third-party resellers of our literacy solutions. Rosetta Stone’s management team has communicated a strategic business plan designed to guide the Company through 2016. The key areas of focus are:
1.leveraging the brand;
2.innovating the platform; and
3.expanding distribution.
In pursuing these priorities, we plan to grow the business by continuing to invest in research and development of new products while focusing on maintaining costs and margins at appropriate levels.
We have three operating segments, North America Consumer, Rest of World ("ROW") Consumer and Global Enterprise & Education. We will discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution decreased from $50.7 million for the nine months ended September 30, 2013 to $28.6 million for the nine months ended September 30, 2014. The decrease in North America Consumer segment contribution is due to a decrease in retail and direct-to-consumer revenues. ROW Consumer segment contribution increased from a loss of $1.1 million for the nine months ended September 30, 2013 to break-even for the nine months ended September 30, 2014 driven by a reduction in expenses primarily the result of the reduced size of operations in Japan and Korea. Global Enterprise & Education segment contribution decreased to $14.0 million for the nine months ended September 30, 2014 as compared to $15.5 million for the nine months ended September 30, 2013, due to an increase in sales and marketing expense related to the addition of sales staff, particularly from the Lexia and Tell Me More acquisitions and the lower margin on Tell Me More service offerings. The cost of service from the legacy Tell Me More language-learning services is a greater portion of revenue than that of the legacy Rosetta Stone language-

learning services. We are working to condense our combined language-learning service offering to allow for profitable growth. The decline in Global Enterprise & Education segment contribution is also due to the greater amount of commission earned by resellers of our literacy services.
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
For additional information regarding our segments, see Note 16 of Item 1, Financial Statements. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistent with our current operating segments and definition of segment contribution.
Business Metrics
Management uses the following key business metrics to measure the success of sales of our Rosetta Stone language-learning and literacy solutions in our combined North America and ROW Consumer segments. Management does not review these metrics at a disaggregated segment level. In addition, management does not currently use any comparable metrics to measure success of our Global Enterprise & Education segment.

•	Product software units. A unit is a perpetual software license sold as either tangible packaged software or as an online download.

•
Average revenue per product software unit. Consumer revenues derived from product software units divided by the number of product software units sold in the same period. Revenue from product software includes product revenue associated with product licenses in addition to service revenues associated with short-term online subscriptions that are bundled with our Version 4 TOTALe offering. Currently, $25 in revenue per unit is derived from service revenues associated with this short-term online subscription.

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

The following table sets forth these unit and online learner metrics for the three and nine months ended September 30, 2014 and 2013 (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product software revenue	$35,078	$39,368	$102,351	$124,511
Paid online learner revenues*	5,875	6,316	17,713	18,314
Total consumer revenues	$40,953	$45,684	$120,064	$142,825

Product software units	166,367	157,706	429,318	448,105
Total paid online learners*	129,452	88,633	129,452	88,633

Average revenue per product software unit	$211	$250	$238	$278
Average revenue per online learner*	$16	$24	$18	$25

*Excludes revenue and learners from Fit Brains, Tell Me More and Livemocha operations and mobile applications.
Product software
Product software revenue includes sales of our Rosetta Stone Version 4 TOTALe product. We anticipate the mix of product units will shift from our traditional CD-ROM product to digital downloads and subscriptions in future periods.
Worldwide consumer revenue from product software decreased $4.3 million from the three months ended September 30, 2013 to the three months ended September 30, 2014, driven by a 16% decrease in the average revenue per unit and slightly tempered by a 5% increase in the number of units sold, compared to the prior year period.
Worldwide consumer revenue from product software decreased $22.2 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, driven by a 14% decrease in the average revenue per unit and a 4% decrease in the number of units sold, compared to the prior period.
Average Revenue Per Product Software Unit (ARPU)
Worldwide ARPU decreased $39, or 16%, from $250 for the three months ended September 30, 2013 to $211 for the three months ended September 30, 2014. The decline in ARPU was the result of multiple factors. During the third quarter of 2014, greater promotional activity and deeper discounting activity caused the majority of the decline, offset minimally by a shift in channel mix from retail distribution to direct-to-consumer sales.
Worldwide ARPU decreased $40, or 14%, from $278 for the nine months ended September 30, 2013 to $238 for the nine months ended September 30, 2014. More extensive promotional activity and deeper discounting accounted for a $44 decrease in ARPU year-over-year, while a shift in channel mix in favor of direct-to-consumer and away from retail had a $4 beneficial impact.
Although the Company is testing strategies to mitigate the downward trend in prices, in the near term the Company expects ARPU to continue to decline. If lowering prices does not result in increased units sales volume, our overall profitability could be negatively impacted.
Paid online learners
Revenue from paid online learners decreased $0.4 million from the three months ended September 30, 2013 to the three months ended September 30, 2014, driven by a decrease in the average revenue per online learner due to the decrease in paid online subscription price points implemented in September 2013.
Revenue from paid online learners decreased $0.6 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, driven by a decrease in the average revenue per online learner due to the decrease in paid online subscription price points implemented in September 2013.
Bookings
In addition to the unit and learner metrics described above, management also uses bookings to evaluate the overall health of the business and evaluate performance. Bookings are a non-GAAP financial measure that represent executed sales contracts received by the Company that are either recorded immediately as revenue or as deferred revenue. Management believes that bookings provides useful information to investors regarding certain financial and business trends relating to the

Company’s financial condition and results of operations. Bookings are calculated in total and at the operating segment level as revenue plus the change in deferred revenue.
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
We sell our solutions directly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers. Consumer products and services include our product software and audio practice products, online software subscriptions and professional services. We sell to enterprise and education organizations primarily through our direct enterprise and education sales force as well as our network of resellers. Most organizations elect to license our products on a subscription basis. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and enterprise and education sales channels because the customers and revenue drivers of these channels are different.
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
Sales and Marketing
Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff and commissions earned by our sales personnel and resellers, particularly resellers of our literacy services. Sales commissions are generally paid at the time the customer is invoiced. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized. We intend to continue to expand our sales activities within some of our existing regions as well as to expand our presence into new countries, in addition to expanding our media and advertising campaigns in the US. We expect sales and marketing expenses to increase in future periods as we seek to stabilize and expand our operations in existing and new markets.
Research and Development
Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the US and are devoted to modifying and expanding our product portfolio through the addition of new content and new paid and complementary products and services to our language learning, literacy and brain fitness solutions. We expect our investment in research and development expenses to increase in future years as we deliver new products that will provide us with significant benefits in the future. In 2013 we restructured our product team, including the elimination of approximately seventy positions in our Harrisonburg, Virginia office and hiring personnel in Austin, Texas and San Francisco, California. We acquired Livemocha and gained additional product personnel in Seattle, Washington. We also acquired Vivity and Tell Me More and gained additional product personnel in Vancouver, Canada, near Versailles, France and Beijing, China. Payroll expenses have increased during 2014 due to hiring product team members in these more competitive labor markets. Rent has also increased due to our additional offices opened in 2014.
General and Administrative
General and administrative expenses consist primarily of shared services, such as personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to acquisitions and other corporate expenses. In 2014, there have been, and we expect that there will continue to be, increases to certain general and administrative expenses to support our due diligence efforts, the integration of our recent acquisitions and continued expansion into international markets. However, we are also taking steps to reduce certain general and administrative expenses as we realign our cost structure to help fund investment in areas of growth.
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
Income Tax (Benefit) Expense
For the three and nine months ended September 30, 2014, we incurred an income tax benefit of $0.2 million and an income tax benefit of $0.4 million, respectively, despite incurring losses before taxes of $16.4 million and $52.6 million, respectively, resulting in worldwide effective tax rates of 1.5% and 0.8%, respectively. The tax rate resulted from tax expense related to current year income of operations in Germany and the UK, foreign withholding taxes, and the tax impact of amortization of indefinite lived intangibles. This was offset by tax benefits related to current year losses in Canada and newly acquired Tell Me More and tax impact of goodwill impairment charge.
For the year ended December 31, 2013, the Company recorded income tax benefit of $1.9 million primarily attributable to a partial valuation allowance release of $5.4 million related to the net deferred tax liabilities acquired with the Livemocha and Lexia acquisitions. This was offset by income tax expense related to current year profits of operations in Canada, Germany, and the UK, foreign withholding taxes and the impact related to amortization of indefinite lived intangibles.
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

In performing the Step 1 analysis as part of the annual impairment test as of June 30, 2014, we concluded that the North America Consumer reporting unit is not at risk of failing Step 1. The margin with which the fair value of the North America Consumer reporting unit exceeded its carrying value declined substantially from June 30, 2013 primarily due to continued decreases in our consumer pricing. The near-term projections for this reporting unit include a year-over-year decline in revenue during FY 2014 followed by modest increases in revenue in 2015 - 2016 due to the introduction of new products and services. If demand for our current consumer products is lower than is expected in our current projections or if we are unable to successfully launch new products and services, our future revenue projections may not be achieved and this reporting unit may be at risk for failing Step 1 of the goodwill impairment test in future periods. We have allocated $18.0 million of goodwill to this reporting unit.

In performing the Step 1 analysis as part of the annual impairment test as of June 30, 2014, we concluded that the Vivity reporting unit is not at risk of failing Step 1 as this reporting unit's performance has met or exceeded the projections developed at the time of the acquisition. The fair value of the Vivity reporting unit exceeded its carrying value by 5% as of June 30, 2014. The margin between the carrying value and fair value is due to the proximity of the goodwill impairment testing date to the acquisition date of January 2, 2014. The near-term projections for this reporting unit include an increase in web-based subscriptions as we integrate the Vivity website with the Rosetta Stone website and introduce more higher priced web-based subscription services. If we are unsuccessful in growing subscription revenue for Fit Brains services, our future projections may not be achieved and this reporting unit may be at risk for failing Step 1 of the goodwill impairment test in future periods. We have allocated $9.4 million of goodwill to this reporting unit.

For additional risk factors which could affect the assumptions used in our valuation of our reporting units see the section titled “Risk Factors” in our Form 10-K filed on March 3, 2014. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Interim Impairment Review

The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. The North America Consumer (excluding Vivity), Vivity, Global Enterprise & Education (excluding Lexia), and Lexia reporting units were evaluated to determine if a triggering event has occurred. As of September 30, 2014, the Company concluded that there are no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment review.

Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
Revenue
Product	$32,392	$34,038	$(1,646)	(4.8)%
Subscription and service	32,123	26,834	5,289	19.7%
Total Revenue	64,515	60,872	3,643	6.0%
Cost of revenue
Cost of product revenue	7,916	7,325	591	8.1%
Cost of subscription and service revenue	5,071	3,419	1,652	48.3%
Total cost of revenue	12,987	10,744	2,243	20.9%
Gross profit	51,528	50,128	1,400	2.8%
Operating expenses:
Sales and marketing	43,771	34,844	8,927	25.6%
Research and development	8,689	8,797	(108)	(1.2)%
General and administrative	14,748	13,987	761	5.4%
Goodwill impairment	—	—	—	—%
Lease abandonment	(53)	7	(60)	(857.1)%
Total operating expenses	67,155	57,635	9,520	16.5%
Loss from operations	(15,627)	(7,507)	(8,120)	108.2%
Other income and expense:
Interest income	3	21	(18)	(85.7)%
Interest expense	(46)	(9)	(37)	411.1%
Other income	(752)	(305)	(447)	146.6%
Interest and other income, net	(795)	(293)	(502)	171.3%
Loss before income taxes	(16,422)	(7,800)	(8,622)	110.5%
Income tax (benefit)	(244)	(3,631)	3,387	(93.3)%
Net loss	$(16,178)	$(4,169)	$(12,009)	288.1%

Comparison of the three months ended September 30, 2014 and the three months ended September 30, 2013

Our revenue increased to $64.5 million for the three months September 30, 2014 from $60.9 million for the three months ended September 30, 2013. The change in revenue is due to an increase in Global Enterprise & Education revenues of $7.5 million, partially offset by decreases in North America Consumer revenues of $2.3 million and ROW Consumer revenues of $1.6 million. Bookings increased to $82.1 million for the three months ended September 30, 2014 from $70.7 million for the three months ended September 30, 2013. The increase was due to a $12.3 million increase in Global Enterprise & Education bookings and an increase in North America Consumer bookings of $1.6 million, partially offset by a decrease of $2.4 million in ROW Consumer bookings, compared to the prior year.

We reported an operating loss of $15.6 million for the three months ended September 30, 2014 compared to an operating loss of $7.5 million for the three months ended September 30, 2013. The increase in operating loss was due to an increase of $8.9 million in sales and marketing expenses and an increase of $0.8 million in general and administrative expenses, partially offset by a decrease of $0.1 million in research and development expenses. The increase in operating expenses were partially offset by an increase in gross profit of $1.4 million, driven by a $3.6 million increase in revenue, partially offsetting a $2.2 million increase in cost of revenue.

The following table sets forth revenue for each of our three operating segments for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,				2014 versus 2013
	2014		2013		Change	% Change
North America Consumer	$36,371	56.4%	$38,699	63.6%	$(2,328)	(6.0)%
Rest of World Consumer	5,612	8.7%	7,165	11.8%	$(1,553)	(21.7)%
Global Enterprise & Education	22,532	34.9%	15,008	24.7%	$7,524	50.1%
Total Revenue	$64,515	100.0%	$60,872	100.0%	$3,643	6.0%
North America Consumer revenue decreased $2.3 million, or 6%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. This decrease was due to reductions in revenue from our direct-to-consumer, global retail, kiosk and homeschool sales channels of $1.4 million, $1.2 million, $0.3 million and $0.3 million, respectively, offset by an increase of $0.8 million in the Fit Brains sales channel. North America Consumer bookings increased $1.6 million to $40.2 million for the three months ended September 30, 2014 from $38.6 million for the three months ended September 30, 2013. The bookings variance by sales channel includes direct-to-consumer increases of $3.2 million and Fit Brains increases of $1.1 million. These increases are partially offset by a decrease of $2.4 million in our global retail sales channel as certain of the Company's larger retail partners significantly reduced inventory levels during the third quarter of this year, resulting in fewer units ordered and lower revenue compared to last year.  In recent quarters we have focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. We have implemented more aggressive discounting and promotional activity, particularly in the direct-to-consumer channel, to combat the introduction of lower priced competitor products. We expect that the trend of lowering prices resulting in increased unit volume and overall increased sales will continue.
ROW Consumer revenue decreased $1.6 million, or 22%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. This decrease was due to reductions in revenue from Japan and Korea of $1.3 million and $0.1 million, respectively, due to the reduction of our Asian consumer operations. ROW Consumer bookings decreased to $5.0 million for the three months ended September 30, 2014 from $7.5 million for the three months ended September 30, 2013. ROW Consumer bookings decreased $1.4 million, $0.8 million, and $0.3 million in Japan, Korea and the UK, respectively, offset by an increase of $0.1 million in France. On January 10, 2014, we announced plans to streamline our Japan and Korea operations. We are using a partner model to continue to serve the Japanese market and reorganize our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) channel.
Total Global Enterprise & Education revenue increased $7.5 million, or 50%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. Global Enterprise & Education language revenue increased $2.3 million and $1.7 million in our corporate and education channels, respectively. Global Enterprise & Education literacy revenue from Lexia, which was acquired on August 1, 2013, increased $2.6 million. Total Global Enterprise & Education bookings increased $12.3 million to $36.9 million for the three months ended September 30, 2014 from $24.6 million for the three months ended September 30, 2013. Global Enterprise & Education literacy bookings contributed to $3.9 million of the increase due to the acquisition of Lexia. Global Enterprise & Education language bookings increased $8.0 million. We have seen a decline in renewal rates from existing Global Enterprise & Education language customers while Global Enterprise & Education language bookings are increasing, primarily due to the sales of multi-year deals. With Global Enterprise & Education language bookings increasing, this means we are seeing an increase in bookings from new customers, which has a higher cost of acquisition when compared to the renewal of an existing customer. We expect renewal rates to improve over current levels through the remainder of 2014.
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

The following table sets forth revenue for products and subscription and services for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,				2014 versus 2013
	2014		2013		Change	% Change
Product revenue	$32,392	50.2%	$34,038	55.9%	$(1,646)	(4.8)%
Subscription and service revenue	32,123	49.8%	26,834	44.1%	5,289	19.7%
Total revenue	$64,515	100.0%	$60,872	100.0%	$3,643	6.0%
Product Revenue
Product revenue decreased $1.6 million, or 5%, to $32.4 million during the three months ended September 30, 2014 from $34.0 million during the three months ended September 30, 2013. In particular, the product revenue decrease was driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle due to promotional pricing in our North America Consumer retail channel.
Subscription and Service Revenue
Subscription and service revenue increased $5.3 million, or 20%, to $32.1 million for the three months ended September 30, 2014. The increase in subscription and service revenue was due to an increase of $6.7 million in Global Enterprise & Education and a $0.8 million increase in Fit Brains subscription revenue. These increases were offset by a decrease of $2.6 million of consumer service revenue due to the decrease in the amount of revenue allocated to the subscription portion of our Version 4 TOTALe bundle.
We are currently evaluating changes to our existing solutions as well as the introduction of new solutions, including additional solutions for kids. If we implement additional subscription-based solutions, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
Revenue
Product	$32,392	$34,038	$(1,646)	(4.8)%
Subscription and service	32,123	26,834	5,289	19.7%
Total revenue	64,515	60,872	3,643	6.0%
Cost of revenue
Cost of product revenue	7,916	7,325	591	8.1%
Cost of subscription and service revenue	5,071	3,419	1,652	48.3%
Total cost of revenue	12,987	10,744	2,243	20.9%
Gross profit	$51,528	$50,128	$1,400	2.8%
Gross margin percentages	79.9%	82.3%	(2.5)%
Cost of Product Revenue
Cost of product revenue for the three months ended September 30, 2014 was $7.9 million, an increase of $0.6 million, or 8%, from the three months ended September 30, 2013. As a percentage of product revenue, cost of product revenue increased to 24% from 22% for the three months ended September 30, 2014 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar increase in cost of product is primarily due to an increase of $0.4 million in payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year.
Cost of Subscription and Service Revenue

Cost of subscription and service revenue for the three months ended September 30, 2014 was $5.1 million, an increase of $1.7 million, or 48%, from the three months ended September 30, 2013. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 16% from 13% for the three months ended September 30, 2013 compared to the same prior year period. The dollar increase in cost of subscription and service is primarily due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year, and second and third quarters of 2013.
Operating Expenses

	Three Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$43,771	$34,844	$8,927	25.6%
Research and development	8,689	8,797	(108)	(1.2)%
General and administrative	14,748	13,987	761	5.4%
Lease abandonment	(53)	7	(60)	(857.1)%
Total operating expenses	$67,155	$57,635	$9,520	16.5%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2014 were $43.8 million, an increase of $8.9 million, or 26%, from the three months ended September 30, 2013. As a percentage of total revenue, sales and marketing expenses increased to 68% from 57% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The dollar and percentage increases in sales and marketing expenses were primarily attributable to a $2.1 million increase in payroll and benefits from the addition of Lexia, Tell Me More, and Vivity. Sales commission expense increased by $1.4 million as a result of an increase in literacy bookings. Depreciation and amortization expense increased $0.5 million due to the amortization of intangible assets from the Lexia and Tell Me More acquisitions. In addition, there was a $4.4 million increase in marketing expense which was expensed as incurred, approximately half of which related to a "millennial" advertising campaign using newly developed creative which runs across television, videos and our website.  The other half of the increase was due to an increase in general media expenses to drive visits, leads and bookings. The marketing campaigns were rolled out in the middle of Q3 2014 without much time to experience any increases in revenues or bookings within the period. While the overall yield on marketing spend in our North America Consumer segment has declined, we expect that we will continue marketing and advertising media campaigns to generate sufficient web visits and leads in order to grow overall bookings.
Research and Development Expenses
Research and development expenses were $8.7 million for the three months ended September 30, 2014, a decrease of $0.1 million, or 1%, from the three months ended September 30, 2013. As a percentage of total revenue, research and development expenses decreased from 14% to 13% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The dollar and percentage decreases were primarily attributable to a $0.9 million reduction in payroll expense due to the increased level of capitalized labor costs related to new service offerings. These decreases were partially offset by increases in professional services expenses of $0.5 million and depreciation and amortization of $0.3 million, all driven from the acquisitions.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2014 were $14.7 million, an increase of $0.8 million, or 5%, from the three months ended September 30, 2013. As a percentage of revenue, general and administrative expenses remained flat at 23% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The dollar increase was primarily attributable to a $0.3 million increase in third party services and expenses associated with software and hardware maintenance levels and an $0.3 million increase in other expenses primarily driven by Tell Me More business tax expense that did not exist in the three months ended September 30, 2014. These increases were partially offset by a $0.2 million decrease in rent expense driven from the Japan office closure and the abandonment of the 6th floor of the Arlington, Virginia lease and a $0.1 million decrease in consulting and legal expenses. Additionally, the increase in general and administrative expenses is attributable to the termination expenses related to the France reduction in force amounting to $1.0 million.

Lease Abandonment and Termination
Lease abandonment and termination expenses for the three months ended September 30, 2014 were negative $53,000.

Interest and Other Income (Expense)

	Three Months Ended September 30,		2014 Versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Interest income	$3	$21	$(18)	(85.7)%
Interest expense	(46)	(9)	(37)	411.1%
Other income and (expense)	(752)	(305)	(447)	146.6%
Total other income (expense)	$(795)	$(293)	$(502)	171.3%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended September 30, 2014 was $3,000, a decrease of $18,000, or 86%, from the three months ended September 30, 2013.
Interest expense for the three months ended September 30, 2014 was $46,000, an increase of $37,000 from the three months ended September 30, 2013, attributable to interest on our capital leases.
Other expense for the three months ended September 30, 2014 was $752,000, an increase of $447,000, from the three months ended September 30, 2013, primarily attributable to foreign exchange losses.
Income Tax (Benefit)

	Three Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Income tax (benefit)	$(244)	$(3,631)	$3,387	(93.3)%
Our income tax benefit for the three months ended September 30, 2014 was $0.2 million, compared to a $3.6 million income tax benefit for the three months ended September 30, 2013. The change was primarily resulted from the partial valuation allowance release during the same quarter in the previous year.

Comparison of the nine months ended September 30, 2014 and the nine months ended September 30, 2013

	Nine Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$92,888	$107,087	$(14,199)	(13.3)%
Subscription and service	89,707	79,847	9,860	12.3%
Total revenue	182,595	186,934	(4,339)	(2.3)%
Cost of revenue
Cost of product revenue	23,010	21,263	1,747	8.2%
Cost of subscription and service revenue	14,109	9,969	4,140	41.5%
Total cost of revenue	37,119	31,232	5,887	18.8%
Gross profit	145,476	155,702	(10,226)	(6.6)%
Operating expenses:
Sales and marketing	120,700	104,904	15,796	15.1%
Research and development	25,830	25,248	582	2.3%
General and administrative	44,805	40,209	4,596	11.4%
Goodwill impairment	2,199	—	2,199	100.0%
Lease abandonment	3,635	835	2,800	335.3%
Total operating expenses	197,169	171,196	25,973	15.2%
Loss from operations	(51,693)	(15,494)	(36,199)	233.6%
Other income and expense:
Interest income	13	105	(92)	(87.6)%
Interest expense	(153)	(54)	(99)	183.3%
Other income	(772)	105	(877)	(835.2)%
Interest and other income, net	(912)	156	(1,068)	(684.6)%
Loss before income taxes	(52,605)	(15,338)	(37,267)	243.0%
Income tax (benefit)	(435)	(3,052)	2,617	(85.7)%
Net loss	$(52,170)	$(12,286)	$(39,884)	324.6%

Our revenue decreased to $182.6 million for the nine months ended September 30, 2014 from $186.9 million for the nine months ended September 30, 2013. The change in revenue is due to decreases in North America Consumer revenues of $15.0 million and ROW Consumer revenues of $5.5 million, partially offset by an increase in Global Enterprise & Education revenues of $16.1 million. Bookings increased to $212.4 million for the nine months ended September 30, 2014 from $194.1 million for the nine months ended September 30, 2013. The increase was due to a $32.1 million increase in Global Enterprise & Education bookings, offset by decreases in North America Consumer bookings and ROW Consumer bookings of $8.1 million and $5.8 million, respectively, compared to the prior year.

We reported an operating loss of $51.7 million for the nine months ended September 30, 2014 compared to an operating loss of $15.5 million for the nine months ended September 30, 2013. The increase in operating loss was due to a decrease in gross profit of $10.2 million, driven by a $4.3 million decrease in revenue, and a $5.9 million increase in cost of revenue. Operating expenses increased $26.0 million due to increases of $15.8 million in sales and marketing expenses, $4.6 million in general and administrative expenses, $2.8 million in lease abandonment expense, $2.2 million in goodwill impairment, and $0.6 million in research and development expenses.

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended September 30,				2014 versus 2013
	2014		2013		Change	% Change
North America Consumer	$105,018	57.5%	$120,018	64.2%	$(15,000)	(12.5)%
Rest of World Consumer	17,749	9.7%	23,213	12.4%	$(5,464)	(23.5)%
Global Enterprise & Education	59,828	32.8%	43,703	23.4%	$16,125	36.9%
Total Revenue	$182,595	100.0%	$186,934	100.0%	$(4,339)	(2.3)%
North America Consumer revenue decreased $15.0 million, or 12%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This decrease was due to reductions in revenue from our direct-to-consumer, global retail, kiosk, and home school sales channels of $7.6 million, $4.9 million, $3.7 million, and $0.6 million, respectively; partially offset by an increase of approximately $1.6 million in revenue from our Fit Brains sales channel. North America bookings decreased $8.1 million to $111.2 million for the nine months ended September 30, 2014 from $119.3 million for the nine months ended September 30, 2013. The variance by sales channel is due to decreases of $9.6 million and $3.1 million in our global retail and kiosk sales channels, respectively, partially offset by an increase of $3.6 million and $1.5 million in our Fit Brains and direct-to-consumer sales channel, respectively. The decrease in our global retail sales channel was due to certain of the Company's larger retail partners significantly reducing inventory levels during the first nine months of this year, resulting in fewer units ordered and lower revenue compared to last year. In the second quarter of 2013 we closed our entire kiosk sales channel in the North America Consumer segment. In recent quarters we have focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. The decreased overall pricing combined with the closure of our US kiosks resulted in lower North America Consumer bookings. We expect that the trend of lowering prices resulting in increased unit volume and overall increased sales will continue. While direct-to-consumer revenue is down, the direct-to-consumer bookings have increased, primarily due to the late 2013 change in sales models that increased the subscription periods from short-term subscriptions to 36-month subscriptions, thus increasing the period over which deferred revenue is accumulating on the books.
ROW Consumer revenue decreased $5.5 million, or 24%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. ROW Consumer revenues decreased $2.8 million, $2.1 million, and $0.8 million in Japan, Korea, and UK, respectively, offset by an increase of $0.4 million in revenue from indirect, digital resellers. ROW Consumer bookings decreased to $16.9 million for the nine months ended September 30, 2014 from $22.7 million for the nine months ended September 30, 2013. Bookings decreased primarily due to decreases of $3.5 million and $2.9 million in Japan and Korea, respectively, offset by an increase of $0.7 million in bookings from indirect, digital resellers. On January 10, 2014, we announced plans to streamline our Japan and Korea operations. We plan to use a partner model to continue to serve the Japanese market and have reorganized our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) channel.
Total Global Enterprise & Education revenue increased $16.1 million, or 37%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Global Enterprise & Education language revenue increased $6.7 million, $2.1 million, $1.0 million, and $0.8 million in France, the US, Germany, and the UK, respectively, due to the January 2014 acquisition of Tell Me More. Global Enterprise & Education literacy revenue increased $5.9 million from Lexia, which was acquired on August 1, 2013. Total Global Enterprise & Education bookings increased $32.1 million to $84.4 million for the nine months ended September 30, 2014 from $52.2 million for the nine months ended September 30, 2013. Global Enterprise & Education literacy bookings contributed to $13.8 million of the increase due to the acquisition of Lexia. Global Enterprise & Education language bookings increased $6.9 million in the US and $11.4 internationally. The increase in the US includes a $3.0 million, 5-year contract with a K12 customer which includes a blended Tell Me More and Rosetta Stone language-learning solution. We have seen a decline in renewal rates from existing Global Enterprise & Education language customers while Global Enterprise & Education language bookings are increasing, primarily due to the sales of multi-year deals. With Global Enterprise & Education language bookings increasing, this means we are seeing an increase in bookings from new customers, which has a higher cost of acquisition when compared to the renewal of an existing customer. We expect renewal rates to improve over current levels through the remainder of 2014.

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
The following table sets forth revenue for products and subscription and services for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended September 30,				2014 versus 2013
	2014		2013		Change	% Change
Product revenue	$92,888	50.9%	$107,087	57.3%	$(14,199)	(13.3)%
Subscription and service revenue	89,707	49.1%	79,847	42.7%	9,860	12.3%
Total revenue	$182,595	100.0%	$186,934	100.0%	$(4,339)	(2.3)%
Product Revenue
Product revenue decreased $14.2 million, or 13%, to $92.9 million during the nine months ended September 30, 2014 from $107.1 million during the nine months ended September 30, 2013. Product revenue decreased $7.2 million, $3.8 million and $3.5 million in the global retail, direct-to-consumer, and kiosk sales channels, respectively. The decrease in product revenue is driven by lower prices on our Rosetta Stone Version 4 TOTALe product software bundle driven by promotional pricing in our North America Consumer segment, increased levels of daily deals and a shift in our sales channel mix.
Subscription and Service Revenue
Subscription and service revenue increased $9.9 million, or 12%, to $89.7 million for the nine months ended September 30, 2014. The increase in subscription and service revenues was due to increases of $9.6 million from Global Enterprise & Education language, $5.9 million from Global Enterprise & Education literacy due to the acquisition of Lexia in August 2013, and $1.6 million in Fit Brains service revenues. These increases were partially offset by a decrease of $7.2 in consumer service revenues. Consumer online service revenue related to our Version 4 TOTALe bundle decreased due to the decline in the amount of revenue allocated to the subscription service beginning in the fourth quarter of 2014.
We are currently evaluating changes to our existing solutions as well as the introduction of new solutions, including additional solutions for kids. If we implement additional subscription-based solutions, it could result in lower revenues over the next twelve months as revenues would be spread over the subscription period.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
Revenue
Product	$92,888	$107,087	$(14,199)	(13.3)%
Subscription and service	89,707	79,847	9,860	12.3%
Total revenue	182,595	186,934	(4,339)	(2.3)%
Cost of revenue
Cost of product revenue	23,010	21,263	1,747	8.2%
Cost of subscription and service revenue	14,109	9,969	4,140	41.5%
Total cost of revenue	37,119	31,232	5,887	18.8%
Gross profit	$145,476	$155,702	$(10,226)	(6.6)%
Gross margin percentages	79.7%	83.3%	(3.6)%
Cost of Product Revenue
Cost of product revenue for the nine months ended September 30, 2014 was $23.0 million, an increase of $1.7 million, or 8% from the nine months ended September 30, 2013. As a percentage of product revenue, cost of product revenue increased to 25% from 20% for the nine months ended September 30, 2014 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar increase in cost of product is primarily due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year offset by a decrease in freight expense.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the nine months ended September 30, 2014 was $14.1 million, an increase of $4.1 million, or 42% from the nine months ended September 30, 2013. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 16% from 12% for the nine months ended September 30, 2014 compared to the same prior year period. The dollar increase in cost of subscription and service is due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of this year, and second and third quarters of 2013 and, also an increase in hosting expense.
Operating Expenses

	Nine Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$120,700	$104,904	$15,796	15.1%
Research and development	25,830	25,248	582	2.3%
General and administrative	44,805	40,209	4,596	11.4%
Goodwill impairment	2,199	—	2,199	100.0%
Lease abandonment	3,635	835	2,800	335.3%
Total operating expenses	$197,169	$171,196	$25,973	15.2%

Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2014 were $120.7 million, an increase of $15.8 million, or 15% from the nine months ended September 30, 2013. As a percentage of total revenue, sales and marketing expenses increased to 66% from 56% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The dollar and percentage increases in sales and marketing expenses were primarily attributable to a $5.5 million increase in payroll and a $1.3 million increase in benefits from the additions of Lexia, Tell Me More and Vivity, inclusive of severance expenses incurred in the US and Asia, during the first quarter of 2014. In addition, there was a $7.0 million increase in marketing expense. The increased costs related to a "millennial" advertising campaign using newly developed creative which runs across television, videos and our website and an increase in general media expenses to drive visits, leads and bookings. The marketing campaigns were rolled out in the middle of Q3 2014 without much time to experience any increases in revenues or bookings within the period. A $4.0 million increase in sales commissions was a result of the increase in Global Enterprise & Education revenue compared to the nine months ended September 30, 2013. There was a $1.3 million increase in third party services driven from increased email messaging and related overage fees and an increase in depreciation and amortization due to the Lexia and Tell Me More intangible assets. These increases were partially offset by a $2.3 million decrease in professional services driven from decreased spend in call centers, $1.7 million decrease in rent and related lease termination expenses due to the closure of the remaining kiosks in Q2 2013, and removal of kiosk staffing support that did not recur in 2014. We expect to continue to incur sales and marketing expenses for the remainder of 2014 as we move into our holiday selling season. While the overall yield on marketing spend in our North America Consumer segment has declined, we expect that we will continue marketing and advertising media campaigns to generate sufficient web visits and leads in order to grow overall bookings.
Research and Development Expenses
Research and development expenses were $25.8 million for the nine months ended September 30, 2014, an increase of $0.6 million, or 2%, from the nine months ended September 30, 2013. As a percentage of total revenue, research and development expenses remained flat at 14% for the nine months ended September 30, 2014 and the nine months ended September 30, 2013. The dollar increase was primarily attributable to a $0.7 million increase in benefits due to the addition of Lexia and Tell Me More employees, a $1.2 million increase in amortization expense driven from the addition of Tell Me More and Vivity acquired intangible assets, and a $0.4 million increase in rent expense due to the opening of new offices in Austin, TX and San Francisco, CA, and taking over leases through acquisitions in various locations, including Seattle, WA, Concord, MA, and near Versailles, France. These increases were partially offset by a $1.3 million decrease in payroll expense due to the increased level of capitalized labor costs associated with the development of new service offerings and a decrease in severance compensation expenses driven from the product development team re-organization during the nine months ended September 30, 2013.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2014 were $44.8 million, an increase of $4.6 million, or 11%, from the nine months ended September 30, 2013. As a percentage of revenue, general and administrative expenses increased to 25% for the nine months ended September 30, 2014 compared to 22% for the nine months ended September 30, 2013. The dollar and percentage increases were primarily attributable to a $1.4 million increase in payroll and benefits due to the addition of Tell Me More and Vivity, partially offset by decreased restricted stock and stock option expenses as a result of the decrease in our stock price during the nine months ended September 30, 2014. In addition, general and administrative expense increased $0.9 million primarily driven from international administrative costs, and $0.4 million in professional services due to increased acquisition related consulting and integration work performed during the nine months ended September 30, 2014.
Bad debt expense increased $1.3 million driven from increased accounts receivable aging.
Goodwill Impairment

We recorded a goodwill impairment charge of $2.2 million during the nine months ended September 30, 2014 related to our ROW Consumer reporting unit.
Lease Abandonment and Termination
Lease abandonment and termination expenses for the nine months ended September 30, 2014 were $3.6 million, compared to $0.8 million for the nine months ended September 30, 2013. The increase is attributable to the lease abandonment of the sixth floor space in the Arlington, VA office of $3.2 million, as well as, the closure of the Japan office resulting in lease abandonment costs of $0.4 million.

Interest and Other Income (Expense)

	Nine Months Ended September 30,		2014 Versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Interest income	$13	$105	$(92)	(87.6)%
Interest expense	(153)	(54)	(99)	183.3%
Other income (expense)	(772)	105	(877)	(835.2)%
Total other income (expense)	$(912)	$156	$(1,068)	(684.6)%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the nine months ended September 30, 2014 was $13,000, a decrease of $92,000 or 88%, from the nine months ended September 30, 2013.
Interest expense for the nine months ended September 30, 2014 was $153,000, an increase of $99,000, or 183% from the nine months ended September 30, 2013. This increase was primarily attributable to interest on our capital leases.
Other expense for the nine months ended September 30, 2014 was $772,000, a decrease of $877,000, as compared to other income of $105,000 for the nine months ended September 30, 2013. This decrease was primarily attributable to foreign exchange losses.
Income Tax (Benefit) Expense

	Nine Months Ended September 30,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Income tax (benefit)	$(435)	$(3,052)	$2,617	(85.7)%
Our income tax benefit for the nine months ended September 30, 2014 was $0.4 million, compared to an income tax benefit of $3.1 million for the nine months ended September 30, 2013. The change from the prior year primarily resulted from a partial valuation allowance release in the prior year. The benefit in the current year is made up of tax benefits related to current year losses in Canada and France and a tax benefit related to the goodwill impairment charge taken by the Company during the first quarter of 2014 related to the ROW Consumer reporting unit. The goodwill that was written off related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off of a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax). These tax benefit amounts were offset by tax expense related to income from certain foreign operations.

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

On October 28, 2014, the Company entered into a $25 million revolving credit Loan and Security Agreement with Silicon Valley Bank.  The revolving credit agreement has a term of three (3) years during which the Company may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.  Presently, no borrowings have been made under the revolving credit agreement.
We believe our current cash and cash equivalents, short term investments, credit facility, and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through the foreseeable future, including at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
We anticipate that our expenditures will increase in the future as we expand our product base and accelerate our strategy through acquisitions. In addition, our business is affected by variations in seasonal trends. These seasonal trends create a situation in which we typically expend cash in the first and second quarters of the year and generate cash in the third and fourth quarters of the year. We expect this trend to continue. We believe that anticipated cash flows from operations, existing cash reserves, and credit facility will provide sufficient liquidity to fund our business and meet our obligations for at least the next 12 months. In addition, we extend payments to certain vendors in order to minimize the amount of working capital deployed in the business.

The total amount of cash that was held by foreign subsidiaries as of September 30, 2014 was $13.8 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.

Cash Flow Analysis

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.1 million for the nine months ended September 30, 2014 compared to $3.7 million for the nine months ended September 30, 2013, an increase of $8.3 million. The increase in net cash used in operating activities was primarily due to the increase in our net loss after adjusting for depreciation, amortization, stock compensation, loss on foreign currency transactions, bad debt expense, deferred income taxes, loss on disposal of equipment and loss on goodwill impairment. Net loss, adjusted for those items, totaled $32.4 million for the nine months ended September 30, 2014 compared to $2.7 million for the nine months ended September 30, 2013. The increase in net loss was offset by favorable fluctuations in working capital, primarily deferred revenue of $22.9 million which is principally due to the sales of subscriptions services in our Global Enterprise & Education literacy, Global Enterprise & Education language, and FitBrains businesses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $36.6 million for the nine months ended September 30, 2014, compared to $32.1 million for the nine months ended September 30, 2013, an increase of $4.5 million. Net cash used by investing activities related primarily to the $41.7 million used for the acquisitions (net of cash acquired) of Vivity and Tell Me More, which was offset by a payment of $12.3 million, representing funds in escrow at year end related to the pending acquisition of Vivity, a payment of $1.7 million of the accrued Lexia purchase price liability and $7.2 million in purchases of property and equipment.

Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2014 compared to $0.9 million for the nine months ended September 30, 2013. Net cash provided by financing activities during the nine months ended September 30, 2014 was primarily due to proceeds from the exercise of stock options. During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations	$14,501	$4,711	$6,578	$3,212	$—
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In June 2011, Rosetta Stone GmbH was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. In January 2012, the District Court of Cologne ordered an injunction of Rosetta Stone GmbH’s use of the color yellow in packaging, on its website and in television commercials and declared Rosetta Stone liable for damages, attorneys’ fees and costs to Langenscheidt. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne affirmed the District Court's decision.  Rosetta Stone GmbH appealed that decision on grounds of law to the German Federal Supreme Court which affirmed the lower court's decision on September 18, 2014. The Company has filed special complaints with the German Federal Supreme Court and the German Constitutional Court directed to constitutional issues in the German Federal Supreme Court’s decision.

In August 2011, Rosetta Stone GmbH commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. Rosetta Stone GmbH filed an appeal on grounds of law to the German Federal Supreme Court.  A hearing on the appeal was held and the German Federal Supreme Court rejected Rosetta Stone GmbH’s further appeal on October 23, 2014.

At this point, the Company cannot predict the amount of damages which Langenscheidt may ultimately be awarded based on the trademark infringement nor when any damages will be required to be paid. However, the Company has concluded that it will be required to pay court costs and opposing counsel fees and has recorded a liability of $0.3 million as of September 30, 2014. The Company will continue to incur legal fees and other costs in connection with the resolution of this case.
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
31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: November 5, 2014