Form 10-K
period 2014-12-31
ROSETTA STONE INC
filed 2015-03-16
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission file number: 1-34283
Rosetta Stone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	043837082 (I.R.S. Employer Identification No.)
1919 North Lynn St., 7th Fl. Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

Registrant's telephone number, including area code:
703-387-5800
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $191.5 million as of June 30, 2014 (based on the last sale price of such stock as quoted on the New York Stock Exchange). All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
As of March 11, 2015, there were 21,601,219 shares of common stock outstanding.
Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders to be held on May 21, 2015 are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and other statements or presentations made from time to time by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the fact that they do not relate strictly to historical or current facts, often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects.” However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to:  our revised business strategy; guidance or projections related to bookings, Adjusted EBITDA, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances might not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present guidance, expectations or projections.  These risks and uncertainties include, but are not limited to, those described below in this Annual Report on Form 10-K in Part I, Item 1A: "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations,” those described elsewhere in this Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 1.    Business
Overview
Rosetta Stone Inc. (“Rosetta Stone,” “the Company,” “we” or “us”) is dedicated to changing the way the world learns. Our innovative, technology-driven language, reading and brain fitness solutions are used by thousands of schools, businesses, government organizations and millions of individuals around the world.
Rosetta Stone Inc. was incorporated in Delaware in 2005. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including web-based software subscriptions, digital downloads, mobile applications, and perpetual CD packages. Rosetta Stone has continued to invest in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha Inc. ("Livemocha") and Lexia Learning Systems Inc. ("Lexia") in 2013 and Vivity Labs, Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014. These acquisitions have enabled the Company to meet the changing needs of learners around the world.
Over the last two years, we have expanded the breadth of our language and literacy products with the acquisitions of Tell Me More and Lexia. These acquisitions have reinforced our belief that the Global Enterprise & Education segment is our largest opportunity for long-term value creation. The customers in these markets have demands that recur each year, creating a more predictable revenue opportunity. This demand profile also fits well with our suite of products and the well-known Rosetta Stone brand. We also believe the opportunity to deliver English language learning is growing around the globe.
As a result, we recently communicated a strategic reorganization and realignment of our business to accelerate and prioritize our focus on satisfying the needs of more serious Corporate and K-12 learners, and emphasizing those who need to speak and read English. This focus will carry over to the Consumer segment where we will prioritize more serious learners, rather than trying to address the entire consumer marketplace. To position the organization for success, we are doing four things:

1.	We are taking immediate action to reorganize our business around our Global Enterprise & Education segment;

2.	We will be focusing our product investment on building effective, personalized English learning experiences that deliver clear and measurable outcomes;

3.	We are beginning to right-size the entire cost base of the Company, with the first steps being
◦optimization of our media spend and other marketing costs in Consumer sales and marketing;
◦rationing our Consumer investment; and
◦reducing our general and administrative costs.

4.	We are cutting back on the number of new business initiatives we take on - particularly in Consumer - to improve focus and enhance efficacy.
In pursuing these priorities, we plan to grow the Global Enterprise & Education segment by focusing the majority of our resources and assets on providing a comprehensive language learning experience focused on more serious language learners while at the same time accelerating the migration of our Consumer business to digital as well as reducing the number of marketing and promotional campaigns aimed at the casual learner, relying less on promotional pricing to generate Consumer sales, reducing the number of retailers that sell our products, and streamlining operations with a clear focus to support the Global Enterprise & Education segment.
Business Segments
Our business is organized into three operating segments: North America Consumer ("NA"), Rest of World ("ROW") Consumer and Global Enterprise & Education.
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
For additional information regarding our segments, see Note 17 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistently with our current operating segments and definition of segment contribution.

Products and Services
Consumer:
Rosetta Stone offers a broad portfolio of technology-based learning products for personal use to the global consumer. Powered by our widely recognized brand, and building on our 22-year heritage in language-learning, our interactive learning solutions include a portfolio of language-learning, kids literacy and brain fitness solutions.
Many of our Rosetta Stone consumer products and services are also available in flexible and convenient formats for tablets and smartphones. Our mobile apps enable learners to continue their lessons on the go and may be available for download through the Apple App Store, Google Play, Amazon Appstore for Android, and Windows Store.
Rosetta Stone Language-Learning Solutions: Rosetta Stone provides intuitive, easy-to-use learning programs that are available under a web-based software subscription and in perpetual formats including digital download and CD. Our language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary immersion methodology and innovative technology features. Beginner to intermediate language-learning products are available in 30 languages to build fundamental language skills. Advanced language-learning products are available in 9 of the 30 languages and focus on improving everyday and business language skills. We also offer online services to enhance and augment our learners' capabilities. Our Rosetta Studio is an online service that provides conversational coaching sessions with native speakers to practice skills and experience direct interactive dialogue. Our Rosetta World is an online service that provides a world-wide community for users around the world with games, online chat, and other features to improve language skills. Many of our perpetual language-learning packages include access to Rosetta Studio. Almost all of our language-learning offerings for consumers include access to Rosetta World. Our current suite of mobile language-learning apps includes companions to our computer-based language-learning solutions, as well as a series of introductory language apps for travelers and a high-tech Spanish language-learning game called Rosetta Stone Arcade Academy.
Rosetta Stone Fit Brains: Rosetta Stone Fit Brains solutions are designed by neuroscientists to enhance memory, concentration, thinking and problem-solving skills using brain training exercises that are exciting and challenging. Our brain fitness solutions include a web-based subscription and several brain training apps that feature more than 60 scientifically designed brain training games. Included in a Rosetta Stone Fit Brains subscription are performance tracking tools to view training progress.
Rosetta Stone Kids: Rosetta Stone Kids mobile apps provide technology-based learning solutions for children that focus on early childhood language and literacy. In 2013, we launched Rosetta Stone Kids Lingo Letter Sounds and Rosetta Stone Kids Lingo Word Builder apps for children aged 3-6 that provide blended learning solutions to introduce kids to both basic literacy skills and a foreign language. In November 2014, we launched our Rosetta Stone Kids Reading app aimed to teach children aged 3-7 how to read using engaging self-paced interactive games and activities that introduce and reinforce core reading skills.
Global Enterprise & Education:
Rosetta Stone also offers a series of technology-based interactive language-learning solutions for schools, businesses and other organizations and reading and literacy solutions for schools. Rosetta Stone also offers administrator tools for performance monitoring and custom solutions to ensure that organizations achieve desired outcomes. Through our professional services, we provide expert implementation and training services to drive critical business solutions.
Language-Learning Solutions: Rosetta Stone provides web-based language-learning solutions that are primarily available online. Our core language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary immersion methodology and innovative technology features. Available in 24 languages and designed for beginner to intermediate language learners, our Rosetta Stone Foundations builds fundamental language skills using our proprietary context-based, immersion methodology and innovative technology features. Our Rosetta Stone Advantage is available for all proficiency levels in 9 of the 24 languages and focuses on improving everyday and business language skills. Our Advanced English for Business solution serves multinational companies seeking to build their employees’ English language proficiency so they are able to communicate and operate in a global business environment. Specifically designed for use with our language-learning solutions, our Global Enterprise & Education customers may also purchase our audio practice products to enhance the learning experience.
Literacy Solutions: Our Lexia Learning solutions provide explicit, systematic, personalized reading instruction for students of all abilities in grades pre-K through 5 and a reading intervention program designed for remedial students in grades 6 and above. Lexia's solutions deliver norm-referenced performance data and analysis to enable teachers to monitor and modify their instruction to address specific student needs. These literacy solutions are provided under web-based subscriptions.

Administrator Tools: Our Global Enterprise & Education learning programs come with a set of administrator tools to measure and track learner progress. Administrators can use these tools to access real-time dynamic reports and identify areas where learners may require additional attention.
Professional Services: Professional services provide our customers with access to experienced implementation and training resources. Our implementation services teams work directly with our customers and guide them in defining, developing, and delivering learning solutions for their organizations. Our training services teams help customers develop an education program to meet their specific needs.
Custom Solutions: Rosetta Stone offers tailored solutions to help organizations maximize the success of their learning programs. Our current custom solutions include curriculum development, global collaboration programs that combine language education with business culture training, and language courses for mission-critical government programs.
Software Developments
Our offering portfolio is a result of significant investment in software development. Our software development efforts include the design and build of software solutions across a variety of devices, pedagogy and curriculum development, and the creation of learning content.  Our development team builds new solutions and enhances or maintains existing solutions. We have specific expertise in speech recognition technology, iterative and customer-focused software development, instructional design and language acquisition.
Our research and development expenses were $33.2 million, $34.0 million, and $23.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We continue to evaluate changes to our solutions to strengthen our brand and improve the relevance of our offering portfolio. We are developing our learning solutions for children, including several mobile applications that were recently released. In addition, we are enhancing our offering for educational organizations to expand our Global Enterprise & Education business. We intend to make our solutions more modular, flexible and mobile.
Distribution Channels
Consumer:
Our global consumer distribution channel comprises a mix of our call centers, websites, third party e-commerce websites, home shopping networks, consignment distributors, select retail resellers, and daily deal partners. We believe these channels complement each other, as consumers who have seen our direct-to-consumer advertising may purchase at our retailers, and vice versa.
Direct to consumer.    Sales generated through either our call centers and on our website at www.rosettastone.com.
Indirect to consumer. Sales generated through arrangements with third-party e-commerce websites such as Digital River and Apple App Store, home shopping networks such as GS Home Shopping in Korea, and consignment distributors such as Wynit Distribution and Software Packaging Associates.
Retailers.    Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Sam's Club, Costco, Staples, and others in and outside of the U.S. We also partner with daily deal resellers such as Groupon.
Home School.    We promote interest in the language-learning market through advertising in publications focused on home schooling, attending local trade shows, seminars and direct mailings.
Rosetta Stone Kiosks.    On April 4, 2013, we announced the closure of our entire kiosk sales channel in the U.S. and the United Kingdom. As of December 31, 2014, all retail kiosks were closed.
Global Enterprise & Education:
Our Global Enterprise & Education language-learning distribution channel is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools, colleges and universities, federal government agencies, not-for-profit organizations, and corporations. Our Global Enterprise & Education language-learning customers include the following:
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
Third-party Resellers. We utilize third-party resellers to provide our language-learning solutions to businesses, schools, and public-sector organizations in emerging markets predominantly outside the U.S.
Our Global Enterprise & Education literacy distribution channel utilizes relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools.
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
Competition
Rosetta Stone competes in several categories within the technology-based learning industry, including consumer, enterprise and educational language learning, literacy and brain fitness.
The language-learning market is highly fragmented globally and consists of a variety of instructional and learning modes: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio recordings and software that rely primarily on grammar and translation; and free online and mobile offerings that provide content and opportunities to practice writing and speaking. Within consumer-focused language learning, our competitors include Berlitz (Benesse Holdings), Pimsleur (Simon & Schuster, part of CBS Corporation), Living Language (Penguin Random House, a joint venture of Pearson and Bertelsmann), McGraw-Hill Education, Duolingo, Inc., Fluenz, Busuu Ltd., Babbel (operated by Lesson Nine GmbH) and many other small and regionally-focused participants. In the enterprise and education-focused language market, we compete with EF Englishtown, Global English (Pearson), Wall Street English (Pearson), inlingua, Imagine Learning, Transparent Language, as well as many private language schools and other classroom-based courses.
In the literacy category, we compete primarily in the K-12 Digital Reading space in the U.S. with Scholastic, Inc., Imagine Learning, Achieve3000, Scientific Learning, Odyssey (Compass Learning), Waterford Early Reading (Pearson), Renaissance, and Istation.
In the brain fitness category, the market is new and highly fragmented. We compete with Lumosity, Elevate and Posit Science as well as many online and digital app providers.
Seasonality
Our business is affected by variations in seasonal trends. These variations are primarily related to increased sales of our products and services to consumers in the fourth quarter during the holiday selling season as well as higher sales to governmental and educational institutions in the second and third quarters, due to the timing of when these organizations receive annual funding. In particular, we generate a significant portion of our consumer sales in the fourth quarter during the period from Black Friday through Cyber Monday. We sell to a significant number of our retailers, distributors and enterprise and education customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year and generally are highest in the third and fourth quarters. These seasonal trends create a situation in which we typically expend cash in the first and second quarters of the year and generate cash in the third and fourth quarters of the year.
Intellectual Property
Our intellectual property is critical to our success. We rely on a combination of measures to protect our intellectual property, including patents, trade secrets, trademarks, trade dress, copyrights and non-disclosure and other contractual arrangements.

We have nine U.S. patents, twenty foreign patents and several U.S. and foreign patent applications pending that cover various aspects of our language teaching methods and literacy assessment methodologies.
We have registered a variety of trademarks, including our primary or house marks, Rosetta Stone, The Blue Stone Logo, Livemocha, Lexia Learning, and Lexia. These trademarks are the subject of either registrations or pending applications in the U.S., as well as numerous countries worldwide where we do business. We have been issued trademark registrations for our yellow color from the U.S. Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we use today and those we develop in the future. We believe that the distinctive marks that we use in connection with our solutions are important in building our brand image and distinguishing our offerings from those of our competitors. These marks are among our most valuable assets.
In addition to our distinctive marks, we own numerous registered and unregistered copyrights, and trade dress rights, to our products and packaging. We intend to continue to strategically register copyrights in our various products. We also place significant value on our trade dress, which is the overall image and appearance of our products, as we believe that our trade dress helps to distinguish our products in the marketplace from our competitors.
Since 2006, we have held a perpetual, irrevocable and worldwide license from the University of Colorado allowing us to use speech recognition technology for language-learning solutions. Since 2014, we have also held a commercial license from the Florida State University Research Foundation allowing us to use certain computer software and technology in our literacy offerings. These types of arrangements are often subject to royalty or license fees.
We diligently protect our intellectual property through the use of patents, trademarks and copyrights and through enforcement efforts in litigation. We routinely monitor for potential infringement in the countries where we do business. In addition, our employees, contractors and other parties with access to our confidential information are required to sign agreements that prohibit the unauthorized disclosure of our proprietary rights, information and technology.
Employees
As of December 31, 2014, we had 1,292 total employees, consisting of 957 full-time and 335 part-time employees. We have employees in France, Spain and Italy who are represented by a collective bargaining agreement. We believe that we have good relations with our employees. On March 11, 2015, we announced that we will be implementing a program to reduce costs as part of an alignment of resources around our Global Enterprise & Education segment, including reducing global non-Enterprise & Education headcount approximately 15%. See Note 21 of Item 8, Financial Statements and Supplementary Data contained in this Annual Report on Form 10-K for more information.
Financial Information by Segment and Geographic Area
For a discussion of financial information by segment and geographic area, see Note 17 of Item 8, Financial Statements and Supplementary Data contained in this Annual Report on Form 10-K.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the risk factors discussed below and in other documents we file with the Securities and Exchange Commission that could materially affect our business, financial condition, cash flows or future results. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We might not be successful in executing our strategy of focusing on the Global Enterprise & Education segment and on more serious learners, and our company reorganization and realignment might not produce the desired results.

We recently announced a strategic reorganization and realignment of our business to accelerate and prioritize our focus on satisfying the needs of more serious corporate and K-12 learners, and on those who wish to speak and read English. If we do not successfully execute our accelerated strategy, our revenues and profitability could decline. In connection with the implementation of our revised strategy, we have announced a company realignment plan that includes changes in our organizational structure and non-voluntary workforce reductions. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, decreases in employee morale and the failure to meet our business goals due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and financial results could be adversely affected.
Our actual operating results may differ significantly from our guidance.
Historically, our practice has been to release guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party confirms or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but actual results could fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
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
Any failure to successfully implement our strategy or the occurrence of any of the events or circumstances set forth in these "Risk Factors" and elsewhere in this annual report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.
Intense competition in our industry may hinder our ability to attract and retain customers and generate revenue, and may diminish our margins.
The business environment in which we operate is rapidly evolving, highly fragmented and intensely competitive, and we expect competition to persist and intensify. Increased competition could adversely affect operating results by causing lower demand for our products and services, reduced revenue, more product returns, price reductions or concessions, reduced gross margins and loss of customers.
Many of our current and potential competitors in the U.S. and internationally have substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition in some locations, as well as in some cases, lower costs. Some competitors offer more differentiated products (for example, online learning as well as physical classrooms and textbooks) that may allow them to more flexibly meet changing consumer preferences. The resources of our competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements and preferences and to offer lower prices than ours or to offer free language-learning software or online services. We may not be able to compete successfully against current or future competitors.
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading, and conversation by means of podcasts and MP3s, mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means. We estimate that there are thousands of free mobile applications on language-learning; free products are provided in at least 50 languages by private companies, universities, and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Funded by venture capital that is often focused more on user acquisition rather than profitability, these companies can offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may become less interested in language learning generally. Although we also offer free products such as mobile apps, if we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying customers, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenues and other results.
Because a substantial portion of our revenue is currently generated from our consumer business, if we fail to accurately anticipate consumer demand and trends in consumer preferences, our brands, sales and customer relationships may be harmed.
Demand for our language-learning, literacy and brain fitness software products and related services, and for consumer products and services in general, is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

•	identify, anticipate, understand and respond to these trends in a timely manner;

•	introduce appealing new products and performance features on a timely basis;

•	provide appealing solutions that engage our customers;

•	adapt and offer our products and services using rapidly evolving, widely varying and complex technologies;

•	anticipate and meet consumer demand for additional languages, learning levels and new platforms for delivery;

•	effectively position and market our products and services;

•	identify and secure cost-effective means of marketing our products to reach the appropriate consumers;

•	identify cost-effective sales distribution channels and other sales outlets where interested consumers will buy our products;

•	anticipate and respond to consumer price sensitivity and pricing changes of competitive products; and

•	identify and successfully implement ways of building brand loyalty and reputation.
We anticipate having to make investments in new products in the future and we may incur significant expenses without achieving the anticipated benefits of our investment or preserving our brand and reputation. Investments in new products and technology are speculative, the development cycle for products may exceed planned estimates and commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Customers might not perceive our latest offerings as providing significant new value and may reduce their purchases of our offerings, unfavorably impacting revenue. We might not achieve significant revenue from new product and service investments for a number of years, if at all. We also might not be able to develop new solutions or enhancements in time to capture business opportunities or achieve sustainable acceptance in new or existing places. Furthermore, consumers may defer purchases of our solutions in anticipation of new products or new versions from us or our competitors. A decline in consumer demand for our solutions, or any failure on our part to satisfy such changing consumer preferences, could harm our business and profitability.

If the recognition by schools and other organizations of the value of technology-based education does not continue to grow, our ability to generate revenue from organizations could be impaired.
Our success depends in part upon the continued adoption by organizations and potential customers of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that could result from offering courses online. If the acceptance of technology-based education does not continue to grow, our ability to continue to grow our Global Enterprise & Education business could be impaired.
We depend on discretionary consumer spending in the consumer segment of our business. Adverse trends in general economic conditions, including retail and online shopping patterns or consumer confidence, as well as other external consumer dynamics may compromise our ability to generate revenue.
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
Because a significant portion of our consumer sales are made to or through retailers and distributors, none of which has any obligation to sell our products, the failure or inability of these parties to sell our products effectively could hurt our revenue and profitability.
We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are highly concentrated on a small group that comprises a mix of websites, such as Digital River and Apple iTunes App Store, select retail resellers such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples, Sam's Club, and Costco, daily deal partners such as Groupon, home shopping networks such as GS Home Shopping in Korea, and consignment distributors such as Wynit Distribution and Software Packaging Associates. Sales to or through our retailers and distributors accounted for approximately 13% of our revenue for the year ended December 31, 2014, compared to 18% for the year ended December 31, 2013.
We have no control over the amount of products that these retailers and distributors purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers and distributors will not promote competitors' products over our products or enter into exclusive relationships with competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether.
Many traditional physical retailers are experiencing diminished foot traffic and sales. For our retail business, even though online sales have increased in popularity and are growing in importance, we continue to depend on sales that take place in physical stores and shopping malls. Reduced customer foot traffic in these stores and malls is likely to reduce their sales of our products. In addition, if one or more of these retailers or distributors are unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts. Any bankruptcy, liquidation, insolvency or other failure of any of these retailers or distributors could result in significant financial loss and cause us to lose revenue in future periods.
Price reductions and other concessions could reduce our revenue.
We continue to test and offer changes to the pricing of our products. If we reduce our prices in an effort to increase our sales, this could have an adverse impact on our revenues to the extent that unit sales do not increase in a sufficient amount to compensate for the lower pricing. Reducing our pricing to individual consumers could also cause us to have to lower pricing to our Global Enterprise and Education customers. Any increase in the taxation of online sales could have the effect of a price increase to consumers and could cause us to have to lower our prices or could cause sales to decline. It is uncertain whether we will need to continue to lower prices to effectively compete and what the other short and long-term impacts could be.
We also may provide our retailers and distributors with price protection on existing inventories, which would allow these retailers and distributors a credit against amounts owed with respect to unsold packaged product under certain conditions. These price protection reserves could be material in future periods.

In the U.S. and Canada, we offer consumers who purchase our packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return packaged products, subject to certain limitations. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could hurt our reported financial results.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing, including our ability to:

•	appropriately and efficiently allocate our marketing for multiple products;

•	accurately identify, target and reach our audience of potential customers with our marketing messages;

•	select the right marketplace, media and specific media vehicle in which to advertise;

•	identify the most effective and efficient level of spending in each marketplace, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs;

•	differentiate our products as compared to other products;

•	create greater awareness of our new products like kids' literacy and brain fitness, and of our brands and learning solutions;

•	drive traffic to our websites, call centers, distribution channels and retail partners; and

•	convert customer inquiries into actual orders.
Our planned marketing may not result in increased revenue or generate sufficient levels of product and brand name awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.
Some of our radio, television, print, and online advertising has been through the purchase of "remnant" advertising segments. These segments are random time slots and publication dates that have remained unsold and are offered at discounts to advertisers who are willing to be flexible with respect to time slots. There is a limited supply of this type of advertising and the availability of such advertising may decline or the cost of such advertising may increase. In addition, if we increase our marketing budget it cannot be assured that we can increase the amount of remnant advertising at the discounted prices we have obtained in the past. If any of these events occur, we may be forced to purchase time slots and publication dates at higher prices, which will increase our costs.
We engage in an active public relations program, including through social media sites such as Facebook and Twitter. We also seek new customers through our online marketing efforts, including paid search listings, banner ads, text links and permission-based e-mails, as well as our affiliate and reseller programs. If one or more of the search engines or other online sources on which we rely for website traffic were to modify their general methodology for how they display our websites, resulting in fewer consumers clicking through to our websites, our sales could suffer. If any free search engine on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease.
We dynamically adjust our mix of marketing programs to acquire new customers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of customers with similarly effective sources, or if the cost of our existing sources increases, our customer levels and marketing expenses may be adversely affected.
Our international expansion may not succeed and imposes special risks.
Our business strategy contemplates stabilizing the losses we have experienced internationally in order to prepare for future international growth and expansion. We are currently augmenting and optimizing certain of our website direct sales channels in Europe, Asia and Latin America. In addition, we are continuing to selectively expand and optimize our indirect sales channels in Europe, Asia and Latin America through reseller and other arrangements with third parties. If we are unable to stabilize losses in our international operations successfully and in a timely manner, our ability to subsequently pursue our growth strategy will be impaired. Such stabilization and expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally to the extent we expect.
Our international operations and our efforts to increase international sales are subject to a number of risks that are in addition to or different than those affecting our U.S. operations, including:

•
difficulty in staffing and managing geographically dispersed operations and culturally diverse work forces and increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulty in effectively managing third-party resellers of our products and services;

•	difficulty in establishing and maintaining financial and other internal controls over geographically dispersed operations;

•	competition from local language-learning software providers and preferences for local products in some regions;

•	expenses associated with customizing products, support services and websites for foreign countries;

•
inability to register domain names in Country Code Top Level Domains in order to operate country specific websites to permit consumers to easily locate our products in other countries due in large part to cybersquatting;

•
difficulties with providing appropriate and appealing products to suit consumer preferences and capabilities, such as the potential need to customize our English-based language-learning software solutions by country or region;

•	difficulties with establishing successful sales channels;

•	inability to successfully develop relationships with significant retailers and distributors;

•	potential political and economic instability in some regions;

•	potential unpredictable changes in foreign government regulations;

•	legal and cultural differences in the conduct of business;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to accept different and higher cost consumer payment methods;

•	the costs and difficulties of complying with a wide variety of U.S. and foreign laws, regulations, trade standards, treaties and technical standards, including the Foreign Corrupt Practices Act;

•	difficulty in protecting our intellectual property and the high incidence of software piracy in some regions;

•	costs and delays in hiring or downsizing foreign work forces as a result of differing employment and other laws;

•	protectionist laws and business practices that favor local competitors; and

•
costs and difficulties of complying with differing laws on the collection, use and storage of personal data and the liabilities for unauthorized disclosure or theft of this data under the laws of different countries..

The effects of any of the risks described above could reduce our future revenue from our international operations and could harm our overall business, revenue and financial results.
If we are unable to continually adapt our products and services to mobile devices and technologies other than personal computers and laptops, and to adapt to other technological changes and customer needs generally, we may be unable to attract and retain customers, and our revenue and business could suffer.
We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. The process of developing new high technology products, services and applications and enhancing existing products, services and applications is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our ability to attract and retain customers and our results of operations. For example, the number of individuals who access the internet through devices other than a personal computer, such as tablet computers, mobile devices, televisions and set-top box devices, has increased dramatically and this trend is likely to continue. Our products and services may not work or be viewable on these devices because each manufacturer or distributor may establish unique technical standards for such devices. Accordingly, we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services on a cost-effective basis that respond to these or other technological developments and changing customer needs, we may be harmed in our ability to attract and retain customers, and our revenue and business could suffer. Furthermore, our customers who view our advertising via mobile devices might not buy our products to the same extent that they do when viewing our advertising via personal computers or laptops. Accordingly, if we cannot convince customers to purchase our products via mobile devices, our business and results of operations could be harmed to the extent that the trend to mobile devices continues.
We offer our software products on operating systems and platforms including Windows, Macintosh, Apple OS, Android, and Amazon apps. The demand for personal computers has been declining, which means that we must be able to market to potential customers and to provide customers with access to and use of our products and services on many platforms and operating systems, as they may be changed from time to time. To the extent new releases of operating systems, including for mobile and non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers use alternative technologies, our business could be harmed.
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
We face a lengthy sales cycle between our initial contact with some potential enterprise and education customers and the signing of license agreements with these customers. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of such enterprise and education sales. A delay in or failure to complete license transactions could cause us to lose revenue, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential enterprise and education customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers' budgetary constraints and priorities;

•	the timing of our customers' budget cycles;

•	the need by some customers for lengthy evaluations that often include administrators and faculties; and

•	the length and timing of customers' approval processes.
As we move our consumer business online and sell our solutions as a subscription, rather than for an upfront fee, our revenue, results of operations and cash flow could be negatively impacted.
Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recorded 65-90% of the revenue at the time of sale. Certain of our online products are sold under different subscription terms, from short-term to 36-month subscriptions with a corresponding license term. Selling in this manner could result in substantially less cash and revenue from the initial sale to the customer and could have a substantially negative impact on our revenue, results of operations and cash flow in the short term. Furthermore, to the extent that customers use our products and services for only a short time after purchase, online subscription customers could be less likely to continue their subscriptions past the initial term with the effect that we could earn less revenue over time from each customer than historically.
Our revenue is subject to seasonal and quarterly variations, which could cause our financial results to fluctuate significantly.
We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue, cash flows and net income. These variations are primarily related to increased sales of our products and services to consumers in the fourth quarter during the holiday selling season as well as higher sales to governmental and educational institutions in the second and third quarters. We sell to a significant number of our retailers, distributors and enterprise and education customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our enterprise and education customers may also cause our quarterly results to fluctuate.
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
We have made and may continue to make acquisitions or enter into joint ventures and strategic alliances as part of our long-term business strategy. Such transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new technology, employees, and business systems, diversion of management's attention from our other businesses or that we acquire undiscovered liabilities such as patent infringement claims or violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws. It may take longer than expected to realize the full benefits, such as increased revenue, enhanced efficiencies, or more customers, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events and circumstances could harm our operating results or financial condition.
The anticipated benefits of recent acquisitions could be impacted by a number of risks specific to our business, as well as by risks related to the integration process.
The Company made four acquisitions from 2013 until early 2014. The significant risks and challenges that may limit our ability to achieve the anticipated benefits of acquisitions include:

•	lack of employee retention stemming from the acquisitions;

•	sales of the acquired products and services might not perform as we anticipated;

•	the risk of increased attrition of the acquired entities’ customers;

•	the risk that cross-selling Rosetta Stone products and services to customers of the acquired entities (and vice versa) might not be successful;

•	the pipeline of the acquired entities’ future products under development may take longer than predicted to launch or might fail to launch at all;

•	the difficulty of integrating the acquired entities’ technology into our current and future products and services; and

•	the difficulty in managing a more complex technology environment which may reduce opportunities for economies of scale that otherwise could result from an acquisition.
If we are unsuccessful in addressing these risks and challenges, our business and prospects could be harmed.
We may incur significant costs related to data security breaches that could compromise our information technology network security, trade secrets and customer data.
        Threats to our information technology network security can take a variety of forms. Individual hackers and groups of hackers, and sophisticated organizations or individuals may threaten our information technology network security. Cyber attackers may develop and deploy malicious software to attack our services and gain access to our networks, data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats and attacks are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats and attacks can have cascading impacts that unfold with increasing speed across internal networks and systems. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, resulting in product development delays, could compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.
Our possession and use of personal information presents risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.
Possession and use of personal information in conducting our business subjects us to legislative and regulatory obligations that could require notification of data breaches, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business evolves and as we expand internationally, we may become subject to additional and even more stringent legal obligations concerning our treatment of customer information. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
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
We are exposed to risks associated with credit card and payment fraud, and with our obligations under rules on credit card processing and alternative payment methods, which could cause us to lose revenue or incur costs.
As an e-commerce provider that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our network security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Despite our compliance with these standards and other information security measures, we cannot guarantee that all our information technology systems are able to prevent, contain or detect any cyber attacks, cyber terrorism, or security breaches from currently known viruses or malware, or viruses or malware that may be developed in the future. To the extent any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant.
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
Any significant interruptions in the operations of our website, call center or third-party call centers, especially during the holiday shopping season, could cause us to lose sales and disrupt our ability to process orders and deliver our solutions in a timely manner.
We rely on our website, an in-house call center and third-party call centers to sell our solutions, respond to customer service and technical support requests and process orders. These activities are especially important during the holiday season and in particular Black Friday through Cyber Monday. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to receive and process orders and provide products and services, which could result in lost and cancelled sales and damage to our brand and reputation. These risks are more important during the Black Friday through Cyber Monday holiday season, when many sales of our products and services take place.
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
If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products in the future. In the past, we have encountered product development delays due to errors or defects. We would expect that, despite our testing, errors could be found in new products and product enhancements in the future. Significant errors in our products or services could lead to, among other things:

•	delays in or loss of marketplace acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades for consumer and enterprise and education customers;

•	injury to our reputation;

•	increased service expenses or payment of damages; or

•	costly litigation.
If we fail to effectively upgrade our information technology systems, we may not be able to accurately report our financial results or prevent fraud.
As part of our efforts to continue improving our internal control over financial reporting, we plan to continue to upgrade our existing financial information technology systems in order to automate several controls that are currently performed manually. We may experience difficulties in transitioning to these upgraded systems, including loss of data and decreases in productivity, as personnel become familiar with these new systems. In addition, our management information systems will require modification and refinement as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business and we may fail to meet our reporting obligations. In addition, as a result of the automation of these manual processes, the data produced may cause us to question the accuracy of previously reported financial results.
Failure to maintain the availability of the systems, networks, databases and software required to operate and deliver our internet-based products and services could damage our reputation and cause us to lose revenue.
We rely on internal and external systems, networks and databases maintained by us and third-party providers to process customer orders, handle customer service requests, and host and deliver our internet-based learning solutions. Any damage, interruption or failure of our systems, networks and databases could prevent us from processing customer orders and result in degradation or interruptions in delivery of our products and services. Notwithstanding our efforts to protect against interruptions in the availability of our e-commerce websites and internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In addition, we do not have complete redundancy for all of our systems.

In the event of an interruption or system event we may be unable to meet contract service level requirements, or we could experience an unrecoverable loss of data which could cause us to lose customers and could harm our reputation and cause us to face unexpected liabilities and expenses. If we continue to expand our business, we will put additional strains on these systems. As we continue to move additional product features to online systems or place more of our business online, all of these considerations will become more significant.
We may also need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.
We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure, which could impair our financial performance.
Our operating results are subject to fluctuations in foreign currency exchange rates. We currently do not attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. In the future, we might choose to engage in foreign currency hedging transactions, which would involve different risks and uncertainties.
Our revolving credit facility contains covenants which may adversely impact our business and the failure to comply with such covenants could cause any outstanding debt to become immediately payable.
Our revolving credit facility contains financial covenants currently applicable to us, as well as a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $25 million revolving credit facility requires us to maintain a minimum Adjusted EBITDA and quick ratio during its term. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. If we are not able to comply with all of these covenants, for any reason, some or all of any outstanding debt could become immediately due and payable which could have a material adverse effect on our liquidity and ability to conduct our business.
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
Under GAAP, we review our goodwill and indefinite lived intangible assets for impairment at least annually and when there are changes in circumstances. Factors that may be considered a change in circumstances include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. In the first quarter of 2014, we recorded a goodwill impairment loss of $2.2 million, which represents a full impairment of the ROW Consumer reporting unit’s goodwill and in the fourth quarter of 2014, we recorded a goodwill impairment loss of $18.0 million, which represents a full impairment of the North America Consumer Language reporting unit's goodwill. We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite lived intangible assets is determined, resulting in a negative effect on our results of operations.
We may have exposure to greater than anticipated tax liabilities.
We are subject to income and indirect tax in the U.S. and many foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income and indirect taxes.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to our businesses and to our users is complex, uncertain and evolving, in part because many of the fundamental statutes and regulations that impose indirect taxes were established before the adoption and growth of the internet and e-commerce. We are subject to audit by multiple tax authorities throughout the world.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals.  The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.  Further, any changes to the U.S. or any foreign jurisdictions’ tax laws, tax rates, or the interpretation of such tax laws, including the Base Erosion Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”) could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form any legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.
Our deferred tax assets may not be fully realizable.
At December 31, 2014, we had gross deferred tax assets of $61.1 million which was offset by a valuation allowance of $53.8 million for certain jurisdictions. We recorded the valuation allowance to reflect uncertainties about whether we will be able to realize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. We could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
We are subject to U.S. and foreign government regulation of online services which could subject us to claims, judgments, and remedies, including monetary liabilities and limitations on our business practices.
We are subject to regulations and laws directly applicable to providers of online services. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, data security, defamation, promotions, billing, consumer protection, accessibility, content regulation, quality of services, and intellectual property ownership and infringement in many instances is unclear or unsettled. Also, the collection and protection of information from children under the age of 13 is subject to the provisions of the Children's Online Privacy Protection Act (COPPA), which is particularly relevant to our learning solutions focused on children. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend litigation in connection with such regulations and laws or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply.
Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.
We rely upon the ability of customers to access many of our products through the internet. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.
Protection of our intellectual property is limited, and any misuse of our intellectual property by others, including software piracy, could harm our business, reputation and competitive position.
Our intellectual property is important to our success. We believe our trademarks, copyrights, trade secrets, patents, pending patent applications, trade dress and designs are valuable and integral to our success and competitive position. To protect our proprietary rights, we rely on a combination of patents, copyrights, trademarks, trade dress, trade secret laws, confidentiality procedures, contractual provisions and technical measures. However, even if we are able to secure such rights in the United States, the laws of other countries in which our products are sold may not protect our intellectual property rights to the same extent as the laws of the United States.
In addition to issued patents, we have several patent applications on file in the U.S. and other countries. However, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which are not certain, they may be challenged, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, we have not emphasized patents as a source of significant competitive advantage and have instead sought to primarily protect our proprietary rights under laws affording protection for trade secrets, copyright and trademark protection of our products, brands, and other intellectual property where available and appropriate. These measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. In addition, these protections may not be adequate to prevent our competitors or customers from copying or reverse-engineering our products. Third parties could copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our intellectual property, which would decrease demand for our products. In addition, our patents may not provide us with any competitive advantages and the patents of others may seriously impede our ability to conduct our business.
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
We rely on contractual and license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely, in many instances, on "click-wrap" and "shrink-wrap" licenses, which are not negotiated or signed by individual licensees. Accordingly, some provisions of our licenses, including provisions protecting against unauthorized use, copying, transfer, resale and disclosure of the licensed software program, could be unenforceable under the laws of several jurisdictions.
Protection of trade secret and other intellectual property rights in the places in which we operate and compete is highly uncertain and may involve complex legal questions. The laws of countries in which we operate may afford little or no protection to our trade secrets and other intellectual property rights. Although we defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Despite our enforcement efforts against software piracy, we could lose significant revenue due to illegal use of our software and from counterfeit copies of our software. If piracy activities increase, it could further harm our business.
We also expect that competitors might try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.
Third-party use of our trademarks as keywords in internet search engine advertising programs may direct potential customers to competitors' websites, which could harm our reputation and cause us to lose sales.
Competitors and other third parties, including counterfeiters, purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs in order to divert potential customers to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to protect our trademarks and confusingly similar terms from such unauthorized use, competitors and other third parties may continue to drive potential online customers away from our websites to competing and unauthorized websites, which could harm our reputation and cause us to lose sales.
Our trademarks are limited in scope and geographic coverage and might not significantly distinguish us from our competition.
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Tell Me More, Livemocha, and Lexia trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the United States and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use the Company’s trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
We must monitor and protect our internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.
We own several domain names related to our business. Third parties may acquire substantially similar domain names or Top Level Domains ("TLDs") that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Third parties also may acquire country specific domain names in the form of Country Code TLDs that include our trademarks or similar terms and which prevent us from operating country specific websites from which customers can view our products and engage in transactions with us. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars, modify the requirements for holding domain names or release additional TLDs. As a result, we may have to incur additional costs to maintain control over potentially relevant domain names or may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business or reputation. Moreover, attempts may be made to register our trademarks as new TLDs or as domain names within new TLDs and we will have to make efforts to enforce our rights against such registration attempts.
Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business.
We may become subject to material claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks or other proprietary rights. Our competitors, some of which may have made significant investments in competing products and technologies, and may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with our ability to make, use and sell our current and future products and technologies, and we may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, we may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third-party's patents or other proprietary rights, including whether any of our products, technologies or processes infringe the patents or other proprietary rights of third parties. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The outcome of any such proceedings is uncertain and, if unfavorable, could force us to discontinue advertising and sale of the affected products or impose significant penalties, limitations or restrictions on our business. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.
We do not own all of the software, other technologies and content used in our products and services, and the failure to obtain rights to use such software, other technologies and content could harm our business.
Some of our products and services contain intellectual property owned by third parties, including software that is integrated with internally developed software and voice recognition software, which we license from third parties. From time to time we may be required to renegotiate with these third parties or negotiate with new third parties to include their technology or content in our existing products, in new versions of our existing products or in wholly new products. We may not be able to negotiate or renegotiate licenses on commercially reasonable terms, or at all, and the third-party software may not be appropriately supported, maintained or enhanced by the licensors. If we are unable to obtain the rights necessary to use or continue to use third-party technology or content in our products and services, this could harm our business, by resulting in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated.
Our use of open source software could impose limitations on our ability to commercialize our products.
We incorporate open source software into our products and may use more open source software in the future. The use of open source software is governed by license agreements. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Therefore, we could be required to seek licenses from third parties in order to continue offering our products, make generally available, in source code form, proprietary code that links to certain open source modules, re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a cost-effective and timely basis, or become subject to other consequences. In addition, open source licenses generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Thus, we may have little or no recourse if we become subject to infringement claims relating to the open source software or if the open source software is defective in any manner.
As our product and service offerings become more complex, our reported revenue may become less predictable.
During 2014, we continued to transition our consumer distribution to more online. The accounting policies that apply to these sources of revenue may be more complex than those that apply to our traditional products and services. In addition, we may change the manner in which we sell our software licenses, and such change could cause delays in revenue recognition in accordance with accounting standards. Under these accounting standards, even if we deliver products and services to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product or service until a future period when all the conditions necessary for revenue recognition have been satisfied. If we move more of our consumer business online we will also collect less cash from our initial transactions with consumers which could substantially decrease our revenues in the short term. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value, requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer or material customer acceptance criteria.
Our consumer language-learning packages that include perpetual software and online services have increased our costs as a percentage of revenue, and these and future product introductions may not succeed and may harm our business, financial results and reputation.
Our consumer language-learning packages integrate our language-learning software solutions with online services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. The online services associated with this software package have decreased our margins. Customers may choose to not engage with conversation coaches or be willing to pay higher prices to do so. In addition, we are required to defer recognition of a portion of each sale of this packaged software in connection with the terms of our online service periods. We cannot assure you that our software package offerings will be successful or profitable, or if they are profitable, that they will provide an adequate return on capital expended. If our software package offering is not successful, our business, financial results and reputation may be harmed.
Substantially all of our inventory is located in one warehouse facility. Any damage or disruption at this facility could cause significant financial loss, including loss of revenue and harm to our reputation.
Substantially all of our inventory is located in one warehouse facility. We could experience significant interruption in the operation of this facility or damage or destruction of our inventory due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems or other events. If a material portion of our inventory were to be damaged or destroyed, we might be unable to meet our contractual obligations which could cause us significant financial loss, including loss of revenue and harm to our reputation. As our business continues to move online, we expect that this risk will diminish over time.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located in Arlington, Virginia, where we occupy space on one floor of an office building under a lease that ends December 31, 2018. For more information about our Arlington, Virginia lease and subleases, please see Note 16 of Item 8, Financial Statements and Supplementary Data. We currently own two facilities in Harrisonburg, Virginia, that provide operations and customer support services. We lease another facility in Virginia for use as a packing and distribution center for all of our U.S. and some of our international fulfillment.
In addition, the Company leases property in various locations in the U.S. and around the world as sales offices, for research and development activities, operations, product distribution, data centers, and market research. Our international locations are in or near cities including the following: Versailles, France; London, United Kingdom; Seoul, South Korea; Beijing and Shanghai, China; Vancouver, Canada; São Paulo, Brazil; Cologne, Germany; and Madrid, Spain.
Item 3.    Legal Proceedings

In June 2011, Rosetta Stone GmbH, a subsidiary of the Company, was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. Langenscheidt sought relief in the form of monetary damages and injunctive relief; however there has not been a demand for a specific amount of monetary damages and there has been no specific damage amount awarded to Langenscheidt. In January 2012, the District Court of Cologne ordered an injunction against specific uses of the color yellow made by Rosetta Stone GmbH in packaging, on its website and in television commercials and declared Rosetta Stone GmbH liable for damages, attorneys’ fees and costs to Langenscheidt. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne and the German Federal Supreme Court have affirmed the District Court's decision.  The Company has filed special complaints with the German Federal Supreme Court and the German Constitutional Court directed to constitutional issues in the German Federal Supreme Court’s decision.
In August 2011, Rosetta Stone GmbH commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. The German Federal Supreme Court has denied Rosetta Stone GmbH's further appeal but has not yet issued its written decision denying further appeal.
Rosetta Stone GmbH expects that damages will be awarded to Langenscheidt based on the finding of trademark infringement. However, at this point, the Company cannot predict the amount of damages which Langenscheidt will be awarded nor when any damages will be required to be paid. The Company has concluded that Rosetta Stone GmbH will be required to pay court costs and opposing counsel fees and Langenscheidt has filed a Motion for Attorneys’ Fees to which Rosetta Stone GmbH has objected. The Company will continue to incur legal fees and other costs in connection with the resolution of this case.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." There were approximately 139 stockholders of record of our common stock as of March 11, 2015. The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
Year ended December 31, 2014
Fourth Quarter	$11.23	$7.42
Third Quarter	10.22	8.00
Second Quarter	12.32	9.20
First Quarter	12.50	10.53
Year ended December 31, 2013
Fourth Quarter	$16.53	$11.34
Third Quarter	17.30	14.70
Second Quarter	18.30	14.46
First Quarter	15.44	11.55
On March 11, 2015, the last reported sales price of our common stock on the NYSE was $9.50 per share.
Dividends
We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business. Further, our revolving credit facility contains financial and restrictive covenants that, among other restrictions and subject to certain exceptions, limit our ability to pay dividends.
Securities Authorized For Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Purchases of Equity Securities
On August 22, 2013, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $25 million of our outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, and applicable legal requirements. Our revolving credit facility contains financial and restrictive covenants, that among other restrictions and subject to certain limitations, limits our ability to repurchase our shares. No shares were purchased during 2014.
Stockholder Return Performance Presentation
The following graph compares the change in the cumulative total stockholder return on our common stock during the 5-year period from December 31, 2009 through December 31, 2014, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on December 31, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The foregoing graph shall not be deemed to be filed as part of this Annual Report on Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act, or the Exchange Act, except to the extent we specifically incorporate the graph by reference.
Item 6.    Selected Consolidated Financial Data
The following tables set forth our selected consolidated statement of operations, balance sheet and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 15. Exhibits and Financial Statement Schedules.” Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$261,853	$264,645	$273,241	$268,449	$258,868
Cost of revenue	53,054	45,714	48,910	49,116	38,999
Gross profit	208,799	218,931	224,331	219,333	219,869
Operating expenses:
Sales and marketing	173,208	146,104	150,882	160,942	130,335
Research and development	33,176	33,995	23,453	24,218	23,437
General and administrative	57,120	56,432	55,262	62,031	53,239
Impairment	20,333	—	—	—	—
Lease abandonment and termination	3,812	842	—	—	(583)
Total operating expenses	287,649	237,373	229,597	247,191	206,428
Income (loss) from operations	(78,850)	(18,442)	(5,266)	(27,858)	13,441
Other income and expense:
Interest income	17	117	187	302	262
Interest expense	(233)	(61)	—	(5)	(66)
Other (expense) income	(1,129)	368	3	142	(220)
Interest and other income (expense), net	(1,345)	424	190	439	(24)
Income (loss) before income taxes	(80,195)	(18,018)	(5,076)	(27,419)	13,417
Income tax expense (benefit)	(6,489)	(1,884)	28,909	(7,769)	(178)
Income (loss) attributable to common stockholders	(73,706)	(16,134)	(33,985)	(19,650)	13,595
Income (loss) per share attributable to common stockholders:
Basic	$(3.47)	$(0.75)	$(1.61)	$(0.95)	$0.67
Diluted	$(3.47)	$(0.75)	$(1.61)	$(0.95)	$0.64
Common shares and equivalents outstanding:
Basic weighted average shares	21,253	21,528	21,045	20,773	20,439
Diluted weighted average shares	21,253	21,528	21,045	20,773	21,187
Other Data:
Stock-based compensation included in:
Cost of revenue	$108	$175	$288	$55	$39
Sales and marketing	1,975	1,840	1,185	1,932	774
Research and development	958	1,460	1,547	2,448	1,181
General and administrative	3,721	5,766	4,989	7,918	2,393
Total stock-based compensation expense	$6,762	$9,241	$8,009	$12,353	$4,387
Intangible amortization included in:
Cost of revenue	$586	$244	$—	$—	$—
Sales and marketing	3,677	1,028	—	45	58
Research and development	2,000	550	40	40	—
General and administrative	—	—	—	—	—
Total intangible amortization expense	$6,263	$1,822	$40	$85	$58
_______________________________________________________________________________

(1)
As discussed in Note 5 of Item 8, Financial Statements and Supplementary Data, the Company acquired Vivity Labs, Inc. on January 2, 2014 and Tell Me More S.A. on January 9, 2014. The results of operations from these entities have been included from the acquisition date.

(2)
As discussed in Note 5 of Item 8, Financial Statements and Supplementary Data, the Company acquired Livemocha, Inc. on April 1, 2013 and acquired Lexia Learning Systems, Inc. on August 1, 2013. The results of operations from these entities have been included from the acquisition date.

(3)
As discussed in Note 15 of Item 8, Financial Statements and Supplementary Data, the Company established a full valuation allowance to reduce the deferred tax assets of the Korea, Brazil, and Japan subsidiaries and the U.S.

(4)
On January 4, 2011 the Company's Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program ("LTIP") and then subsequently cancelled the LTIP on November 30, 2011, resulting in $4.9 million additional operating expense.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$64,657	$98,825	$148,190	$106,516	$115,756
Total assets	288,404	290,776	279,446	280,059	278,804
Deferred revenue	128,169	78,857	63,416	51,895	47,158
Notes payable and capital lease obligation	3,748	242	5	12	—
Total stockholders' equity	$63,445	$131,243	$148,194	$172,951	$179,724

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reforms Act of 1995. The MD&A should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed under ("Risk Factors") and elsewhere in this Annual Report on Form 10-K.
Overview
Rosetta Stone Inc. (“Rosetta Stone,” “the Company,” “we” or “us”) is dedicated to changing the way the world learns. Our innovative, technology-driven language and reading solutions are used by thousands of schools, businesses, and government organizations millions of individuals around the world. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including online subscriptions, digital downloads, mobile apps, and perpetual CD packages. Rosetta Stone has invested more in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha Inc. ("Livemocha") and Lexia Learning Systems Inc, ("Lexia") in 2013 and Vivity Labs, Inc. ("Vivity"") and Tell Me More S.A. ("Tell Me More") in January 2014.
We derive our revenues from sales to both individual consumers and organizations. Our global consumer distribution channel comprises a mix of our call centers, websites, third party e-commerce websites such as Digital River and Apple iTunes, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples, Costco, daily deal partners such as Groupon, home shopping networks such as GS Home Shopping in Korea and consignment distributors such as Wynit Distribution and Software Packaging Associates. Our Global Enterprise & Education distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K through 12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations, as well as through a network of third-party resellers of our literacy solutions.
Over the last two years, we have expanded the breadth of our language and literacy products with the acquisitions of Tell Me More and Lexia. These acquisitions have reinforced our belief that the Enterprise & Education segment is our largest opportunity for long-term value creation. The customers in these markets have demands that recur each year, creating a more predictable revenue opportunity. This demand profile also fits well with our suite of products and the well-known Rosetta Stone brand. We also believe the opportunity to deliver English language learning is growing around the globe.
As a result, we recently communicated a strategic reorganization and realignment of our business to accelerate and prioritize our focus on satisfying the needs of more serious Corporate and K-12 learners, and emphasizing those who need to speak and read English. This focus will carry over to the Consumer segment where we will prioritize more serious learners, rather than trying to address the entire consumer marketplace. To position the organization for success, we are doing four things:

1.	We are taking immediate action to reorganize our business around or Enterprise and Education segment;

2.	We will be focusing our product investment on building effective, personalized English learning experiences that deliver clear and measurable outcomes;

3.	We are beginning to right-size the entire cost base of the Company, with the first steps being

◦	optimization of our media spend and other marketing costs in Consumer sales and marketing;

◦	rationing our Consumer investment; and

◦	reducing our general and administrative costs.

4.	We are cutting back on the number of new business initiatives we take on - particularly in Consumer - to improve focus and enhance efficacy.
In pursuing these priorities, we plan to grow the Global Enterprise & Education segment by focusing the majority of our resources and assets on providing a comprehensive language learning experience focused on more serious language learners while at the same time accelerating the migration of our Consumer business to digital as well as reducing the number of marketing and promotional campaigns aimed at the casual learner, relying less on promotional pricing to generate Consumer sales, reducing the number of retailers that sell our products, and streamlining operations with a clear focus to support the Global Enterprise & Education segment.
We have three operating segments: North America ("NA") Consumer; Rest of World ("ROW") Consumer; and Global Enterprise & Education.
We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. North America Consumer segment contribution decreased from $72.5 million for the year ended December 31, 2013 to $33.8 million for the year ended December 31, 2014. The decrease in North America Consumer segment contribution is primarily due to a decrease in retail and direct-to-consumer revenues. ROW Consumer segment contribution increased from a loss of $1.6 million for the year ended December 31, 2013 to income of $1.1 million for the year ended December 31, 2014 driven by a reduction in expenses primarily the result of the reduced size of operations in Japan and Korea. Global Enterprise & Education segment contribution decreased to $16.1 million for the year ended December 31, 2014 as compared to $21.0 million for the year ended December 31, 2013, due to an increase in sales and marketing expense related to the addition of sales staff, particularly from the Lexia and Tell Me More acquisitions and the lower margin on our acquired service offerings. The decline in Global Enterprise & Education segment contribution is also due to the greater amount of commission earned by resellers of our literacy services.
For additional information regarding our segments, see Note 17 of Item 8, Financial Statements and Supplementary Data. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods are presented consistently with our current operating segments and definition of segment contribution.
Business Metrics
Management uses the following key business metrics to measure the success of sales of our legacy Rosetta Stone language-learning solutions in our combined North America and ROW Consumer segments. Management does not review these metrics at a disaggregated segment level. In addition, management does not currently use any comparable metrics to measure success of our Global Enterprise & Education segment nor does management currently have a business metric to measure success of our Rosetta Stone Fit Brains and Rosetta Stone Kids offerings. These business metrics do not include product software units, revenues, or learners gained from acquisitions.

•	Product software units. A unit is a perpetual software license sold as either tangible packaged software or as a digital download.

•
Average revenue per product software unit.  Consumer revenues derived from product software units divided by the number of product software units sold in the same period. Revenue from product software includes global consumer language-learning revenue associated with perpetual product software licenses in addition to service revenues associated with short-term online services that are bundled with our product software units. Approximately $25 to $39 in revenue per product software unit is derived from service revenues associated with this short-term online service.

•
Paid online learners.  As of the end of a specified period, the number of paid, active consumer language-learners derived from the sale of our web-based software subscription and purchasers of our product software who subsequently purchase renewals of their short-term online services.

•
Average monthly revenue per paid online learner.  Revenues derived from paid online learners for a specified period divided by the average number of paid online learners during the same period, adjusted to a monthly rate. The average number of paid online learners for a quarter is calculated as the average of the beginning and ending number of paid online learners for the specified period. The average number of paid online learners for a year-to-date period is calculated as the average of the average number of paid online learners for quarters included in the specified year-to-date period.

The following table sets forth these unit and online learner metrics for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(revenues stated in thousands)
Product software revenue	$148,472	$179,211	$198,075
Paid online learner revenues	24,595	24,703	14,999
Total consumer revenues*	$173,067	$203,914	$213,074
Product software units*	743,074	681,612	629,779
Total paid online learners*	169,152	94,056	68,393
Average revenue per product software unit	$200	$263	$315
Average monthly revenue per online learner*	$16	$25	$26
* The unit and online learner metrics relate to the results for our global consumer language-learning offerings and do not include revenue and learners from Rosetta Stone Fit Brains, Rosetta Stone Kids, mobile applications and other offerings gained through acquisitions.
Product software revenue, units and Average Revenue Per Product Software Unit (ARPU)
Product software revenue includes consumer sales of our global language-learning product software units. We anticipate the mix of product software units will shift from our traditional packaged product to digital downloads and web-based software subscriptions in future periods.
Worldwide language-learning consumer revenue from product software units decreased $30.7 million from the year ended December 31, 2013 to the year ended December 31, 2014, driven by a 24% decrease in the average revenue per product software unit, partially offset by a 9% increase in the number of units sold, compared to the prior year period. Worldwide consumer revenue from product software decreased $18.9 million from the year ended December 31, 2012 to the year ended December 31, 2013, driven by a 17% decrease in the average revenue per product software unit, partially offset by an 8% increase in the number of units sold, compared to the prior year period.
Worldwide consumer ARPU decreased $63, or 24%, from $263 for the year ended December 31, 2013 to $200 for the year ended December 31, 2014.  More extensive promotional activity and deeper discounting were the primary causes of the overall decrease in ARPU year-over-year. In the fourth quarter of 2014, the amount of revenue deferred per unit increased from $25 to $39 which also contributed to the overall decrease in ARPU. This decrease was partially offset by a beneficial shift in channel mix in favor of direct-to-consumer and away from retail. Although we are testing strategies to mitigate the downward trend in prices, in the near term we expect ARPU to continue to decline. If lowering prices does not result in increased unit sales volume, our overall profitability could be negatively impacted. Worldwide ARPU decreased $52, or 17%, from $315 for the year ended December 31, 2012 to $263 for the year ended December 31, 2013 primarily driven by promotional pricing in North America Consumer, increased levels of daily deals at lower prices and increased price discounting in ROW Consumer, and our overall change in our sales channel mix.
Paid online learner revenues, online learners and average monthly revenue per online learner
Revenue from paid online learners decreased $0.1 million from the year ended December 31, 2013 to the year ended December 31, 2014, despite an 80% increase in the number of paid online learners as of December 31, 2014, compared to the prior period. The decrease in paid online learner revenues is primarily due to the extensive promotional activity and deeper discounting combined with a change in sales models that increased the subscription periods available for purchase from short-

term subscriptions to 36-month subscriptions. These factors have led to the overall decrease in the average monthly revenue per online learner and longer periods over which subscription revenue is recognized. Revenue from paid online learners increased $9.7 million from the year ended December 31, 2012 to the year ended December 31, 2013, driven by a 38% increase in the number of paid online learners as of December 31, 2012, compared to the prior period. This increase was partially offset by a decrease in the average revenue per online learner due to the decrease in paid subscription price points implemented in September 2013.
Bookings
In addition to the unit and learner metrics described above, management also uses bookings to evaluate the overall health of the business and evaluate performance. Bookings are a non-GAAP financial measure that represent executed sales contracts received that are either recorded immediately as revenue or as deferred revenue. Bookings are calculated in total and at the operating segment level as revenue plus the change in deferred revenue. Management believes that bookings provides useful information to investors regarding certain financial and business trends relating to our financial condition and results of operations.
Components of Our Statement of Operations
Revenue
We derive revenue from sales of language-learning, literacy, and brain fitness solutions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Product revenue primarily consists of revenues from our perpetual language-learning product software, our audio practice products, and certain mobile applications. Our audio practice products are often combined with our language-learning software and sold as a solution. Subscription and service revenue consist of sales from web-based software subscriptions, online services, professional services, and certain mobile applications. Our online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Our professional services include training and implementation services.
In the consumer market, our perpetual product software is often bundled with our short-term online conversational coaching and online community services and sold as a package. Approximately $25 to $39 in revenue per unit is derived from these short-term online services. As a result, we typically defer 10%-35% of the revenue of each of these bundled sales to be recognized over the term of the service period. The content of our perpetual product software and our web-based language-learning subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience.
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and government agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers. We sell to enterprise and education organizations primarily through our direct enterprise and education sales force as well as our network of resellers and organizations typically gain access to our solutions under a web-based subscription service. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and enterprise and education sales channels because the customers and revenue drivers of these channels are different.
Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2014 accounted for 30% of our annual revenue in 2014. Our enterprise and education revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.
Cost of Product and Subscription and Service Revenue
Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The cost of subscription and service revenue primarily represents costs associated with supporting our web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue.
Operating Expenses
We classify our operating expenses into the following categories: sales and marketing, research and development, general and administrative, impairment, and lease abandonment and termination.

Our operating expenses primarily consist of personnel costs, direct advertising and marketing expenses and professional fees associated with contract product development, legal, accounting and consulting. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefit costs. When certain events occur, we also recognize operating expenses related to asset impairment and operating lease terminations.
Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, and commissions earned by our sales personnel. Sales commissions are generally paid at the time the customer is invoiced. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized. In connection with our new strategy of focusing on the Global Enterprise & Education segment, we intend to reduce the number of marketing and promotional campaigns that we run, focusing more on brand messaging that withstands the test of time, and less on promotional pricing.
Research and Development.    Research and development expenses consist primarily of personnel costs and contract development fees associated with the development of our solutions. Our development efforts are primarily based in the U.S. and are devoted to modifying and expanding our offering portfolio through the addition of new content and new paid and complementary products and services to our language-learning, literacy, and brain fitness solutions. We expect our investment in research and development expenses to increase in future years as we fund product initiatives that we expect to provide us with significant benefits in the future.
General and Administrative.    General and administrative expenses consist primarily of shared services, such as personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to acquisition and other corporate expenses. We expect our general and administrative expenses to decline as we take steps to reduce our non-Global Enterprise & Education headcount as well as other cost reductions.
Impairment.   Impairment expenses consist primarily of goodwill impairment and impairment expense related to the abandonment of previously capitalized internal-use software projects.
Lease Abandonment and Termination.   Lease abandonment and termination expenses include the recognition of costs associated with the termination or abandonment of certain of our office operating leases, such as early termination fees and expected lease termination costs.
Interest and Other Income (Expense)
Interest and other income (expense) primarily consist of interest income, interest expense, foreign exchange gains and losses, and income from litigation settlements. Interest expense is primarily related to interest on our capital leases and the amortization of deferred financing fees associated with our revolving credit facility. Interest income represents interest received on our cash and cash equivalents. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Legal settlements are related to agreed upon settlement payments from various anti-piracy enforcement efforts.
Income Tax (Benefit) Expense
Income tax (benefit) expense consists of federal, state and foreign income taxes. For the year ended December 31, 2014, we incurred an income tax benefit of $6.5 million based on losses before taxes of $80.2 million resulting in a worldwide effective tax rate was approximately 8.1%. The tax rate resulted from tax benefits related to the tax impact of the goodwill impairment charges taken in the first and fourth quarters of 2014 and tax benefits related to current year losses in Canada and France. The tax benefits were only partially offset by tax expense related to current year income of operations in Germany and the UK, foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.
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
The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Our valuation allowance analysis considers a number of factors, including our cumulative losses in recent years, our expectation of future taxable income and the time frame over which our net operating losses expire.
As of December 31, 2014, a full valuation allowance exists for the U.S., Korea, Japan, China, Hong Kong, Mexico, Spain and Brazil where we have determined the deferred tax assets will not more likely than not be realized. Further, in France a partial valuation allowance has been recorded on deferred tax assets we believe are not more likely than not to be realized.
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
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this annual report on Form 10-K.
Revenue Recognition
Our primary sources of revenue are web-based software subscriptions, online services, perpetual product software, and bundles of perpetual product software and short-term online services. We also generate revenue from the sale of audio practice products, mobile applications, and professional services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts.
We identify the units of accounting contained within our sales arrangements and in doing so, we evaluate a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain perpetual software products and related services, we allocate the total arrangement consideration to the deliverables based on vendor-specific objective evidence of fair value ("VSOE"). We generate a substantial portion of consumer revenue from the CD and digital download formats of the Rosetta Stone language-learning packaged software product which is a multiple-element arrangement that contains two deliverables: perpetual software, which is delivered at the time of sale, and a short-term online service, which is considered a software-related element. The online service includes short-term access to conversational coaching services. Because we only sell the perpetual language-learning software on a stand-alone basis in our homeschool version, we do not have a sufficient concentration of stand-alone sales to establish VSOE for this element. Accordingly, we allocate the arrangement consideration using the residual method based on the existence of VSOE of the undelivered element, the short-term online service. We determine VSOE of the short-term online service by reference to the range of stand-alone renewal sales of the three-month online service. We review these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice.
For non-software multiple element arrangements we allocate revenue to all deliverables based on their relative selling prices. Our non-software multiple element arrangements primarily occur as sales to our Global Enterprise & Education customers. These arrangements can include a web-based subscription, audio practice tools and professional services or any combination thereof. We do not have a sufficient concentration of stand-alone sales of the various deliverables noted above to our Global Enterprise & Education customers, and therefore cannot establish VSOE for each deliverable. Third party evidence of fair value does not exist for the web-based software subscription services, audio practice products and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, we determine the relative selling price of the web-based subscription, audio practice tools and professional services deliverables included in our non-software multiple element arrangements using our best estimate of selling price. We determine our best estimate of selling price based on our internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on our cost of each deliverable.
In the U.S. and Canada, we offer consumers who purchase our packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return unsold packaged products, subject to certain limitations. We estimate and establish revenue reserves for returns at the time of sale based on historical return rates, estimated channel inventory levels, the timing of new product introductions and other factors.
We distribute products and services both directly to the end customer and indirectly through resellers. Our resellers earn commissions generally calculated as a fixed percentage of the gross sale to the end customer. We evaluate each of our reseller relationships to determine whether the revenue recognized from indirect sales should be the gross amount of the contract with the end customer or reduced for the reseller commission. In making this determination we evaluate a variety of factors including whether we are the primary obligor to the end customer. Revenue is recorded net of taxes.
Revenue for online services and web-based subscriptions is recognized ratably over the term of the service or subscription period, assuming all revenue recognition criteria have been met. Our CD and digital download formats of Rosetta Stone language-learning product are bundled with a short-term online service where customers are allowed to begin their short-term online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. Short-term online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
Software products include sales to end user customers and resellers. In many cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from the sales of packaged software is recognized as the products are shipped and title passes and risks of loss have been transferred. For many product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, we defer revenue until the customer receives the product because we legally retain a portion of the risk of loss on these sales during transit. In other cases where packaged software products are sold to resellers on a consignment basis, revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. Cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identifiable benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue at the time of sale.
We offer our U.S. and Canada consumers the ability to make payments for packaged software purchases in installments over a period of time, which typically ranges between three and five months. Given that these installment payment plans are for periods less than 12 months, a successful collection history has been established and these fees are fixed and determinable, revenue is recognized at the time of sale, assuming the remaining revenue recognition criteria have been met.
In connection with packaged software product sales and web-based software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from the time of purchase. As the fee for technical support is included in the initial licensing fees, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and web-based software subscription revenue. Costs associated with the technical support service are accrued at the time of sale.

Sales commissions from non-cancellable web-based software subscription contracts are deferred and amortized in proportion to the revenue recognized from the related contract.
Stock-Based Compensation
All stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.
As of December 31, 2014 and 2013, there were approximately $6.1 million and $6.8 million of unrecognized stock-based compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.38 and 2.53 years, respectively.
The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Included in cost of revenue:
Cost of product revenue	$95	$109	$110
Cost of subscription and service revenue	13	66	178
Total included in cost of revenue	108	175	288
Included in operating expenses:
Sales and marketing	1,975	1,840	1,185
Research and development	958	1,460	1,547
General and administrative	3,721	5,766	4,989
Total included in operating expenses	6,654	9,066	7,721
Total	$6,762	$9,241	$8,009
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

Year Ended December 31,
	2014	2013	2012
Expected stock price volatility	63%-65%	64%-67%	64%-66%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.46%-1.80%	0.75%-1.65%	0.60%-0.88%
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
Given the nature of our granted stock options, we derive the estimated term of all stock options using a combination of peer company information and the simplified method. Prior to the completion of our initial public offering in April 2009, our stock was not publicly quoted and we had a limited history of stock option activity. We believe the limited historical exercise data related to our stock options does not provide a reasonable basis on which to estimate the expected term.

The following table sets forth a summary of stock option grants since the date of plan inception, through the date of this Annual Report on Form 10-K:

Grant Date	Number of Options Granted	Exercise Price	Common Stock Fair Value Per Share at Grant Date
2006	1,704,950	$3.85-$3.85	$4.57-$5.92
2007	436,254	3.85-11.19	6.35-11.30
2008	402,805	10.36-17.49	10.36-17.49
2009	472,589	16.74-22.30	16.74-22.30
2010	593,017	17.10-25.99	17.10-25.99
2011	698,327	6.88-20.91	6.88-20.91
2012	662,856	7.51-13.89	7.51-13.89
2013	636,656	12.34-16.96	12.34-16.96
2014	663,353	8.23-12.33	8.23-12.33
Goodwill
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha and Lexia in 2013 and the acquisitions of Vivity and Tell Me More in January 2014.
Our reporting units are: North America Consumer Language, North America Consumer Fit Brains, Rest of World Consumer ("ROW Consumer"), Global Enterprise & Education Language, and Global Enterprise & Education Literacy. Each of these businesses is considered a reporting unit for goodwill impairment testing purposes. North America Consumer Language and North America Consumer Fit Brains are components of the North America Consumer operating segment. The combined Global Enterprise & Education Language and Global Enterprise & Education Literacy reporting units make up the Global Enterprise & Education operating segment. Prior to 2013, the reporting units were the same as our operating segments.
We test goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach or more frequently, if impairment indicators arise. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount ("Step 2").
In estimating the fair value of our reporting units in Step 1, we use a variety of techniques including the income approach (i.e., the discounted cash flow method) and the market approach (i.e., the guideline public company method). Our revenue, bookings and Adjusted EBITDA projections are estimates that can significantly affect the outcome of the analysis, both in terms of our ability to accurately project future results and in the allocation of fair value between reporting units.
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
During the first quarter of 2014, we determined sufficient indication existed to require performance of an interim goodwill impairment analysis for the ROW Consumer reporting unit. This indicator was due to a further unexpected decline in the operations of the ROW Consumer reporting unit, with further decreases in revenue and bookings within the reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. In this interim goodwill impairment test, the ROW Consumer reporting unit failed Step 1. The combination of the lower reporting unit fair value calculated in Step 1 and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for ROW Consumer. As a result, we recorded a goodwill impairment loss of $2.2 million, which represents a full impairment of ROW Consumer’s goodwill.

In connection with the annual goodwill impairment analysis performed as of June 30, 2014, we determined that the fair value of each of our reporting units with material goodwill balances exceeded its carrying value, and therefore no goodwill impairment charges were recorded in connection with the annual analysis. There were no goodwill impairments in 2013 and 2012.
We conducted reviews on the remaining goodwill balances at the reporting unit level for potential impairment as of the end of the third and fourth quarters in 2014 and concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value other than for the North America Consumer Language reporting unit as of December 31, 2014. Accordingly, a detailed impairment test has not been performed, other than for the North America Consumer Language reporting unit as of December 31, 2014, discussed below.
As described above, in March 2015, we announced a plan to realign and reorganize the Company to focus on profitable growth in the Global Enterprise & Education segment. The accelerated focus on the Global Enterprise and Education segment is expected to result in significantly lower projected revenue and bookings as well as overall profitability in the North America Consumer Language reporting unit. As a result, we determined that sufficient indication existed to require performance of an interim goodwill impairment analysis for this reporting unit.
The combination of the lower reporting unit fair value of the North America Consumer Language reporting unit and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename, developed technology and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for the North America Consumer Language reporting unit. As a result, we recorded our best estimate of the goodwill impairment loss of $18.0 million, which represents a full impairment of the North America Consumer Language goodwill. Any adjustment to the estimated impairment loss based on completion of the measurement of the impairment will be recognized in the first quarter of 2015.
Intangible Assets
Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives. Intangible assets with finite lives are reviewed routinely for potential impairment as part of our internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename is routinely reviewed to determine if indicators of impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. There has been no impairment of intangible assets during 2014, 2013 and 2012.
Valuation of Long-Lived Assets
As part of our internal control framework we evaluate the recoverability of our long-lived assets. An impairment of long-lived assets is recognized in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. During 2014, we recorded a $0.2 million impairment expense related to the abandonment of a software project that was previously capitalized. There were no impairment charges for the years ended December 31, 2013 and 2012.
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
We use the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences.
We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed quarterly based on the MLTN realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal.
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
The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Our valuation allowance analysis considers a number of factors, including our cumulative losses in recent years, our expectation of future taxable income and the time frame over which our net operating losses expire.
As of December 31, 2014, a full valuation allowance exists for the U.S., Korea, Japan, China, Hong Kong, Mexico, Spain and Brazil where we have determined the deferred tax assets will not more likely than not be realized. Further, in France a partial valuation allowance has been recorded on deferred tax assets we believe are not more likely than not to be realized.
All of the jurisdictions mentioned above have cumulative losses and pre-tax losses for the most recent year ended December 31, 2014. The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
As of December 31, 2014 and 2013, our net deferred tax liability was $4.2 million and $9.6 million, respectively.
Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Statements of Operations Data:
Revenue
Product	$136,251	$156,792	$180,919
Subscription and service	125,602	107,853	92,322
Total revenue	261,853	264,645	273,241
Cost of revenue
Cost of product revenue	34,192	32,191	33,684
Cost of subscription and service revenue	18,862	13,523	15,226
Total cost of revenue	53,054	45,714	48,910
Gross profit	208,799	218,931	224,331
Operating expenses:
Sales and marketing	173,208	146,104	150,882
Research and development	33,176	33,995	23,453
General and administrative	57,120	56,432	55,262
Impairment	20,333	—	—
Lease abandonment and termination	3,812	842	—
Total operating expenses	287,649	237,373	229,597
Loss from operations	(78,850)	(18,442)	(5,266)
Other income and (expense):
Interest income	17	117	187
Interest expense	(233)	(61)	—
Other income and (expense)	(1,129)	368	3
Other income and (expense), net	(1,345)	424	190
Loss before income taxes	(80,195)	(18,018)	(5,076)
Income tax (benefit) expense	(6,489)	(1,884)	28,909
Net loss	$(73,706)	$(16,134)	$(33,985)
Loss per share:
Basic	$(3.47)	$(0.75)	(1.61)
Diluted	$(3.47)	$(0.75)	$(1.61)
Common shares and equivalents outstanding:
Basic weighted average shares	21,253	21,528	21,045
Diluted weighted average shares	21,253	21,528	21,045
Stock-based compensation included in:
Cost of sales	108	175	288
Sales and marketing	1,975	1,840	1,185
Research and development	958	1,460	1,547
General and administrative	3,721	5,766	4,989
	$6,762	$9,241	$8,009

Comparison of the Year Ended December 31, 2014 and the Year Ended December 31, 2013
Our total revenue decreased to $261.9 million for the year ended December 31, 2014 from $264.6 million for the year ended December 31, 2013. The change in total revenue is due to decreases in North America Consumer revenues of $21.0 million and ROW Consumer revenues of $6.3 million, partially offset by an increase in Global Enterprise & Education revenues of $24.5 million. Bookings increased to $309.0 million for the year ended December 31, 2014 from $278.1 million for the year ended December 31, 2013. The increase was due to increases of $36.9 million and $1.2 million in worldwide Global Enterprise & Education bookings and North America Consumer, respectively, offset by a decrease in ROW Consumer bookings of $7.2 million compared to the prior year.
We reported an operating loss of $78.9 million for the year ended December 31, 2014 compared to an operating loss of $18.4 million for the year ended December 31, 2013. The increase in operating loss was due to a decrease in gross profit of $10.1 million, driven by a $2.8 million decrease in revenue and a $7.3 million increase in cost of revenue. Operating expenses increased $50.3 million due to increases of $27.1 million in sales and marketing, $0.7 million in general and administrative, $20.3 million in impairment expenses, and $3.0 million in lease abandonment, offset slightly by a decrease of $0.8 million in research and development expenses.
Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the years ended December 31, 2014 and 2013:

	Year ended December 31,				2014 versus 2013
	2014		2013		Change	% Change
	(in thousands, except percentages)
North America Consumer	$153,003	58.4%	$174,016	65.7%	$(21,013)	(12.1)%
Rest of World Consumer	24,150	9.2%	30,420	11.5%	$(6,270)	(20.6)%
Global Enterprise & Education	84,700	32.4%	60,209	22.8%	$24,491	40.7%
Total Revenue	$261,853	100.0%	$264,645	100.0%	$(2,792)	(1.1)%
North America Consumer revenue decreased $21.0 million, or 12%, from the year ended December 31, 2013 to the year ended December 31, 2014. This decrease was due to reductions in revenue from our global retail, direct-to-consumer, kiosk, and home school sales channels of $13.0 million, $6.4 million, $3.8 million, and $0.7 million, respectively; partially offset by an increase of approximately $2.6 million in revenue from Fit Brains North America Consumer bookings increased $1.2 million to $173.0 million for the year ended December 31, 2014 from $171.9 million for the year ended December 31, 2013. The variance by sales channel is due to increases of $11.9 million and $5.1 million in our direct-to-consumer sales channel and Fit Brains, respectively, partially offset by decreases of $12.2 million, $3.1 million, and $0.7 million in our global retail, kiosk, and homeschool sales channels, respectively. The decrease in our global retail sales channel was due to certain of our larger retail partners significantly reducing inventory levels during 2014, resulting in fewer units ordered and lower revenue compared to last year. In the second quarter of 2013 we closed our entire kiosk sales channel in the North America Consumer segment. In recent quarters we have focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. The overall decrease in pricing combined with the closure of our U.S. kiosks resulted in lower North America Consumer bookings. As a result of our strategic realignment and our focus on the needs of more serious learners, we plan to stabilize the price of our consumer offerings and expect that this will result in lower unit volumes and overall lower sales.
While direct-to-consumer revenue is down, the direct-to-consumer bookings have increased, primarily due to the late 2013 change in sales models that increased the subscription periods from short-term subscriptions to 36-month subscriptions, thus increasing the period over which revenue is recognized.
ROW Consumer revenue decreased $6.3 million, or 21%, from the year ended December 31, 2013 to the year ended December 31, 2014. ROW Consumer revenue decreases were primarily driven by lower revenues of $3.6 million, $2.3 million and $0.8 million in Japan, Korea, and Germany, respectively, offset by an increase of $0.5 million in revenue from indirect, digital resellers. ROW Consumer bookings decreased to $22.7 million for the year ended December 31, 2014 from $30.0 million for the year ended December 31, 2013. Bookings decreased primarily due to decreases of $4.5 million and $3.2 million in Japan and Korea, respectively, offset by an increase of $1.0 million in bookings from indirect, digital resellers. In January 2014, we announced plans to streamline our Japan and Korea operations and use a partner model to continue to serve the Japanese market and have reorganized our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) sales channel.

Global Enterprise & Education revenue increased $24.5 million, or 41%, from $60.2 million for the year ended December 31, 2013 to $84.7 million for the year ended December 31, 2014. Global Enterprise & Education language revenue increased $9.9 million, $3.7 million, $1.4 million, and $1.2 million in France, the U.S., Germany, and the UK, respectively, primarily due to the sales of learning solutions acquired in 2014. Global Enterprise & Education literacy revenue increased $8.7 million from Lexia, which was acquired on August 1, 2013. Global Enterprise & Education bookings increased $36.9 million to $113.2 million for the year ended December 31, 2014 from $76.3 million for the year ended December 31, 2013. Global Enterprise & Education literacy bookings contributed $14.8 million of the increase due to the acquisition of Lexia. Global Enterprise & Education language bookings increased $7.6 million in the U.S. and $14.5 million internationally. The increase in the U.S. includes a $3.0 million, 5-year contract with a K-12 customer which includes a blended Rosetta Stone Foundations and Rosetta Stone Advantage language-learning solution. We have seen a decline in renewal rates from existing Global Enterprise & Education language customers while Global Enterprise & Education language bookings are increasing, primarily due to the sales of multi-year deals. With Global Enterprise & Education language bookings increasing, we expect to see an increase in bookings from new customers, which has a higher cost of acquisition when compared to the renewal of an existing customer.
Revenue by Product Revenue and Subscription and Service Revenue
We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenues allocated to our perpetual language-learning product software, revenues from the sale of audio practice products, and sales of certain mobile applications. Subscription and service revenue includes web-based software subscriptions, online services for our conversational coaching and language-learning community access, as well as revenues from professional services. Subscription and service revenues are typically deferred at the time of sale and then recognized ratably over the subscription or service period. We bundle our perpetual product software with short-term online services. As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. We recognize the deferred revenue over the term of the service period.
The following table sets forth revenue for products and subscription and services for the years ended December 31, 2014 and 2013:

	Year ended December 31,				2014 versus 2013
	2014		2013		Change	% Change
	(in thousands, except percentages)
Product revenue	$136,251	52.0%	$156,792	59.2%	$(20,541)	(13.1)%
Subscription and service revenue	125,602	48.0%	107,853	40.8%	17,749	16.5%
Total revenue	$261,853	100.0%	$264,645	100.0%	$(2,792)	(1.1)%
Product Revenue
Product revenue decreased $20.5 million, or 13%, to $136.3 million during the year ended December 31, 2014 from $156.8 million during the year ended December 31, 2013. Product revenue primarily decreased $11.6 million, $6.2 million and $3.7 million in the global retail, direct-to-consumer, and kiosk sales channels, respectively. This was partially offset by an increase of $1.8 million in the corporate sales channel. The decrease in product revenue is driven by lower prices on our Rosetta Stone language-learning product software bundle driven by promotional pricing in our North America Consumer segment, increased levels of daily deals, and a shift in our sales channel mix.
Subscription and Service Revenue
Subscription and service revenue increased $17.7 million, or 16%, to $125.6 million for the year ended December 31, 2014. The increase in subscription and service revenues was due to increases of $13.9 million in the education sales channel, $9.0 million in the corporate channel, and $2.6 million related to Fit Brains. These increases were partially offset by decreases of $4.8 million, $2.6 million and $1.5 million in consumer service revenues for the direct-to-consumer, global retail, and kiosk sales channels, respectively.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Revenue
Product	$136,251	$156,792	$(20,541)	(13.1)%
Subscription and service	125,602	107,853	17,749	16.5%
Total revenue	261,853	264,645	(2,792)	(1.1)%
Cost of revenue
Cost of product revenue	34,192	32,191	2,001	6.2%
Cost of subscription and service revenue	18,862	13,523	5,339	39.5%
Total cost of revenue	53,054	45,714	7,340	16.1%
Gross profit	$208,799	$218,931	$(10,132)	(4.6)%
Gross margin percentages	79.7%	82.7%	(3.0)%
Cost of Product Revenue
Cost of product revenue for the year ended December 31, 2014 was $34.2 million, an increase of $2.0 million, or 6% from the year ended December 31, 2013. As a percentage of product revenue, cost of product revenue increased to 25% from 20% for the year ended December 31, 2014 compared to the prior year period.  The increase in cost as a percentage of revenue was primarily attributable to a decline in the price per unit combined with an increase in the volume of units sold. The dollar increase in cost of product is primarily due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of 2014.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the year ended December 31, 2014 was $18.9 million, an increase of $5.3 million, or 39% from the year ended December 31, 2013. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 15% from 13% for the year ended December 31, 2014 compared to the prior year period. The dollar increase in cost of subscription and service revenue is due to increased payroll and benefits, primarily as a result of the acquisitions that occurred during the first quarter of 2014 and second and third quarters of 2013. There was an increase in hosting expense due to the support of additional companies and a transition to cloud-based platforms. An increase in depreciation and amortization on acquired intangible assets also contributed to the overall increase in cost of subscription and service revenue.
Operating Expenses

	Year ended December 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$173,208	$146,104	$27,104	18.6%
Research and development	33,176	33,995	(819)	(2.4)%
General and administrative	57,120	56,432	688	1.2%
Impairment	20,333	—	20,333	100.0%
Lease abandonment and termination	3,812	842	2,970	352.7%
Total operating expenses	$287,649	$237,373	$50,276	21.2%

Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2014 were $173.2 million, an increase of $27.1 million, or 19%, from the year ended December 31, 2013. As a percentage of total revenue, sales and marketing expenses were 66% for the year ended December 31, 2014, and 55% for the year ended December 31, 2013. The dollar and percentage increases in sales and marketing expenses were primarily attributable to a $11.0 million increase in media expense due to increased internet and social media marketing campaigns, partially offset by decreased spend in television and print as online marketing was determined to be more cost-effective. Increased marketing expenses of $4.9 million related to the "millennial" advertising campaign using newly developed creative which runs across television, videos and our website, the new 2014 online chat support services feature, and an increase in general media expenses to drive visits, leads and bookings. In 2014 there was a $5.4 million increase in payroll and a $1.6 million increase in benefits expenses as a result of our acquisitions. In addition, there was a $5.5 million increase in commission expense mainly driven from the increased bookings in the Global Enterprise & Education segment, slightly offset by a decrease in commission expense for the ROW Consumer segment. There was a $1.5 million increase in third party services driven from new social media monitoring services, increased email messaging and related overage fees. Additionally, there was a $2.0 million increase in depreciation and amortization on acquired intangible assets. These increases were partially offset by a $2.3 million decrease in professional services driven from decreased spend in call centers, $1.9 million decrease in rent and related lease termination expenses due to the closure of the remaining kiosks in the second quarter of 2013, and removal of kiosk staffing support that did not recur in 2014. While the overall yield on marketing spend in our NA Consumer segment has declined, we expect that we will continue marketing and advertising media campaigns to generate sufficient web visits and leads in order to grow overall bookings.
Research and Development Expenses
Research and development expenses were $33.2 million for the year ended December 31, 2014, a decrease of $0.8 million, or 2%, from the year ended December 31, 2013. As a percentage of revenue, research and development expenses remained flat at 13% for the years ended December 31, 2014 and 2013. The dollar decrease was primarily attributable to a $2.9 million decrease in payroll expense due to the increased level of capitalized labor costs associated with the development of new service offerings and a decrease in severance compensation expenses driven from the software development team re-organization during the year ended December 31, 2013. An additional $0.5 million decrease of research and development expenses was driven from the reduction of relocation expense related to the hiring of a new software development team in 2013. These decreases were partially offset by a $0.7 million increase in benefits due to the additional employee costs as a result of the acquisitions, a $1.5 million increase in amortization expense related to acquired intangible assets, and a $0.5 million increase in rent expense due to the opening of new offices in Austin, TX and San Francisco, CA, and taking over leases through acquisitions in various locations, including Seattle, WA and Concord, MA.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2014 were $57.1 million, an increase of $0.7 million, or 1%, from the year ended December 31, 2013. As a percentage of revenue, general and administrative expenses increased to 22% for the year ended December 31, 2014 compared to 21% for year ended December 31, 2013. The dollar and percentage increases were primarily attributable to a $1.3 million increase in building expenses related to a Japan office lease termination and higher dues and subscription fees incurred by the human resources and finance groups. The dollar increase was also attributable to a $1.0 million increase in bad debt expense driven from increased accounts receivable aging and additional reserves related to acquired receivables. In addition, general and administrative expense increased $0.5 million due to increased acquisition related software and systems maintenance and integration work performed during the year ended December 31, 2014. These increases were partially offset by a $1.3 million decrease in payroll due to a decrease in long-term incentive plan expense and bonus expense as well as a decrease in restricted stock and stock option expenses as a result of the decrease in our stock price during the year ended December 31, 2014. Rent expense also decreased by $0.6 million due to the lease abandonment of the Arlington, Virginia 6th floor lease during early 2014.
Impairment

Impairment expense for the year ended December 31, 2014 was $20.3 million, an increase of $20.3 million, from the year ended December 31, 2013. The increase was primarily attributable to a $2.2 million goodwill impairment charge related to our ROW Consumer reporting unit taken in the first quarter of 2014 and an $18.0 million goodwill impairment charge related to North America Consumer Language reporting unit taken in the fourth quarter of 2014. The goodwill impairment charges were primarily a result of the decline in demand for consumer language-learning products and services at their current pricing levels and a change in international go-to-market strategy. In an effort to compensate for the consumer preferences, we lowered our prices and used retail partnerships to increase sales. Despite these actions, the results were significantly lower than the forecasted sales. As a result of the above events, we performed an impairment analysis and determined that the North America Consumer Language and the ROW Consumer reporting units were fully impaired and recorded goodwill impairment charges totaling $20.2 million. The additional $0.2 million of expense related to the abandonment of a previously capitalized internal-use software project.
Lease Abandonment and Termination
Lease abandonment and termination expenses for the year ended December 31, 2014 were $3.8 million, compared to $0.8 million for the year ended December 31, 2013. The increase was primarily attributable to the lease abandonment of the sixth floor space in the Arlington, VA office of $3.2 million, as well as the closure of the Japan office resulting in lease abandonment costs of $0.4 million.
Other Income and (Expense)

	Year Ended December 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Interest income	$17	$117	$(100)	(85.5)%
Interest expense	(233)	(61)	(172)	282.0%
Other (expense) and income	(1,129)	368	(1,497)	(406.8)%
Total other income and (expense)	$(1,345)	$424	$(1,769)	(417.2)%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the year ended December 31, 2014 was $17 thousand, a decrease of $0.1 million, or 85%, from the year ended December 31, 2013.
Interest expense for the year ended December 31, 2014 was $0.2 million, an increase of $0.2 million, from the year ended December 31, 2013. This increase was primarily attributable to interest on our capital leases and the amortization of deferred financing fees associated with our revolving credit facility, which we entered into in November 2014.
Other income (expense) for the year ended December 31, 2014 was an expense of $1.1 million, an increase of $1.5 million, as compared to other income of $0.4 million for the year ended December 31, 2013. The increase in expense was primarily attributable to foreign exchange losses.
Income Tax Expense (Benefit)

	Year Ended December 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(6,489)	$(1,884)	$(4,605)	244.4%
Our income tax benefit for the year ended December 31, 2014 was $6.5 million, compared to income tax benefit of $1.9 million for the year ended December 31, 2013. The change from the prior year primarily resulted from the tax benefits related to the goodwill impairment taken during the first quarter of 2014 related to the ROW Consumer reporting unit, the goodwill impairment taken during the fourth quarter of 2014 related to the North America Consumer Language reporting unit, and current year losses in Canada and France. The goodwill that was written off related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax). In the current year, these tax benefit amounts were partially offset by income tax expense related to current year profits from certain foreign operations and foreign withholding taxes. The tax benefit was also partially offset by the tax expense related to the tax impact of the amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.

Comparison of the Year Ended December 31, 2013 and the Year Ended December 31, 2012
Our revenue decreased to $264.6 million for the year ended December 31, 2013 from $273.2 million for the year ended December 31, 2012. The change in revenue was due to a decrease in ROW Consumer revenues of $9.8 million, partially offset by a $1.2 million increase in North American Consumer revenues. Global Enterprise & Education revenues were essentially flat year over year. Bookings decreased to $278.1 million for the year ended December 31, 2013 from $284.8 million for the year ended December 31, 2012. The decline was due to a $7.3 million decrease in North America Consumer bookings and an $11.2 million decrease in ROW Consumer bookings, offset by an increase of $11.9 million in worldwide Global Enterprise & Education bookings compared to the prior year.
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
North America Consumer revenue increased $1.2 million, or 1%, from the year ended December 31, 2012 to the year ended December 31, 2013, the result of increases in revenue from our direct-to-consumer and retail sales channels of $12.6 million and $1.3 million, respectively, offset by reductions of $11.8 million and $1.0 million in revenue from our kiosk and homeschool sales channels, respectively. In the second quarter of 2013 we closed our entire kiosk sales channel in the U.S. North America Consumer bookings decreased $7.3 million to $171.9 million for the year ended December 31, 2013 from $179.2 million for the year ended December 31, 2012. The year-over-year variance by sales channel includes decreases of $12.0 million, $2.5 million and $0.9 million in our kiosk, retail and homeschool sales channels, respectively, partially offset by an increase of $8.1 million in our direct-to-consumer channel. During 2013 we focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. Although we successfully increased volume and bookings in our direct-to-consumer channel year-over-year, the decrease in overall pricing combined with the closure of our U.S. kiosks resulted in lower North America Consumer bookings year-over-year.
ROW Consumer revenue decreased $9.8 million, or 24%, from the year ended December 31, 2012 to the year ended December 31, 2013. ROW Consumer revenue decreased $5.8 million, $3.7 million and $2.0 million in Korea, Japan, and the UK, respectively, offset by an increase of $1.7 million in Germany. ROW Consumer bookings decreased to $30.0 million for the year ended December 31, 2013 from $41.2 million for the year ended December 31, 2012. Bookings decreased $5.0 million, $4.7 million, and $2.3 million in Korea, Japan and the UK, respectively, offset by an increase of $0.6 million in Germany. The increase in revenue and bookings in Germany is due to the increase in sales of downloads of our perpetual software.
Global Enterprise & Education revenue was $60.2 million for the years ended December 31, 2013 and December 31, 2012. Within the U.S., enterprise and education revenue decreased $1.6 million due to decreases of $2.2 million and $1.7 million in our government and education channels, respectively, offset by an increase of $1.2 million in literacy revenue due to the August 1, 2013 acquisition of Lexia. International enterprise and education revenues increased $1.6 million driven by increases in the United Kingdom ("U.K.") and Germany. Global Enterprise & Education bookings increased $11.8 million to $76.3 million for the year ended December 31, 2013 from $64.4 million for the year ended December 31, 2012. $8.3 million of the increase in bookings was driven by the acquisition of Lexia and $2.1 million of the increase is due to an increase in the U.K.

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
Product Revenue
Product revenue decreased $24.1 million, or 13%, to $156.8 million during the year ended December 31, 2013 from $180.9 million during the year ended December 31, 2012. Consumer product revenue decreased $19.7 million driven by lower prices on our Rosetta Stone language-learning product software bundle driven by promotional pricing in our North America Consumer segment, increased levels of daily deals and a shift in our sales channel mix. $2.9 million of the decrease in Global Enterprise & Education product revenues is a result of a shift from sales of product licenses to sales associated with the renewal of online subscriptions.
Subscription and Service Revenue
Subscription and service revenue increased $15.5 million, or 17%, to $107.9 million for the year ended December 31, 2013. The increase in subscription and service revenues was due to an $11.1 million increase in consumer service revenues related to online services bundled with our language-learning product software packages as well as a growing base of exclusively online web-based software subscription sales. Enterprise and education subscription and service revenues also increased $4.5 million related to growth in the enterprise and education customer base with renewing online subscriptions. $1.2 million of the increase in Global Enterprise & Education revenue is attributable to literacy due to the acquisition of Lexia on August 1, 2013.
Deferred revenue increased $15.4 million during the year ended December 31, 2013, primarily related to acquired deferred revenue of $2.0 million, an increase of $7.1 million in literacy deferred revenue and the increase in our base of paid subscribers.
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
Operating Expenses

	Year ended December 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$146,104	$150,882	$(4,778)	(3.2)%
Research and development	33,995	23,453	10,542	44.9%
General and administrative	56,432	55,262	1,170	2.1%
Lease abandonment and termination	842	—	842	100.0%
Total operating expenses	$237,373	$229,597	$7,776	3.4%
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
Lease Abandonment and Termination
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
Income Tax Expense (Benefit)

	Year Ended December 31,		2013 versus 2012
	2013	2012	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(1,884)	$28,909	$(30,793)	(106.5)%
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
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $64.7 million and $98.8 million as of December 31, 2014 and 2013, respectively. Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.
We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the establishment of additional offices in the U.S. and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers and clients.
On October 28, 2014, we entered into a $25 million revolving credit Loan and Security Agreement with Silicon Valley Bank. The revolving credit facility has a term of three years during which we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. As of the date of this filing, no borrowings have been made under the revolving credit agreement. As of December 31, 2014, we were in compliance with all of the covenants under the revolving credit agreement.
We believe our current cash and cash equivalents, short-term investments and funds generated from our operations or drawn from our revolving credit facility will be sufficient to meet our working capital and capital expenditure requirements through the foreseeable future, including at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or additional borrowings to develop or enhance products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.
As a result of our strategic realignment and our focus on the needs of more serious learners, we expect that our total expenditures will decrease in the near term as the size of the Consumer business declines, partially offset by increases in our Global Enterprise & Education business. In addition, our business is affected by variations in seasonal trends. These seasonal trends create a situation in which we typically expend cash in the first and second quarters of the year and generate cash in the third and fourth quarters of the year. Also, as our Global Enterprise & Education segment grows, we expect that a larger portion of our sales transactions will continue to take place at the end of each quarter. In addition, we extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. We expect these trends to continue.
The total amount of cash that was held by foreign subsidiaries as of December 31, 2014 was $17.3 million. If we were to repatriate the cash from our foreign subsidiaries, we may be subject to a significant tax liability.
Cash Flow Analysis
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $6.7 million for the year ended December 31, 2014 compared to $8.1 million for the year ended December 31, 2013, a decrease of $1.4 million. The decrease in net cash provided by operating activities was primarily due to an increase in our net loss after adjusting for depreciation, amortization, stock compensation, loss on foreign currency transactions, bad debt expense, deferred income taxes, loss on disposal of equipment, amortization of debt issuance costs, and loss on impairment. This was partially offset by favorable fluctuations in working capital, primarily deferred revenue of $48.9 million which is principally due to the sales of subscription services in our Global Enterprise & Education language and literacy sales channels and Fit Brains.
Net Cash Used in Investing Activities
Net cash used in investing activities was $39.1 million for the year ended December 31, 2014, compared to net cash used of $46.9 million for the year ended December 31, 2013, a decrease of $7.8 million. Net cash used by investing activities related primarily to the $41.7 million for the 2014 acquisitions (net of cash) of Vivity and Tell Me More, a decrease in restricted cash related to the Vivity acquisition of $12.3 million, and $9.7 million in purchase of property and equipment primarily associated with capitalized labor for internal-use software development.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.3 million for the year ended December 31, 2014 compared to cash used in financing activities of $10.5 million for the year ended December 31, 2013. Net cash used in financing activities during the year ended December 31, 2014 was primarily due to payments made under capital lease obligations of $0.6 million and payment of debt issuance costs of $0.4 million, offset by net cash provided of $0.7 million from the exercise of stock options.
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
Contractual Obligations
As discussed in Notes 9 and 16 of Item 8, Financial Statements and Supplementary Data, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$4,441	$754	$1,102	$1,090	$1,495
Operating leases	15,291	4,836	7,389	3,031	35
Total	$19,732	$5,590	$8,491	$4,121	$1,530
Recent Accounting Pronouncements
During 2014, we adopted the following recently issued Accounting Standard Updates (ASUs):
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for a situation in which some or all of such net operating loss carryforward, a similar loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted this guidance beginning in fiscal year 2014 and the adoption of such guidance did not have a material impact on the presentation of our reported results of operations or financial position.
The following ASUs were recently issued but have not yet been adopted:
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on our financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which replaces the current revenue accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities may choose from two adoption methods, with certain practical expedients. We are in the process of evaluating the impact of the new guidance on our financial statements and disclosures and our adoption method.
In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity ("ASU 2014-08"), which amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014; earlier adoption is permitted. The adoption of this guidance affects prospective presentation of disposals and therefore, is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.
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
Credit Risk
Accounts receivable and cash and cash equivalents present the highest potential concentrations of credit risk. We reserve for credit losses and do not require collateral on our trade accounts receivable. In addition, we maintain cash and investment balances in accounts at various banks and brokerage firms. We have not experienced any losses on cash and cash equivalent accounts to date and we believe we are not exposed to any significant credit risk related to cash. We sell products to retailers, resellers, government agencies, and individual consumers and extend credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. We monitor exposure for credit losses and maintain allowances for anticipated losses. We maintain trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (1992).
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
Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2014 was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.
In May 2013, COSO released an update to the 1992 Integrated Framework. This update is commonly referred to as the COSO 2013 Integrated Framework and as of December 15, 2014, superseded the 1992 Integrated Framework. We are currently in the process of transitioning our internal controls over financial reporting to be in compliance with the COSO 2013 Integrated Framework.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," "Security Ownership of Certain Beneficial Owners and Management—Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," "Corporate Governance—Compensation Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2014 (the "2015 Proxy Statement").
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
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Compensation Committee" and "Corporate Governance—Interlocks and Insider Participation" in the 2015 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" in the 2015 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2015 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2015 Proxy Statement.

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
Stephen M. Swad Chief Executive Officer
Date: March 16, 2015
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN M. SWAD	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
Stephen M. Swad

/s/ THOMAS M. PIERNO	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
Thomas M. Pierno

/s/ PATRICK W. GROSS	Chairman of the Board, Director	March 16, 2015
Patrick W. Gross

/s/ JAMES P. BANKOFF	Director	March 16, 2015
James P. Bankoff

/s/ LAURENCE FRANKLIN	Director	March 16, 2015
Laurence Franklin

/s/ A. JOHN HASS III	Director	March 13, 2015
A. John Hass III

/s/ MARGUERITE W. KONDRACKE	Director	March 16, 2015
Marguerite W. Kondracke

/s/ CAROLINE J. TSAY	Director	March 16, 2015
Caroline J. Tsay

/s/ LAURA L. WITT	Director	March 16, 2015
Laura L. Witt

Director
Steven P. Yankovich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rosetta Stone Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, Virginia
We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 16, 2015, expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP
McLean, Virginia
March 16, 2015

ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$64,657	$98,825
Restricted cash	123	12,424
Accounts receivable (net of allowance for doubtful accounts of $1,434 and $1,000, respectively)	76,757	60,342
Inventory, net	6,500	6,639
Deferred sales commissions	10,740	6,079
Prepaid expenses and other current assets	5,038	6,215
Income tax receivable	464	197
Total current assets	164,279	190,721
Deferred sales commissions	4,362	1,809
Property and equipment, net	25,277	17,766
Goodwill	58,584	50,059
Intangible assets, net	34,377	29,006
Other assets	1,525	1,415
Total assets	$288,404	$290,776
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,548	$10,326
Accrued compensation	14,470	16,380
Obligations under capital lease	594	256
Other current liabilities	56,157	41,936
Deferred revenue	95,240	67,173
Total current liabilities	186,009	136,071
Deferred revenue	32,929	11,684
Deferred income taxes	1,554	9,022
Obligations under capital lease	3,154	217
Other long-term liabilities	1,313	2,539
Total liabilities	224,959	159,533
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 22,936 and 22,588 shares issued and 21,936 and 21,588 shares outstanding at December 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	178,554	171,123
Accumulated loss	(102,998)	(29,292)
Accumulated other comprehensive (loss) income	(678)	845
Treasury stock, at cost, 1,000 and 1,000 shares at December 31, 2014 and December 31, 2013, respectively	(11,435)	(11,435)
Total stockholders' equity	63,445	131,243
Total liabilities and stockholders' equity	$288,404	$290,776

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product	$136,251	$156,792	$180,919
Subscription and service	125,602	107,853	92,322
Total revenue	261,853	264,645	273,241
Cost of revenue:
Cost of product revenue	34,192	32,191	33,684
Cost of subscription and service revenue	18,862	13,523	15,226
Total cost of revenue	53,054	45,714	48,910
Gross profit	208,799	218,931	224,331
Operating expenses
Sales and marketing	173,208	146,104	150,882
Research and development	33,176	33,995	23,453
General and administrative	57,120	56,432	55,262
Impairment	20,333	—	—
Lease abandonment and termination	3,812	842	—
Total operating expenses	287,649	237,373	229,597
Loss from operations	(78,850)	(18,442)	(5,266)
Other income and (expense):
Interest income	17	117	187
Interest expense	(233)	(61)	—
Other income and (expense)	(1,129)	368	3
Total other income and (expense)	(1,345)	424	190
Loss before income taxes	(80,195)	(18,018)	(5,076)
Income tax (benefit) expense	(6,489)	(1,884)	28,909
Net loss	$(73,706)	$(16,134)	$(33,985)
Loss per share:
Basic	$(3.47)	$(0.75)	$(1.61)
Diluted	$(3.47)	$(0.75)	$(1.61)
Common shares and equivalents outstanding:
Basic weighted average shares	21,253	21,528	21,045
Diluted weighted average shares	21,253	21,528	21,045

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(73,706)	$(16,134)	$(33,985)
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(1,523)	188	336
Unrealized gain on available-for-sale securities	—	—	23
Other comprehensive (loss) income	(1,523)	188	359
Comprehensive loss	$(75,229)	$(15,946)	$(33,626)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Non-Designated Common Stock
						Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Treasury Stock	Accumulated Income (Loss)
	Shares	Amount
Balance—January 1, 2012	20,936	$2	$151,824	$—	$20,827	$298	$172,951
Stock Issued Upon the Exercise of Stock Options	118	—	860	—	—	—	860
Restricted Stock Award Vesting	134	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	8,009	—	—	—	8,009
Net loss	—	—	—	—	(33,985)	—	(33,985)
Other comprehensive income	—	—	—	—	—	359	359
Balance—December 31, 2012	21,188	$2	$160,693	$—	$(13,158)	$657	$148,194
Stock Issued Upon the Exercise of Stock Options	550	—	2,457	—	—	—	2,457
Restricted Stock Award Vesting	301	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	9,241	—	—	—	9,241
Repurchase of Stock Option Exercised	(123)	—	(1,040)	—	—	—	(1,040)
Sale of Shares in Secondary Offering	10	—	160	—	—	—	160
Secondary Offering Costs	—	—	(388)	—	—	—	(388)
Purchase of Treasury Stock	(1,000)	—	—	(11,435)	—	—	(11,435)
Net loss	—	—	—	—	(16,134)	—	(16,134)
Other comprehensive income	—	—	—	—	—	188	188
Balance—December 31, 2013	20,926	$2	$171,123	$(11,435)	$(29,292)	$845	$131,243
Stock Issued Upon the Exercise of Stock Options	116	—	669	—	—	—	669
Restricted Stock Award Vesting	287	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	6,762	—	—	—	6,762
Net loss	—	—	—	—	(73,706)	—	(73,706)
Other comprehensive loss	—	—	—	—	—	(1,523)	(1,523)
Balance—December 31, 2014	21,329	$2	$178,554	$(11,435)	$(102,998)	$(678)	$63,445

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,706)	$(16,134)	$(33,985)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation expense	6,762	9,241	8,009
Loss on foreign currency transactions	1,171	—	—
Bad debt expense	2,405	1,420	1,820
Depreciation and amortization	13,904	9,635	8,077
Deferred income tax (benefit) expense	(7,667)	(3,869)	25,953
Loss on disposal of equipment	184	278	783
Amortization of debt issuance costs	21	—	—
Loss on impairment	20,333	—	—
Net change in:
Restricted cash	(13)	(37)	1
Accounts receivable	(16,478)	(9,477)	309
Inventory	341	(108)	185
Deferred sales commissions	(7,268)	(4,245)	(764)
Prepaid expenses and other current assets	1,844	(878)	1,869
Income tax receivable	(147)	827	6,515
Other assets	446	(68)	226
Accounts payable	8,394	3,702	(1,240)
Accrued compensation	(4,494)	(897)	5,093
Other current liabilities	11,318	4,250	635
Other long term liabilities	459	481	(99)
Deferred revenue	48,864	13,947	11,514
Net cash provided by operating activities	6,673	8,068	34,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,736)	(8,941)	(4,187)
Proceeds from sales of available-for-sale securities	—	—	9,711
Decrease (increase) in restricted cash related to Vivity Labs acquisition	12,314	(12,314)	—
Acquisitions, net of cash acquired	(41,687)	(25,675)	—
Net cash (used in) provided by investing activities	(39,109)	(46,930)	5,524
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	669	2,457	862
Repurchase of shares from exercised stock options	—	(1,040)	—
Purchase of treasury stock	—	(11,435)	—
Proceeds from equity offering, net of issuance costs	—	(228)	—
Payment of financing fees	(381)	—	—
Payments under capital lease obligations	(593)	(241)	(215)
Net cash (used in) provided by financing activities	(305)	(10,487)	647
(Decrease) increase in cash and cash equivalents	(32,741)	(49,349)	41,072
Effect of exchange rate changes in cash and cash equivalents	(1,427)	(16)	602
Net (decrease) increase in cash and cash equivalents	(34,168)	(49,365)	41,674
Cash and cash equivalents—beginning of year	98,825	148,190	106,516
Cash and cash equivalents—end of year	$64,657	$98,825	$148,190
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$211	$18	$—
Income taxes	$1,722	$3,290	$4,040
Noncash financing and investing activities:
Accrued purchase price of business acquisition	$—	$3,375	$—
Accrued liability for purchase of property and equipment	$561	$192	$1,228
Equipment acquired under capital lease	$—	$702	$—
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning, literacy, and brain fitness solutions consisting of perpetual software products, web-based software subscriptions, online and professional services, audio practice tools and mobile applications. The Company's software products are sold on a direct basis and through select retailers. In January 2014, the Company acquired Vivity Labs Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") (see Note 5, Business Combinations). The Company provides its solutions to customers through the sale of packaged software and web-based software subscriptions, domestically and in certain international markets.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation which primarily relate to the discrete presentation of deferred sales commissions.
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
Revenue Recognition
The Company's primary sources of revenue are web-based software subscriptions, online services, perpetual product software, and bundles of perpetual product software and short-term online services. The Company also generates revenue from the sale of audio practice products, mobile applications, and professional services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts.
The Company identifies the units of accounting contained within sales arrangements in accordance with Accounting Standards Codification ("ASC") 605-25 Revenue Recognition - Multiple Element Arrangements (“ASC 605-25”). In doing so, the Company evaluates a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain perpetual software products and related services, the Company allocates the total arrangement consideration to its deliverables based on vendor-specific objective evidence of fair value, or vendor-specific objective evidence ("VSOE"), in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a substantial portion of its consumer revenue from the CD and digital download formats of the Rosetta Stone language-learning product which is a multiple-element arrangement that includes two deliverables: the perpetual software, delivered at the time of sale, and the short-term online service, which is considered a software-related element. The online service includes short-term access to conversational coaching services. Because the Company only sells the perpetual language-learning software on a stand-alone basis in its homeschool version, the Company does not have a sufficient concentration of stand-alone sales to establish VSOE for this element. Accordingly, the Company allocates the arrangement consideration using the residual method based on the existence of VSOE of the undelivered element, the short-term online service. The Company determines VSOE of the short-term online service by reference to the range of stand-alone renewal sales of the three-month online service. The Company reviews these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice.
For non-software multiple element arrangements the Company allocates revenue to all deliverables based on their relative selling prices. The Company's non-software multiple element arrangements primarily occur as sales to its Global Enterprise & Education customers. These arrangements can include web-based subscription services, audio practice materials and professional services or any combination thereof. The Company does not have a sufficient concentration of stand-alone sales of the various deliverables noted above to its Global Enterprise & Education customers, and therefore cannot establish VSOE for

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

each deliverable. Third party evidence of fair value does not exist for the web-based subscription, audio practice and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, the Company determines the relative selling price of the web-based subscription, audio practice tools and professional services deliverables included in its non-software multiple element arrangements using the best estimated selling price. The Company determines the best estimated selling price based on its internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on what each deliverable costs the Company.
In the U.S. and Canada, the Company offers consumers who purchase packaged software and audio practice products directly from the Company a 30-day, unconditional, full money-back refund. The Company also permits some of our retailers and distributors to return unsold packaged products, subject to certain limitations. In accordance with ASC subtopic 985-605, Software: Revenue Recognition ("ASC 985-605"), the Company estimates and establishes revenue reserves for packaged product returns at the time of sale based on historical return rates, estimated channel inventory levels, the timing of new product introductions and other factors.
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
Revenue for online services and web-based subscriptions is recognized ratably over the term of the service or subscription period, assuming all revenue recognition criteria have been met. Our CD and digital download formats of Rosetta Stone language-learning product are bundled with a short-term online service where customers are allowed to begin their short-term online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. The short-term online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
Software products include sales to end user customers and resellers. In many cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For many product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. In other cases where packaged software products are sold to resellers on a consignment basis, revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with ASC subtopic 605-50 Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue at the time of sale.
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
In connection with packaged software product sales and web-based software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from the time of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenues are recognized together with the software product and web-based software subscription revenue. Costs associated with the technical support are accrued at the time of sale.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales commissions from non-cancellable web-based software subscription contracts are deferred and amortized in proportion to the revenue recognized from the related contract.
Business Combinations
     The Company recognizes all of the assets acquired, liabilities assumed and contractual contingencies from an acquired company as well as contingent consideration at fair value on the acquisition date. The excess of the total purchase price over the fair value of the assets and liabilities acquired is recognized as goodwill. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as adjustments to goodwill.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and demand deposits with financial institutions.
Restricted Cash
Restricted cash is generally used to reimburse funds to employees under the Company's flexible benefit plan and as security for a credit card processing vendor. $12.3 million of restricted cash as of December 31, 2013 was restricted for the payment of the purchase price for the acquisition of Vivity Labs, Inc. which occurred on January 2, 2014 (see Note 5, Business Combinations).
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
Concentrations of Credit Risk
Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash. The Company sells products to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2014, 2013 or 2012. The Company had four customers that collectively accounted for 33% of accounts receivable at December 31, 2014 and four customers that collectively accounted for 31% of accounts receivable at December 31, 2013. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.
Fair Value of Financial Instruments
The Company values its assets and liabilities using the methods of fair value as described in ASC topic 820, Fair Value Measurements and Disclosures, ("ASC 820"). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of the fair value hierarchy are described below:
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
Property and Equipment
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
Valuation of Long-Lived Assets
In accordance with ASC topic 360, Property, Plant and Equipment ("ASC 360"), the Company evaluates the recoverability of its long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. During 2014, the Company recorded a $0.2 million impairment expense related to the abandonment of a previously capitalized internal-use software project. There were no impairments of its long-lived assets during the year ended December 31, 2013.
Intangible Assets
Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark, and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives in accordance with ASC topic 350, Intangibles—Goodwill and Other ("ASC 350"). Annually, as of December 31, and more frequently if a triggering event occurs, the Company reviews its indefinite-lived intangible asset for impairment in accordance with ASC 350. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. The Rosetta Stone trade name is the Company's only indefinite-lived intangible asset. There has been no impairment of intangible assets during any of the periods presented.
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. The Company tests goodwill for impairment annually on June 30 of each year or more frequently if impairment indicators arise. Goodwill is tested for impairment at the reporting unit level using a fair value approach, in

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordance with the provisions of ASC 350. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value the Company performs "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, the Company measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount.
In the first quarter of 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis for the ROW Consumer reporting unit. As a result, the Company recorded a goodwill impairment loss of$2.2 million, which represents a full impairment of ROW Consumer’s goodwill.
At June 30, 2014 the Company performed its annual impairment test beginning with Step 1. At the time of the annual quantitative impairment test, the fair value of each of the Company's reporting units with remaining goodwill balances exceeded its carrying value.
In the fourth quarter of 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis for the North America Consumer Language reporting unit. As a result of this test, the Company recorded its best estimate of a goodwill impairment loss of $18.0 million, which represents a full impairment of North America Consumer Language’s goodwill. Any adjustment to the estimated impairment loss based on the completion of the measurement of the impairment will be recognized in the first quarter of 2015.
For income tax purposes, the goodwill balances with tax basis are amortized over a period of 15 years.
Guarantees
Indemnifications are provided of varying scope and size to certain enterprise and education customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations.
Cost of Product and Subscription and Service Revenue
Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute the Company's products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The Company believes cost of subscription and service revenue primarily represents costs associated with supporting the online language-learning service, which includes online language conversation coaching, hosting costs and depreciation. Also included are the costs of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue.
Research and Development
Research and development expenses include employee compensation costs, consulting fees and overhead costs associated with product development. The Company develops the majority of its language-learning software products for perpetual sale to external customers. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. The Company has determined that technological feasibility for such software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred.
Software Developed for Internal Use
The Company capitalizes software development costs related to certain of its software platforms developed exclusively to provide its web-based subscription services and other general and administrative use software in accordance with ASC subtopic 350-40: Internal-Use Software. Development costs for internal-use software are expensed as incurred until the project reaches the application development stage. Internal-use software is defined to have the following characteristics: (a) the software is internally developed, or modified solely to meet the entity's internal needs, and (b) during the software's development or modification, no substantive plan exists or is being developed to market the software externally. Internally developed software is amortized over a three-year useful life.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended December 31, 2014, 2013 and 2012, the Company capitalized $8.8 million, $4.8 million, and $2.2 million in internal-use software, respectively.
For the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense relating to internal-use software of $3.4 million, $1.8 million, and $0.9 million, respectively.
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
Net Loss Per Share
Net loss per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic loss per share is computed using net loss and the weighted average number of shares of common stock outstanding. Diluted loss per share reflect the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive. When there is a net loss, there is a presumption that there are no dilutive shares as these would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(73,706)	$(16,134)	$(33,985)
Denominator:
Weighted average number of common shares:
Basic	21,253	21,528	21,045
Diluted	21,253	21,528	21,045
Loss per common share:
Basic	$(3.47)	$(0.75)	$(1.61)
Diluted	$(3.47)	$(0.75)	$(1.61)
For the years ended December 31, 2014, 2013 and 2012, no common stock equivalent shares were included in the calculation of the Company’s diluted net loss per share. The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock options	67	279	363
Restricted stock units	103	90	66
Restricted stocks	89	248	193
Total common stock equivalent shares	259	617	622
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders' equity. For the years ended December 31, 2014, 2013 and 2012, the Company's comprehensive income (loss) consisted of net income (loss), foreign currency translation gains (losses) and the net unrealized gains (losses) on available-for-sale securities.
Components of accumulated other comprehensive income (loss) as of December 31, 2014 are as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Foreign Currency	Total
Balance at beginning of period	$845	$845
Other comprehensive loss before reclassifications	(1,523)	(1,523)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(1,523)	(1,523)
Accumulated other comprehensive loss	$(678)	$(678)
During the year ended December 31, 2014, there were no reclassifications out of accumulated other comprehensive income.
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

	Year Ended December 31,
	2014	2013	2012
Net loss	$(73,706)	$(16,134)	$(33,985)
Foreign currency translation (loss) gain	(1,523)	188	336
Unrealized gain on available-for-sale securities	—	—	23
Total comprehensive loss	$(75,229)	$(15,946)	$(33,626)
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2014, 2013, and 2012 were $79.6 million, $63.6 million and $66.2 million, respectively.
Recently Issued Accounting Standards
During 2014, the Company adopted the following recently issued Accounting Standard Updates (ASUs):
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for a situation in which some or all of such net operating loss carryforward, a similar loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance beginning in fiscal year 2014 and the adoption of such guidance did not have a material impact on the presentation of the Company’s reported results of operations or financial position.
The following ASUs were recently issued but have not yet been adopted by the Company:

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on the Company's financial statements and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on the Company's financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which replaces the current revenue accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities may choose from two adoption methods, with certain practical expedients. The Company is in the process of evaluating the impact of the new guidance on the Company's financial statements and disclosures and the adoption method.
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
3. INVENTORY
Inventory consisted of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials	$3,163	$3,267
Finished goods	3,337	3,372
Total inventory	$6,500	$6,639
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. PROPERTY AND EQUIPMENT (Continued)

	As of December 31,
	2014	2013
Land	$950	$390
Buildings and improvements	12,477	8,170
Leasehold improvements	1,408	1,657
Computer equipment	16,400	17,077
Software	31,240	24,594
Furniture and equipment	3,457	4,190
	65,932	56,078
Less: accumulated depreciation and amortization	(40,655)	(38,312)
Property and equipment, net	$25,277	$17,766
The Company leases certain computer equipment, software, buildings, and machinery under capital lease agreements. As of December 31, 2014 and 2013, assets under capital lease included in property and equipment above was $5.6 million and $0.7 million, respectively. As of December 31, 2014 and 2013, accumulated depreciation and amortization relating to property and equipment under capital lease arrangements totaled $1.0 million and $0.2 million, respectively.
The Company recorded total depreciation and amortization expense for its property and equipment for the years ended December 31, 2014, 2013 and 2012 in the amount of $7.6 million, $7.8 million and $8.0 million, respectively. Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software.
During 2014, the Company recorded a $0.2 million impairment expense related to the abandonment of a previously capitalized internal-use software project. There were no impairment charges for the years ended December 31, 2013 and 2012.
5. BUSINESS COMBINATIONS
In January 2014, the Company acquired Vivity Labs, Inc. and Tell Me More S.A. The Company acquired Livemocha Inc. and Lexia Learning Systems Inc. in April and August of 2013, respectively. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective estimated fair values at the date of acquisition. The valuation of the identifiable intangible assets and their useful lives acquired reflects management's estimates.
Livemocha, Inc.
On April 1, 2013, the Company completed its acquisition of Livemocha, Inc. (the “Livemocha Merger” and "Livemocha"). Livemocha is one of the world’s largest online language-learning communities with over 16 million registered members. The acquisition of Livemocha's technology platform has accelerated the Company’s transition to cloud-based learning solutions and reinforced its leadership position in the competitive language-learning industry. The aggregate amount of consideration paid by the Company was $8.4 million in cash.
The acquisition of Livemocha resulted in goodwill of approximately $5.2 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.
All expenditures incurred in connection with the Livemocha Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Livemocha Merger were $0.4 million during the year ended December 31, 2013. The results of operations for Livemocha have been included in the consolidated results of operations since April 1, 2013.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

The Company finalized its allocation of the purchase price for Livemocha as of March 31, 2014. The purchase price was allocated as follows (in thousands):

Cash	$191
Accounts receivable	227
Other current assets	93
Fixed assets	35
Accounts payable and accrued expenses	(956)
Deferred revenue	(743)
Net deferred tax liability	(1,161)
Net tangible assets acquired	(2,314)
Goodwill	5,185
Amortizable intangible assets	5,500
Purchase Price	$8,371
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Estimated Useful Lives	Estimated Value April 1, 2013
Online community	3 years	$1,800
Enterprise relationships	5 years	100
Technology platform	5 years	3,400
Tradename	2 years	200
Total assets		$5,500
In connection with the Livemocha Merger, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired.  As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $1.2 million. Such reduction was recognized as an income tax benefit in the consolidated statement of operations for the year ended December 31, 2013.
Lexia Learning Systems, Inc.
On August 1, 2013, the Company completed its acquisition of Lexia Learning Systems, Inc. (the “Lexia Merger” and "Lexia"). Lexia is one of the most trusted and established companies in the literacy technology market. The transaction marked the Company’s first extension beyond language learning and took the Company deeper into the Education Technology industry.  The aggregate amount of consideration paid by the Company was $21.1 million in cash, net of working capital and deferred revenue adjustments, including a holdback of $3.4 million with 50% of such holdback paid within 30 days of the Company filing its Form 10-K for the year ended December 31, 2013 and 50% of such holdback to be paid on the 18 month anniversary of the acquisition. The Company paid $1.7 million of the holdback in April of 2014 and paid the remaining $1.7 million in February 2015.
The acquisition of Lexia resulted in goodwill of approximately $9.9 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.
All expenditures incurred in connection with the Lexia Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Lexia Merger were $0.1 million during the year ended December 31, 2013. The results of operations for Lexia have been included in the consolidated results of operations for the period since August 1, 2013.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

The Company allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Lexia Merger. The table below summarizes the estimates of fair value of the Lexia assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.
The Company finalized its allocation of the purchase price for Lexia as of June 30, 2014. The purchase price was allocated as follows (in thousands):

Cash	$263
Accounts receivable	2,404
Other current assets	105
Fixed assets	255
Accounts payable and accrued expenses	(899)
Deferred revenue	(1,223)
Net deferred tax liability	(4,210)
Net tangible assets acquired	(3,305)
Goodwill	9,938
Amortizable intangible assets	14,500
Purchase price	$21,133
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Estimated Useful Lives	Estimated Value August 1, 2013
Enterprise relationships	10 years	$9,400
Technology platform	7 years	4,100
Tradename	5 years	1,000
Total assets		$14,500
In connection with the Lexia Merger, the Company recorded deferred tax liabilities related to definite-lived intangible assets that were acquired. As a result of this deferred tax liability balance, the Company reduced its deferred tax asset valuation allowance by $4.2 million. Such reduction was recognized as an income tax benefit in the consolidated statement of operations for the year ended December 31, 2013.
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
The acquisition of Vivity resulted in goodwill of approximately $9.3 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.
All expenditures incurred in connection with the Vivity Labs Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Labs Merger were $57 thousand and $51 thousand during the years ended December 31, 2014 and 2013, respectively. The results of operations for Vivity have been included in the consolidated results of operations since January 2, 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

The Company has allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Vivity Labs Merger. The table below summarizes the estimates of fair value of the Vivity assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.
The Company finalized its allocation of the purchase price for Vivity as of December 31, 2014. The purchase price was allocated as follows (in thousands):

Cash	$14
Accounts receivable	452
Other current assets	(3)
Accounts payable and accrued expenses	(307)
Net deferred tax liability	(919)
Net tangible assets acquired	(763)
Goodwill	9,336
Amortizable intangible assets	3,577
Purchase price	$12,150
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Estimated Useful Lives	Estimated Value January 2, 2014
Tradename	3 years	$188
Technology platform	5 years	2,448
Customer relationships	3 years	941
Total assets		$3,577
Tell Me More S.A.
On January 9, 2014, the Company completed its acquisition of Tell Me More S.A., (the "Tell Me More Merger" and "Tell Me More") a company organized under the laws of France. Tell Me More provides online language-learning subscriptions and learning services primarily to corporate and educational organizations. Tell Me More offers a robust suite of SaaS-based language-learning products and services that provide intermediate, advanced and business language solutions in nine languages. The Tell Me More Merger strengthens the Company's growing Enterprise & Education business and expands its global footprint. The aggregate amount of consideration paid by the Company was €22.1 million ($30.2 million), including assumed net debt.
The Tell Me More Merger resulted in goodwill of approximately $21.7 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.
All expenditures incurred in connection with the Tell Me More Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Merger were $1.0 million and $0.5 million during the years ended December 31, 2014 and 2013, respectively. The results of operations for Tell Me More have been included in the consolidated results of operations since January 9, 2014.
The Company has allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Tell Me More Merger. The table below summarizes the estimates of fair value of the Tell Me More assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.
The Company finalized its allocation of the purchase price for Tell Me More as of December 31, 2014. The purchase price was allocated as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

Cash	$2,323
Accounts receivable	2,979
Inventory	246
Prepaid expenses	243
Fixed assets	5,595
Other non-current assets	330
Accounts payable	(732)
Accrued compensation	(2,855)
Deferred revenue	(2,190)
Other current liabilities	(1,211)
Obligation under capital lease	(3,958)
Net deferred tax liability	(1,392)
Net tangible assets acquired	(622)
Goodwill	21,703
Amortizable intangible assets	9,105
Purchase price	$30,186
The acquired amortizable intangible assets and the related estimated useful lives consist of the following (in thousands):

	Estimated Useful Lives	Estimated Value January 9, 2014
Customer relationships	5 years	4,348
Technology platform	5 years	4,144
Tradename	1 year	613
Total assets		$9,105

Pro Forma Adjusted Summary
The results of Livemocha, Lexia, Vivity and Tell Me More’s operations have been included in the consolidated financial statements subsequent to the acquisition date.
The following schedule presents unaudited consolidated pro forma results of operations data as if the Vivity Labs and Tell Me More Mergers had occurred on January 1, 2013 and the Livemocha and Lexia Mergers had occurred on January 1, 2012 (collectively "the Mergers"). This information does not purport to be indicative of the actual results that would have occurred if the Mergers had actually been completed on the dates indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Revenue	$274,218	$290,565
Net loss	$(60,787)	$(28,856)
Basic loss per share	$(2.86)	$(1.34)
Diluted loss per share	$(2.86)	$(1.34)
The operations of Livemocha and Tell Me More have been integrated into the overall operations of the Company. The results of Livemocha and Tell Me More are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore, it is impracticable to report revenue and earnings from Livemocha and Tell Me More for the year ended December 31, 2014. For the year ended December 31, 2014, revenue and net loss from Lexia were

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATIONS (Continued)

$9.9 million and $7.6 million, respectively. For the year ending December 31, 2014, revenue and net loss from Vivity were $2.6 million and $1.2 million, respectively.
6. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisition of Livemocha and Lexia in 2013 and the acquisition of Vivity and Tell Me More in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, or more frequently, if impairment indicators arise. The Company's reporting units are: North America Consumer Language, North America Consumer Fit Brains, Rest of World Consumer, Global Enterprise & Education Language, and Global Enterprise & Education Literacy. Each of these businesses is considered a reporting unit for goodwill impairment testing purposes. The North America Consumer Language and North America Consumer Fit Brains reporting units are components of the North America Consumer operating segment. The combined Global Enterprise & Education Language and Global Enterprise & Education Literacy reporting units make up the Global Enterprise & Education operating segment. Prior to 2013, the Company's reporting units were the same as its operating segments.
The following table represents the balance and changes in goodwill for the Company's reporting units and operating segments for the years ended December 31, 2014 and 2013 (in thousands):

	North America Consumer		Rest of World Consumer	Global Enterprise & Education		Total
	Language	Fit Brains		Language	Literacy
Balance as of January 1, 2013	$13,499	$—	$2,199	$19,198	$—	$34,896
Acquisition of Livemocha	4,472	—	—	720	—	5,192
Acquisition of Lexia	—	—	—	—	9,962	9,962
Effect of change in foreign currency rate	—	—	1	8	—	9
Balance as of December 31, 2013	17,971	—	2,200	19,926	9,962	50,059
Acquisition of Vivity	—	9,336	—	—	—	9,336
Acquisition of Tell Me More	—	—	—	21,703	—	21,703
Impairment Charge	(17,971)	—	(2,199)	—	—	(20,170)
Effect of change in foreign currency rate	—	(798)	(1)	(1,545)	—	(2,344)
Balance as of December 31, 2014	$—	$8,538	$—	$40,084	$9,962	$58,584
ROW Consumer Goodwill Impairment
During the three months ended March 31, 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis as of March 31, 2014 for the ROW Consumer reporting unit (“ROW Consumer”). This indicator was due to unexpected declines in the operations of the ROW Consumer reporting unit, with further decreases in revenue and bookings within the reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. In this interim goodwill impairment test, the ROW Consumer reporting unit failed Step 1 of the goodwill impairment test.
The combination of the lower reporting unit fair value calculated in Step 1 and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for ROW Consumer. As a result, the Company recorded a goodwill impairment loss of $2.2 million, which represents a full impairment of ROW Consumer’s goodwill.
Annual Impairment Testing of Goodwill

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

In connection with the annual goodwill impairment analysis performed as of June 30, 2014, the Company determined that the fair value of each of the Company's reporting units with remaining goodwill balances exceeded its carrying value, and therefore no additional goodwill impairment charges were recorded in connection with the annual analysis.
Interim Impairment Review
The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. The Global Enterprise & Education Language, Global Enterprise & Education Literacy, and North America Fit Brains reporting units were evaluated to determine if a triggering event has occurred. As of December 31, 2014, the Company concluded that there were no indicators of impairment that would cause it to believe that it is more likely than not that the fair value of these reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment reviews of these reporting units.
North America Consumer Language Goodwill Impairment
In the fourth quarter of 2014, the North America Consumer Language reporting unit experienced a decline in the demand for its products and services at its current pricing levels. In an attempt to increase demand, the Company lowered prices in its direct-to-consumer and retail sales channels. This strategy resulted in 293,808 units sold and $47.3 million in revenue for the North America Consumer Language reporting unit during the fourth quarter of 2014. In the fourth quarter of 2013, 216,775 units were sold and generated $54.0 million in revenue. Despite the 35% increase in the number of units sold, revenue recognized decreased by 12% due to the lower prices in 2014. Additionally, these results were significantly lower than the forecasted bookings, meaning that while the Company was able to increase the number of units sold over the year ago period, the per unit price was lower than expected. As a result of the reduced demand and the need to offer lower prices in the fourth quarter of 2014 to generate sales, the Company began to evaluate whether the decline in demand at prior price levels has resulted in the need for a permanent price decline. In addition, given the results in the fourth quarter of 2014, the Company began to evaluate its overall long-term strategy. In March 2015, the Company announced a plan to realign and reorganize the Company to focus on profitable growth in the Global Enterprise and Education operating segment. The new plan results in significantly lower projected revenue and overall profitability for its North America Consumer Language reporting unit.
As a result of the above events, the Company considered it appropriate to perform an interim goodwill impairment test for the North America Consumer Language reporting unit.
The combination of the lower reporting unit fair value of the North America Consumer Language reporting unit and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename, developed technology and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in a negative implied fair value of goodwill for the North America Consumer Language reporting unit. As a result, the Company recorded its best estimate of the goodwill impairment loss of $18.0 million, which represents a full impairment of the North America Consumer Language goodwill. Any adjustment to the estimated impairment loss based on completion of the measurement of the impairment will be recognized in the first quarter of 2015.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name/ trademark	$12,526	$(1,062)	$11,464	$11,807	$(158)	$11,649
Core technology	15,890	(5,661)	10,229	9,954	(3,207)	6,747
Customer relationships	26,889	(14,344)	12,545	22,152	(11,720)	10,432
Website	12	(12)	—	12	(12)	—
Patents	300	(161)	139	300	(122)	178
Total	$55,617	$(21,240)	$34,377	$44,225	$(15,219)	$29,006

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

The Company recorded intangible assets of $23.8 million, associated with the acquisition of Rosetta Stone Ltd. in January 2006, including its indefinite-lived Rosetta Stone trade name.
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
The Company recorded intangible assets of $3.6 million with the acquisition of Vivity in January 2014, consisting of customer relationships, technology platform and the Vivity trade name. The estimated useful lives of these intangible assets range from three to five years.
The Company recorded intangible assets of $9.1 million with the acquisition of Tell Me More in January 2014, consisting of customer relationships, technology platform and the Tell Me More trade name. The estimated useful lives of these intangible assets range from one to five years.
Included within the Trade name/ trademark intangible assets is the Rosetta Stone trade name with a carrying amount of approximately $10.6 million. This intangible asset is considered to have an indefinite useful life and is therefore not amortized, but rather tested for impairment on at least an annual basis.
The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the weighted average remaining useful lives of the Company's amortizing intangible assets:

Weighted Average Life
Trade name / trademark	39 months
Core technology	44 months
Customer relationships	80 months
Patents	42 months
There were no impairment charges for the years ended December 31, 2014, 2013 and 2012.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Included in cost of revenue:
Cost of product revenue	$377	$—	$—
Cost of subscription and service revenue	209	244	—
Total included in cost of revenue	586	244	—
Included in operating expenses:
Sales and marketing	3,677	1,028	—
Research & development	2,000	550	40
General and administrative	—	—	—
Total included in operating expenses	5,677	1,578	40
Total	$6,263	$1,822	$40
The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2014 (in thousands):

As of December 31, 2014
2015	$5,395
2016	4,913
2017	4,417
2018	3,803
2019	1,532
Thereafter	3,710
Total	$23,770
The Company also routinely reviews indefinite-lived intangible assets and long-lived intangible assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of December 31, 2014 to determine if indicators of impairment exist. In connection with the fourth quarter of 2014 goodwill impairment test performed for the North America Consumer reporting unit, the Company also performed a quantitative impairment review of the trade name indefinite-lived intangible asset and concluded it was not impaired. Additionally, all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	As of December 31,
	2014	2013
Accrued marketing expenses	$31,985	$19,885
Accrued professional and consulting fees	2,804	4,570
Sales return reserve	3,570	4,834
Sales, withholding, and property taxes payable	5,875	3,968
Accrued purchase price of business acquisition	1,688	1,688
Other	10,235	6,991
Total other current liabilities	$56,157	$41,936

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FINANCING ARRANGEMENTS
Revolving Line of Credit
On October 28, 2014, Rosetta Stone Ltd (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone Inc., executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a $25 million revolving credit facility (the “credit facility”). Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term of three years during which RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. RSL may elect to have interest on borrowed amounts accrue at either a LIBOR rate plus a margin of 2.25% percent or a prime rate plus a margin of 1.25% percent. RSL may select LIBOR interest periods of certain defined intervals ranging from one month to one year. All portions of outstanding loans may be converted from one interest rate method to the other. Proceeds of loans made under the credit facility may be used as working capital or to fund general business requirements.
All obligations under the credit facility are secured by a security interest on substantially all of the Company’s assets including intellectual property rights and by a stock pledge by the Company of 100% of their ownership interests in U.S. subsidiaries and 66% of their ownership interests in certain foreign subsidiaries.
The Company is subject to certain financial and restrictive covenants under the credit facility. The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a capitalization ratio, maintain a minimum Adjusted EBITDA and maintain a minimum level of total liquidity. As of December 31, 2014, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
The Company incurred and paid $0.4 million of debt issuance costs in connection with this credit facility in the fourth quarter of 2014. Such costs are included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the credit facility on a straight-line basis.
As of December 31, 2014, there were no borrowings outstanding and the Company was eligible to borrow the entire $25 million of available credit. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the year ended December 31, 2014, no equipment or software was acquired through the issuance of capital leases. During the year ended December 31, 2013 the Company acquired $0.7 million in equipment and software through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
As of December 31, 2014, the future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. FINANCING ARRANGEMENTS (Continued)

Periods Ending December 31,
2015	$754
2016	551
2017	551
2018	545
2019	545
Thereafter	1,495
Total minimum lease payments	$4,441
Less amount representing interest	693
Present value of net minimum lease payments	$3,748
Less current portion	594
Obligations under capital lease, long-term	$3,154
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
Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At December 31, 2014 there were 2,832,337 shares available for future grant under the 2009 Plan.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model as follows:

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Year Ended December 31,
	2014	2013	2012
Expected stock price volatility	63%-65%	64%-67%	64%-66%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.46%-1.80%	0.75%-1.65%	0.60%-0.88%
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
The expected term of options granted represents the period of time that they are expected to be outstanding and is derived using a combination of peer company information and the simplified method as described in ASC 718-10-S99. Prior to the completion of the Company's initial public offering in April 2009, the stock was not publicly quoted and there was a limited history of stock option activity.
Stock Options—The following table summarizes the Company's stock option activity from January 1, 2014 to December 31, 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2014	1,927,552	$13.61	7.54	$2,829,380
Options granted	672,302	11.42
Options exercised	(115,915)	5.77
Options cancelled	(466,297)	14.02
Options Outstanding, December 31, 2014	2,017,642	13.24	7.32	760,925
Vested and expected to vest at December 31, 2014	1,890,081	13.31	7.23	752,048
Exercisable at December 31, 2014	918,285	$14.61	5.97	$597,989
During the second quarter of 2013, the Company allowed a former executive to net exercise 213,564 vested stock options with an exercise price of $3.85. In the net exercise, the Company repurchased 123,367 shares from the former employee based on the Company's stock price on the exercise date of $15.09 for $1.0 million.
As of December 31, 2014 and 2013, there was approximately $6.1 million and $6.8 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.38 and 2.53 years, respectively.
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
The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2014 was 7.32 years and $0.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2013 was 7.54 years and $2.8 million, respectively. As of December 31, 2014, options that were vested and exercisable totaled 918,285 shares of common stock with a weighted average exercise price per share of $14.61.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

The weighted average grant-date fair value per share of stock options granted was $6.73 and $8.88 for the years ended December 31, 2014 and 2013, respectively.
The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount is subject to change based on changes to the fair market value of the Company's common stock.
Restricted Stock Awards—The following table summarizes the Company's restricted stock activity for the years ended December 31, 2014 and 2013, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2013	758,103	$11.00	$8,339,133
Awards granted	352,985	14.83
Awards vested	(304,560)	11.72
Awards canceled	(172,497)	12.88
Nonvested Awards, December 31, 2013	634,031	12.28	7,785,901
Awards granted	236,338	11.69
Awards vested	(253,526)	10.72
Awards canceled	(134,198)	13.23
Nonvested Awards, December 31, 2014	482,645	12.59	6,074,136
During 2014 and 2013, 236,338 and 352,985 shares of restricted stock were granted, respectively. The aggregate grant date fair value of the awards in 2014 and 2013 was $2.8 million and $5.2 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.
During 2014, 134,198 shares of restricted stock were forfeited. As of December 31, 2014, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $5.1 million and is expected to be recognized over a period of 2.39 years.
Restricted stock awards are considered outstanding at the time of grant as the stockholders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.
Restricted Stock Units—During 2014 and 2013, 43,842 and 24,779 restricted stock units were granted, respectively. The aggregate grant date fair value of the awards in 2014 and 2013 was $0.4 million and $0.4 million, respectively, which was recognized as expense on the grant date, as the awards were immediately vested. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
Long Term Incentive Program—On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (“2013 LTIP”). The 2013 LTIP was administered under the Rosetta Stone Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) and the shares awarded under the 2013 LTIP will be taken from the shares reserved under the 2009 Plan. The purpose of the 2013 LTIP was to: motivate senior management and other executives to achieve key financial and strategic business objectives of the Company; offer eligible executives of the Company a competitive total compensation package; reward executives in the success of the Company; provide ownership in the Company; and retain key talent. The 2013 LTIP was effective from January 1, 2013 until December 31, 2014.
Certain executives were designated for eligibility by the board of directors to receive performance stock awards and cash upon the Company’s achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order for

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

any performance stock award grants or any cash payments to be made under the 2013 LTIP, the Company must have met the minimum threshold requirements for a performance goal for the 2014 fiscal year in addition to the cumulative threshold performance goals for the two year period ended December 31, 2014. Each performance goal was mutually exclusive.  Each performance goal had a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target. The performance stock awards granted will be 100% vested as of the date of grant. There will be no subsequent holding period requirement.

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

The amount of share-based compensation expense recognized related to the 2013 LTIP was $1.3 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. Expense of $0.3 million and $0.6 million was recognized related to the cash-based portion of the 2013 LTIP for the years ended December 31, 2014 and 2013, respectively. In the first quarter of 2015, the Company will issue 160,860 performance share awards related to the conclusion of the 2013 LTIP.

The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2014	2013	2012
Included in cost of revenue:
Cost of product revenue	$95	$109	$110
Cost of subscription and service revenue	13	66	178
Total included in cost of revenue	108	175	288
Included in operating expenses:
Sales and marketing	1,975	1,840	1,185
Research & development	958	1,460	1,547
General and administrative	3,721	5,766	4,989
Total included in operating expenses	6,654	9,066	7,721
Total	$6,762	$9,241	$8,009

11. STOCKHOLDERS' EQUITY
At December 31, 2014, the Company's board of directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2014 and 2013, the Company had shares of Common Stock issued of 22,935,620 and 22,588,484, respectively, and shares of Common Stock outstanding of 21,935,620 and 21,588,484, respectively.
On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permitted certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00 per share. During November and December 2013, ABS Capital Partners IV Trust sold the remainder of its common stock holdings in the Company.  The shelf also provides the Company with the flexibility to offer an amount of equity or issue debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares at a per share price of $16.00 in the offering.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, and applicable legal requirements. The Company expects to fund the repurchases through existing cash balances and cash generated from

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCKHOLDERS' EQUITY (Continued)

operations. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1.0 million shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the year ended December 31, 2014. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
Holders of the Company's common stock are entitled to receive dividends when and if declared by the Board of Directors out of assets or funds legally available for that purpose. Future dividends are dependent on the Company's financial condition and results of operations, the capital requirements of its business, covenants associated with financing arrangements, other contractual restrictions, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by its Board of Directors.
12. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation. The Company recorded expenses for the Plan totaling $2.2 million, $1.9 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
13. EMPLOYEE SEVERENCE
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
Under the requirements of French Labour Law, there is an expectation on the part of both the employer and employee that if an employee is terminated, the employer will be required to pay a minimum amount of severance. Accordingly, the Company has concluded that the termination benefits to be paid to certain employees as the result of the reduction in force in France are payable based upon an ongoing benefit arrangement. A severance liability becomes probable and estimable when the Company received approval from the French Labour Administration and the specific employees to be impacted were determined. These criteria were met in the third quarter of 2014 and the Company recorded an accrual and the related expense of $1.0 million. Severance payments totaling $0.5 million related to this reduction in force were paid during the fourth quarter of 2014 and the remaining liability of $0.5 million is expected to be paid in 2015.
During 2014, the Company initiated other actions across its business to reduce headcount in order to align resources to support business needs. The Company recorded $3.2 million in severance costs associated with these actions. As of December 31, 2014, $2.3 million was paid during 2014 and the remaining liability of $0.9 million is expected to be paid during 2015.
14. LEASE ABANDONMENT AND TERMINATION
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred a lease abandonment charge of $3.2 million for the year ended December 31, 2014. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under the operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.
In March 2013 Rosetta Stone Japan Inc. partially abandoned its Japan office as a result of excess office space due to reduction in staff along with overall local operations business performance. The Company estimated the liability under the operating lease agreement reduced for anticipated sublease income in accordance with ASC 420 as the Company has no future economic benefit from the abandoned space and the lease does not terminate until February 28, 2015. As of March 31, 2014, the Company ceased to use the remaining office space in this facility and simultaneously negotiated and paid a lease

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. LEASE ABANDONMENT AND TERMINATION (Continued)

termination fee of $0.4 million. The Company has been released from all obligations under the lease arrangement as of December 31, 2014.
In the fourth quarter of 2014, Rosetta Stone Korea Inc. implemented a plan to consolidate office locations. The Company closed its two existing office spaces and moved all personnel into a new office location. As of December 31, 2014, the Company ceased to use the office space and the Company incurred lease termination expenses of $0.1 million. The lease termination fees were fully paid as of December 31, 2014.
A summary of the Company’s lease abandonment activity for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	As of December 31,
	2014	2013
Accrued lease abandonment costs, beginning of period	$413	$—
Costs incurred and charged to expense	3,812	842
Principal reductions	(2,546)	(429)
Accrued lease abandonment costs, end of period	$1,679	$413
Accrued lease abandonment costs liability:
Short-term	$496	$355
Long-term	1,183	58
Total	$1,679	$413

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES
The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Inventory	$535	$731
Amortization and depreciation	—	1,450
Net operating loss carryforwards	27,637	13,461
Deferred revenue	12,447	3,153
Accrued liabilities	12,890	10,388
Stock-based compensation	5,760	5,009
Bad debt reserve	501	374
Foreign currency translation	—	341
Foreign and other tax credits	1,283	1,221
Gross deferred tax assets	61,053	36,128
Valuation allowance	(53,809)	(33,866)
Net deferred tax assets	7,244	2,262
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(3,465)	(9,687)
Deferred sales commissions	(5,714)	(1,327)
Prepaid expenses	(555)	(853)
Amortization and depreciation	(1,337)	—
Foreign currency translation	(391)	—
Other	(5)	(5)
Gross deferred tax liabilities	(11,467)	(11,872)
Net deferred tax liabilities	$(4,223)	$(9,610)
In 2013, the Company acquired all of the outstanding shares of Livemocha and Lexia, respectively and in January 2014 the Company acquired all of the outstanding shares of Vivity and Tell Me More, respectively. For tax purposes, the acquisitions will be treated as a non-taxable stock purchase and all of the acquired assets and assumed liabilities will retain their historical carryover tax bases. Therefore, the Company recognized deferred taxes related to all book/tax basis differences in the acquired assets and liabilities.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

In connection with the Vivity purchase accounting, the Company recognized net deferred tax liabilities of $0.9 million associated with the book/tax differences on acquired intangible assets and deferred revenue, offset by deferred tax assets associated with acquired net operating loss carryforwards.
In connection with the Tell Me More purchase accounting, the Company recognized net deferred tax liabilities of $1.4 million associated with the book/tax differences on acquired intangible assets and deferred revenue, offset by deferred tax assets associated with acquired net operating loss carryforwards.
For the year ended December 31, 2014, the Company recorded an income tax benefit of $6.5 million primarily resulting from the tax benefits related to the goodwill impairment taken during the first quarter of 2014 related to the ROW Consumer reporting unit, the goodwill impairment taken during the fourth quarter of 2014 related to the North America Consumer Language reporting unit, and current year losses in Canada and France. The goodwill that was impaired related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax). In the current year, these tax benefit amounts were partially offset by income tax expense related to current year profits from certain foreign operations and foreign withholding taxes. The tax benefit was also partially offset by the tax expense related to the tax impact of the amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.
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
As of December 31, 2014, the Company had federal, state and foreign tax NOL carryforward amounts and expiration periods as follows (in thousands):

Year of Expiration	U.S. Federal	State	Brazil	France	Japan	Korea	Other Foreign	Total
2015-2019	$—	$481	$—	$—	$—	$—	$—	$481
2020-2024	—	803	—	—	10,932	5,978	740	18,453
2025-2029	—	3,623	—	—	—	4,042	92	7,757
2030-2034	21,700	16,066	—	—	—	—	865	38,631
2035-2039	17,892	14,582	—	—	—	—	39	32,513
Indefinite	—	—	6,244	9,943	—	—	—	16,187
Totals	$39,592	$35,555	$6,244	$9,943	$10,932	$10,020	$1,736	$114,022
As of December 31, 2014, our federal tax credit carryforward amounts and expiration periods were as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

Year of Tax Credit Expiration	Federal
2015-2019	$—
2020-2024	651
2025-2029	457
2030-2034	570
2035-2039	—
Indefinite	—
Totals	$1,678
The components of income (loss) before income taxes and the provision for taxes on income consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(60,434)	$(14,360)	$(933)
Foreign	(19,761)	(3,658)	(4,143)
Loss before income taxes	$(80,195)	$(18,018)	$(5,076)
Current:
Federal	$29	$155	$288
State	23	123	333
Foreign	1,258	1,709	2,150
Total current	$1,310	$1,987	$2,771
Deferred:
Federal	$(5,425)	$(3,972)	$20,075
State	(797)	(112)	3,278
Foreign	(1,577)	213	2,785
Total deferred	(7,799)	(3,871)	26,138
Provision (benefit) for income taxes	$(6,489)	$(1,884)	$28,909
Reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax benefit at statutory federal rate	$(28,068)	$(6,306)	$(2,024)
State income tax expense, net of federal income tax effect	(782)	7	216
Domestic production activities deduction	—	—	(81)
Acquired intangibles	—	(859)	—
Other nondeductible expenses	482	1,105	504
Tax rate differential on foreign operations	276	(264)	(346)
Increase in valuation allowance	21,772	4,263	28,679
Tax audit settlements	—	—	281
Change in prior year estimates	(69)	(17)	1,608
Other tax credits	(102)	—	—
Other	2	187	72
Income tax expense (benefit)	$(6,489)	$(1,884)	$28,909

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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit). As of December 31, 2014 and 2013, the Company had $26,000 and $16,000 accrued for interest and penalties, respectively, in "Other Long Term Liabilities". During the year ended December 31, 2014, the Company accrued $10,000 of interest expense. During the year ended December 31, 2013, the Company accrued $7,000 of interest expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance at January 1,	$143	$143
Increases for tax positions taken during prior years	322	—
Reductions for tax positions taken during prior years	(2)	—
Lapse of statute of limitations	(17)	—
Balance at December 31,	$446	$143
During the years ended December 31, 2014, the Company recorded a net increase of $0.3 million of additional unrecognized tax benefits related to tax credits claimed in a prior period.  The impact to tax expense was immaterial because the credits were primarily offset by a full valuation allowance.  In 2013, the Company did not recognize additional unrecognized tax benefits. These liabilities for unrecognized tax benefits are netted against "Income Tax Receivable." As of December 31, 2014 and 2013, the Company had $0.4 million and $0.1 million of unrecognized tax benefits, respectively, which if recognized, $51,000 would affect income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months. It is reasonably possible during the next twelve months that the Company's uncertain tax position may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company's tax years 2009 and forward are subject to examination by the tax authorities. As of December 31, 2014, the Company is under audit in the U.S. for the income tax years 2009 to 2012. Currently, the Company expects the IRS audit to be completed in 2015 and will provide additional information at that time. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.
The Company had an accumulated consolidated deficit related to its foreign subsidiaries of $29.4 million at December 31, 2014 and aggregate 2014 losses before income tax related to its foreign subsidiaries of approximately $19.8 million. The Company has certain foreign subsidiaries with aggregate undistributed earnings of $12.4 million at December 31, 2014. The foreign subsidiaries with aggregate undistributed earnings are considered indefinitely reinvested as of December 31, 2014. As a result of the multitude of scenarios in which the earnings could be repatriated, if desired, and the complexity of associated calculations, it is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.
The Company made income tax payments of $1.7 million, $3.3 million, and $4.0 million in 2014, 2013 and 2012, respectively.
16. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 74 months. Certain leases also include lease renewal options.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. COMMITMENTS AND CONTINGENCIES (Continued)

The following table summarizes future minimum operating lease payments as of December 31, 2014 and the years thereafter (in thousands):

As of December 31, 2014
Periods Ending December 31,
2015	$4,836
2016	3,977
2017	3,412
2018	2,817
2019	214
Thereafter	35
$15,291
Total expenses under operating leases were $5.6 million, $7.1 million and $9.5 million during the years ended December 31, 2014, 2013 and 2012 respectively.
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
Royalty Agreements
The Company has entered into agreements to license software from vendors for incorporation in the Company's products. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual license sales. In addition, such agreements typically specify that, in the event the software is incorporated into specified Company products, royalties will be due at a contractual rate based on actual sales volumes. These agreements are subject to various royalty rates typically calculated based on the level of sales for those products. The Company expenses these amounts to cost of sales or research and development expense, as appropriate. Royalty expense was $31,000, $0, and $0 for the years ended December 31 2014, 2013 and 2012, respectively.
Employment Agreements
The Company has agreements with certain of its executives and key employees which provide guaranteed severance payments upon termination of their employment without cause.
Litigation
In June 2011, Rosetta Stone GmbH, a subsidiary of the Company, was served with a writ filed by Langenscheidt KG (“Langenscheidt”) in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. Langenscheidt sought relief in the form of monetary damages and injunctive relief; however there has not been a demand for a specific amount of monetary damages and there has been no specific damage amount awarded to Langenscheidt.  In January 2012, the District Court of Cologne ordered an injunction against specific uses of the color yellow made by Rosetta Stone GmbH in packaging, on its website and in television commercials and declared Rosetta Stone GmbH liable for damages, attorneys’ fees and costs to Langenscheidt. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne and the German Federal Supreme Court have affirmed the District Court's decision.  The Company has filed special complaints with the German Federal Supreme Court and the German Constitutional Court directed to constitutional issues in the German Federal Supreme Court’s decision.
In August 2011, Rosetta Stone GmbH commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. The

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. COMMITMENTS AND CONTINGENCIES (Continued)

German Federal Supreme Court has denied Rosetta Stone GmbH's further appeal but has not yet issued its written decision denying further appeal.
Rosetta Stone GmbH expects that damages will be awarded to Langenscheidt based on the finding of trademark infringement. However, at this point, the Company cannot predict the amount of damages which Langenscheidt will be awarded nor when any damages will be required to be paid. The Company has concluded that Rosetta Stone GmbH will be required to pay court costs and opposing counsel fees and Langenscheidt has filed a Motion for Attorneys’ Fees to which Rosetta Stone GmbH has objected. The Company has recorded a liability of $0.3 million as of December 31, 2014 related to the court costs and opposing counsel fees. The Company will continue to incur legal fees and other costs in connection with the resolution of this case.
From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.

17. SEGMENT INFORMATION
The Company is managed in three operating segments—North America Consumer, ROW Consumer and Global Enterprise & Education. These segments also represent the Company's reportable segments. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses, facilities and communication expenses, purchasing expenses and manufacturing support and logistic expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.
In connection with the reorganization and realignment of the Company's business focus (as discussed in Note 21), management is evaluating the way in which it will manage the business on a prospective basis. Accordingly, the Company's operating segments, reportable segments and reporting units may change in the future.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SEGMENT INFORMATION (Continued)

Operating results by segment for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue:
North America consumer	$153,003	$174,016	$172,826
Rest of world consumer	24,150	30,420	40,248
Global Enterprise & Education	84,700	60,209	60,167
Total revenue	$261,853	$264,645	$273,241
Segment contribution:
North America consumer	$33,770	$72,511	$70,767
Rest of world consumer	1,104	(1,627)	(3,536)
Global Enterprise & Education	16,104	20,965	26,621
Total segment contribution	50,978	91,849	93,852
Unallocated expenses, net:
Unallocated cost of sales	8,947	4,586	6,104
Unallocated sales and marketing	8,984	16,447	16,633
Unallocated research and development	33,176	33,993	23,455
Unallocated general and administrative	54,576	54,423	52,926
Unallocated non-operating expense/(income)	1,345	(424)	(190)
Unallocated impairment	20,333	—	—
Unallocated lease abandonment	3,812	842	—
Total unallocated expenses, net	131,173	109,867	98,928
Income (loss) before income taxes	$(80,195)	$(18,018)	$(5,076)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area as of December 31, 2014, 2013 and 2012, respectively (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$212,070	$223,404	$223,747
International	49,783	41,241	49,494
Total Revenue	$261,853	$264,645	$273,241
The information below summarizes long-lived assets by geographic area for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	As of December 31,
	2014	2013	2012
United States	$20,451	$17,205	$15,986
International	4,826	561	1,227
Total	$25,277	$17,766	$17,213

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SEGMENT INFORMATION (Continued)

Revenue by Product and Service
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	As of December 31,
	2014	2013	2012
Language learning	$249,340	$263,426	$273,241
Literacy	9,912	1,219	—
Brain Fitness	2,601	—	—
Total	$261,853	$264,645	$273,241
18. RELATED PARTIES
As of December 31, 2014 and 2013, the Company had outstanding receivables from stockholders of $0, and outstanding receivables from employees in the amount of $67,000 and $55,000, respectively.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. VALUATION AND QUALIFYING ACCOUNTS
The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts:
Beginning balance	$1,000	$1,297	$1,951
Charged to costs and expenses	2,405	1,420	1,820
Deductions—accounts written off	(1,971)	(1,717)	(2,474)
Ending balance	$1,434	$1,000	$1,297
Inventory obsolescence and excess reserves:
Beginning balance	$1,477	$1,884	$1,248
Charged to cost of goods sold	798	564	1,131
Deductions - reserves utilized	(856)	(971)	(495)
Ending balance	$1,419	$1,477	$1,884
Promotional rebate and coop advertising reserves:
Beginning balance	$13,025	$9,127	$8,751
Charged to costs and expenses	39,249	22,881	17,048
Deductions - reserves utilized	(28,837)	(18,983)	(16,672)
Ending balance	$23,437	$13,025	$9,127
Sales return reserve:
Beginning balance	$4,834	$5,883	$9,931
Charged against revenue	12,011	14,258	11,148
Deductions—reserves utilized	(13,275)	(15,307)	(15,196)
Ending balance	$3,570	$4,834	5,883
Deferred income tax asset valuation allowance:
Beginning balance	$33,866	29,671	—
Charged to costs and expenses	19,943	9,566	29,671
Deductions	—	(5,371)	—
Ending balance	$53,809	$33,866	$29,671

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)
Summarized quarterly supplemental consolidated financial information for 2014 and 2013 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014
Revenue	$60,765	$57,315	$64,515	$79,258
Gross profit	$48,594	$45,355	$51,528	$63,322
Net loss	$(20,241)	$(15,750)	$(16,178)	$(21,537)
Basic loss per share	$(0.96)	$(0.74)	$(0.76)	$(1.01)
Shares used in basic per share computation	21,125	21,252	21,305	21,327
Diluted loss per share	$(0.96)	$(0.74)	$(0.76)	$(1.01)
Shares used in diluted per share computation	21,125	21,252	21,305	21,327
2013
Revenue	$63,924	$62,139	$60,872	$77,710
Gross profit	$53,660	$51,915	$50,128	$63,228
Net income (loss)	$(4,904)	$(3,213)	$(4,169)	$(3,848)
Basic loss per share	$(0.23)	$(0.15)	$(0.19)	$0.18
Shares used in basic per share computation	21,360	21,569	21,827	21,353
Diluted loss per share	$(0.23)	$(0.15)	$(0.19)	$(0.18)
Shares used in diluted per share computation	21,360	21,569	21,827	21,353
21. SUBSEQUENT EVENTS
On March 11, 2015, the Company announced that it will be implementing a reorganization and realignment to pursue the most attractive opportunities for shareholder value. To accomplish this, the Company is accelerating its plan to prioritize the Global Enterprise & Education segment. Specifically, the Company will focus on addressing the needs of educators and corporations, where the most profitable growth potential is anticipated. Simultaneously, the Company is implementing a program to reduce costs as part of an alignment of resources around its Global Enterprise & Education segment, including reducing global non-Enterprise & Education headcount by approximately 15%. This program is expected to result in annual expense reductions of approximately $50 million with optimization targeted in Consumer sales and marketing, Consumer product investment, and general and administrative costs. These cost savings will be reinvested into growing the Global Enterprise & Education segment and are expected to largely offset declines in the Consumer segment. These actions are expected to result in an estimated $7 million charge in the first quarter of 2015, largely reflecting cash separation payments.

EXHIBIT INDEX

		Index to exhibits
3.1	(1)	Second Amended and Restated Certificate of Incorporation.
3.2	(1)	Second Amended and Restated Bylaws.
4.1	(1)	Specimen certificate evidencing shares of common stock.
4.2	(1)	Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1	+(1)	2006 Incentive Option Plan.
10.2	+(2)	2009 Omnibus Incentive Plan, as amended and restated effective February 13, 2014.
10.3	+(1)	Director Form of Option Award Agreement under the 2006 Plan.
10.4	+(1)	Executive Form of Option Award Agreement under the 2006 Plan.
10.5	+	Executive Form of Option Award Agreement under the 2009 Plan.
10.6	+	Director Form of Option Award Agreement under the 2009 Plan.
10.7	(1)	Form of Indemnification Agreement entered into with each director and executive officer.
10.8	(1)	Lease Agreement dated as of February 20, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended.
10.9	(1)	Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd.
10.10	(1)	Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons Ltd. dated as of December 22, 2006.***
10.11	+(1)	Form of Restricted Stock Award Agreement under the 2009 Plan.
10.12	+	Director Form of Restricted Stock Unit Award Agreement under the 2009 Plan.
10.13	+(3)	Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of November 9, 2010.
10.14	+(4)	Executive Employment Agreement between Rosetta Stone Ltd. and Judy Verses effective as of October 5, 2011.
10.15	+(4)	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of December 22, 2011.
10.16	+(4)	Second Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of February 22, 2012.
10.17	+(4)	Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.18	+(4)	Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.19	+(5)	Executive Employment Agreement between Rosetta Stone Ltd. and Thomas Pierno effective as of May 2, 2012.
10.20	(6)	First Amendment to Sublease Agreement with The Corporate Executive Board, dated as of November 1, 2012.
10.21	(7)	Agreement and Plan of Merger among Rosetta Stone Ltd., Liberty Merger Sub Inc., LiveMocha, Inc., and Shareholder Representative Services LLC., dated April 1, 2013.
10.22	(8)	Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, executed on October 28, 2014.
10.23	+	2014 Executive Bonus Plan.
10.24	+	2013 Rosetta Stone Inc. Long Term Incentive Program (pursuant to the Rosetta Stone Inc. 2009 Omnibus Incentive Plan).
10.25	+	Form of Award Agreement under the 2013 Long Term Incentive Program.
10.26	+	Policy on Recoupment of Performance Based Compensation (Clawback Policy).
10.27		Sub-Sublease Agreement dated as of April 3, 2014, by and between Rosetta Stone Ltd. and The Corporate Executive Board Company.

Index to exhibits
10.28	+	Executive Employment Agreement between Rosetta Stone Ltd. and Christian Na effective as of June 2, 2014.
10.29	+	Agreement and General Release between Rosetta Stone Ltd. and Christian Na effective as of December 2, 2014.
10.30	+	Executive Employment Agreement between Rosetta Stone Ltd. and Eric Ludwig effective as of January 1, 2015.
10.31	+	Director Agreement between Rosetta Stone Inc. and Arthur John Hass effective as of November 18, 2014.
10.32	(9)
Nomination and Support Agreement between John H. Lewis, Osmium Partners, LLC, Osmium Capital, LP, Osmium Capital II, LP, Osmium Spartan, LP, Osmium Diamond, LP, Osmium Special Opportunity Fund, LP, and Rosetta Stone Inc. effective as of November 18, 2014.

21.1		Rosetta Stone Inc. Subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1		Power of Attorney.
31.1		Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Interactive Data Files.
_______________________________________________________________________________

***    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+    Identifies management contracts and compensatory plans or arrangements.

(1)	Incorporated by reference to exhibit filed with Rosetta Stone's registration statement on Form S-1, as amended (File No. 333-153632), as amended.

(2)	Incorporated by reference to Exhibit 99.1 filed with Rosetta Stone's registration statement on Form S-8 filed on December 17, 2014 (File No. 333-201025).

(3)	Incorporated by reference to Exhibit 10.1 filed with Rosetta Stone's Current Report on Form 8-K filed on October 13, 2010.

(4)	Incorporated by reference to exhibit filed with Rosetta Stone's Form 10-K for the fiscal year ended December 31, 2011.

(5)	Incorporated by reference to Exhibit 10.1 filed with Rosetta Stone's Current Report on Form 8-K filed on May 1, 2012.

(6)	Incorporated by reference to Exhibit 10.23 filed with Rosetta Stone's Form 10-K for the fiscal year ended December 31, 2012.

(7)	Incorporated by reference to Exhibit 2.1 filed with Rosetta Stone's Current Report on Form 8-K filed on April 2, 2013.

(8)	Incorporated by reference to Exhibit 99.3 filed with Rosetta Stone's Current Report on Form 8-K filed on October 29, 2014.

(9)	Incorporated by reference to Exhibit 10.1 filed with Rosetta Stone's Current Report on Form 8-K filed on November 19, 2014.