Form 10-K/A
period 2014-12-31
ROSETTA STONE INC
filed 2015-04-30
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

As of April 21, 2015, there were 22,255,951 shares of common stock outstanding.

EXPLANATORY NOTE

Rosetta Stone Inc. (the “Company” or “Rosetta Stone”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Original Filing”), to include the information required by Form 10-K, Part III Items 10 through 14. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by Rosetta Stone within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from Rosetta Stone’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of Rosetta Stone’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

TABLE OF CONTENTS

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signature
Exhibit Index
ANNEX A	Reconciliation of Non-GAAP Financial Measures

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

OUR BOARD OF DIRECTORS
Our Board of Directors currently consists of nine directors and is divided into three classes, with the nominees for one class to be elected at each annual meeting of stockholders, to hold office for a three-year term and until successors of the members of such class have been elected and qualified, subject to their earlier death, resignation or removal.
The names and certain information about our directors are set forth below. There are no family relationships among any of our directors or executive officers.
Class III Directors Serving Until the 2015 Annual Meeting of Stockholders (the “Annual Meeting”)

The names and certain biographical information as of April 15, 2015 of Class III directors of our Board of Directors are set forth below:

Name	Age	Positions and Offices Held with the Company	Director Since
Patrick W. Gross	70	Director, Chairman of the Board	2006
Marguerite W. Kondracke	69	Director	2011
Caroline J. Tsay	33	Director	2014

Patrick W. Gross has served as Chairman of the Board of Directors since May 2013 and Chair of our Corporate Governance and Nominating Committee since May 2012. He previously served as Lead Director of the Board from February 2012 to May 2013 and has been a director since February 2006. Since 2002, Mr. Gross has served as Chairman of The Lovell Group, a private business and technology advisory and investment firm that he founded. Prior to founding The Lovell Group, Mr. Gross was a founder, and served as a principal executive officer from 1970 to 2002, of American Management Systems, Inc., then a publicly traded information technology, consulting, software development and systems integration firm. Mr. Gross is a director of Capital One Financial Corporation, Career Education Corporation, Liquidity Services, Inc. and Waste Management, Inc. Mr. Gross also currently serves on the boards of several private technology-based companies. Mr. Gross previously served on the boards of Computer Network Technology Corporation from 1997 to 2006, Mobius Management System, Inc. from 2002 to 2007 and Taleo Corporation from 2006 to 2012. He holds a B.S.E. from Rensselaer Polytechnic Institute, an M.S.E. from the University of Michigan and an M.B.A. from the Stanford Graduate School of Business.

Our Board of Directors believes that Mr. Gross is particularly qualified to serve as a director based on his demonstrated leadership abilities, business judgment, and extensive experience in management, information technology, software, and his education. Mr. Gross’ finance and operations experience qualify him as an audit committee financial expert, and his long-tenured service on other public company boards provides significant insight into the Company’s corporate governance.
Marguerite W. Kondracke has served as a director since December 2011. Ms. Kondracke served as President and Chief Executive Officer of America's Promise Alliance, a non-profit child advocacy organization, from October 2004 to May 2012. She also previously served as Special Assistant to U.S. Senator Lamar Alexander, as Staff Director for the Senate Subcommittee on Children and Families, and in the cabinet of former Tennessee Governor Lamar Alexander as Commissioner of the Department of Human Services. Ms. Kondracke co-founded and served as Chief Executive Officer of Corporate Family Solutions, which merged into Bright Horizons Family Solutions ("Bright Horizons"), from 1987 until 1999. She has served on the board of Bright Horizons since its founding, with the exception of a three year period while she served on the staff of the United States Senate. She has also served on the board of LifePoint Hospitals, Inc. since 2007, and served as a Trustee of Duke University from 2008 to 2012. She holds a B.A. in Religion from Duke University and an M.A. in Psychology from Austin Peay State University.

Our Board of Directors believes that Ms. Kondracke is particularly qualified to serve as a director based on her experience in working with the legislative and executive branches of government and extensive experience in education, management and operations, including experience as a chief executive officer of a public company.

Caroline J. Tsay was elected to serve as a director on our Board in December 2014. Since March 2013, she has served as Vice President and General Manager of the HP Software Online Business ("HP Software") with Hewlett-Packard ("HP"). Her focus at HP is to grow a new customer base and modernize marketing and sales models to increase revenue and profitability for

HP Software. From 2007 to 2013, Ms. Tsay served in several positions at Yahoo!, notably Senior Director of Search and E-Commerce with responsibility for business strategy and product management of Yahoo! Search, Shopping, Homes, Autos, and Travel. Prior to joining Yahoo! in 2007, Ms. Tsay served as a consultant in the supply chain and customer relationship management practices at IBM. Ms. Tsay holds a B.S. in Computer Science and an M.S. in Management Science & Engineering, both from Stanford University.

Our Board of Directors believes that Ms. Tsay is particularly qualified to serve as a director based on her extensive experience in online marketing and technology across the enterprise and consumer internet industries. Ms. Tsay also brings corporate leadership and management experience, including expertise in the areas of integrated marketing and sales, product development, operations, e-commerce, and customer relationship management, to the Board of Directors.

Class I Directors Serving Until the 2016 Annual Meeting of Stockholders

The names and certain biographical information as of April 15, 2015 of Class I directors of our Board of Directors are set forth below:

Name	Age	Positions and Offices Held with the Company	Director Since
A. John Hass	49	Director, Interim President and Chief Executive Officer	2014
David Nierenberg	61	Director	2015
Steven P. Yankovich	54	Director	2014

A. John Hass was appointed to serve as a director in November 2014. Mr. Hass was appointed to the Board pursuant to a Nomination and Support Agreement, dated November 18, 2014, between the Company and the Osmium Parties (as defined therein), and signed a Director Agreement. For more information, see "Nomination and Standstill Agreement and Appointment of A. John Hass to the Board of Directors" below. There is no other agreement or understanding between Mr. Hass and any other person pursuant to which he was appointed to the Board. The Board of Directors appointed Mr. Hass to serve as the Company's Interim President and Chief Executive Officer effective as of April 1, 2015 while the Company engages in a search for a chief executive officer. In addition, Mr.  Hass is a private investor and advisor to for-profit and non-profit entities. From September 2012 until November 2014, he was a senior advisor to Osmium Partners, LLC, an alternative asset management firm and a stockholder of the Company. Mr. Hass was a partner at PEAK6 Investments, L.P., a financial services company, from October 2008 through September 2012 and was the Senior Financial Officer of PEAK6 Investments, L.P. from February 2009 through June 2010. Mr. Hass was the Chief Executive Officer of OptionsHouse, a brokerage company and subsidiary of PEAK6 Investments, L.P., from October 2006 until September 2008. From 1988 to October 2006, he was employed at Goldman, Sachs & Co., a subsidiary of the financial services company, The Goldman Sachs Group, Inc., most recently as a Managing Director (Partner) in the Investment Banking Division. He also serves on the boards of a number of privately held for-profit businesses. In addition, Mr. Hass is the president of the board of directors of WITNESS, Inc., a global-human rights nonprofit, and serves as a trustee of The Museum of Contemporary Photography. Mr. Hass received his Bachelor of Science in Finance from the University of Illinois at Urbana-Champaign.

Our Board of Directors believes that Mr. Hass is particularly qualified to serve as a director based on his familiarity with Rosetta Stone’s business and strategies, along with his broad experience in the banking and financial services industry.

David Nierenberg was appointed to serve as a director in April 2015. Mr. Nierenberg serves as the President of Nierenberg Investment Management Company, Inc. ("NIMCO"), which manages the D3 Family Funds. Several of the D3 Family Funds, NIMCO and Mr. Nierenberg are stockholders of the Company. Before founding NIMCO in 1996, Mr. Nierenberg was a General Partner at Trinity Ventures, a venture capital fund. Mr. Nierenberg began his career at Bain & Company Inc., where he was a Partner, managing strategy, acquisition, and cost reduction projects. Mr. Nierenberg is a member of the board of directors of Electro Scientific Industries, Inc. and Kuni Automotive. He serves as Co-Chair of the Advisory Board of the Ira M. Millstein Center for Global Markets and Corporate Ownership at Columbia Law School. Mr. Nierenberg serves as a member of the Research Advisory Council of Glass, Lewis & Co. He is also a member of the Washington State Investment Board and the Board of Trustees of Whitman College. Mr. Nierenberg received his Juris Doctor from Yale Law School and his B.A. in History, summa cum laude, from Yale College, where he was elected to Phi Beta Kappa.

Our Board of Directors believes that Mr. Nierenberg is particularly qualified to serve as a director based on his significant expertise in strategic planning and corporate governance, along with his broad-based business knowledge.

Steven P. Yankovich was appointed to serve as a director in October 2014. Since December 2012, he has led the creation of mobile, e-commerce and retail technology and business innovations at eBay Inc., currently as Head of Product & Technology of eBay Enterprise. Mr. Yankovich previously served as Vice President of Innovation and New Ventures at eBay Inc. from December 2012 to January 2015, as well as Vice President of Mobile from March 2009 to December 2012, in which position he was responsible for product and business development across mobile ecosystems. Mr. Yankovich has also served as a board member of PayPal's Giving Fund since 2013 and serves as a Board Observer at Appcelerator and a Venture Advisor at Relay Ventures. Prior to joining eBay, Mr. Yankovich was an Entrepreneur In Residence at Adobe from September 2007 to December 2009. From April 1998 to June 2007, Mr. Yankovich was the Founder and CTO of Movaris Inc., an enterprise business process automation software company serving Fortune 500 companies. Earlier in his career, Mr. Yankovich served in various technical and technical management roles in the computer hardware and design automation space. As a technologist, Mr. Yankovich holds six patents and has thirty patents pending.

Our Board of Directors believes that Mr. Yankovich is particularly qualified to serve as a director based on his expertise in technology, e-commerce, mobile and digital environments. Mr. Yankovich also brings unique entrepreneurial and business experience to the Board.

Class II Directors Serving Until the 2017 Annual Meeting of Stockholders

The names and certain biographical information as of April 15, 2015 of Class II directors of our Board of Directors are set forth below:

Name	Age	Positions and Offices Held with the Company	Director Since
James P. Bankoff	46	Director	2012
Laurence Franklin	62	Director	2006
Laura L. Witt	46	Director	2005

James P. Bankoff has served as a director since November 2012, and as the Chair of our Product and Technology Committee since November 2014, when the committee was formed. Mr. Bankoff is Chairman and Chief Executive Officer of Vox Media, Inc. ("Vox Media"), a publisher of major digital consumer media brands. He has served in this capacity since 2009. Immediately prior to joining Vox Media, Mr. Bankoff served as a Senior Adviser with Providence Equity Partners ("Providence"), a leading private equity firm focused on media and telecommunications. Prior to joining Providence in 2008, he served as Executive Vice President of Programming and Products at AOL Inc. ("AOL"). Mr. Bankoff joined AOL in 1995 and held a number of leadership positions, including the following: President, AOL Web Properties; President, Netscape; and Vice President of Strategy and Operations, AOL brand. Mr. Bankoff also served on the board of Audible, Inc., from June 2007 to March 2008. Mr. Bankoff holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Emory University.

Our Board of Directors believes that Mr. Bankoff is particularly qualified to serve as a director based on his extensive experience as an Internet innovator with leadership experience in creating unique digital publishing brands and websites. Mr. Bankoff also brings his corporate leadership experience, online industry expertise and strategic focus to our Board.

 Laurence Franklin has served as a director since May 2006 and as the Chair of our Audit Committee since February 2012. He previously served as the Chairman of the Board of Directors from February 2011 to February 2012. Since April 2014, he has served as managing partner of LF Enterprises, LLC, a private investment and business advisory firm. Mr. Franklin previously served as the Chief Executive Officer of Frette Srl, a leading manufacturer and retailer of luxury linens and home furnishings, from July 2011 until January 2014. Mr. Franklin served as President and Chief Executive Officer of Tumi Inc. ("Tumi"), a manufacturer and retailer of luxury travel, business and lifestyle accessories, from 2002 until 2009, and was a board member of Tumi until 2011. Prior to joining Tumi, Mr. Franklin served as President of Coach Leatherware Company, Inc. and General Manager of Elizabeth Arden Inc. Mr. Franklin began his career at Peat Marwick Mitchell and Co., in audit, and then worked in the Management Consulting Services group at Price Waterhouse & Co. Mr. Franklin earned his B.A. from Colgate University and his M.S. from the New York University Graduate School of Business. Mr. Franklin is a qualified (non-practicing) Certified Public Accountant.

Our Board of Directors believes that Mr. Franklin is particularly qualified to serve as a director based on his business, leadership and management experience, including expertise in wholesale distribution, retail development, corporate management, operations and supply chain management and building international brands.  In addition, Mr. Franklin’s public finance, accounting and operations experience qualify him as an audit committee financial expert.
        Laura L. Witt has served as a director since December 2005, including serving as Chair of our Board of Directors from December 2005 to February 2011. She has also served as Chair of our Compensation Committee since January 2006. Ms. Witt joined ABS Capital Partners in September 1997 and has served as a General Partner since January 2001. She served on the boards of Double-Take Software, Inc., from 2002 to 2008, and Familymeds Group, Inc., from 2004 to 2007. Ms. Witt currently serves on the boards of several private companies. She earned a B.A. from Princeton University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Our Board of Directors believes that Ms. Witt is particularly qualified to serve as a director based on her deep familiarity with Rosetta Stone's business and industry. She has extensive experience in finance, technology and management gained through her career with ABS, and brings unique perspectives to the Board with regard to addressing strategic and operational issues.

EXECUTIVE OFFICERS

The name, age and position(s) held by each of our executive officers, as of April 15, 2015, are set forth in the table below.

Name	Age	Position(s) Held with the Company
A. John Hass	49	Director, Interim President and Chief Executive Officer
Thomas M. Pierno	53	Chief Financial Officer
Judy K. Verses	58	President, Global Enterprise & Education
Sonia G. Cudd	46	General Counsel and Secretary

Biographical information for Mr. Hass is set forth above under "Our Board of Directors—Class I Directors Serving Until the 2016 Annual Meeting of Stockholders." Biographical information for each of our other executive officers is set forth below. Unless otherwise noted, each holds the offices indicated until his or her successor is chosen and qualified by action of the Board of Directors.

Thomas M. Pierno has served as our Chief Financial Officer since May 2012. Prior to joining Rosetta Stone, Mr. Pierno was Chief Financial Officer at Vertis Communications, Inc. ("Vertis"), a marketing communications firm from May 2011 to April 2012, and while there, also directed supply chain and information technology operations. Prior to joining Vertis, Mr. Pierno held the position of Vice President, Financial Planning and Treasury at Comverse, a global provider of software and systems, from February 2010 to April 2011, where he was responsible for worldwide budgets, forecasts and treasury operations. Before joining Comverse, Mr. Pierno served in several executive positions at AOL from 1998 to 2009, notably Senior Vice President and Controller. Prior to joining AOL, Mr. Pierno was Chief Financial Officer at World Color Press, Inc., a publicly traded company that prints magazines, catalogs, direct mail and books, from 1994 to 1998. He began his career at Ernst & Young as a Certified Public Accountant. Mr. Pierno holds a B.B.A. in Accounting and an M.B.A. from Pace University.

Judy K. Verses has served as President, Global Enterprise & Education since October 2011. Prior to joining Rosetta Stone, Ms. Verses was President and Chief Client Officer at Blackboard, Inc., a market leader of educational enterprise software and consulting services, from July 2009 to February 2011 and President and Chief Operating Officer at Blackboard Learn from 2008 to 2009. From 1983 to 2007, Ms. Verses served in several executive positions at Verizon Communications Inc. ("Verizon"), including Senior Vice President of Marketing, Senior Vice President for Business Sales and Senior Vice President for Verizon's portfolio of voice, video and data products. Ms. Verses joined the board of Promethean World Plc in March 2014. She earned her B.S. in Business Administration from the University of Connecticut.

Sonia G. Cudd was appointed General Counsel and Secretary of Rosetta Stone in January 2015. Prior to joining Rosetta Stone, Ms. Cudd served as Vice President, Associate General Counsel - Corporate and Secretary at Keurig Green Mountain, Inc. from 2012 to 2014. Ms. Cudd has over 20 years of legal experience in government, law firm and in-house counsel roles, including Ethics and Employment Counsel at the Bill & Melinda Gates Foundation Trust from 2008 to 2011, Assistant General Counsel and Assistant Corporate Secretary at McCormick & Co., Inc., from 2005 to 2008. Earlier in her legal career, Ms. Cudd held positions with Blank Rome LLP, Whiteford, Taylor & Preston LLP, and the U.S. Securities and Exchange Commission. Prior to her practice of law she was a financial analyst at Citicorp. She received undergraduate degrees from Hood College in Frederick, Maryland and her Juris Doctor from John Marshall Law School in Chicago, Illinois.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors and executive officers, as well as beneficial owners of more than ten percent of our common stock, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes and typically files those reports on their behalf. Historically, the Company has reported equity granted (stock options, RSUs and restricted stock awards) in connection with a director's or officer's appointment on a Form 3 rather than on Form 4, and will correct this practice going forward. Accordingly, Form 3 reports for Mr. Yankovich and Mr. Hass included grants of stock options and RSUs (two transactions each) that should have been reported on a Form 4 and were not timely reported within two business days of such grants. A Form 3 report for Caroline J. Tsay included grants of stock options and RSUs (two transactions) that should have been reported on a Form 4, but this report was timely filed within two business days. A Form 4 for Laura L. Witt reporting two transactions was filed one day late. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2014 all other required reports were filed on a timely basis under Section 16(a) of the Exchange Act by our executive officers and directors, as well as beneficial owners of more than ten percent of our common stock.

CODE OF CONDUCT

Our Board of Directors has adopted a Code of Ethics and Business Conduct (the "Code of Conduct") applicable to directors and employees, including our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on the investor relations section under the corporate governance page of our corporate website, www.rosettastone.com. Alternatively, you can request a copy of the code by writing to the General Counsel and Secretary, Rosetta Stone Inc., 1919 North Lynn Street, 7th Floor, Arlington, Virginia 22209. We intend to satisfy the disclosure requirements under the Exchange Act regarding an amendment to, or waiver concerning a material departure of a provision of our Code of Conduct involving our principal executive, financial or accounting officer or controller by posting such information on our website.

DIRECTOR NOMINATION PROCESS

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on April 10, 2014.

AUDIT COMMITTEE

Our Board of Directors has established a standing Audit Committee. Currently, our Audit Committee consists of Laurence Franklin, who serves as the Chair, James P. Bankoff, and Patrick W. Gross, each of whom is a non-employee member of our Board of Directors. Former director John T. Coleman served on our Audit Committee during 2014 until his term as a director, and therefore as a member of the Audit Committee, ended effective May 19, 2014. James P. Bankoff served on the Audit Committee from May 20, 2014 until his resignation from the committee on November 20, 2014. A. John Hass also served on the Audit Committee from November 18, 2014 until his resignation from the committee, in connection with his appointment as Interim President and Chief Executive Officer on April 1, 2015, at which time Mr. Bankoff was reappointed to the committee. Our Board of Directors has determined that each member of our Audit Committee meets the requirements of financial literacy and the standards of financial sophistication under the rules of the NYSE. Messrs. Franklin, Bankoff and Gross serve as our audit committee financial experts, as defined under SEC rules. Messrs. Franklin, Bankoff and Gross are independent as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

NOMINATION AND STANDSTILL AGREEMENT AND APPOINTMENT OF A. JOHN HASS TO THE BOARD OF DIRECTORS

On November 18, 2014, the Company entered into a Nomination and Support Agreement (the "Nomination and Support Agreement") with the Osmium Parties (as defined below) pursuant to which A. John Hass was appointed to the Board and the Osmium Parties agreed to certain standstill and voting provisions. The "Osmium Parties" collectively refers to: John H. Lewis; Osmium Partners, LLC; Osmium Capital, LP; Osmium Capital II, LP; Osmium Spartan, LP; Osmium Diamond, LP; and Osmium Special Opportunity Fund, LP.

Pursuant to the Nomination and Support Agreement, each of the Osmium Parties agree, during the Standstill Period (as defined below), to, among others, (i) not to conduct a proxy contest for the election of directors for any annual meeting during the Standstill Period, and (ii) to cause all voting securities owned by the Osmium Parties and their affiliates and associates to be voted for, or to abstain from voting for, all of the directors nominated by Board for election at an annual meeting of the stockholders of the Company during the Standstill Period and all other "routine" matters at such meetings in accordance with the Board's recommendation.

The Standstill Period is defined as the period from the date of the Nomination and Support Agreement until the latest of (A) the six month anniversary of the effective date of the Nomination and Support Agreement (i.e., May 18, 2015), (B) sixty days after Mr. Hass is no longer serving as a director of the Company, and (C) if Mr. Hass is a director at all times until the time nominations are due for the 2016 Annual Meeting, and is nominated and agrees to serve on the Company's slate of director nominees for the 2016 Annual Meeting, the period from the printing of the proxy statement for that Meeting until the conclusion of that Meeting; provided that in no event shall the Standstill Period extend beyond the date of the 2016 Annual Meeting. The Company and Mr. Hass also entered into a Director Agreement, which is not applicable while Mr. Hass serves as Interim President and Chief Executive Officer.

A full description of the Nomination and Support Agreement and the Director Agreement, including a copy of the Nomination and Support Agreement, can be found in the Company's Current Report on Form 8-K filed with the SEC on November 19, 2014. The Director Agreement is filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Introduction

This Compensation Discussion and Analysis provides a detailed description of the key practices and philosophies of our executive compensation program, which demonstrate the Company's ongoing commitment to align executive compensation with the performance of the Company and individual executives, interests of our stockholders and evolving best practices. In particular, this section focuses on the compensation of our named executive officers for 2014 ("NEOs") listed below, whose compensation information is presented in the tables following this discussion in accordance with SEC rules.

Named Executive Officer	Title
Stephen M. Swad	Advisor to the Chief Executive Officer and Former President and Chief Executive Officer
Thomas M. Pierno	Chief Financial Officer
Eric B. Ludwig (1)	Former Senior Vice President, Consumer
Christian S. Na (2)	Former Chief Legal Officer and Secretary
Judy K. Verses	President, Global Enterprise & Education
___________________________

(1)
Mr. Ludwig held the position of Senior Vice President, Consumer from January 1, 2014 until his employment with the Company ended on April 1, 2015. Before January 1, 2014, Mr. Ludwig held the position of Vice President, North America Consumer.

(2)	Mr. Na was an employee of the Company from June 2, 2014 until his employment with the Company ended effective November 17, 2014.

Stephen M. Swad served as our President and Chief Executive Officer throughout 2014. On March 26, 2015, the Board of Directors accepted his resignation as President and Chief Executive Officer, effective April 1, 2015. Also on March 26, 2015, the Board appointed A. John Hass to serve as Interim President and Chief Executive Officer, effective April 1, 2015, while the Company engages in a search for a chief executive officer. The Board has engaged Mr. Swad as Advisor to the

Chief Executive Officer to assist with the transition until May 1, 2015. On May 1, 2015, Mr. Swad's employment with the Company is due to end.

Executive Summary

Our executive compensation program is designed to encourage our NEOs to work for our long-term prosperity, reflect a pay-for-performance philosophy without encouraging our employees to assume excessive risks, and be reasonable in light of the executive compensation programs of our peer group companies.

The program is administered under a thorough process, which includes review of our peer group and market practices, advice of an independent third-party consultant (who reports to the Compensation Committee, rather than our executive officers) and the Compensation Committee's assessment of the effectiveness of our compensation program with respect to the achievement of our corporate goals. Our compensation program is also evaluated in the context of the Compensation Committee's fiduciary duty to act as the directors determine to be in the stockholders' best interests.

Business Overview for 2014

Rosetta Stone is dedicated to changing the way the world learns. Our innovative, technology-driven language, literacy and brain fitness solutions are used by thousands of schools, businesses, government organizations and millions of individuals around the world. Rosetta Stone has continued to invest in language learning and expand into education technology with our acquisitions of Livemocha Inc. and Lexia Learning Systems Inc. ("Lexia") in 2013 and Vivity Labs, Inc. and Tell Me More S.A. ("Tell Me More") in January 2014. These acquisitions have enabled the Company to meet the changing needs of learners around the world.

During 2014, we focused on growing the business by continuing to invest in research and development of new products while focusing on maintaining costs and margins at appropriate levels. In November 2014, we launched Rosetta Stone Kids Reading, aimed to teach children aged 3-7 how to read using engaging, self-paced interactive games and activities that introduce and reinforce core reading skills. In addition, we began to enhance our offering for educational organizations to expand our Global Enterprise & Education business.

In 2014, Rosetta Stone was comprised of three operating segments: North America Consumer; Rest of World ("ROW") Consumer; and Global Enterprise & Education. The North America Consumer segment profitability contribution decreased during the year ended December 31, 2014, primarily due to a decrease in retail and direct-to-consumer revenues. ROW Consumer segment profitability contribution increased during the year ended December 31, 2014, driven by a reduction in expenses that was primarily the result of the reduced size of operations in Japan and Korea. The Global Enterprise & Education segment profitability contribution decreased during the year ended December 31, 2014, due to an increase in sales and marketing expense related to the addition of sales staff, particularly from the Lexia and Tell Me More acquisitions and the lower margin on our acquired service offerings.

Aligning Compensation with Our Performance

A key principle that underlies the Compensation Committee decisions regarding compensation for our NEOs is alignment with the Company's performance. To that end, we have structured our short-term and long-term incentives so that they reward achievement of key performance metrics that help realize our strategic goals and objectives. To ensure that our compensation program continues to be well aligned with our performance, our Compensation Committee annually reviews the program construct to ensure that compensation arrangements continue to support a pay-for-performance culture.

Our executive compensation program has consistently and meaningfully been focused on pay-for-performance principles, and has included low or no payouts under our annual incentive plan when the Company's performance does not meet certain expectations and threshold levels for payouts approved by our Compensation Committee.

In 2014, we maintained our commitment to a pay-for-performance culture by:

•	structuring our executive bonus plan (the "2014 Executive Bonus Plan") such that between 70% and 80% of the award target is based on financial performance metrics;

•
maintaining distinct bonus metrics for our line of business executives, which include Mr. Ludwig and Ms. Verses ("Line of Business Executives"), that are directly aligned with their scope of responsibility and reflect a commitment to compensate them based on their contributions to the Company's overall financial performance;

•
executing against the 2013 Long Term Incentive Program (the "2013 LTIP"), which provides members of senior management the opportunity to earn cash and performance stock awards based on achievement relative to two-year cumulative corporate metrics for Bookings, Operating EBITDA, and Percentage Global Digital Sales, as defined below in “Compensation Discussion and Analysis - 2014 Compensation - 2013 Long Term Incentive

Program Decisions”; and

•
committing to the Company's Policy on Recoupment of Performance Based Compensation ("Clawback Policy") that, in the event of a restatement of the Company's financial results other than a restatement caused by a change in applicable accounting principle, allows the Company to review the circumstances that caused the restatement and clawback certain performance-based incentive compensation wrongly awarded to an executive officer as a result of misconduct.

2014 Advisory Vote on Executive Compensation

At our 2014 Annual Meeting of Stockholders, more than 90% of the votes cast on the proposal were in favor of our NEO compensation as disclosed in the Company's Current Report on Form 8-K filed with the SEC on May 22, 2014. As part of its deliberations on the Company's compensation philosophy and pay program construct, the Compensation Committee carefully considered the results of this vote and concluded that stockholders endorsed the decisions made with respect to our compensation program.

Current Executive Compensation Best Practices

We employ the following executive compensation best practices.

•	Clawback Policy. In 2014, the Compensation Committee implemented a Clawback Policy, described above, applicable to certain performance-based incentive compensation granted on or after January 1, 2014.

•
No Tax Gross-ups in Employment Agreements.  Our existing employment agreements have been amended to eliminate previously existing excise tax gross-up provisions related to change of control payments subject to Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). We do not maintain any contract or agreement with any NEO that obligates us to make any kind of tax gross-up payment.

•	No Excessive Severance Payments. Our termination arrangements with our NEOs do not call for excessive severance payments in cases of their termination of employment.

•
No Guaranteed Performance Based Bonuses.  We believe that performance-based bonuses should reflect actual performance of the Company and/or individual. Bonus guarantees undercut that notion, therefore, we do not guarantee performance-based bonus payments to our NEOs.

•
Double Trigger Vesting for Equity Awards.  Starting with equity awards granted in 2012, we implemented a policy that our equity awards would no longer vest upon consummation of a change in control, unless there is also a termination of service other than for cause or a voluntary resignation for good reason.

•
No Repricing or Replacing Outstanding Stock Options.  Repricing is not permitted under the Rosetta Stone Inc. Amended and Restated 2009 Omnibus Incentive Plan, as amended (the "2009 Plan"), without stockholder approval. We did not reprice or replace any of our outstanding stock options during 2014, nor any year prior to 2014.

•	Limited Use of Perquisites. We do not believe in granting perquisites to our NEOs that are excessive in value or substantially different from the perquisites available to all our employees generally.

•	No Hedging or Pledging. We have adopted a policy prohibiting the hedging and pledging of Company securities by any of our employees.

•	Stock Ownership Guidelines. We encourage our executives to hold a significant equity interest in the Company. Effective January 1, 2013, our stock ownership guidelines are as follows:

•	Chief Executive Officer - equal in value to five times (5x) the base salary within five years of his or her appointment; and

•	Senior Vice Presidents and above - equal in value to twice (2x) the base salary within five years of his or her appointment.

Elements of Our Executive Compensation Program for 2014

Our objective is to provide a competitive total compensation package to attract and retain key personnel and drive performance. To achieve this objective, the Compensation Committee has implemented and maintains compensation plans that tie a substantial portion of the executives' overall compensation to financial and non-financial strategic performance goals. Our executive compensation program consisted of four principal components in 2014:

•base salary;

•short term performance based cash incentives;

•time-vested equity grants; and

•a multi-year performance based long term incentives.

	Compensation Component	Objectives	Key Features
Annual Cash Compensation	Base Salary	Provide a competitive annual fixed level of cash compensation compared to peer and market data. Attract and retain executives.
Compensate executives for their daily efforts as management of the Company.

Adjustments are made from time-to-time based on individual performance, internal pay equity and pay relative to the peer group and relevant market data.

2014 Executive Bonus Plan
Motivate participants to achieve short-term strategic and financial goals in order to support the long term strategy and creation of value.

Tie financial rewards to measurable achievements, reinforcing pay-for-performance.

Provide a competitive variable award opportunity that attracts and retains our executives.

Cash incentive payments based on a fixed bonus target percentage of base salary and attainment of certain financial and non-financial strategic goals.

No guaranteed payouts; minimum thresholds must be met for a bonus to be earned.

Long Term Incentives	Time-Vested Equity Incentives
Align the interests of management with those of our stockholders through stock-based awards by facilitating and encouraging ownership of our common stock.

Retain the services of our executive team for a multi-year period.

Reward achievement of our strategic objectives that drive long term stockholder value.

From time-to-time long term incentives are provided via annual grants of equity awards under the 2009 Plan.

Target value is intended to provide competitive compensation opportunities based on performance over a multi-year period with realizable value directly tied to stock price performance.

2013 Long Term Incentive Program
Motivate senior management to achieve key longer term financial and strategic business objectives over a two year period.

Align the interest of management with the interest of stockholders by providing stock based performance awards for successfully reaching key milestones and metrics.

Retain and reward executives by providing a competitive total compensation package compared to peers.
Performance-based equity awards and cash payments when key, strategic cumulative or end of program period Company goals are met over a two year period.
Other Benefits	401(k) Retirement Plan ("401(k) Plan")	Provide retirement income for employees.
Allows participants to defer up to 100% of their annual compensation, subject to any applicable caps set by the Internal Revenue Code.

We currently provide matching contributions equal to 100% of an employee's individual contribution, up to a maximum of 4% of the participant's annual salary, subject to certain limits.

	Health, welfare and other non-cash benefits	Provide health and welfare coverage for employees, generally.	Executives generally participate in the same benefits programs offered to all employees.

Compensation of our Named Executive Officers

A detailed description of the components of our executive compensation program is provided below.

Base Salaries    We utilize base salary as the primary means of providing compensation for performing the essential elements of an executive officer's job. To enhance our ability to attract and retain executives in competitive markets, it is our objective to position base salaries at approximately the median of the relevant peer and market data.

Annual Cash Incentive Compensation    Our 2014 Executive Bonus Plan is intended to compensate our executive officers, including NEOs, for performance relative to corporate financial and strategic objectives. These objectives are mutually exclusive and structured such that executives may be paid a portion of their annual incentives for achievement relative to one or more objectives, even if threshold performance is not attained for another objective. With respect to financial objectives, the Compensation Committee typically sets a specific threshold performance goal to ensure that a minimum quantitative financial hurdle is met before any payment is earned by an executive officer for that objective. The Compensation Committee also establishes a target financial goal that would result in a payout at 100% of target for the financial objectives, as well as specific milestones above the goal target such that maximum payouts can reach 150% of bonus target payouts for non-line of business metrics and 250% of bonus target payouts for line of business goals for the Line of Business Executives. The non-financial strategic goals include specific quantitative milestones as well as other metrics and objectives that cannot be defined by bright-line measurements and require a more qualitative determination of the level of achievement by our Compensation Committee. If during the bonus period the participating executive’s employment is terminated by the Company without cause or by the Executive with Good Reason, then the Company shall pay to the executive, at the times specified in their contract, the pro rata portion, if any, of the executive's annual bonus earned up until such termination date in accordance with the terms of the then-current Company bonus policy.

Prior to his promotion to Senior Vice President, Consumer on January 1, 2014, Mr. Ludwig was eligible to receive cash incentive compensation under our Employee Incentive Plan for Consumer Sales ("EIPCS"). He remained a participant of EIPCS until June 30, 2014, as part of his transition into the new role. The EIPCS is a quarterly incentive plan where 80% of the variable incentive target is divided across each quarter and measured by line of business financial metrics (weighted at 75%) and defined non-financial objectives (weighted at 25%). The remaining 20% is apportioned to annual line of business financial metrics (50% Bookings and 50% Adjusted EBITDA) paid at the same time as the fourth quarter incentive payment, if earned and approved. Effective July 1, 2014, Mr. Ludwig participated in the 2014 Executive Bonus Plan rather than the EIPCS, along with other NEOs. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to GAAP, see Annex A.

Time-Vested Equity Incentives    Our equity-based compensation is intended to enhance our ability to retain talent over a longer period of time, to reward long-term achievements that enhance future value of the Company, and to provide executives with a form of reward that aligns their interests with those of our stockholders. Upon commencement of their employment, executives typically receive an equity-based award, or a new hire equity grant, in the form of a combination of stock options and restricted stock that vests over a period of time. Thereafter, executives may receive additional awards from time to time as the Compensation Committee determines consistent with the objectives described above.

It is our Compensation Committee's objective, from time-to-time, to grant annual equity-based compensation awards to our executives in amounts that are competitive with the median values of equity awards, and total target compensation, made by comparable public companies with whom we compete for talent. However, that is not always possible due to share usage constraints. In general, the Compensation Committee believes that granting a mix of stock options and restricted stock awards is appropriate because it reflects both long-term value creation (through the need for sustained increases in our stock price for stock options to have meaningful value), promotes retention of executives and facilitates ownership of the Company's stock by executives (through the grant of restricted stock awards). The Compensation Committee believes that this general philosophy is consistent with competitive practices among our peers.

2013 Long Term Incentive Program    In February 2013, our Board of Directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program ("2013 LTIP") in order to advance the interests of the Company, motivate senior management to achieve key financial and strategic business objectives of the Company, offer eligible executives a competitive total compensation package, reward executives for the success of the Company, facilitate ownership of Company stock, and retain key talent. The 2013 LTIP was administered under our 2009 Plan.

Executives designated by the Board of Directors had the opportunity to earn both stock and cash based on the Company's achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order to earn awards under the 2013 LTIP, certain minimum threshold performance goals must have been achieved during 2014, in addition to the cumulative performance goals over the two year period ending December 31, 2014. A specific threshold was established for each goal, with a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target. From January 1, 2014 to December 31, 2014, the maximum number of shares that could be earned under the 2013 LTIP was 749,589 and the maximum cash payout opportunity was $2.9 million.

As described further below, in January 2015 the Compensation Committee approved funding of the 2013 LTIP, resulting in a total payout of 160,862 restricted share awards, granted on February 2, 2015 and cash awards totaling $848,629, paid on or before February 15, 2015. Shares awarded under the 2013 LTIP were apportioned from the shares reserved under the 2009 Plan.

Benefits    NEOs generally participate in the same benefits programs offered to all employees. Our benefits, such as our basic health benefits, 401(k) Plan, disability and life insurance, are intended to provide a stable array of support to executives and their families throughout various stages of their careers. These core benefits are provided to all executives regardless of their individual performance levels. The 401(k) Plan allows participants to defer up to 100% of their annual compensation, subject to any applicable caps set by the Internal Revenue Code. The executives' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan, under provision of a safe harbor plan. We currently provide matching contributions equal to 100% of an employee's individual contribution, up to a maximum of 4% of the participant's annual salary, subject to certain limits.

Compensation of Our Former Chief Executive Officer

For 2014, approximately 87% of the target total compensation for Mr. Swad, and an average of approximately 72% of the target total compensation for our other NEOs, was variable, including the annual incentive opportunity, stock options, restricted shares, potential 2013 LTIP performance stock awards and the target cash value of the 2013 LTIP. As detailed in the chart below, all equity grants were valued based on the fair market value on the date of grant.

2014 Target Compensation of Advisor to the CEO and Former CEO, Mr. Stephen Swad

Base Salary
13%
Variable Pay
87%
Annual Bonus
14%
GDFV(1)(2) Stock Options
29%
GDFV Restricted Shares
13%
GDFV LTIP(3)
20%
LTIP Cash Award(4)
11%

______________

(1)	GDFV is defined as the grant date fair value.

(2)	GDFV for Options was calculated based on the Black Scholes value on the date of grant.

(3)
GDFV for 2013 LTIP share awards was calculated based on the 2013 LTIP target number of Restricted Shares using the stock price at close on December 31, 2014 of $9.76. The 2013 LTIP target number of Restricted Shares can be found below in the section titled "2014 Compensation Decisions".

(4)	LTIP Cash Award is the 2013 LTIP target cash payout as detailed below in the section titled "2014 Compensation Decisions".

Compensation of Our Interim President and Chief Executive Officer

On March 26, 2015, Stephen M. Swad resigned from his position as President and Chief Executive Officer effective April 1, 2015, and A. John Hass became our Interim President and Chief Executive Officer. Our Board has approved an Executive Employment Agreement between Rosetta Stone Ltd., a wholly-owned subsidiary of the Company, and Mr. Hass. Under the Executive Employment Agreement, Mr. Hass receives a monthly base salary of $30,000, and has been granted 444,000 non-qualified stock options to vest over twelve months with 1/12 vesting each month, and 45,600 shares of restricted stock to vest over twelve months with 1/12 vesting each month. In the event that Mr. Hass ceases to serve as Interim President and Chief Executive Officer before such stock option and restricted stock awards are fully vested, vesting on such awards shall cease and any unvested options or shares shall be forfeited, even if he continues to serve on the Board of Directors. Mr. Hass is entitled to participate in the Company's employee benefit, retirement and health plans, and will receive other benefits such as temporary and furnished corporate housing in the Arlington, Virginia area and one weekly round-trip coach class airfare from Arlington, Virginia to Chicago, Illinois. Under the Executive Employment Agreement, Mr. Hass will be obligated to comply with customary restrictions on confidentiality, intellectual property ownership rights, noncompetition and nonsolicitation, and the Company will be obligated to hold harmless, indemnify and advance legal expenses arising from or out of Mr. Hass's performance as an employee, officer or director of the Company. As is the case with the Company's other executive officers, in the event Mr. Hass becomes eligible to receive performance-based compensation, such compensation could be subject to recoupment in the event of a material restatement or adjustment of the Company's financial statements.

Determining the Amount of Each Element of Compensation

Overview    The Compensation Committee has overall responsibility for the compensation program for our executive officers, including NEOs, and considers several factors in determining the overall design of, and the various elements comprising, our compensation program. In general, the weight of each element of our compensation program is determined by our Compensation Committee on an annual basis taking into consideration Company and individual performance, pay practices among companies comprising the competitive market for our executive officers, the Company's desire to attract and retain key talent, broad economic factors, and the discretion of our Compensation Committee members based on their relevant experience.

In setting each NEO's compensation, the Compensation Committee considers the aggregate compensation opportunities for each executive officer as well as each of the components of the compensation, based on consideration of the parameters highlighted above. As part of these considerations, the Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards and incentives for the achievement of both annual and long-term financial and non-financial strategic goals, while referencing both publicly-disclosed peer group compensation information as well as broad-based compensation survey data, as described below.

Our objective is to maintain a compensation program that is sufficiently competitive to position the Company to attract, motivate and retain our executive officers. It is important that our executive officers perceive that over time they will continue to have the opportunity to be compensated at a level that they regard as competitive. In general, our Board of Directors and Compensation Committee seek to extend total compensation opportunities to our executives, including base salary, variable performance based cash incentive compensation, and long-term equity, that are competitive with median target total compensation opportunities for peer executives, as defined below. In addition to competitive market practices, the Compensation Committee also considers other factors such as individual performance, internal equity, retention and promotions.

During 2014, the Compensation Committee continued to engage Exequity, an independent compensation consultant, to assist as its advisor. In its capacity as advisor to the Compensation Committee, Exequity assisted the Committee in the review of the competitiveness of our overall executive compensation program, along with the design of the 2013 LTIP. Exequity reviewed with the Compensation Committee in November 2014 the competitiveness of compensation for the Company's executive officers in relation to peer and market compensation data.

Although it has been our objective to target peer median practices for aggregate total compensation as well as each element of compensation, internal share usage constraints, as impacted by stock price volatility, have generally inhibited our ability to provide market-competitive long term incentive opportunities to our NEOs. For this reason, the grant date fair value of target total long term incentive opportunities for our NEOs has generally been below the peer group median grant date fair value of long term incentive opportunities. In an attempt to alleviate this shortfall relative to peer practice and to emphasize long-term performance for our senior executives, the Compensation Committee approved the 2013 LTIP, described above under the heading "2013 Long Term Incentive Program", and increased the annual grant values of our NEOs.

Role of Chief Executive Officer and Other Executives in Executive Compensation Decisions    Our Compensation Committee has generally sought input from our Chief Executive Officer and our former Senior Vice President, Human Resources, when discussing the compensation levels and performance of our NEOs, other than the Chief Executive Officer. The Chief Executive Officer provides information relating to the other NEOs' performance to assist the Compensation Committee with its decision-making on executive compensation.

Comparable Market Compensation    In analyzing the competitiveness of our executive compensation program, Exequity reviews pay practices from two primary sources, as detailed below. The market data for our NEOs and other senior management team members was collected from peer group proxy data (as described below) and the Radford Global Technology Compensation Survey data (the "Radford Survey"). It is our objective to target compensation levels, both in aggregate and by element, to median compensation levels for each of these sources. The Radford Survey includes compensation market data from more than 2,000 companies and provides a holistic perspective on total compensation levels, practices and emerging trends. The following data cuts were included to derive the overall survey data medians against which we benchmarked compensation levels: software companies; companies in the Internet/E-Commerce/Online Community industries; companies located in the mid-Atlantic states or in locations of our remote offices, such as in San Francisco and Austin; and companies with most recent relative annual revenues ranging from $200 million to $499.9 million.

The peer group that was defined in the third quarter of 2013 and used for purposes of making 2014 compensation decisions (the "2014 Peer Group") was reviewed and determined based on criteria such as, but not limited to, companies that compete with Rosetta Stone for key executive talent, operating in similar or complementary industries, and similar revenue size. In the third quarter of 2014, Exequity reviewed the 2014 Peer Group to determine whether it remained an appropriate peer group for pay benchmarking purposes, based on the following criteria: companies that compete with Rosetta Stone for key executive talent; publicly traded; similar or complementary industries; organizational structure; relative peer as indicated by proxy advisory services; common operational or business challenges; investor feedback and similar size (revenue, market capitalization, and number of employees). Based on the review completed by Exequity, the Compensation Committee decided the current peer group was collectively representative of relevant comparators, and therefore no changes were required to be made to the existing peer group. The 2014 peer group companies are listed below:

2014 Peer Group
American Public Education, Inc.	LeapFrog Enterprises, Inc.
Bazaarvoice, Inc.	MicroStrategy Incorporated
Blackbaud, Inc.	OpenTable (1)
Capella Education Company	Shutterfly, Inc.
comScore, Inc.	TiVo Inc.
Concur Technologies (1)	WebMD Health Corp.
K12 Inc.	Vocus (1)
______________________________

(1)
Concur Technologies, OpenTable, and Vocus will drop off our peer group in 2015 due to ownership changes. Those companies remained public and filed proxy statements for 2013; therefore, we were able to continue to keep them in our peer group for 2014.

For 2014, our NEOs' base salaries and target annual cash incentive opportunities were generally close to median levels among peers. However, the grant date fair values of total long term incentive opportunities for our NEOs were generally below peer median long term incentive values. As noted above, the competitiveness of pay opportunities relative to those of relevant peer executives was an important consideration for the Compensation Committee in setting compensation for our NEOs, however, the Compensation Committee also considered other factors, such as Company and individual performance, the Company's desire to attract and retain key talent, broad economic factors, and the discretion of our Compensation Committee members based on their experience with companies with a similar profile to Rosetta Stone.

2014 Compensation Decisions

Base Salaries

Our Compensation Committee reviews our executives' base salaries on an annual basis taking into consideration the factors described above as well as changes in position or responsibilities and time and experience in the position. In the event of material changes in position, responsibilities or other factors, the Compensation Committee may consider changes in base pay during the year.

In January 2014, the Compensation Committee approved the promotion of Mr. Ludwig, with a corresponding base pay increase. In February 2014, the Compensation Committee completed its annual CEO assessment process, which included the Committee discussing and finalizing Mr. Swad’s 2013 performance and compensation recommendations for 2014. The Compensation Committee decided to increase Mr. Swad's incentive target with an effective date of January 1, 2014, but not to increase his base salary. In May 2014, the Compensation Committee approved the merit increases, with an effective date of July 1, 2014, for Messrs. Pierno and Ludwig and Ms. Verses, as outlined below, based on their 2013 performance, as well as consideration of competitive market data.

Name	2013 Base Salary ($)	Annualized Base Salary after 2014 Adjustments ($)	% Change
Stephen M. Swad	515,000	515,000	—%
Thomas M. Pierno	330,000	340,000	3%
Eric B. Ludwig (1)	244,801	283,000	15.6%
Christian S. Na (2)	N/A	325,000	N/A
Judy K. Verses	309,000	340,000	10%
___________________________

(1)
Mr. Ludwig was granted a promotion from Vice President, North America Consumer to Senior Vice President, Consumer, receiving a base salary increase to $275,000 effective January 1, 2014. On July 1, 2014, he received a base salary increase to $283,000 during the 2014 merit review process.

(2)	Mr. Na was hired on June 2, 2014 and his employment with the Company ended effective November 17, 2014.

The Compensation Committee based its decisions on a combination of elements designed to maintain compensation at a level it viewed as competitive with our peers and the market, as well as individual performance and contributions made to the

Company in 2013. The Compensation Committee also reviewed individual business goals for 2013 and performance towards those goals for our executive officers.

In setting each NEO's base salary in 2014, as detailed above, the Compensation Committee specifically considered the following factors:

•	Mr. Swad's individual performance and contributions in 2013, and the Committee's desire to increase his variable performance based compensation;

•
The Committee's desire to better align Mr. Ludwig's salary with peer medians based on his expanded role and responsibilities following his promotion to Senior Vice President, Consumer effective January 1, 2014; and

•	Messrs. Pierno's and Ludwig's and Ms. Verses' individual performance and contributions in 2013, and the Committee's desire to more closely align his or her salary with peer medians.

Annual Cash Incentive Compensation

Our Compensation Committee reviews annual cash incentive compensation opportunities of our executives, including our NEOs, on an annual basis taking into consideration the factors described above as well as changes in position or responsibilities. In the event of material changes in position, responsibilities, or other factors, the Compensation Committee may consider changes in target incentive pay during the year.

Our Compensation Committee set each of our NEO's 2014 bonus targets under our 2014 Executive Bonus Plan as a percentage of his or her 2014 annualized base salary as set forth in the following table.

Name	2014 Annualized Base Salary ($)	2014 Total Target Annualized Bonus Opportunity ($)	Target Bonus as a Percentage of Base Salary	Financial Goals Target Bonus ($)(1)	Non-financial Strategic Goals Target Bonus ($)(2)
Stephen M. Swad (3)	515,000	566,500	110%	396,550	169,950
Thomas M. Pierno (4)	340,000	255,000	75%	178,500	76,500
Eric B. Ludwig (5)	283,000	212,250	75%	169,800	42,450
Christian S. Na (6)	325,000	195,000	60%	136,500	58,500
Judy K. Verses (7)	340,000	255,000	75%	204,000	51,000
_________________________

(1)
For Messrs. Swad, Pierno and Na, the total annual cash incentive opportunity was based 70% on financial goals. For Mr. Ludwig and Ms. Verses, the total annual cash incentive opportunity was based 80% on financial goals, which included both corporate financial targets as well as their individual line of business metrics.

(2)
For Messrs. Swad, Pierno and Na, the total annual cash incentive opportunity was based 30% on non-financial strategic goals. For Mr. Ludwig and Ms. Verses, the total annual cash incentive opportunity was based 20% on non-financial strategic goals.

(3)
Mr. Swad's 2014 annualized base salary and bonus opportunity represent his salary and bonus opportunity as of December 31, 2014. Mr. Swad's bonus target increased from 100% to 110% of base salary, effective January 1, 2014.

(4)
Mr. Pierno's 2014 annualized base salary and bonus opportunity represent his salary and bonus opportunity as of December 31, 2014. Mr. Pierno's target bonus percentage was increased from 60% to 75% of base salary by the Compensation Committee in order to move his bonus target closer to peer medians, with an effective date of January 1, 2014.

(5)
Mr. Ludwig began participating in the 2014 Executive Bonus Plan mid-year. As such, his bonus opportunity represented in the chart above is annualized and based on his salary as of December 31, 2014. Mr. Ludwig was a participant in the Employee Incentive Plan for Consumer Sales ("EIPCS") from January 1, 2014 to June 30, 2014 at which time his base salary was $275,000. He became a participant in the 2014 Executive Bonus Plan as of July 1, 2014 and at which time his base salary increased to $283,000. His actual 2014 bonus targets, prorated based on his participation in each plan during 2014, are described below.

Incentive Plan Name	Effective Date of Participation in the Plan	End Date of Participation in the Plan	Target Bonus as Percentage of Base Salary	Pro-rated Target Bonus Amount Based on Time in Plan	Financial Goals Target Bonus ($)	Non-financial Strategic Goals Target Bonus ($)	Individual Goals Target Bonus ($)	Annual Goals Target Bonus ($)
EIPCS	1/1/2014	6/30/2014	75%	103,125	61,875	N/A	20,625	20,625
2014 Executive Bonus Plan	7/1/2014	12/31/2014	75%	106,997	85,598	21,399	N/A	N/A

(6)
Mr. Na was hired on June 2, 2014, and his employment with the Company ended effective November 17, 2014. As such, his bonus opportunity represented in the chart above is annualized. His actual 2014 bonus target was prorated based on eligible time in the plan, in the amount of $89,753 (46% of the annualized target).

(7)
Ms. Verses' 2014 annualized base salary and bonus opportunity represent her salary and bonus opportunity as of December 31, 2014. No changes were made to her annual target bonus percentage from 2013 to 2014.

Our 2014 Executive Bonus Plan provided for an annual cash incentive opportunity for each executive, including NEOs, based on financial goals and non-financial strategic goals. For non-line of business executives, the annual cash incentive opportunity was based 70% on financial goals, subject to a threshold attainment; and 30% on non-financial strategic goals, with no threshold attainment. For Line of Business Executives, the annual cash incentive opportunity was based 80% on financial goals and 20% on non-financial goals, as described below in further detail. The financial goals and non-financial strategic goals are evaluated separately. As such, for purposes of determining the amount of cash incentives to be awarded to executives, some goals can be determined to be achieved and trigger payment even if other goals do not. The Compensation Committee believes that maintaining these ratios of financial and non-financial strategic goals in order to trigger payment aligns the financial interests of our executives with the financial interests of our stockholders.

Non-Line of Business Executives. For non-line of business executives, including Messrs. Swad, Pierno and Na, 70% of the award for achieving the financial goals under the 2014 Executive Bonus Plan was based on the following:

	Percentage	Threshold	Target	Maximum	2014 Actual Result	% Achievement (relative to target)
2014 Bookings	40%	$300M	$333M	$350M+	$309.4M	92.9%
2014 Adjusted EBITDA	40%	$17M	$20M	$23M+	<Threshold	—%
2014 Percentage Global DTC Web Sales	20%	50%	60%	70%+	64.8%	108.0%

With respect to the 2014 financial goals portion of the annual cash incentive award (weighted at 70%), no amount would be earned with respect to any one of the three financial targets if we failed to achieve the threshold for that particular goal target. If we achieved the threshold of a financial target, 80% of the amount attributable to such target would be earned. If we achieved 100% of a financial target, 100% of the amount attributable to such target would be earned. If we achieved the maximum or more of the goal target, 150% of the amount attributable to such bonus target would be earned. Between threshold and 100% and between 100% and the maximum of the financial targets, the amount earned would be interpolated between the two points based on the above. The Bookings, Adjusted EBITDA and Percentage Global DTC Web Sales components of the financial goals were mutually exclusive, so that part or the entire amount attributable to the financial goals could be awarded if one goal was met but not the other.

With respect to the 2014 non-financial strategic goals portion of the bonus (weighted at 30%), no minimum threshold was set for funding. Our Compensation Committee determined a percentage of overall achievement based on an evaluation of our performance in meeting each of these goals during the year. Some of these goals include defined milestones or other business metrics while others are subjective and not capable of being defined by bright-line measurements. Our Compensation Committee's determination of the percentage of each non-financial strategic goal that was achieved was an overall achievement of 33.33%, based on the following results.

•
33.33% on Global Enterprise & Education Cross Selling of approximately $28 million, of which we achieved 75%, for a funding payout of 25%, based on offering a product suite to our customers versus a single product, which opened the door to more customers and verticals; and

•
33.33% on Consumer Cross Selling of approximately $12 million, which we did not fully achieve, and the Compensation Committee therefore determined not to award a payout. While we successfully improved the functionality, navigation and number of products available to customers on our website we did not make our Consumer Cross Selling sales goal; and

•
33.33% on launch of Consumer kids literacy product(s) with bookings of approximately $3 million, of which we achieved 25% for a funding payout of 8.33%. Although we successfully launched Rosetta Stone® Kids Reading in November 2014, final year end sales results were below estimates primarily due to a later than scheduled launch date based on delays with product development.

Based on the assessments detailed above, the funding for the financial goals (70% weight) was 59.08% and the funding for the non-financial corporate goals (30% weight) was 33.33%. Based on the weights applied to these factors and the funding amounts detailed above, the aggregate funding amount for the 2014 Executive Bonus Plan for non-line of business executives was 51.35% as illustrated in the chart below:

Line of Business Executives. The structure of the plan for the Line of Business Executives, including Mr. Ludwig and Ms. Verses, was generally the same, with 20% based on the corporate financial goals, as described above; 60% based on the financial performance of their lines of business, Global Consumer and Global Enterprise & Education, respectively; and 20% based on non-financial strategic goals as outlined above. The threshold for the amount of the bonus attributable to financial targets for the Line of Business Executives was 80%. The line of business and corporate components of the financial metrics were mutually exclusive, so that part or the entire bonus attributable to the financial goals could be awarded if one goal was met but not the other.

The financial targets for Mr. Ludwig's bonus were determined based on financial targets for the global Consumer business of the Company (weighted 60%), corporate financial targets (weighted 20%) and corporate non-financial targets (weighted 20%). The Consumer line of business financial metrics (weighted 60%) consisted of the following: Bookings target of $212.9 million (weighted 30%); Adjusted EBITDA target of $82.3 million (weighted 30%); Percentage Global DTC Web Sales target, as defined above, of 60% (weighted 20%); and a Consumer Cross Selling target of $12 million (weighted 20%). The global Consumer business for 2014 achieved the following results: $189.7 million against a target Bookings of $212.9 million (for a funding payout of 82.76%); $56 million in Adjusted EBITDA against a target of $82.3 million (below threshold of $65.84 million, for a funding payout of 0%); 64.8% of the Percentage Global DTC Web Sales against a target of 60% (for a funding payout of 172%); and $7.2 million in Consumer Cross Selling between different products and product lines against a target of $12 million (below threshold of $9.6 million, for a funding payout of 0%).

The financial targets for Ms. Verses' bonus were determined based on financial targets for the Global Enterprise & Education business of the Company (weighted 60%) and corporate financial targets (weighted 20%) and corporate non-financial targets (weighted 20%). The Global Enterprise & Education line of business financial metric (weighted 60%) consisted of the following: Bookings target of $99.4 million (weighted 40%); Adjusted EBITDA target of $43.7 million (weighted 40%); and Enterprise & Education Cross Selling (Tell Me More, Lexia, etc.) target of $28 million (weighted 20%). The Global Enterprise & Education business for 2014 achieved the following results: Bookings of $91.77 million against a target of $99.4 million (for a bonus funding payout of 88.60%); Adjusted EBITDA of $38.23 million against a target of $43.7 million (for a funding payout of 87.49%); and Enterprise & Education Cross Selling between product lines of $23.9 million against a target of $28 million (for a funding payout of 85.36%).

A summary of the bonus payouts for Mr. Ludwig's and Ms. Verses' bonus plans is provided in the tables below:

Based on the factors described above, our Compensation Committee determined the following bonuses were earned by our NEOs for 2014.

Name	Financial Goals Bonus ($)	Non-financial Strategic Goals Bonus ($)	Total Bonus ($)
Stephen M. Swad (1)	—	—	—
Thomas M. Pierno	105,456	25,497	130,953
Eric B. Ludwig (2)	50,667	7,132	57,800
Christian S. Na (3)	37,118	8,974	46,092
Judy K. Verses	144,815	36,204	181,019
_________________________

(1)	Mr. Swad did not receive a bonus payment under the 2014 Executive Bonus Plan as approved by the Compensation Committee.

(2)
Mr. Ludwig was a participant in the 2014 Executive Bonus Plan from July 1, 2014 to December 31, 2014, therefore his bonus payment was prorated based on his participation in the 2014 Executive Bonus Plan. He also received cash incentive awards for his participation in the 2014 EIPCS prior to July 1, 2014, totaling $75,616.

(3)
Mr. Na's employment with the Company ended effective November 17, 2014. His bonus payment was prorated based on the amount earned up until his last day of employment with the Company, in accordance with the terms of the 2014 Executive Bonus Plan.

The following chart shows the target bonus amount and actual amount paid for each NEO based on achievement of the financial and non-financial strategic goals, as applicable, under our 2014 Executive Bonus Plan, as described above.
______________

(1)	Mr. Swad did not receive a bonus payment under the 2014 Executive Bonus Plan as approved by the Compensation Committee.

(2)
Mr. Ludwig was a participant in the 2014 Executive Bonus Plan from July 1, 2014 to December 31, 2014, therefore his bonus payment was prorated based on his participation in the 2014 Executive Bonus Plan.

(3)
Mr. Na's employment with the Company ended effective November 17, 2014. His bonus payment was prorated based on the amount earned up until his last day of employment with the Company, in accordance with the terms of the 2014 Executive Bonus Plan.

2014 Discretionary Bonuses

In May 2014, the Compensation Committee approved a one-time cash signing bonus in the amount of $75,000 to Mr. Na, payable on the first payroll following his hire date of June 2, 2014. Following his departure, Mr. Na was not obligated to reimburse the Company under the terms of his employment agreement.

Allocation of Equity-Based Compensation Awards

Throughout the year, our Compensation Committee evaluates grants for new hires at the senior vice president level and above, promotions to the senior vice president level and above, or other changes that may warrant additional grants. Our Compensation Committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, competitive factors, performance, the amount of stock-based equity compensation already held by the executive, the non-equity compensation received by the executive and the total number of shares subject to awards to be granted to all participants during the year. For new hire grants, the vesting start date is typically the date of hire. For ongoing annual grants, the vesting start date is determined by the Compensation Committee.

Our Compensation Committee also evaluates and makes annual grants for the executive officers, including the NEOs, and other members of senior management on a discretionary basis during the annual performance review process. As noted above, it is the Compensation Committee's intent to provide long term incentive opportunities that are comparable to peer median long term incentive values, and combine with base salary and annual cash incentive opportunities to result in target total compensation opportunities that are comparable to peer median target total compensation opportunities. However, as noted above, share usage constraints have generally resulted in long term incentive opportunities below peer medians.

Equity awards, including non-qualified stock options and restricted stock, granted to NEOs and other employees under our 2009 Plan typically vest over a period of four years, with 25% of the shares vesting on each annual anniversary of the vesting commencement date with the exception of (i) Mr. Swad's November 2010 grant, which included a three-year vesting schedule that was negotiated at hire; (ii) Mr. Swad's January 2012 equity grant, received in connection with his expanded operational role which had a two-year vesting schedule; and (iii) the special retention awards granted to our NEOs and certain other executives in 2012, which had two-year vesting schedules to ensure retention of key executives during a pivotal transformation period of the Company. In general, the 2013 LTIP is weighted between 60% and 70% of the total long term incentive opportunity (with 70% of this award opportunity denominated in performance stock awards and 30% denominated in cash), while the remaining 30% to 40% of the total long term incentive opportunity is weighted 60% in stock options and 40% in restricted stock. In 2014, the Compensation Committee modified the approach to long term incentive compensation to provide 70% of long term incentive value, outside of the 2013 LTIP, in the form of stock options and 30% of long term incentive value in restricted stock to better reflect market practice, promote retention of executives, and provide balance in the long term incentive program.

Timing of Equity-Based Compensation Awards

Our Compensation Committee typically makes annual grants of restricted stock and stock options, if any, to our NEOs and other members of the senior management team in connection with its annual review of our executives' compensation.

We do not have any program, plan or practice to time stock option and restricted stock grants in coordination with the release of material non-public information. The exercise price of stock options for 2014 was determined based on the trading price of our common stock at the close of the market on the date of grant.

2013 Long Term Incentive Program

Under the 2013 LTIP executives designated by the Board of Directors were eligible to receive performance stock awards and cash upon the Company's achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order to earn awards under the 2013 LTIP, certain minimum threshold performance goals must have been achieved during 2014, in addition to the cumulative performance goals over the two year period ending December 31, 2014. A specific threshold was established for each goal, including a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target. Performance assessments for each goal were independent of one another such that a partial payout under one goal could be earned even if threshold performance for other goals were not achieved.

Executives designated by the Compensation Committee had the opportunity to receive performance stock awards and cash upon the Company’s achievement of the following specified performance goals during the Program Period: (i) Bookings; (ii) Operating EBITDA; and (iii) Percentage Global Digital Sales (each, a “Performance Goal”).
Bookings and Operating EBITDA are non-GAAP financial measures. See below for a description of how these measures are defined and see Annex A for reconciliation of these measures to GAAP.

“Bookings” meant executed sales contracts by the Company that were either recorded immediately as revenue or as deferred revenue.

“Operating EBITDA” meant GAAP net income or loss plus interest expense, income tax expense, depreciation, amortization, and stock-based compensation expenses, plus the change in deferred revenues.
“Percentage Global Digital Sales” meant the percentage of all new unit sales of downloadable Global Consumer products, online subscription products, renewals and paid Apps.
An executive’s individual amount of performance stock awards and cash he or she was eligible to receive were provided in such executive's award agreement. The executive’s incentive target was determined as a multiple of the executive’s base salary in effect as of December 31, 2012. The Chief Executive Officer’s incentive target was three times his base salary, while all other participating executives had a target of one times their base salary. The incentive target value in each executive’s award consisted of 70% in performance stock awards and 30% in cash. Each participating executive’s target Performance Stock Award was based on valuation as of January 1, 2013. Stock valuation was based on the monthly average of the closing price of a share of common stock from December 1, 2012 to January 1, 2013. For new executives added to this plan upon approval by the Committee, such executive’s incentive target for his or her award was determined and valued upon the effective date of participation.
2013 LTIP target awards for participating NEOs are listed below. Due to his hire date, Mr. Na was not eligible to participate in the 2013 LTIP.

				2013 LTIP Payout Target (100%) = 100% Payout			2013 LTIP Payout at Threshold (80%) = 50% Payout		2013 LTIP Payout at Maximum (150%) = 200% Payout
				Performance Share Awards (70%)		Target Cash (30%)	Performance Share Awards (70%)	Target Cash (30%)	Performance Share Awards (70%)	Target Cash (30%)
Name	Annual Salary as of December 31, 2012 ($)	2013 LTIP Target (Multiple of Base Salary)	LTIP Target Value (Multiple of Incentive Target) ($)	Target Stock Value ($) (70%)	Target Number of Shares at $12.31 (1)	Target Cash Value ($) (30%)	Number of Shares at Threshold (50% of Target Shares)	Target Cash Value ($) (50% of Target Cash Value)	Number of Shares at Maximum (200% of Target Shares)	Target Cash Value ($) (200% of Target Cash Value)
Stephen M. Swad	$500,000	3.0	$1,500,000	$1,050,000	85,297	$450,000	42,648	$225,000	170,593	$900,000
Thomas M. Pierno	$320,000	1.0	$320,000	$224,000	18,197	$96,000	9,098	$48,000	36,393	$192,000
Eric B. Ludwig	$212,000	1.0	$212,000	$148,400	12,055	$63,600	6,028	$31,800	24,110	$127,200
Judy K. Verses	$300,000	1.0	$300,000	$210,000	17,059	$90,000	8,530	$45,000	34,119	$180,000
________________
(1) Stock price value of $12.31 based on the 30-day average closing from December 1, 2012 to January 1, 2013.

2013 LTIP Performance Goals and thresholds are listed in the chart below:

2013 LTIP Performance Goals (weighted evenly)	FY 2013			FY 2014			End Result (cumulative result for Bookings & Operating EBITDA and final result as of Dec 31, 2014 for Percent Digital)
	Min	Target	Max	Min	Target	Max	Min	Target	Max
Bookings	$284	$310	$360	$310	$350	$405	$594	$660	$765
Operating EBITDA	$25	$30	$40	$31	$45	$54	$56	$75	$94
Percent Digital	21%	27%	35%	30%	38%	48%	30%	38%	48%

Vesting and payout levels upon achievement of each Performance Goal:

•
Minimum: If the minimum threshold of each performance goal for the program period was achieved, then 50% of the targeted amount under the executive’s award for both performance stock awards and cash vested and became payable.

•
Target: If the target threshold of each Performance Goal for the program period was achieved, then 100% of the targeted amount under the executive’s award for both performance stock awards and cash vested and became payable.

•
Maximum: If the maximum threshold for each Performance Goal for the program period was achieved, then 200% of the targeted amount under the executive’s award for both performance stock awards and cash vested and became payable.

Subject to the other requirements under the 2013 LTIP: (i) if only the minimum threshold for one out of the three Performance Goals was achieved during the program period, then one third (1/3) of the 50% of the targeted amount under the executive’s award for both performance stock awards and cash vested and became payable; and (ii) if only the minimum threshold for two out of the three Performance Goals was achieved during the program period, then two thirds (2/3) of the 50% of the targeted amount under the executive’s award for both performance stock awards and cash vested and became payable.
Achievement levels in between the performance thresholds of each Performance Goal were interpolated to determine payout amounts of awards. The minimum vesting and payout amount of any award could be zero. The maximum payout for any award granted under the 2013 LTIP was 200% of target Performance Awards and target cash.
After the completion of the program period, but prior to any payment of any award granted under the 2013 LTIP, the Compensation Committee determined whether Performance Goals were achieved, as well as the performance stock awards to be granted and cash to be paid under the 2013 LTIP. Actual approved levels of achievement as determined by the Compensation Committee are provided in the table below.

2013 LTIP Performance Goal	Mix	2013 & 2014 Cumulative 2013 LTIP Performance Goal Target	2013 & 2014 Cumulative 2013 LTIP Performance Goal Threshold for Payment	Actual Result as of December 31, 2014	Actual Approved Funding Result
Bookings	33.33%	$660M	$594M	Less than Threshold	No funding earned
Operating EBITDA	33.33%	$75M	$56M	Less than Threshold	No funding earned
Percentage Digital Sales	33.33%	38%	30%	Greater than 60% = Maximum Payout Achieved	200%
Final Funding					66.66%

Actual Approved Payouts under the 2013 LTIP
Name	Number of Restricted Shares	Cash Award
Stephen M. Swad	56,859	$299,970
Thomas M. Pierno	12,130	$63,994
Eric B. Ludwig	8,036	$42,396
Judy K. Verses	11,372	$59,994

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our Company. Effective January 1, 2013, our Executive Equity Ownership guidelines are as follows:

•	CEO: Five times (5x) base salary; and

•	Senior Vice Presidents and above levels: Two times (2x) base salary

We have provided a time frame of five years to attain the equity ownership levels.

Insider Trading Policy Prohibiting Hedging and Pledging

Our Board of Directors adopted an amended Insider Trading Compliance Policy, which prohibits all hedging and pledging transactions in Company stock by directors and all employees to ensure that the interests of these holders of Company stock are fully aligned with those of stockholders in general. We also discourage the purchase and sale of exchange-traded options on our stock by our executives.

Severance and Change in Control Arrangements

Each of our equity incentive plans provides for a potential acceleration of vesting of outstanding awards in the event of a change in control and/or termination without cause, as defined in each such plan. In 2012, restricted stock agreements were updated to provide that starting with equity awards granted in 2012, none of the equity awards granted to our NEOs would provide for automatic vesting acceleration upon consummation of a change in control transaction unless there is also a termination of service other than for cause or voluntary resignation for good reason in connection with the change in control.

In addition, see "Employment Arrangements with Named Executive Officers" and "Potential Payments Upon Termination of Employment or Upon Change in Control" below for a description of the severance and change in control arrangements we have with our NEOs. The Compensation Committee believes that these arrangements were necessary to attract and are necessary to retain our NEOs. The terms of each arrangement were determined in negotiation with the applicable NEO in connection with his or her hiring, or promotion, and were not based on any set formula.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to the Company and our executives. While we consider the applicable accounting and tax treatment of alternative forms of equity compensation, these factors alone are not dispositive. We also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our next three most highly compensated executive officers (excluding our Chief Financial Officer) to $1,000,000, unless the compensation qualifies as performance-based and certain requirements are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the material terms of the compensation are approved by stockholders and meet certain other requirements. While the Compensation Committee is mindful of the benefit of deductibility of compensation, the Compensation Committee believes that it should not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, the Compensation Committee has not adopted a policy that requires that all compensation be deductible. The Compensation Committee intends to continue to compensate our executive officers in a manner consistent with the best interests of our Company and our stockholders.

Compensation Policies and Practices as They Relate to Risk Management

In 2014, our Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks. In connection with its evaluation, our Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives.

The Compensation Committee also reviewed our compensation programs for certain design features that have been identified by experts as having the potential to encourage excessive risk-taking, including:

•	long term incentive compensation value that is driven entirely by increases in stock price; and

•	low compensation levels exacerbated by performance-driven awards not paying out; including both annual bonus and long term incentive compensation.

The Compensation Committee noted several design features of our cash and equity incentive programs for all employees that reduce the likelihood of excessive risk-taking, including:

•	the Compensation Committee's ability to exercise discretion to decrease incentive award payouts;

•
the use of an array of performance metrics across compensation programs (that is, bonuses are based on financial goals, non-financial strategic metrics and individual performance goals; 2013 LTIP awards are based on both Company operating performance and stock price; and new hire and annual equity incentives are driven by stock price gains);

•	the fact that many of our executives hold significant vested equity stakes in the Company; and

•	the fact that the mix of compensation balances a short-term and long-term focus.

Based on this assessment, our Compensation Committee concluded that risks arising from our compensation policies and practices for all employees, including executive officers, are not reasonably likely to have a material adverse effect on us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, the following directors were members of the Compensation Committee: Laura L. Witt, James P. Bankoff, John T. Coleman (former director), Patrick W. Gross, A. John Hass, Marguerite W. Kondracke and Caroline J. Tsay. None of the members of the Compensation Committee during 2014 was an officer or employee of the Company or any of its subsidiaries, and none has had a relationship with the Company or any of its subsidiaries since the beginning of 2014 that would be required to be disclosed as a transaction with a related person. No member of the Compensation Committee was formerly an officer of the Company. Mr. Hass resigned from the Compensation Committee at the time of his appointment as Interim President and Chief Executive Officer. None of our executive officers has served as a member of the board of directors or compensation committee of any entity at any time during which an executive officer of such other company served on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment No. 1 with the Company's management and, based on such review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Members of the Compensation Committee

Laura L. Witt (Chair)
James P. Bankoff
Patrick W. Gross
Marguerite W. Kondracke
Caroline J. Tsay

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed with the SEC or incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate the Compensation Committee Report by reference therein.

EXECUTIVE COMPENSATION
2014 Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers ("NEOs"), including our Chief Executive Officer and Chief Financial Officer, for the year ended December 31, 2014.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation($)		All Other Compensation ($)		Total ($)
Stephen M. Swad	2014	515,000		—		509,998	1,190,000	299,970	(2)	29,836	(3)	2,544,804
Advisor to the CEO and Former President and Chief Executive Officer	2013	506,923		—		1,212,333	285,251	327,592		29,516	(4)	2,361,615
	2012	481,923	(5)	150,000	(6)	1,374,861	642,287	462,951		19,410	(7)	3,131,432
Thomas M. Pierno	2014	334,577				179,998	420,003	194,947	(8)	13,249	(9)	1,142,774
Chief Financial Officer	2013	324,616		—		262,371	67,117	127,928		12,082	(10)	794,114
	2012	200,616	(11)	—		158,250	308,015	108,135		7,979	(12)	782,995
Eric B. Ludwig (13)	2014	276,339				75,001	175,001	175,812	(14)	17,170	(15)	719,323
Former Senior Vice President, Consumer
Christian S. Na (16)	2014	151,250	(17)	75,000	(18)	100,002	150,000	46,092	(19)	350,165	(20)	872,509
Former Chief Legal Officer & Corporate Secretary
Judy K. Verses	2014	323,188				119,995	280,002	241,013	(21)	18,707	(22)	982,905
President, Global Enterprise & Education	2013	304,154		—		248,465	67,117	139,885		18,171	(23)	777,792
	2012	300,000		25,000	(6)	35,901	16,542	216,068		11,126	(24)	604,637
_________________________

(1)
Represents the aggregate grant date fair value for restricted stock awards and stock option awards granted in the applicable year, computed in accordance with ASC 718. Information about the assumptions used to value these awards can be found in Stock-Based Compensation under Critical Accounting Policies and Estimates in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

(2)	For Mr. Swad, represents a cash award under the 2013 LTIP of $299,970 paid on or before February 15, 2015.

(3)
For Mr. Swad, represents insurance premiums the Company paid on his behalf under our group term life insurance policy and our health and welfare policies in the amount of $12,754 during the specified year, 401(k) matching contributions in the amount of $12,200 and other compensation in the amount of $4,882.

(4)
For Mr. Swad, represents insurance premiums the Company paid on behalf of the executive under our group term life insurance policy and our health and welfare policies in the amount of $11,447 during the specified year, 401(k) matching contributions in the amount of $10,200 and other compensation in the amount of $7,869.

(5)
In February 2012, Mr. Swad was appointed from the position of Chief Financial Officer to the positions of President and Chief Executive Officer. The amount listed in the 2012 Salary column above for Mr. Swad includes both (i) the prorated base salary earned by Mr. Swad as Chief Financial Officer (at his annualized base salary of $400,000) plus (ii) his prorated base salary earned as President and Chief Executive Officer, at an annual rate of $500,000.

(6)
In January 2012, the Compensation Committee granted special retention bonuses consisting of cash and equity awards to selected key members of our management team, including Mr. Swad and Ms. Verses, in order to retain key executives during the transformation of our business model, keeping them focused on our business objectives during the search for a successor to serve as our President and Chief Executive Officer. The retention cash awards were paid in single payments on December 31, 2012 contingent upon the applicable NEO remaining employed until December 31, 2012, or the earlier termination of his or her employment by us without cause.

(7)
For Mr. Swad, represents insurance premiums paid by the Company on behalf of the employee under our group term life insurance policy and our health and welfare policies in the amount of $11,968, 401(k) matching contributions in the amount of $6,909 provided on behalf of Mr. Swad during the specified year and other compensation in the amount of $532.

(8)	For Mr. Pierno, represents a cash award under the 2013 LTIP of $63,994 paid on or before February 15, 2015 and a cash bonus in the amount of $130,953 under the 2014 Executive Bonus Plan.

(9)
For Mr. Pierno, represents insurance premiums the Company paid on his behalf under our group term life insurance policy and our health and welfare policies in the amount of $12,754 during the specified year and other compensation in the amount of $495.

(10)
For Mr. Pierno, represents insurance premiums the Company paid on his behalf under our group term life insurance policy and our health and welfare policies in the amount of $11,447 during the specified year and other compensation in the amount of $635.

(11)	Mr. Pierno joined the Company effective May 2012. His annualized base salary for 2012 was $320,000.

(12)
For Mr. Pierno, represents insurance premiums paid by the Company on behalf of the executive under our group term life insurance policy and our health & welfare policies in the amount of $7,979 during the specified year.

(13)	Mr. Ludwig became an Executive Officer in August 2014. Accordingly, prior year compensation information is not included in the Summary Compensation Table.

(14)
For Mr. Ludwig, represents a cash award under the 2013 LTIP of $42,396 paid on or before February 15, 2015; a cash bonus in the amount of $57,800 under the 2014 Executive Bonus Plan; and a cash incentives in the amount of $75,616 under the 2014 EIPCS.

(15)
For Mr. Ludwig, represents insurance premiums the Company paid on his behalf under our group term life insurance policy and our health and welfare policies in the amount of $12,332 during the specified year and other compensation in the amount of $4,838.

(16)	Mr. Na became an Executive Officer in August 2014. Accordingly, prior year compensation information is not included in the Summary Compensation Table.

(17)	Mr. Na joined the Company effective June 2, 2014. His annualized base salary for 2014 was $325,000.

(18)	Mr. Na received a signing bonus in the amount of $75,000 based on his hire date of June 2, 2014.

(19)
For Mr. Na, represents a prorated cash award under the 2014 Executive Bonus Plan, based on his eligible time in the Plan determined by his hire date of June 2, 2014 through his termination on November 17, 2014.

(20)
For Mr. Na, represents severance payments upon termination consisting of: 12 months of base salary in the amount of $325,000; 12 months of COBRA health benefit premiums in the amount of $10,341; 12 months of outplacement services in the amount of $8,600; 12 months of basic life insurance and AD&D premiums in the amount of $313; and other severance compensation in the amount of $3,445. Mr. Na also received insurance premiums the Company paid on his behalf under our group term life insurance policy and our health and welfare policies in the amount of $2,466 during the specified year.

(21)	For Ms. Verses represents a cash award under the 2013 LTIP of $59,994 paid on or before February 15, 2015 and a cash bonus in the amount of $181,019 under the 2014 Executive Bonus Plan.

(22)
For Ms. Verses, represents insurance premiums the Company paid on her behalf under our group term life insurance policy and our health and welfare policies in the amount of $2,051 during the specified year, 401(k) matching contributions in the amount of $12,200 and other compensation in the amount of $4,456.

(23)
For Ms.Verses, represents insurance premiums paid by the Company on behalf of the executive under our group term life insurance policy in the amount of $339 during the specified year, 401(k) matching contributions in the amount of $10,200 and other compensation in the amount of $7,632.

(24)
For Ms. Verses, represents insurance premiums the Company paid on her behalf under our group term life insurance policy and our health and welfare policies in the amount of $860 during the specified year; 401(k) matching contributions in the amount of $9,744 and other compensation in the amount of $521.

Grants of Plan-Based Awards in Fiscal Year 2014

The following table sets forth each grant of plan-based awards to our NEOs during the year ended December 31, 2014.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (# of Shares)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(5)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Award Type	Grant Date	Threshold (3)	Target	Maximum(4)	Threshold	Target	Maximum
Stephen M. Swad	Annual Cash	—	317,240	566,500	849,750	—	—	—	—	—	—	—
	Restricted Stock	2/14/2014	—	—	—	—	—	—	42,642	—	—	509,998
	Stock Options	2/14/2014	—	—	—	—	—	—	—	150,755	11.96	1,190,000
Thomas M. Pierno	Annual Cash	—	142,800	255,000	382,500	—	—	—	—	—	—	—
	Restricted Stock	2/14/2014	—	—	—	—	—	—	15,050	—	—	179,998
	Stock Options	2/14/2014	—	—	—	—	—	—	—	53,208	11.96	420,003
Eric B. Ludwig	Annual Cash (6)	—	130,353	210,122	668,132	—	—	—	—	—	—	—
	Restricted Stock	2/14/2014	—	—	—	—	—	—	6,271	—	—	75,001
	Stock Options	2/14/2014	—	—	—	—	—	—	—	22,170	11.96	175,001
Christian S. Na	Annual Cash (7)	—	50,262	89,753	134,630	—	—	—	—	—	—	—
	Restricted Stock (8)	6/2/2014	—	—	—	—	—	—	10,406	—	—	100,002
	Stock Options (8)	6/2/2014	—	—	—	—	—	—	—	25,588	9.61	150,000
Judy K. Verses	Annual Cash	—	163,200	255,000	535,500	—	—	—	—	—	—	—
	Restricted Stock	2/14/2014	—	—	—	—	—	—	10,033	—	—	119,995
	Stock Options	2/14/2014	—	—	—	—	—	—	—	35,472	11.96	280,002
_________________________

(1)
Represents potential payouts under the 2014 Executive Bonus Plan, with the exception of payouts to our Line of Business Executives, 70% of which consisted of a financial component, and 30% of which consisted of a non-financial strategic goals component, as further described above under "Annual Cash Incentive Compensation." For all NEOs except Line of Business Executives, the financial portion of the bonus was based on achievement of the corporate financial goals. There were three components of the financial portion of the bonus: (i) achievement of the 2014 target Bookings (weighted at 40%); (ii) achievement of the 2014 target Adjusted EBITDA goal (weighted at 40%); and (iii) achievement of the 2014 target Percentage Global DTC Web Sales (weighted at 20%). For Mr. Ludwig, the financial portion of the bonus was based on achievement of Bookings, Adjusted EBITDA, target Percentage Global DTC Web Sales, and Cross Selling for his respective line of business, Global Consumer, and the corporate financial goals for the overall Company. For Ms. Verses, the financial portion of the bonus was based on achievement of target Bookings, Adjusted EBITDA, and E&E Cross Selling for her respective line of business, Global Enterprise & Education, and the corporate financial goals for the overall Company.

(2)	The 2013 LTIP concluded as of December 31, 2014, and all earned and approved awards have been granted.

(3)
With respect to the bonus plan in footnote (1), all NEOs' amounts in this column, under "Annual Cash," represent the lowest possible bonus payout if the Company were to achieve the threshold of financial targets, except for Mr. Ludwig and Ms. Verses, where this column represents the lowest payout if the Company and their respective line of business met the financial thresholds. As such, each NEO therefore earned 80% of the portion of his or her target bonus that was based on the financial targets (Company and, if applicable, line of business)

assuming no payout in respect of the non-financial targets were earned and approved. There is no guarantee of payment under this plan, therefore zero is the absolute minimum payout under the plan parameters.

(4)
With respect to all NEOs, except Mr. Ludwig and Ms. Verses, amounts in this column, under "Annual Cash," represent the highest possible bonus payout if the Company were to achieve or exceed the maximum target or more of each of the financial targets described in footnote (1), with a maximum payout of 150% for each metric. For Ms. Verses this number represents the maximum payout if the Company and the respective line of business achieved or exceeded the maximum financial targets, with a payout of 150% for Company metrics, consistent with other NEOs, and 250% for the maximum payout of line of business metrics. For Mr. Ludwig the number represents the sum of the maximum payouts for his time in both the 2014 Executive Bonus Plan and the 2014 Employee Incentive Plan for Consumer Sales ("EIPCS"). For Mr. Ludwig's eligibility in the 2014 Executive Bonus Plan the calculation represents the maximum payout if the Company and the respective line of business achieved or exceeded the maximum financial targets, with a payout of 150% for Company metrics, consistent with other NEOs, and 250% for the maximum payout of line of business metrics. The calculation assumes maximum payout of 150% for all non-financial metrics for all NEOs. For all NEOs if achievement of one financial metric exceeded the threshold, and the other did not, the bonus would be funded for the metric that was achieved. Plan funding for the non-financial strategic targets was based on the attainment percentage of the specified non-financial strategic goals as determined by the Compensation Committee. Reference footnote (6) for Mr. Ludwig's eligibility in the Employee Incentive Plan for Consumer Sales ("EIPCS").

(5)
For all NEOs, represents stock options and restricted stock awards granted to each NEO that vest over a period of time based on the individual's service to the Company. Awards granted on February 14, 2014 represent annual awards. The amount of each annual award was discretionary and intended to put each NEO's equity awards and total equity ownership at the median of their respective peers based on the third party compensation study conducted by Exequity and to give each of our NEOs significant equity ownership that was subject to vesting to provide forward retention value. Due to operational constraints (primarily share dilution concerns), we have been unable to provide equity grants equal to the median compared to our peer base. Our Compensation Committee intends to make grants of stock options and restricted stock subject to vesting or other forms of equity based awards to our executives as part of its annual review of our executives' compensation as described under the caption "Compensation Discussion and Analysis-Elements of our Executive Compensation Program-Equity Based Compensation" in order to continue to align their interests with those of our stockholders. Our Compensation Committee has adopted a formal stock ownership guideline policy for our executives. Our Compensation Committee considers the liquidity of the executives' equity ownership as an important part of the executives' perception of the value of the equity award as compensation.

(6)
Mr. Ludwig was a participant in the Employee Incentive Plan for Consumer Sales ("EIPCS") from January 1, 2014 to June 30, 2014. Mr. Ludwig's pro-rated target as a participant on the EIPCS plan from January 1, 2014 to June 30, 2014 is $103,125. The threshold payout for Mr. Ludwig on the EIPCS plan represents the lowest payout if the North America Consumer Sales line of business were to achieve the threshold of financial targets. As such, Mr. Ludwig would earn 75% of the portion of his target bonus that was based on the financial targets, assuming no payout in respect to the individual goal target, with a threshold payout of $61,875. This maximum payout for Mr. Ludwig on the EIPCS plan represents the highest possible payout if the North America Consumer line of business were to achieve or exceed the maximum target or more of the financial goals. As such, Mr. Ludwig would earn a maximum payout of 500% of the portion of his target bonus that was based on the financial targets and 150% maximum payout on the individual goals portion of his target bonus, with a maximum payout of $443,438.

(7)
Mr. Na was hired on June 2, 2014, and his last day of employment with the Company was November 17, 2014. As such, the annual cash threshold, target and maximum payout, represented in the chart above is prorated based on eligible time in the plan (46% of the annualized target).

(8)
Mr. Na received a new hire equity grant on June 2, 2014 in the form of Restricted Stock Awards ("RSAs") and option awards as approved by the Compensation Committee. Mr. Na's employment with the Company ended effective November 17, 2014. Therefore, the forfeiture restrictions on his RSAs did not lapse and such awards were forfeited pursuant to the terms of his stock award agreement. Mr. Na was not eligible for the 2014 Annual Equity Grant process due to his hire date in 2014.

Outstanding Equity Awards at December 31, 2014
The following table lists all outstanding equity awards held by our NEOs as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock or Units that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested as of 12/31/14 ($)
Stephen M. Swad	150,000	—		22.39	10/12/2020	—		—
	62,500	62,500	(1)	8.76	2/22/2022	24,250	(2)	236,680
	8,665	25,994	(3)	12.47	2/21/2023	10,224	(4)	99,786
	—	150,755	(5)	11.96	2/14/2024	42,642	(6)	416,186
Thomas M. Pierno	25,000	25,000	(7)	10.55	5/4/2022	7,500	(8)	73,200
	2,039	6,116	(3)	12.47	2/21/2023	2,406	(9)	23,483
	—	53,208	(5)	11.96	2/14/2024	15,050	(10)	146,888
Eric B. Ludwig	3,901	—		21.55	10/15/2020	—		—
	446	446	(11)	13.66	5/26/2021	236	(12)	2,303
	—	1,641	(13)	8.95	2/23/2022	951	(14)	9,282
	765	2,293	(3)	12.47	2/21/2023	1,353	(15)	13,205
	—	22,170	(5)	11.96	2/14/2024	6,271	(16)	61,205
Christian S. Na	—	—	(17)			—	(18)	—
Judy K. Verses	48,750	16,250	(19)	10.42	10/5/2021	4,798	(20)	46,828
	1,576	1,575	(13)	8.95	2/23/2022	608	(21)	5,934
	2,039	6,116	(3)	12.47	2/21/2023	2,406	(22)	23,483
	—	35,472	(5)	11.96	2/14/2024	10,033	(23)	97,922
_________________________

(1)	Options vested as to one-fourth of the total number of shares on February 22, 2013 and thereafter vest at the rate of one-quarter per annum.

(2)	Mr. Swad received 48,500 shares of restricted stock under the 2009 Plan on February 22, 2012 that vest in equal installments over four years.

(3)	Options vested as to one-fourth of the total number of shares on February 21, 2014 and thereafter vest at the rate of one-quarter per annum.

(4)	Mr. Swad received 13,633 shares of restricted stock under the 2009 Plan on February 21, 2013 that vest in equal annual installments over four years.

(5)	Options vested as to one-fourth of the total number of shares on February 14, 2015 and thereafter vest at the rate of one-quarter per annum.

(6)	Mr. Swad received 42,642 shares of restricted stock under the 2009 Plan on February 14, 2014 that vest equal annual installments over four years.

(7)	Options vested as to one-fourth of the total number of shares on May 4, 2013 and thereafter vest at the rate of one-quarter per annum.

(8)	Mr. Pierno received 15,000 shares of restricted stock under the 2009 Plan on May 4, 2012 that vest in equal annual installments over four years.

(9)	Mr. Pierno received 3,208 shares of restricted stock under the 2009 Plan on February 21, 2013 that vest in equal annual installments over four years.

(10)	Mr. Pierno received 15,050 shares of restricted stock under the 2009 Plan on February 14, 2014 that vest in equal annual installments over four years.

(11)	Options vested as to one-fourth of the total number of shares on May 26, 2012 and thereafter vest at the rate of one-quarter per annum.

(12)	Mr. Ludwig received 944 shares of restricted stock under the 2009 Plan on May 26, 2011 that vest in equal annual installments over four years.

(13)	Options vested as to one-fourth the total number of shares on February 23, 2013 and thereafter vest at the rate of one-quarter per annum.

(14)	Mr. Ludwig received 1,903 shares of restricted stock under the 2009 Plan on February 23, 2012 that vest in equal annual installments over four years.

(15)	Mr. Ludwig received 1,804 shares of restricted stock under the 2009 Plan on February 21, 2013 that vest in equal annual installments over four years.

(16)	Mr. Ludwig received 6,271 shares of restricted stock under the 2009 Plan on February 14, 2014 that vest in equal annual installments over four years.

(17)	Mr. Na's last day of employment with the Company was November 17, 2014 therefore his Options under the 2009 Plan did not vest and were canceled as of the date of his termination.

(18)	Mr. Na's last day of employment with the Company was November 17, 2014 therefore his restricted stock under the 2009 Plan did not vest and were canceled as of the date of his termination.

(19)	Options vested as to one-fourth of the total number of shares on October 5, 2012 and thereafter vest at the rate of one-quarter per annum.

(20)	Ms. Verses received 19,194 shares of restricted stock under the 2009 Plan on October 5, 2011 that vest in equal annual installments over four years.

(21)	Ms. Verses received 1,218 shares of restricted stock under the 2009 Plan on February 23, 2012 that vest in equal annual installments over four years.

(22)	Ms. Verses received 3,208 shares of restricted stock under the 2009 Plan on February 21, 2013 that vest in equal annual installments over four years.

(23)	Ms. Verses received 10,033 shares of restricted stock under the 2009 Plan on February 14, 2014 that vest in equal annual installments over four years.

Option Exercises and Stock Vested for Fiscal Year 2014

The following table sets forth information regarding shares of common stock acquired upon the exercise of stock options and vesting of restricted stock during the year ended December 31, 2014. Mr. Ludwig was the only NEO to exercise options during 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting		Value Realized on Vesting ($)(2)
Stephen M. Swad	—	—	31,869	(3)	392,945
			35,411	(4)	436,618
			3,409	(5)	42,101
			12,125	(6)	145,864

Thomas M. Pierno	—	—	802	(7)	9,905
			3,750	(8)	44,025

Eric B. Ludwig	821	2,098	2,833	(9)	34,931
			451	(10)	5,570
			476	(11)	5,726
			236	(12)	2,325
			565	(13)	4,588

Christian S. Na (14)	—	—

Judy K. Verses	—	—	1,770	(15)	21,824
			802	(16)	9,905
			305	(17)	3,669
			4,798	(18)	39,488
_________________________

(1)
The value realized on exercise is determined by computing the difference between the stock price at the time the trade is executed on the date of exercise and the strike price of the options. This amount is multiplied by the number of stock options exercised.

(2)
The dollar amount in this column represents the number of shares vested multiplied by the closing price of the Company's stock on the date of vesting, and does not necessarily represent the cash value the NEOs realized in connection with their stock award agreement.

(3)	Pursuant to company instructions, Mr. Swad sold 12,048 shares to cover taxes associated with the restricted stock vesting and received 19,821 shares on January 1, 2014.

(4)	Pursuant to company instructions, Mr. Swad sold 12,822 shares to cover taxes associated with the restricted stock vesting and received 22,589 shares on January 1, 2014.

(5)	Pursuant to company instructions, Mr. Swad sold 1,697 shares to cover taxes associated with the restricted stock vesting and received 1,712 shares on February 21, 2014.

(6)	Pursuant to company instructions, Mr. Swad sold 4,708 shares to cover taxes associated with the restricted stock vesting and received 7,417 shares on February 22, 2014.

(7)	Pursuant to company instructions, Mr. Pierno sold 336 shares to cover taxes associated with the restricted stock vesting and received 466 shares on February 21, 2014.

(8)	Pursuant to company instructions, Mr. Pierno sold 1,269 shares to cover taxes associated with the restricted stock vesting and received 2,481 shares on May 2, 2014.

(9)	Pursuant to company instructions, Mr. Ludwig sold 1,127 shares to cover taxes associated with the restricted stock vesting and received 1,706 shares on January 1, 2014.

(10)	Pursuant to company instructions, Mr. Ludwig sold 190 shares to cover taxes associated with the restricted stock vesting and received 261 shares on February 21, 2014.

(11)	Pursuant to company instructions, Mr. Ludwig sold 203 shares to cover taxes associated with the restricted stock vesting and received 273 shares on February 23, 2014.

(12)	Pursuant to company instructions, Mr. Ludwig sold 81 shares to cover taxes associated with the restricted stock vesting and received 155 shares on May 26, 2014.

(13)	Pursuant to company instructions, Mr. Ludwig sold 174 shares to cover taxes associated with the restricted stock vesting and received 391 shares on October 15, 2014.

(14)
Mr. Na's employment with the Company ended effective November 17, 2014. Therefore, the forfeiture restrictions on his restricted stock awards did not lapse and such awards were forfeited pursuant to the terms of his stock award agreement.

(15)	Pursuant to company instructions, Ms. Verses sold 705 shares to cover taxes associated with the restricted stock vesting and received 1,065 shares on January 1, 2014.

(16)	Pursuant to company instructions, Ms. Verses sold 336 shares to cover taxes associated with the restricted stock vesting and received 466 shares on February 21, 2014.

(17)	Pursuant to company instructions, Ms. Verses sold 110 shares to cover taxes associated with the restricted stock vesting and received 195 shares on February 23, 2014.

(18)	Pursuant to company instructions, Ms. Verses sold 1,626 shares to cover taxes associated with the restricted stock vesting and received 3,172 shares on October 5, 2014.

Pension Benefits

None of our employees participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by the Company.

Non-qualified Deferred Compensation

None of our employees participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by the Company.

Employment Arrangements with Named Executive Officers

We have employment agreements with each of our executive officers, including our NEOs. Mr. Na's and Mr. Ludwig's employment agreements were terminated without cause in November 2014 and April 2015, respectively. In addition, following Mr. Swad's resignation as President and Chief Executive Officer, the Board engaged Mr. Swad as Advisor to the Chief Executive Officer to assist with the transition until May 1, 2015. During this period, Mr. Swad has continued to receive the same base salary and benefits that were in effect as of the time of his resignation. On May 1, 2015, Mr. Swad's employment with the Company is due to end. Mr. Swad's compensation earned under his employment agreement in connection with his resignation is further described below.

The other NEOs' agreements have one-year terms that automatically renew each day so that there is always one year remaining in the term. The employment agreements set the annual base salaries of each executive, which may be increased from time to time but not decreased.

The employment agreements also provide that the executive will be eligible to receive an annual bonus in accordance with the bonus policy established by our Board of Directors from time to time, but no performance based bonus amount is guaranteed. The table below sets forth the percentage of 2014 base salary that represents the total target bonus opportunity for each of our NEOs.

Name	2014 Total Target Bonus Opportunity
Stephen M. Swad	100%
Thomas M. Pierno	75%
Eric B. Ludwig	75%
Christian S. Na	60%
Judy K. Verses	75%

Under the agreements, each executive is entitled to severance benefits if his or her employment is terminated without cause or if he or she terminates his or her employment for good reason.

Generally, termination without cause is defined in the agreements as termination for a reason other than the executive's commission of a felony or a crime involving moral turpitude; an act involving dishonesty or fraud involving his or her duties; failure to perform his or her duties; commission of gross negligence or willful misconduct involving his or her duties; material breach of his or her employment agreement, failure to comply with instructions given by our Board of Directors which affect our business; misconduct likely to materially injure our reputation; harassment of or discrimination against our employees; customers or vendors; misappropriation of our Company's assets; willful violation of our policies; issues involving his or her immigration status affecting his ability to continue his or her employment with us; or (as to Mr. Pierno, Mr. Ludwig, Mr. Na and Ms. Verses) disclosure of trade secrets.

Generally, good reason is defined in the agreements as a material reduction in the executive's annual salary, duties, authority or responsibilities; (as to Mr. Swad, Mr. Pierno and Ms. Verses) our failure to perform a material obligation undertaken by us to the executive after the executive has provided us with notice of failure and such failure has not been cured within 10 days or (as to Mr. Ludwig and Mr. Na) our material breach of his or her employment agreement; or our relocation of him or her to an area more than 50 miles outside of Arlington, Virginia; provided that, in certain employment agreements, the

Company receives notification of one of the aforementioned events and fails to cure within the prescribed period of time under the agreements. As to Mr. Swad, good reason also includes requiring him to report to anyone other than the Board.

If we terminate the employment of one of the named executive officers without cause or if he or she terminates his or her employment for good reason, we will be required to pay severance in an amount equal to 12 months (18 months in the case of Mr. Swad) of his or her annual base salary, such payment to be made six months after the termination date, if he or she signs a general release waiving any claims he or she may then have against us and agrees not to compete against us for 12 months after the date of termination (18 months in the case of Mr. Swad) and provide COBRA continuation for health benefits and the annual bonus which the executive would have earned for such year, pro-rated to the date of termination. These agreements contain provisions known as "best-after tax provisions," which provide that in the event that any excise tax would otherwise be payable by an executive on any "parachute payment," then the amount of those payments may instead be reduced to eliminate or minimize any required excise tax payment.

Resignation of Mr. Swad

Stephen M. Swad served as our President and Chief Executive Officer and as a member of the Board of Directors throughout 2014. On March 26, 2015, Mr. Swad resigned as a member of our Board effective immediately and resigned as President and Chief Executive Officer effective April 1, 2015. The Board of Directors appointed A. John Hass to serve as Interim President and Chief Executive Officer effective April 1, 2015. The Board engaged Mr. Swad as Advisor to the Chief Executive Officer to assist with the transition until May 1, 2015. During this period, Mr. Swad has continued to receive the same base salary and benefits that were in effect on the day he resigned as President and Chief Executive Officer. On May 1, 2015, Mr. Swad's employment with the Company is due to end.

In addition, on April 15, 2015, the Board of Directors determined that Mr. Swad's resignation from his position as President and Chief Executive Officer was to be treated as an involuntary termination of employment without cause under his Executive Employment Agreement effective as of November 9, 2010, as amended effective as of December 22, 2011 and as further amended effective as of February 22, 2012 (as amended, the "Employment Agreement"), and approved a compensation package to be awarded to Mr. Swad as described below and in accordance with a form of Agreement and General Release (the "Release"). Subject to execution and non-revocation of the Release, under the Release, Rosetta Stone Ltd., a wholly-owned subsidiary of the Company, was to provide specified benefits and pay Mr. Swad those amounts as set forth in Section 6(a) of the Employment Agreement, in consideration of each party providing to the other a legal release of claims and of Mr. Swad fulfilling other obligations and undertakings.

The payments comprise: (i) a lump sum payment in cash equal to 18 months of Mr. Swad's annual base salary equal to $772,500; (ii) a lump sum payment in cash equal to 18 months of premium payments for basic life insurance and AD&D coverage calculated as in effect immediately prior to May 1, 2015 in the amount of $470; (iii) the pro rata portion, if any, of Mr. Swad's annual bonus earned up until May 1, 2015 in accordance with the terms of the then-current bonus policy; and (iv) up to 18 months of payments of Mr. Swad's (including covered dependents) COBRA health benefit premiums, if Mr. Swad timely elects to continue coverage of his COBRA health benefits and unless and until he becomes eligible for alternative health insurance benefits, approximately in the amount of $30,350. Pursuant to the Employment Agreement, Mr. Swad will receive an acceleration of vesting of his unvested restricted stock awards. Mr. Swad's non-qualified stock options that are not vested as of May 1, 2015 will be forfeited, and he will be afforded the amount of time to exercise his vested non-qualified stock options as set forth in his award agreements, which is the later of 60 days from May 1, 2015 or 30 days following the expiration of a company securities trading blackout period.

Potential Payments Upon Termination of Employment or Upon Change in Control as of December 31, 2014

In addition to the severance payments that may be paid to our NEOs upon termination under their executive employment agreements, upon a change in control of the Company, all of our NEOs are also entitled to accelerated vesting of their unvested stock options that were granted prior to October 1, 2011. All of our NEOs are entitled to accelerated vesting of their unvested restricted stock awards granted prior to August 1, 2012 as a result of termination without cause or resignation for good reason. Beginning with stock option awards granted on or after October 1, 2011 and restricted stock awards granted on or after August 1, 2012, as well as the restricted stock awards ("retention grant award") granted on or after January 9, 2012, accelerated vesting of equity awards in the event of a change in control is based on a "double trigger," which also requires termination of the executive officer's employment without cause or by the executive for good reason. The following table sets forth information concerning the payments that would be received by each NEO upon a termination of employment without cause or for good reason, upon a change in control or both. The table assumes the termination and/or change in control, as applicable, occurred on December 31, 2014, using the fair market value of $9.76 for each share of our common stock that was the closing price per share as of that date. The table below only shows additional amounts that the NEOs would be entitled to receive upon termination, and does not show other items of compensation that may be earned and payable at such time, such as earned but unpaid base salary.

Name	Termination without Cause or for Good Reason ($)		Change in Control With No Termination ($)	Change in Control and Termination without Cause or for Good Reason ($) (1)
Stephen M. Swad
Severance Payments	809,671	(2)	N/A	809,671	(2)
Equity Acceleration	752,652	(3)	N/A	815,152	(4)
2013 LTIP Award	829,893	(5)	N/A	829,893	(5)
Total Benefits	2,392,216		N/A	2,454,716

Thomas M. Pierno
Severance Payments	497,650	(6)	N/A	497,650	(6)
Equity Acceleration	73,200	(7)	N/A	243,571	(8)
2013 LTIP Award	177,044	(9)	N/A	177,044	(9)
Total Benefits	747,894		N/A	918,265

Eric B. Ludwig (10)
Severance Payments	376,180	(11)	N/A	376,180	(11)
Equity Acceleration	N/A		N/A	87,335	(12)
2013 LTIP Award	117,291	(13)	N/A	117,291	(13)
Total Benefits	493,471		N/A	580,806

Christian S. Na (14)
Severance Payments	387,496		N/A	N/A
Equity Acceleration	N/A		N/A	N/A
Total Benefits	387,496		N/A	N/A

Judy K. Verses
Severance Payments	527,082	(15)	N/A	527,082	(15)
Equity Acceleration	52,772	(16)	N/A	175,454	(17)
2013 LTIP Award	165,979	(18)	N/A	165,979	(18)
Total Benefits	745,833		N/A	868,515
___________________

(1)
Represents benefits payable upon the NEOs' termination by the Company without cause or resignation for good reason as described in the preceding section, Employment Arrangements with Named Executive Officers, within one year following a change in control event.

(2)
Represents a severance payment equal to 18 months of Mr. Swad's base salary in the amount of $772,500; $30,951 in COBRA premium costs paid on his behalf for 18 months; a lump sum payment of $470 for 18 months of basic life insurance and AD&D premiums; and $5,750 in outplacement services. Mr. Swad did not receive a bonus payment under the 2014 Executive Bonus Plan as approved by the Compensation Committee.

(3)
Represents acceleration of Mr. Swad's unvested restricted stock awards granted on (i) February 22, 2012 of 24,250 shares of our common stock, (ii) February 21, 2013 of 10,224 shares of our common stock and (iii) February 14, 2014 of 42,642 shares of our common stock, each of which will accelerate vesting upon a termination of Mr. Swad's employment without cause.

(4)
Represents unvested restricted shares detailed in (3) above, in addition to acceleration of unvested options to purchase 62,500 shares of our common stock, granted on February 22, 2012, with an exercise price of $8.76 per share, which would all accelerate vesting upon a change in control of our Company and a termination of his employment by the Company without cause or by Mr. Swad for good reason, as defined in the preceding section, Employment Arrangements with Named Executive Officers, within one year of the change in control event.

(5)
Mr. Swad was eligible for the 2013 LTIP award earned and approved for payout on or before February 15, 2015. The 2013 LTIP value in this chart represents the actual cash and equity award value as earned and approved, with the performance stock awards valued at the closing stock price of $9.32 on the date of grant, February 2, 2015.

(6)
Represents a severance payment equal to 12 months of Mr. Pierno's base salary in the amount of $340,000; $20,634 in COBRA premium costs paid on his behalf for 12 months; a lump sum payment of $313 for 12 months of basic life insurance and AD&D premiums; $5,750 in outplacement services; and $130,953 in bonus payment earned as of December 31, 2014.

(7)
Represents acceleration of Mr. Pierno's unvested restricted stock award granted on May 4, 2012 of 7,500 shares of our common stock, each of which will accelerate vesting upon a termination of Mr. Pierno's employment by the Company without cause or by Mr. Pierno for good reason.

(8)
Represents vesting acceleration set forth in (7) above plus Mr. Pierno's unvested restricted stock award of 2,406 shares of our common stock granted on February 21, 2013, and unvested restricted stock award of 15,050 shares of our common stock granted on February 14, 2014, that would accelerate vesting upon change in control of our company and a termination of Mr. Pierno's employment by the Company without cause or by Mr. Pierno for good reason, as defined above, within one year of the change in control event.

(9)
Mr. Pierno was eligible for the 2013 LTIP award earned and approved for payout on or before February 15, 2015. The 2013 LTIP value in this chart represents the actual cash and equity award value as earned and approved, with the performance stock awards valued at the closing stock price of $9.32 on the date of grant, February 2, 2015.

(10)	In connection with his termination without cause effective April 1, 2015, Mr. Ludwig received severance payments consistent with this table.

(11)
Represents a severance payment equal to 12 months of Mr. Ludwig's base salary in the amount of $283,000; $20,634 in COBRA premium costs paid on his behalf for 12 months; a lump sum payment of $295 for 12 months of basic life insurance and AD&D premiums; $5,750 in outplacement services; $57,800 in bonus payment earned as of December 31, 2014; and $8,701 in cash incentives for his participation in the EIPCS.

(12)
Represents vesting acceleration for unvested restricted stock award of 236 shares of our common stock granted on May 26, 2011, unvested restricted stock award of 952 shares of our common stock, granted on February 23, 2012, and unvested restricted stock award of 1,353 shares of our common stock granted on February 21, 2013, unvested restricted stock award of 6,271 shares of our common stock granted on February 14, 2014, plus unvested options to purchase 1,642 shares of our common stock with an exercise price of $8.95, which would accelerate vesting upon change in control of our company and a termination of Mr. Ludwig's employment by the Company without cause or by Mr. Ludwig for good reason, as defined above, within one year of the change in control event.

(13)
Mr. Ludwig was eligible for the 2013 LTIP award earned and approved for payout on or before February 15, 2015. The 2013 LTIP value in this chart represents the actual cash and equity award value as earned and approved, with the performance stock awards valued at the closing stock price of $9.32 on the date of grant, February 2, 2015.

(14)
In connection with his termination without cause effective November 17, 2014, Mr. Na received severance payments consistent with this table. All equity grants awarded during Mr. Na's tenure were canceled prior to December 31, 2014 based on his stock award agreement.

(15)
Represents a severance payment equal to 12 months of Ms. Verses' base salary in the amount of $340,000; a lump sum payment of $313 for 12 months of basic life insurance and AD&D premiums; $5,750 in outplacement services; and $181,019 in bonus payment earned as of December 31, 2014. Ms. Verses is not enrolled in our health and welfare benefits programs and therefore would not receive any COBRA continuation.

(16)
Represents acceleration of Ms. Verses' unvested restricted stock award of 4,798 shares of our common stock, granted on October 5, 2011, plus unvested restricted stock of 609 shares of our common stock, granted on February 23, 2012, which will accelerate vesting upon a termination of Ms. Verses' employment by the Company without cause or by Ms. Verses for good reason.

(17)
Represents vesting acceleration set forth in (17) above plus unvested options to purchase 1,576 shares of our common stock, granted on February 23, 2012, with an exercise price of $8.95 per share, plus Ms. Verses' unvested restricted stock of 2,406 shares of our common stock, granted on February 21, 2013, and unvested restricted stock of 10,033 shares of our common stock, granted on February 14, 2014, that would accelerate vesting upon change in control of our company and a termination of Ms. Verses' employment by the Company without cause or by Ms. Verses for good reason, as defined above, within one year of the change in control event.

(18)
Ms. Verses was eligible for the 2013 LTIP award earned and approved for payout on or before February 15, 2015. The 2013 LTIP value in this chart represents the actual cash and equity award value as earned and approved, with the performance stock awards valued at the closing stock price of $9.32 on the date of grant, February 2, 2015.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Policy

We have adopted a compensation policy under which our non-employee directors receive an annual retainer for Board and committee membership, as well as additional fees for attending certain Board and committee meetings. An additional retainer is also provided to individuals who serve as chair of a committee or the Board. Mr. Swad, who served as our President and Chief Executive Officer through 2014 and until April 1, 2015, received no additional compensation for his service on our Board of Directors. Similarly, Mr. Hass as of the time of his appointment as Interim President and Chief Executive Officer on April 1, 2015 will not receive additional compensation for his service on our Board of Directors. The Corporate Governance and Nominating Committee regularly monitors the compensation of our Board of Directors in relation to the market and our peer data. In May 2014, the committee reviewed the Board of Directors' compensation, utilizing market data previously provided by Exequity and made adjustments, to the compensation as presented below.

The current non-employee director compensation policy provides that each non-employee director will receive the following compensation for Board and committee services:

•	an annual retainer for Board membership of $40,000 paid in cash or restricted stock units ("RSUs") at the choice of the director;

•	an annual retainer of $50,000 for chairing the Board of Directors, paid in cash or RSUs at the election of the Chairman of the Board;

•
an annual cash retainer of $20,000 for chairing the Audit Committee and $15,000 for chairing the Compensation Committee, the Corporate Governance and Nominating Committee, or the Product and Technology Committee;

•
an annual cash retainer of $10,000 for each Audit Committee member and $7,500 for each Compensation Committee member, each Corporate Governance and Nominating Committee member, and each Product and Technology Committee member;

•
the members and chairmen of any new committees that may be formed will be paid the same amounts as the members and chairmen of the Compensation Committee, the Corporate Governance and Nominating Committee;

•	$1,250 cash payment for each Board of Directors meeting, in excess of twelve per year, attended in person or by telephone lasting more than one hour;

•	$1,250 cash payment for each meeting of a committee, in excess of twelve per year, attended in person or by telephone lasting more than one hour; and

•	an annual grant of equity with a fair market value as of the date of grant of $110,000 comprised of:

•	50% stock options vesting quarterly over one year conditioned upon the director's continued service on our Board of Directors during that year; and

•	50% RSUs, which are fully vested upon issuance and will be paid out in shares of our common stock when the recipient director terminates his or her service on our Board of Directors.

Non-employee directors are encouraged to accumulate stock ownership, including ownership of RSUs, equal in value to three times the annual retainer for Board membership within three years of their appointment to the Board of Directors. All of our directors have achieved or are on course to achieve this threshold based on the applicable tenure of and payment to the individual directors.

Non-Employee Director Compensation Table

The following table summarizes the compensation of each non-employee member of our Board of Directors for the fiscal year ended December 31, 2014:

Name	Fees Earned (Services Rendered in 2014) ($)	Option Awards ($)(1)		Restricted Stock Unit Awards ($)(1)		Total ($)
James P. Bankoff	59,828	54,997	(2)	54,994	(3)	169,819
Phillip A. Clough (4)	13,461		(4)		(4)	13,461
John T. Coleman (4)	23,075		(4)		(4)	23,075
Laurence Franklin (5)	61,250	54,997	(2)	54,994	(3)	171,241
Patrick W. Gross	71,432	54,997	(2)	104,995	(7)	231,424
A. John Hass (6)	6,834	27,743	(8)	27,726	(9)	62,303
Marguerite W. Kondracke	53,076	54,997	(2)	54,994	(3)	163,067
Caroline J. Tsay	1,522	23,203	(10)	23,198	(11)	47,923
Laura L. Witt	61,432	54,997	(2)	54,994	(3)	171,423
Steven P. Yankovich	11,169	34,053	(12)	34,048	(13)	79,270
_________________________

(1)
Represents the aggregate grant date fair value for option awards and RSU awards granted in the applicable year, computed in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC 718"). Information about the assumptions used to value these awards can be found in Note 10 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

(2)
Represents options to acquire 9,571 shares of common stock granted on May 20, 2014 at an exercise price of $9.42 per share, which was the closing price per share of our common stock on the NYSE on the grant date. These options vest in four equal quarterly installments from the date of grant.

(3)
Represents 5,838 RSUs granted on May 20, 2014. The RSUs were fully vested upon grant and will be paid out in shares of our common stock when the recipient director terminates his or her service on our Board of Directors.

(4)	Messrs. Clough and Coleman resigned from our Board effective as of May 19, 2014 and, therefore, only received cash compensation for a partial year of service and no equity grant.

(5)	Cash payments were made directly to LF Enterprises LLC.

(6)
Mr. Hass was a non-employee director in 2014. Effective April 1, 2015, the Board of Directors appointed him as Interim President and Chief Executive Officer, at which time he became an employee of the Company.

(7)
Represents 11,146 RSUs granted on May 20, 2014. The RSUs were fully vested upon grant and will be paid out in shares of our common stock when Mr. Gross terminates his service on our Board of Directors.

(8)
Represents options to acquire 5,031 shares of common stock granted on November 18, 2014 at an exercise price of $9.04 per share, which was the closing price per share of our common stock on the NYSE on the grant date. These options vest in four equal quarterly installments from the date of grant.

(9)
Represents 3,067 RSUs granted on November 18, 2014. The RSUs were fully vested upon grant and will be paid out in shares of our common stock when Mr. Hass terminates his service on our Board of Directors.

(10)
Represents options to acquire 3,509 shares of common stock granted on December 18, 2014 at an exercise price of $10.84 per share, which was the closing price per share of our common stock on the NYSE on the grant date. These options vest in four equal quarterly installments from the date of grant.

(11)
Represents 2,140 RSUs granted on December 18, 2014. The RSUs were fully vested upon grant and will be paid out in shares of our common stock when the recipient director terminates his or her service on our Board of Directors.

(12)
Represents options to acquire 6,783 shares of common stock granted on October 6, 2014 at an exercise price of $8.23 per share, which was the closing price per share of our common stock on the NYSE on the grant date. These options vest in four equal quarterly installments from the date of grant.

(13)
Represents 4,137 RSUs granted on October 6, 2014. The RSUs were fully vested upon grant and will be paid out in shares of our common stock when the recipient director terminates his or her service on our Board of Directors.

Outstanding Option and RSU Awards for Non-Employee Directors at December 31, 2014

The following table provides information on the outstanding stock options and RSUs held by our non-employee directors as of December 31, 2014.

Name	Aggregate Number of Shares Subject to Outstanding Options (#)	Aggregate Number of Shares Subject to Outstanding RSUs (#)
James P. Bankoff	17,476	10,816
Laurence Franklin	60,340	22,675
Patrick W. Gross	62,470	36,896
A. John Hass (1)	5,031	3,067
Marguerite W. Kondracke	23,976	14,613
Caroline J. Tsay	3,509	2,140
Laura L. Witt	29,970	18,000
Steven P. Yankovich	6,783	4,137
___________________________

(1)
Mr. Hass was a non-employee director in 2014. Effective April 1, 2015, the Board of Directors appointed him as Interim President and Chief Executive Officer, at which time he became an employee of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Table

The following table shows shares of our common stock that, to our knowledge, are owned as of April 21, 2015 by:

•	each of our named executive officers (as defined in "Compensation Discussion and Analysis");

•	each director and nominee;

•	all current directors, nominees and executive officers as a group; and

•	each stockholder beneficially owning more than 5% of our common stock.

Unless indicated in the notes to the table, to our knowledge each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Unless indicated in the notes, the address of each beneficial owner is c/o Rosetta Stone Inc., 1919 North Lynn Street, 7th Floor, Arlington, Virginia 22209.

We calculated the percentage of shares outstanding based on shares of common stock outstanding on April 21, 2015. In accordance with SEC regulations, we also include (1) shares subject to options that are currently exercisable or will become exercisable within 60 days of April 21, 2015, and (2) shares issuable upon settlement of RSUs that are vested, or will become vested within 60 days of April 21, 2015. Those shares are deemed to be outstanding and beneficially owned by the person holding such options or RSUs for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers:
Stephen M. Swad (1)	653,098	2.9%
Thomas M. Pierno (2)	110,364	*
Eric B. Ludwig (3)	25,658	*
Christian S. Na (4)	—	*
Judy K. Verses (5)	116,151	*
Directors:
James P. Bankoff (6)	28,292	*
Laurence Franklin (7)	83,015	*
Patrick W. Gross (8)	205,235	*
A. John Hass (9)	125,182	*
Marguerite W. Kondracke (10)	38,589	*
David Nierenberg (11)	1,514,875	6.8%
Caroline J. Tsay (12)	3,018	*
Laura L. Witt (13)	47,970	*
Steven P. Yankovich (14)	7,528	*
All current directors, nominees and executive officers as a group (12 people)	2,308,103	10.1%
Other 5% Stockholders:
Ariel Investments, LLC (15)	3,849,669	17.3%
Nierenberg Investment Management Company, Inc. (11)	1,514,875	6.8%
Osmium Partners, LLC (16)	1,980,247	8.9%
Roumell Asset Management, LLC (17)	1,123,850	5%
_______________________________________
* Indicates ownership of 1% or less.

(1)
Includes 298,769 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015. Also includes 103,069 shares of restricted stock for which forfeiture restrictions are scheduled to lapse when Mr. Swad's employment with the Company ends on May 1, 2015. Mr. Swad served as our President and Chief Executive Officer until April 1, 2015.

(2)
Includes 54,880 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015. Also includes 38,796 shares of restricted stock that continue to be subject to forfeiture restrictions.

(3)
Mr. Ludwig served as our Senior Vice President, Consumer until his employment with the Company ended on April 1, 2015. As of that date, all of his unvested restricted common stock and unvested stock options were forfeited. Includes 12,241 shares of our common stock subject to vested options which were exercisable within 60 days of April 1, 2015.

(4)	Mr. Na's last day of employment with the Company was November 17, 2014. As of that date all of his shares of restricted common stock and options were forfeited.

(5)
Includes 64,060 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015. Also includes 29,567 shares of restricted stock that continue to be subject to forfeiture restrictions.

(6)
Includes 17,476 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015 and 10,816 shares of common stock underlying vested RSUs that will be issued to Mr. Bankoff upon the termination of his service on the Board.

(7)
Includes 60,340 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015, and 22,675 shares of common stock underlying vested RSUs that will be issued to Mr. Franklin upon the termination of his service on the Board.

(8)
Includes 62,470 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015 and 36,896 shares of common stock underlying vested RSUs that will be issued to Mr. Gross upon the termination of his service on the Board. Also includes 73,501 shares owned by Mr. Gross' spouse and 32,368 shares owned by the Stephanie Gross Trust as to which Mr. Gross disclaims beneficial ownership.

(9)
Includes 76,515 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015 and 3,067 shares of common stock underlying vested RSUs that will be issued to Mr. Hass upon the termination of his service on the Board. Also includes 45,600 shares of restricted stock that continue to be subject to forfeiture restrictions. Mr. Hass became our Interim President and Chief Executive Officer as of April 1, 2015.

(10)
Includes 23,976 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015 and 14,613 shares of common stock underlying vested RSUs that will be issued to Ms. Kondracke upon the termination of her service on the Board.

(11)
Includes 1,080 shares of common stock underlying vested RSUs (the "Nierenberg RSUs") that will be issued to Mr. Nierenberg upon the termination of his service on the Board. Also includes shares of common stock owned by The D3 Family Fund, L.P. ("Family Fund"), The D3 Family Bulldog Fund, L.P. ("Bulldog Fund"), and The DIII Offshore Fund, L.P. ("Offshore Fund"), for which the Nierenberg Investment Management Company, Inc. ("NIMCO") and the Nierenberg Investment Management Offshore, Inc. ("NIMO") serve as general partners. Mr. Nierenberg serves as the President of NIMCO and NIMO. Under the partnership agreements governing the funds, all compensation payable to Mr. Nierenberg for his Board service, including the Nierenberg RSUs, is required to be assigned to the funds. Accordingly, the Nierenberg RSUs are deemed to be owned indirectly by the Family Fund and the Bulldog Fund. Mr. Nierenberg has shared voting and investment power over all the shares reported. See also the Schedule 13D/A filed with the SEC on April 17, 2015 by the Family Fund, the Bulldog Fund, the Offshore Fund, NIMCO, NIMO and Mr. Nierenberg, whose address is The D3 Family Funds, 19605 N.E. 8th Street, Camas, Washington 98607.

(12)
Includes 878 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015 and 2,140 shares of common stock underlying vested RSUs that will be issued to Ms. Tsay upon the termination of her service on the Board.

(13)
Includes 29,970 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015 and 18,000 shares of common stock underlying vested RSUs that will be issued to Ms. Witt upon the termination of her service on the Board.

(14)
Includes 3,391 shares of our common stock subject to options which are exercisable within 60 days of April 21, 2015 and 4,137 shares of common stock underlying vested RSUs that will be issued to Mr. Yankovich upon the termination of his service on the Board.

(15)	Ownership information is based on the Schedule 13G/A filed with the SEC on February 13, 2015 by Ariel Investments, LLC, whose address is 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601.

(16)
Ownership information is based on the Form 13D/A filed with the SEC on March 6, 2015 by Osmium Partners, LLC, Osmium Capital, LP, Osmium Capital II, LP, Osmium Spartan, LP, Osmium Diamond, LP, Osmium Special Opportunity Fund, LP and John H. Lewis, whose address is Osmium Partners, LLC, 300 Drakes Landing Road, Suite 172, Greenbrae, California 94904, Attention: John H. Lewis. For voting arrangements between the Company and Osmium parties, see “Nomination and Standstill Agreement and Appointment of A. John Hass III to the Board of Directors” in Part III, Item 10 of this Amendment No. 1.

(17)
Ownership information is based on Schedule 13G filed with the SEC on February 9, 2015 by Roumell Asset Management, LLC and James C. Roumell, whose address is 2 Wisconsin Circle, Suite 660, Chevy Chase, MD 20815.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth the following information as of December 31, 2014 for (1) all equity compensation plans previously approved by our stockholders and (2) all equity compensation plans not previously approved by our stockholders.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of such outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1))
Equity compensation plans approved by security holders	158,084	(2)	9.13	(3)		(4)
	1,856,049	(5)	13.59	(3)
	124,506	(6)	—		2,459,154	(7)
Equity compensation plans not approved by security holders	—		—		—
_________________________

(1)
As of February 27, 2015, the Company had 1,706,806 shares remaining available for grant under its equity compensation plans and the following equity awards were outstanding: 2,597,416 stock options, with a weighted average exercise price of $12.44 and a weighted average remaining term of 8 years, as well as 704,627 Full Value Awards, which consisted of 580,121 restricted stock awards and 124,506 RSUs.

(2)	Represents nonqualified stock options outstanding under the Rosetta Stone Inc. 2006 Stock Incentive Plan.

(3)	Represents the weighted-average exercise price of the outstanding nonqualified stock options, excluding the RSUs which can be exercised for no consideration.

(4)
In addition to our 2009 Plan, we maintain the Rosetta Stone Inc. 2006 Stock Incentive Plan, which was previously approved by our stockholders in 2006 prior to our initial public offering. No new awards will be made under the 2006 plan and awards that are forfeited will not be made available for future awards.

(5)	Represents nonqualified stock options outstanding under the Rosetta Stone Inc. Amended and Restated 2009 Omnibus Incentive Plan.

(6)	Represents RSU awards outstanding under the Amended and Restated 2009 Omnibus Incentive Plan.

(7)	Represents number of securities available for award under the Amended and Restated 2009 Omnibus Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a participant and in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described elsewhere in this Amendment No. 1, and as set forth below.

Procedures for Related-Party Transactions

Under our Code of Conduct and our policy governing related-party transactions, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us. In addition, they must report any potential conflict of interest, including related-party transactions, to their managers and/or our General Counsel and Secretary who then reviews and summarizes the proposed transaction for our Audit Committee. Pursuant to its charter and our policy governing related-party transactions, our Audit Committee must then approve any related-party transactions, including those transactions involving our directors. In approving or rejecting such proposed transactions, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to our Audit Committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director's independence. Our Audit Committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion. A copy of our Code of Conduct and Audit Committee charter may be found at our corporate website, www.rosettastone.com. During fiscal 2014, all transactions that were potentially subject to the Audit Committee’s policies and procedures described above were reviewed and approved or ratified by the Audit Committee.

DIRECTOR INDEPENDENCE

Our Board of Directors reviewed the independence of each director in February 2015 and considered whether any director had or has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that all of our directors, other than our then President and Chief Executive Officer, Stephen M. Swad, were "independent directors" and meet the independence requirements under the listing standards of the NYSE and rules and regulations of the SEC. All members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent.

Since the time of its independence review, Mr. Swad resigned as a director and as President and Chief Executive Officer, and Mr. Hass has been appointed as our Interim President and Chief Executive Officer. Accordingly, Mr. Hass is no longer independent. At the time of his appointment, Mr. Hass also resigned from the Audit Committee and the Compensation Committee of the Board of Directors. Mr. Nierenberg was appointed as a director in April 2015, and the Board of Directors has determined that he is independent.

Our Corporate Governance Guidelines provide that the non-management directors will regularly meet in executive session, without management present. As required under applicable NYSE listing standards, in the year ended December 31, 2014, our non-management directors met in regularly scheduled executive sessions at which only non-management directors were present. Mr. Gross presided over these sessions. Mr. Gross is an "independent director" and meets the independence requirements under the listing standards of the NYSE.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table shows fees and expenses that we paid (or accrued) for professional services rendered by Deloitte for the years ended December 31, 2013 and 2014:

Fee Category	Year Ended December 31, 2013 ($)	Year Ended December 31, 2014 ($)
Audit Fees	1,408,911	1,602,387
Audit-Related Fees	126,369	26,713
Tax Fees	—	—
All Other Fees	—	—
Total	1,535,280	1,629,100

Audit Fees    These fees consist of amounts for professional services rendered in connection with the integrated audit of our financial statements and internal control over financial reporting, review of the interim financial statements included in quarterly reports, and statutory and regulatory filings or engagements.

Audit-Related Fees    These fees consist of amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under "Audit Fees."

Tax Fees    These fees consist of amounts paid for federal, state, local and foreign tax compliance, tax advice and tax planning and related matters.

All Other Fees    These fees consist of all other amounts we paid to Deloitte during the applicable period relating to various merger and acquisition activities.

Our Audit Committee's Policy on Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm    It is the policy of our Audit Committee to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm on a case-by-case basis. The Audit Committee authorizes specific projects within categories of services, subject to a budget for each project. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The independent auditor and management periodically report to the Audit Committee the actual fees incurred versus the pre-approved budget. All audit contracts that were entered into in 2014 were pre-approved by the Audit Committee.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

1. The financial statements are included in Item 8 of the Original Filing.
2. The financial statement schedules are included in Item 8 of the Original Filing.
3. The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the “Index to Exhibits for Rosetta Stone 10-K/A.”

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSETTA STONE INC.
By:	/s/ A. JOHN HASS
A. John Hass
Interim President and Chief Executive Officer

Date: April 29, 2015

INDEX TO EXHIBITS FOR ROSETTA STONE 10-K/A

		Index to exhibits
3.1	(1)	Second Amended and Restated Certificate of Incorporation.
3.2	(1)	Second Amended and Restated Bylaws.
4.1	(1)	Specimen certificate evidencing shares of common stock.
4.2	(1)	Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1	+(1)	2006 Incentive Option Plan.
10.2	+(2)	2009 Omnibus Incentive Plan, as amended and restated effective February 13, 2014.
10.3	+(1)	Director Form of Option Award Agreement under the 2006 Plan.
10.4	+(1)	Executive Form of Option Award Agreement under the 2006 Plan.
10.5	+(10)	Executive Form of Option Award Agreement under the 2009 Plan.
10.6	+(10)	Director Form of Option Award Agreement under the 2009 Plan.
10.7	(1)	Form of Indemnification Agreement entered into with each director and executive officer.
10.8	(1)	Lease Agreement dated as of February 20, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended.
10.9	(1)	Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd.
10.10	(1)	Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons Ltd. dated as of December 22, 2006.***
10.11	+(1)	Form of Restricted Stock Award Agreement under the 2009 Plan.
10.12	+(10)	Director Form of Restricted Stock Unit Award Agreement under the 2009 Plan.
10.13	+(3)	Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of November 9, 2010.
10.14	+(4)	Executive Employment Agreement between Rosetta Stone Ltd. and Judy Verses effective as of October 5, 2011.
10.15	+(4)	Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of December 22, 2011.
10.16	+(4)	Second Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of February 22, 2012.
10.17	+(4)	Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.18	+(4)	Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011.
10.19	+(5)	Executive Employment Agreement between Rosetta Stone Ltd. and Thomas Pierno effective as of May 2, 2012.
10.20	(6)	First Amendment to Sublease Agreement with The Corporate Executive Board, dated as of November 1, 2012.
10.21	(7)	Agreement and Plan of Merger among Rosetta Stone Ltd., Liberty Merger Sub Inc., LiveMocha, Inc., and Shareholder Representative Services LLC., dated April 1, 2013.
10.22	(8)	Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, executed on October 28, 2014.
10.23	+(10)	2014 Executive Bonus Plan.
10.24	+(10)	2013 Rosetta Stone Inc. Long Term Incentive Program (pursuant to the Rosetta Stone Inc. 2009 Omnibus Incentive Plan).
10.25	+(10)	Form of Award Agreement under the 2013 Long Term Incentive Program.
10.26	+(10)	Policy on Recoupment of Performance Based Compensation (Clawback Policy).
10.27	(10)	Sub-Sublease Agreement dated as of April 3, 2014, by and between Rosetta Stone Ltd. and The Corporate Executive Board Company.

		Index to exhibits
10.28	+(10)	Executive Employment Agreement between Rosetta Stone Ltd. and Christian Na effective as of June 2, 2014.
10.29	+(10)	Agreement and General Release between Rosetta Stone Ltd. and Christian Na effective as of December 2, 2014.
10.30	+(10)	Executive Employment Agreement between Rosetta Stone Ltd. and Eric Ludwig effective as of January 1, 2015.
10.31	+(10)	Director Agreement between Rosetta Stone Inc. and Arthur John Hass effective as of November 18, 2014.
10.32	(9)
Nomination and Support Agreement between John H. Lewis, Osmium Partners, LLC, Osmium Capital, LP, Osmium Capital II, LP, Osmium Spartan, LP, Osmium Diamond, LP, Osmium Special Opportunity Fund, LP, and Rosetta Stone Inc. effective as of November 18, 2014.

21.1	(10)	Rosetta Stone Inc. Subsidiaries.
23.1	(10)	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	(10)	Power of Attorney.
31.1	(10)	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
31.2	(10)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
32.1	(10)	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(10)	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	(10)	Interactive Data Files.
_______________________________________________________________________________

***    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+    Identifies management contracts and compensatory plans or arrangements.

(1)	Incorporated by reference to exhibit filed with Rosetta Stone's registration statement on Form S-1, as amended (File No. 333-153632), as amended.

(2)	Incorporated by reference to Exhibit 99.1 filed with Rosetta Stone's registration statement on Form S-8 filed on December 17, 2014 (File No. 333-201025).

(3)	Incorporated by reference to Exhibit 10.1 filed with Rosetta Stone's Current Report on Form 8-K filed on October 13, 2010.

(4)	Incorporated by reference to exhibit filed with Rosetta Stone's Form 10-K for the fiscal year ended December 31, 2011.

(5)	Incorporated by reference to Exhibit 10.1 filed with Rosetta Stone's Current Report on Form 8-K filed on May 1, 2012.

(6)	Incorporated by reference to Exhibit 10.23 filed with Rosetta Stone's Form 10-K for the fiscal year ended December 31, 2012.

(7)	Incorporated by reference to Exhibit 2.1 filed with Rosetta Stone's Current Report on Form 8-K filed on April 2, 2013.

(8)	Incorporated by reference to Exhibit 99.3 filed with Rosetta Stone's Current Report on Form 8-K filed on October 29, 2014.

(9)	Incorporated by reference to Exhibit 10.1 filed with Rosetta Stone's Current Report on Form 8-K filed on November 19, 2014.

(10)	Incorporated by reference to Rosetta Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 16, 2015.

ANNEX A

This Amendment No. 1 contains non-GAAP financial measures under SEC rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States.” The non-GAAP financial measures presented may not be comparable to those used by other companies.

Bookings means executed sales contracts by the Company that are either recorded immediately as revenue or as deferred revenue.

Reconciliation of Revenue to Bookings
(in thousands)
(unaudited)

	Twelve Months Ended December 31,
	2014	2013
Total Revenue	$261,853	$264,645
Change in Deferred Revenue	47,108	13,490
Total Bookings	$308,961	$278,135

Adjusted EBITDA is GAAP net income or loss plus interest income and expense, other income/expense, income tax benefit and expense, depreciation, amortization, goodwill impairment, and stock-based compensation expenses, plus the change in deferred revenue excluding increases in deferred revenue from acquisitions less the change in deferred commissions. Adjusted EBITDA excludes any items related to the litigation with Google Inc., restructuring and related wind down costs, severance costs, and transaction and other costs associated with mergers and acquisitions. Adjusted EBITDA for prior periods has been revised to conform to the current definition.

Reconciliation of GAAP Net Loss to Adjusted EBITDA
(in thousands)
(unaudited)

	Twelve Months Ended December 31,
	2014	2013
GAAP net loss	$(73,706)	$(16,134)
Interest expense/(income), net	216	(56)
Other expense/(income)	1,129	(368)
Income tax expense/(benefit)	(6,489)	(1,884)
Depreciation and amortization	13,800	8,968
Depreciation related to restructuring	104	667
Impairment	20,333	—
Stock-based compensation	6,762	9,241
Other EBITDA adjustments	10,190	6,014
Change in deferred revenue	47,108	13,490
Change in deferred commission	(7,214)	(4,245)
Adjusted EBITDA	$12,233	$15,693

Operating EBITDA means GAAP net income or loss plus interest expense, income tax expense, depreciation, amortization, and stock-based compensation expenses, plus the change in deferred revenues.