Form 10-Q
period 2015-03-31
ROSETTA STONE INC
filed 2015-05-06
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
Commission file number: 1-34283
Rosetta Stone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	043837082 (I.R.S. Employer Identification No.)
1919 North Lynn St., 7th Fl. Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

703-387-5800
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
As of April 30, 2015, there were 21,610,589 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$45,924	$64,657
Restricted cash	106	123
Accounts receivable (net of allowance for doubtful accounts of $1,410 and $1,434, at March 31, 2015 and December 31, 2014, respectively)	50,909	76,757
Inventory, net	8,408	6,500
Deferred sales commissions	10,678	10,740
Prepaid expenses and other current assets	6,258	5,038
Income tax receivable	895	464
Total current assets	123,178	164,279
Deferred sales commissions	4,318	4,362
Property and equipment, net	25,019	25,277
Goodwill	56,402	58,584
Intangible assets, net	32,203	34,377
Other assets	1,787	1,525
Total assets	$242,907	$288,404
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,071	$19,548
Accrued compensation	12,981	14,470
Obligations under capital lease	361	594
Other current liabilities	44,914	56,157
Deferred revenue	88,589	95,240
Total current liabilities	161,916	186,009
Deferred revenue	31,634	32,929
Deferred income taxes	1,810	1,554
Obligations under capital lease	2,722	3,154
Other long-term liabilities	1,087	1,313
Total liabilities	199,169	224,959
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,268 and 22,936 shares issued and 22,268 and 21,936 shares outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	179,878	178,554
Accumulated loss	(122,882)	(102,998)
Accumulated other comprehensive loss	(1,825)	(678)
Treasury stock, at cost, 1,000 and 1,000 shares at March 31, 2015 and December 31, 2014, respectively	(11,435)	(11,435)
Total stockholders' equity	43,738	63,445
Total liabilities and stockholders' equity	$242,907	$288,404

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$19,974	$32,371
Subscription and service	38,468	28,394
Total revenue	58,442	60,765
Cost of revenue:
Cost of product revenue	5,637	7,824
Cost of subscription and service revenue	5,665	4,347
Total cost of revenue	11,302	12,171
Gross profit	47,140	48,594
Operating expenses:
Sales and marketing	40,150	39,096
Research and development	8,972	8,773
General and administrative	15,754	16,054
Impairment	291	2,199
Lease abandonment and termination	—	3,571
Total operating expenses	65,167	69,693
Loss from operations	(18,027)	(21,099)
Other income and (expense):
Interest income	4	5
Interest expense	(88)	(56)
Other income and (expense)	(1,581)	226
Total other income and (expense)	(1,665)	175
Loss before income taxes	(19,692)	(20,924)
Income tax expense (benefit)	192	(683)
Net loss	$(19,884)	$(20,241)
Loss per share:
Basic	$(0.95)	$(0.96)
Diluted	$(0.95)	$(0.96)
Common shares and equivalents outstanding:
Basic weighted average shares	21,018	21,125
Diluted weighted average shares	21,018	21,125

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(19,884)	$(20,241)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(1,147)	(364)
Other comprehensive loss	(1,147)	(364)
Comprehensive loss	$(21,031)	$(20,605)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,884)	$(20,241)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,287	1,406
Loss on foreign currency transactions	1,372	—
Bad debt expense	410	957
Depreciation and amortization	3,350	3,434
Deferred income tax expense (benefit)	295	(756)
Loss (gain) on disposal of equipment	(1)	106
Amortization of debt issuance costs	32	—
Loss on impairment	291	2,199
Net change in:
Restricted cash	17	60
Accounts receivable	24,546	17,916
Inventory	(1,957)	(1,034)
Deferred sales commissions	59	(1,377)
Prepaid expenses and other current assets	(1,322)	536
Income tax receivable	(444)	(639)
Other assets	(314)	690
Accounts payable	(4,401)	512
Accrued compensation	(1,146)	(8,123)
Other current liabilities	(9,041)	(9,461)
Other long-term liabilities	(225)	(172)
Deferred revenue	(6,231)	358
Net cash used in operating activities	(13,307)	(13,629)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,382)	(1,366)
Decrease in restricted cash for Vivity acquisition	—	12,314
Acquisitions, net of cash acquired	(1,688)	(40,161)
Net cash used in investing activities	(4,070)	(29,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	37	454
Payment of financing fees	(27)	—
Payments under capital lease obligations	(282)	(61)
Net cash (used in) provided by financing activities	(272)	393
Decrease in cash and cash equivalents	(17,649)	(42,449)
Effect of exchange rate changes in cash and cash equivalents	(1,084)	(402)
Net decrease in cash and cash equivalents	(18,733)	(42,851)
Cash and cash equivalents—beginning of period	64,657	98,825
Cash and cash equivalents—end of period	$45,924	$55,974
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$57	$56
Income taxes	$463	$820
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$732	$353
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning, literacy and brain fitness solutions consisting of perpetual software products, web-based software subscriptions, online and professional services, audio practice tools and mobile applications. The Company's offerings are sold on a direct basis and through third party resellers, distributors and select retailers. The Company provides its solutions to customers through the sale of packaged software and web-based software subscriptions, domestically and in certain international markets.
On March 11, 2015, the Company announced a plan (the "2015 Restructuring Plan") to accelerate and prioritize our focus on satisfying the needs of more serious Corporate and K-12 learners, and emphasizing those who need to speak and read English. In the first quarter of 2015, the Company began reductions to areas including consumer sales and marketing, consumer product investment, and general and administrative costs. See Note 2 "Summary of Significant Accounting Policies," Note 13 "Restructuring," Note 16 "Segment Information" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part 1 for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015. The March 31, 2015 consolidated balance sheet included herein includes account balances as of December 31, 2014 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at March 31, 2015 and December 31, 2014, the Company’s results of operations for the three months ended March 31, 2015 and 2014 and its cash flows for the three months ended March 31, 2015 and 2014 have been made. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to March 31, 2015 or to the three months ended March 31, 2015 and 2014 in the notes to the consolidated financial statements are unaudited.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns, stock-based compensation, restructuring costs, fair value of intangibles and goodwill, inventory reserve, sales reserves, disclosure of contingent assets and liabilities, disclosure of contingent litigation, and allowance for valuation of deferred tax assets. Actual results may differ from these estimates.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company's primary sources of revenue are web-based software subscriptions, online services, perpetual product software, and bundles of perpetual product software and short-term online services. The Company also generates revenue from the sale of audio practice products, mobile applications, and professional services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue is recorded net of discounts.
The Company identifies the units of accounting contained within sales arrangements in accordance with Accounting Standards Codification ("ASC") subtopic 605-25, Revenue Recognition - Multiple Element Arrangements (“ASC 605-25”). In doing so, the Company evaluates a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain perpetual software products and related services, the Company allocates the total arrangement consideration to its deliverables based on vendor-specific objective evidence of fair value, or vendor-specific objective evidence ("VSOE"), in accordance with ASC subtopic 985-605-25, Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a substantial portion of its consumer revenue from the CD and digital download formats of the Rosetta Stone language-learning product which is typically a multiple-element arrangement that includes two deliverables: the perpetual software, delivered at the time of sale, and the short-term online service, which is considered a software-related element. The online service includes short-term access to conversational coaching services. Because the Company only sells perpetual language-learning software on a stand-alone basis in its homeschool version, the Company does not have a sufficient concentration of stand-alone sales to establish VSOE for this element. Accordingly, the Company allocates the arrangement consideration using the residual method based on the existence of VSOE of the undelivered element, the short-term online service. The Company determines VSOE of the short-term online service by reference to the range of stand-alone renewal sales of the three-month online service. The Company reviews these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice.
For non-software multiple element arrangements the Company allocates revenue to all deliverables based on their relative selling prices. The Company's non-software multiple element arrangements primarily occur as sales to its Enterprise & Education customers. These arrangements can include web-based subscription services, audio practice materials and professional services or any combination thereof. The Company does not have a sufficient concentration of stand-alone sales of the various deliverables noted above to its Enterprise & Education customers, and therefore cannot establish VSOE for each deliverable. Third party evidence of fair value does not exist for the web-based subscription, audio practice and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, the Company determines the relative selling price of the web-based subscription, audio practice tools and professional services deliverables included in its non-software multiple-element arrangements using the best estimated selling price. The Company determines the best estimated selling price based on its internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on what each deliverable costs the Company.
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
The Company distributes its products and services both directly to the end customer and indirectly through resellers. Resellers earn commissions generally calculated as a fixed percentage of the gross sale to the end customer. The Company evaluates each of its reseller relationships in accordance with ASC subtopic 605-45, Revenue Recognition - Principal Agent Considerations (“ASC 605-45”) to determine whether the revenue recognized from indirect sales should be the gross amount of the contract with the end customer or reduced for the reseller commission. In making this determination the Company evaluates a variety of factors including whether it is the primary obligor to the end customer. Revenue is recorded net of taxes.
Revenue for online services and web-based subscriptions is recognized ratably over the term of the service or subscription period, assuming all revenue recognition criteria have been met. The CD and digital download formats of Rosetta Stone language-learning products are bundled with a short-term online service where customers are allowed to begin their

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

short-term online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. The short-term online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
Software products include sales to end user customers and resellers. In many cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For many product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. In other cases where packaged software products are sold to resellers on a consignment basis, revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with ASC subtopic 605-50, Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue at the time of sale.
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
In connection with packaged software product sales and web-based software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from the time of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenue is recognized together with the software product and web-based software subscription revenue. Costs associated with the technical support are accrued at the time of sale.
Sales commissions from non-cancellable web-based software subscription contracts are deferred and amortized in proportion to the revenue recognized from the related contract.
Restructuring Costs
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. In connection with this plan, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in our operating expense line items on the Statement of Operations.
Employee severance and related benefit costs primarily include cash payments, outplacement services, continuing health insurance coverage, and other benefits. Where no substantive involuntary termination plan previously exists, these severance costs are generally considered “one-time” benefits and recognized at fair value in the period in which a detailed plan has been approved by management and communicated to the terminated employees. Severance costs pursuant to ongoing benefit arrangements, including termination benefits provided for in existing employment contracts, are recognized when probable and reasonably estimable.
Contract termination costs include penalties to cancel certain service and license contracts. Contract termination costs are recognized at fair value in the period in which the contract is terminated in accordance with the contract terms.
Other related costs generally include external consulting and legal costs associated with the strategic shift in business focus of the Company’s Consumer business. Such costs are recognized at fair value in the period in which the costs are incurred.

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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of March 31, 2015. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company reviews a group of comparable industry-related companies and its own data to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing our own and peer group data, the Company also considers the contractual option term and vesting period when determining the expected option life and forfeiture rate. The Company estimates the expected term of options using a combination of peer company information and the simplified method for estimating the expected term. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
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
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(19,884)	$(20,241)
Foreign currency translation loss	(1,147)	(364)
Total comprehensive loss	$(21,031)	$(20,605)
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended March 31, 2015 and March 31, 2014 was $13.4 million and $15.7 million, respectively.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt the guidance and does not believe that the adoption of this guidance will have a material impact on the Company's financial statements and disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's financial statements and disclosures.

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
3. BUSINESS COMBINATIONS
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
All expenditures incurred in connection with the Vivity Labs Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Labs Merger were zero and $15,000 during the three months ended March 31, 2015 and 2014, respectively. The results of operations for Vivity have been included in the consolidated results of operations since January 2, 2014.
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
All expenditures incurred in connection with the Tell Me More Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Tell Me More Merger were zero and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. The results of operations for Tell Me More have been included in the consolidated results of operations since January 9, 2014.
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
Pro Forma Adjusted Summary
The results of Vivity and Tell Me More’s operations have been included in the consolidated financial statements subsequent to the acquisition dates.
The following schedule presents unaudited consolidated pro forma results of operations data as if the Vivity Labs and Tell Me More Mergers had occurred on January 1, 2013 (collectively "the Mergers"). This information does not purport to be indicative of the actual results that would have occurred if the Mergers had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Revenue	$58,650	$63,830
Net loss	$(19,660)	$(17,020)
Basic loss per share	$(0.94)	$(0.81)
Diluted loss per share	$(0.94)	$(0.81)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

The operations of Tell Me More have been integrated into the overall operations of the Company. The results of Tell Me More are reported within the results of the Company’s operating segments and are not recorded on a stand-alone basis. Therefore, it is impracticable to report revenue and earnings from Tell Me More for the three months ended March 31, 2015. Revenue and net loss from Vivity were $1.1 million and $0.6 million for the three months ended March 31, 2015, respectively.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net Loss	$(19,884)	$(20,241)
Denominator:
Weighted average number of common shares:
Basic	21,018	21,125
Diluted	21,018	21,125
Loss per common share:
Basic	$(0.95)	$(0.96)
Diluted	$(0.95)	$(0.96)
For the three months ended March 31, 2015 and 2014, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended March 31,
	2015	2014
Stock options	58,000	113,000
Restricted stock units	119,000	87,000
Restricted stocks	69,000	86,000
Total common stock equivalent shares	246,000	286,000

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$4,584	$3,163
Finished goods	3,824	3,337
Total inventory	$8,408	$6,500
6. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha, Inc. ("Livemocha") in April 2013, Lexia Learning Systems, Inc. ("Lexia") in August 2013, and the acquisitions of Vivity and Tell Me More in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles - Goodwill and other ("ASC 350"), or more frequently, if impairment indicators arise.
The following table shows the balance and changes in goodwill for the Company's operating segments for the three months ended March 31, 2015 (in thousands):

	Consumer	Enterprise & Education	Total
Balance as of December 31, 2014	$8,538	$50,046	$58,584
Effect of change in foreign currency rate	(699)	(1,483)	(2,182)
Balance as of March 31, 2015	$7,839	$48,563	$56,402
North America Consumer Language Goodwill Impairment
As discussed in more detail in Note 6 "Goodwill" to the Company’s 2014 audited consolidated financial statements, during the fourth quarter ended December 31, 2014, the Company determined sufficient indicators existed to require performance of an interim goodwill impairment analysis as of December 31, 2014 for the North America Consumer Language reporting unit. This indicator was due to reduced demand, sustained price declines, and the Company's overall change in long-term strategy to focus on the Enterprise & Education segment. In this interim goodwill impairment test, the second step of the goodwill impairment test was performed and resulted in the North America Consumer Language reporting unit having a negative implied fair value of goodwill. As a result, the Company recorded its best estimate of the goodwill impairment loss of $18.0 million, which represented a full impairment of North America Consumer Language’s goodwill. In the first quarter of 2015, the Company finalized the measurement of the impairment charge with no adjustment to the estimated impairment loss initially recorded in 2014.
Interim Impairment Review
The Company routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. All reporting units with remaining goodwill balances were evaluated to determine if a triggering event has occurred. As of March 31, 2015, the Company concluded that there are no indicators of impairment that would cause the Company to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment review.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark *	$12,453	$(1,087)	$11,366	$12,526	$(1,062)	$11,464
Core technology	15,303	(6,127)	9,176	15,890	(5,661)	10,229
Customer relationships	26,394	(14,862)	11,532	26,889	(14,344)	12,545
Website	12	(12)	—	12	(12)	—
Patents	300	(171)	129	300	(161)	139
Total	$54,462	$(22,259)	$32,203	$55,617	$(21,240)	$34,377
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of March 31, 2015, the carrying value of the tradename asset was $10.6 million.
Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Included in cost of revenue:
Cost of product revenue	$79	$—
Cost of subscription and service revenue	67	146
Total included in cost of revenue	146	146
Included in operating expenses:
Sales and marketing	725	933
Research and development	456	485
General and administrative	—	—
Total included in operating expenses	1,181	1,418
Total	$1,327	$1,564
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2015 and years thereafter (in thousands):

As of March 31, 2015
2015 - remaining	$3,855
2016	4,683
2017	4,214
2018	3,601
2019	1,532
Thereafter	3,710
Total	$21,595

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of March 31, 2015 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.
8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	March 31, 2015	December 31, 2014
Accrued marketing expenses	$23,354	$31,985
Accrued professional and consulting fees	3,571	2,804
Sales return reserve	2,660	3,570
Sales, withholding and property taxes payable	4,603	5,875
Accrued purchase price of business acquisition	—	1,688
Other	10,726	10,235
Total other current liabilities	$44,914	$56,157
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
All obligations under the credit facility are secured by a security interest on substantially all of the Company’s assets including intellectual property rights and by a stock pledge by the Company of 100% of its ownership interests in U.S. subsidiaries and 66% of its ownership interests in certain foreign subsidiaries.
The Company is subject to certain financial and restrictive covenants under the credit facility. The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. To date, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
The Company executed the First Amendment to the credit facility with the Bank effective March 31, 2015 and the Second Amendment to the credit facility with the Bank effective May 1, 2015. The Company is subject to certain covenants

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. FINANCING ARRANGEMENTS (Continued)

under the Loan and Security Agreement including financial covenants and limitations on indebtedness, encumbrances, investments and distributions and dispositions of assets, certain of which covenants were amended to reflect the revised outlook the Company previously communicated on the March 11, 2015 earnings conference call.
As of March 31, 2015, there were no borrowings outstanding and the Company was eligible to borrow the entire $25 million of available credit. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the three months ended March 31, 2015 and 2014, the Company acquired no equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of March 31, 2015
2015-remaining	$373
2016	492
2017	492
2018	485
2019	485
Thereafter	1,333
Total minimum lease payments	$3,660
Less amount representing interest	577
Present value of net minimum lease payments	$3,083
Less current portion	361
Obligations under capital lease, long-term	$2,722
10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2015 is based on the estimated annual effective tax rate for fiscal year 2015. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
As of March 31, 2015, the Company is under audit in the United States for the income tax years 2009 to 2012. Currently the Company expects the IRS audit to be completed in 2015 and will provide additional information at that time. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.
As of March 31, 2015 and December 31, 2014, the Company had $446,000 and $446,000, respectively, of unrecognized tax benefits, which if recognized, $51,000 would affect income tax expense. These liabilities for unrecognized tax benefits are presented as a reduction to the related deferred tax asset where appropriate and the remaining amount is included in “Income Taxes Payable.” Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision. As of

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

March 31, 2015, the Company had accrued approximately $28,000 in "Income Taxes Payable", compared to $26,000 as of December 31, 2014.
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of March 31, 2015, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended March 31, 2015 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of March 31, 2015, a valuation allowance was provided for the U.S., Korea, Japan, China, Hong Kong, Mexico, Spain, France and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of March 31, 2015 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of March 31, 2015, and December 31, 2014, the Company’s U.S. deferred tax liability was $3.8 million and $3.5 million, respectively, related to its goodwill and indefinite lived intangibles. As of March 31, 2015 the Company had foreign net deferred tax liabilities of $0.7 million compared to net deferred tax liabilities of $0.8 million at December 31, 2014.
For the three months ended March 31, 2015 the Company recorded an income tax expense of $0.2 million. The expense in the current period is made up of tax expense related to current year profits of operations in Germany, and foreign withholding taxes recorded during the period. Additionally, the tax expense relates to the tax impact of the amortization of indefinite lived intangibles and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities. These tax expenses are partially offset by tax benefits related to current year losses in the U.K. and Canada.
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
2009 Omnibus Incentive Plan
On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 of new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan.
Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. At March 31, 2015 there were 1,755,337 shares available for future grant under the 2009 Plan.
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
For the three months ended March 31, 2015 and 2014, the fair value of options granted was calculated using the following assumptions:

Three Months Ended March 31,
	2015	2014
Expected stock price volatility	62.6%-63.1%	63.7%-64.2%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.19%-1.57%	1.46%-1.72%

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2015	2014
Included in cost of revenue:
Cost of product revenue	$22	$—
Cost of subscription and service revenue	11	—
Total included in cost of revenue	33	—
Included in operating expenses:
Sales and marketing	361	428
Research and development	140	127
General and administrative	753	851
Total included in operating expenses	1,254	1,406
Total	$1,287	$1,406
Stock Options
The following table summarizes the Company's stock option activity from January 1, 2015 to March 31, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2015	2,017,642	$13.24	7.32	$760,925
Options granted	609,966	9.76
Options exercised	(4,924)	7.44
Options canceled	(72,908)	12.99
Options Outstanding, March 31, 2015	2,549,776	12.43	6.96	273,190
Vested and expected to vest March 31, 2015	2,251,389	12.63	6.77	273,161
Exercisable at March 31, 2015	1,167,648	$13.95	5.49	$272,800
As of March 31, 2015, there was approximately $7.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.94 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards
The following table summarizes the Company's restricted stock award activity from January 1, 2015 to March 31, 2015:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2015	482,645	$12.59	$6,074,136
Awards granted	367,313	9.56
Awards vested	(265,590)	10.32
Awards canceled	(37,546)	12.86
Nonvested Awards, March 31, 2015	546,822	$11.63	$6,356,915
As of March 31, 2015, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $5.6 million and is expected to be recognized over a period of 2.83 years.
Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
During the three months ended March 31, 2015, there were no restricted stock units granted. The Company did not grant any restricted stock units prior to April 2009.
Long Term Incentive Program
On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (“2013 LTIP”). The 2013 LTIP was administered under the 2009 Plan and the shares awarded under the 2013 LTIP were taken from the shares reserved under the 2009 Plan. The 2013 LTIP was effective from January 1, 2013 through December 31, 2014.
The amount of share-based and cash-based compensation expense recognized related to the 2013 LTIP was $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2014. During the first quarter of 2015, the Company issued 160,860 performance share awards related to the conclusion of the 2013 LTIP.
12. STOCKHOLDERS' EQUITY
At March 31, 2015, the Company's board of directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2015, the Company had shares of common stock issued of 23,268,069 and shares of common stock outstanding of 22,268,069.
On May 8, 2013, the Company filed a universal shelf registration statement which became effective on May 30, 2013. The registration statement permitted certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00 per share. During November and December 2013, ABS Capital Partners IV Trust sold the remainder of its common stock holdings in the Company. The shelf registration statement also provides the Company with the flexibility to offer an amount of equity or issue debt in the amount of $150.0 million. The Company issued and sold an additional 10,000 shares of common stock at a per share price of $16.00 in the offering.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. The Company expects to fund the repurchases through existing cash balances and cash generated from operations. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1.0 million shares at a weighted average price of $11.44 per share as part of this program. No shares were

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCKHOLDERS' EQUITY (Continued)

repurchased during 2014 or the three months ended March 31, 2015. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
13. RESTRUCTURING
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. The Company committed to the 2015 Restructuring Plan and has completed a large portion of the plan as of March 31, 2015. The Company expects to be substantially completed by the end of 2015.
Restructuring charges included in the Company’s unaudited consolidated statement of operations related to the 2015 Restructuring Plan and include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in the U.S. and the U.K.;

•	Contract termination costs; and

•	Other related costs.
As a result of the restructuring activities, the Company has evaluated its inventory obsolescence and excess reserve, sales return and promotional reserves, the useful lives of certain of its long-term assets, and its reportable segments and reporting units. Any changes in these areas were not included as a restructuring expense or liability.
The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the three months ended March 31, 2015 (in thousands):

	Balance at January 1, 2015	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at March 31, 2015
Severance costs	$—	$6,013	$(860)	$(145)	$5,008
Contract termination costs	—	—	—	—	—
Other costs	—	246	—	—	246
Total	$—	$6,259	$(860)	$(145)	$5,254
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.
The following table summarizes the major types of costs associated with the 2015 Restructuring Plan for the three months ended March 31, 2015 and 2014, and total costs incurred through March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2015	2014	Incurred to Date
Severance costs	$6,013	$—	$6,013
Contract termination costs	—	—	—
Other costs	246	—	246
Total	$6,259	$—	$6,259
As of March 31, 2015, the entire restructuring liability of $5.3 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

The following table presents restructuring costs included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$37	$—
Sales and marketing	3,124	—
Research and development	604	—
General and administrative	2,494	—
Total	$6,259	$—
These restructuring expenses are not allocated to any reportable segment under our definition of segment contribution as defined in Note 16 "Segment Information."
In connection with the 2015 Restructuring Plan, the Company may incur contract termination costs. The Company expects to work with vendors to mitigate these termination costs. As of the filing of these financial statements, the range of loss associated with terminated contracts cannot be reasonably estimated. As a result, as of March 31, 2015, the Company cannot estimate its total restructuring expenses to be incurred in future periods under the 2015 Restructuring Plan.
At each reporting date, the Company will evaluate its accrued restructuring costs to ensure the liabilities reported are still appropriate. Any changes to the estimated costs of executing approved restructuring plans will be reflected in the Company’s Consolidated Statements of Operations.
14. LEASE ABANDONMENT AND TERMINATION
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred lease abandonment charges of zero and $3.1 million during the three months ended March 31, 2015 and 2014, respectively. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.
In March 2013 Rosetta Stone Japan Inc. partially abandoned its Japan office as a result of excess office space due to reduction in staff along with overall local operations business performance. The Company estimated the liability under the operating lease agreement reduced for anticipated sublease income in accordance with ASC 420 as the Company had no future economic benefit from the abandoned space associated with the lease terminated on February 28, 2015. As of March 31, 2014, the Company ceased to use the remaining office space in this facility and simultaneously negotiated and paid a lease termination fee of $0.4 million. The Company has been released from all obligations under the lease arrangement since March 31, 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. LEASE ABANDONMENT AND TERMINATION (Continued)

A summary of the Company’s lease abandonment activity for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	As of March 31,
	2015	2014
Accrued lease abandonment costs, beginning of period	$1,679	$413
Costs incurred and charged to expense	—	3,571
Principal reductions	(129)	(1,244)
Accrued lease abandonment costs, end of period	$1,550	$2,740
Accrued lease abandonment costs liability:
Short-term	$462	$1,281
Long-term	1,088	1,459
Total	$1,550	$2,740
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 74 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments for the remaining nine months of 2015 and the years thereafter (in thousands):

As of March 31, 2015
Periods Ending December 31,
2015-remaining	$3,665
2016	4,591
2017	3,923
2018	3,344
2019	753
Thereafter	883
Total	$17,159
Total expenses under operating leases were $1.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.
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
The deferred rent liability was $0.5 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively. The deferred rent asset was $41,000 and $20,000 at March 31, 2015 and December 31, 2014, respectively. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.

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
Rosetta Stone GmbH expects that damages will be awarded to Langenscheidt based on the finding of trademark infringement. However, at this point, the Company cannot predict the amount of damages which Langenscheidt will be awarded nor when any damages will be required to be paid. The Company has concluded that Rosetta Stone GmbH will be required to pay court costs and opposing counsel fees and Langenscheidt has filed a Motion for Attorneys’ Fees to which Rosetta Stone GmbH has objected. The Company has concluded that it will be required to pay court costs and opposing counsel fees and has recorded a liability of $0.3 million as of March 31, 2015. The Company will continue to incur legal fees and other costs in connection with the resolution of this case.
From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.
16. SEGMENT INFORMATION
In March 2015, the Company announced a strategic reorganization and realignment of the business to accelerate and prioritize and reorganize the business around the Enterprise & Education segment. As a result of this shift, the Company reevaluated its segment structure. Prior to the strategy shift, the Company was managed in three operating segments - "Global Enterprise & Education", "North America Consumer", and "Rest of World Consumer". Following the strategy shift, the Company is managed in two operating segments - "Enterprise & Education" and "Consumer", whereby the current Consumer segment includes the prior North America Consumer and Rest of World Consumer segments. The Company's current operating segments also represent the Company's reportable segments. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate.
The Company assesses profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). The CODM assesses profitability and performance of the Company on its current operating segments. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses, facilities and communication expenses, purchasing expenses and manufacturing support and logistic expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material.
During the first quarter of 2015, the CODM was the Company's Chief Executive Officer ("CEO"). Effective April 1, 2015, the Company's CEO resigned and an Interim President and CEO was appointed. In connection with this change and the reorganization and realignment of the business to prioritize the Enterprise & Education segment, the Company is evaluating the role of the CODM, the measure of profitability to be used by the CODM and the level at which the measure of profitability is

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

reviewed by the CODM. Any changes to the CODM and conclusions around operating and reportable segments will be made on a prospective basis.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.
Operating results by segment for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Enterprise & Education	$23,168	$17,882
Consumer	35,274	42,883
Total revenue	$58,442	$60,765
Segment contribution:
Enterprise & Education	6,274	4,201
Consumer	9,106	12,055
Total segment contribution	$15,380	$16,256
Unallocated expenses, net:
Unallocated cost of sales	2,550	2,512
Unallocated sales and marketing	6,239	5,225
Unallocated research and development	8,972	8,773
Unallocated general and administrative	15,355	15,075
Unallocated non-operating expense/(income)	1,665	(175)
Unallocated impairment	291	2,199
Unallocated lease abandonment expense	—	3,571
Total unallocated expenses, net	$35,072	$37,180
Loss before income taxes	$(19,692)	$(20,924)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$46,189	$49,410
International	12,253	11,355
Total	$58,442	$60,765

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes long-lived assets by geographic area as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
United States	$20,803	$20,451
International	4,216	4,826
Total	$25,019	$25,277
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Language learning	$53,165	$59,112
Literacy	4,170	1,411
Brain fitness	1,107	242
Total	$58,442	$60,765
17. SUBSEQUENT EVENTS
Effective May 1, 2015, the Company executed the Second Amendment to its $25 million revolving credit Loan and Security Agreement with Silicon Valley Bank to further amend certain financial covenants.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this “Report”) and other statements or presentations made from time to time by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the fact that they do not relate strictly to historical or current facts, often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects.” However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to:  our revised business strategy; guidance or projections related to bookings, Adjusted EBITDA, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances might not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present guidance, expectations or projections.  These risks and uncertainties include, but are not limited to, those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report and should be read together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.
Management uses bookings to evaluate the overall health of the business and evaluate performance. Bookings are a non-GAAP financial measure that represents executed sales contracts received that are either recorded immediately as revenue or as deferred revenue. Bookings are calculated in total and at the operating segment level as revenue plus the change in deferred revenue. Management believes that the bookings metric provides useful information to investors regarding certain financial and business trends relating to our financial condition and results of operations.
Overview
Rosetta Stone Inc. (“Rosetta Stone,” “the Company,” “we” or “us”) is dedicated to changing the way the world learns. Our innovative, technology-driven language, reading and brain fitness solutions are used by thousands of schools, businesses, government organizations and millions of individuals around the world.
Rosetta Stone Inc. was incorporated in Delaware in 2005. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including web-based software subscriptions, digital downloads, mobile applications, and perpetual CD packages. Rosetta Stone has continued to invest in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha Inc. ("Livemocha") and Lexia Learning Systems Inc. ("Lexia") in 2013 and Vivity Labs, Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014. These acquisitions have enabled the Company to meet the changing needs of learners around the world. The Company is managed in two operating segments—Enterprise & Education and Consumer. The Enterprise & Education segment derives revenue from sales to educational institutions, government agencies and corporations worldwide. The Consumer segment derives revenue from sales to individuals and retail partners.
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
As a result, we recently communicated a strategic reorganization and realignment of our business to accelerate and prioritize our focus on satisfying the needs of more serious Corporate and K-12 learners, and emphasize those who need to speak and read English. This focus carries over to the Consumer segment to prioritize more serious learners, rather than trying to address the entire consumer marketplace. To position the organization for success, we have begun and will continue to focus on the following four priorities:

1.	Reorganize our business around our Enterprise & Education segment and accelerate the growth and penetration in language and literacy markets;

2.	Focus our product investment on building effective, personalized English learning experiences that deliver clear and measurable outcomes and expand our literacy products to target grade levels;

3.	Right-size the entire cost base of the Company, with the first steps to

▪	optimize our media spend and other marketing costs in Consumer sales and marketing;

▪	ration our Consumer investment; and,

▪	reduce our general and administrative costs.

4.	Cut back on the number of new business initiatives we take on - particularly in Consumer - to improve focus and enhance efficacy.
In pursuing these priorities, we plan to grow the Enterprise & Education segment by focusing the majority of our resources and assets on providing a comprehensive language learning experience focused on more serious language learners while at the same time accelerating the migration of our Consumer segment business to digital as well as reducing the number of marketing and promotional campaigns aimed at the casual learner, relying less on promotional pricing to generate consumer sales, reducing the number of retailers that sell our products, and streamlining operations with a clear focus to support the Enterprise & Education segment.
To carry out the strategic reorganization and realignment of the business, we initiated our plan (the "2015 Restructuring Plan") to begin reductions to consumer sales and marketing, consumer product investment, and general and administrative costs. The Company expects to realize annualized cost savings of approximately $50 million in connection with the strategic reorganization and realignment of the business, of which the 2015 Restructuring Plan is an important part. These costs savings will mitigate expected declines in Consumer segment bookings. See Note 2 "Summary of Significant Accounting Policies" and Note 13 "Restructuring" of Part 1 - Item 1, Financial Statements for additional information about these strategic undertakings. In addition, Stephen M. Swad, who served as our President and Chief Executive Officer throughout 2014, resigned this position effective April 1, 2015. The Board of Directors appointed A. John Hass to serve as Interim President and Chief Executive Officer, also effective April 1, 2015, while the Company engages in a search for a chief executive officer.
As a result of the actions described above, as of March 31, 2015, we currently have two operating segments, Enterprise & Education and Consumer, rather than three operating segments (Global Enterprise & Education, North America Consumer, and Rest of World Consumer). We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. Enterprise & Education segment contribution increased to $6.3 million for the three months ended March 31, 2015 as compared to $4.2 million for the three months ended March 31, 2014, primarily due to the increase in Enterprise & Education revenue driven by an increase in literacy revenue of $2.8 million and increases of $0.9 million and $1.3 million in our corporate and education channels, respectively. Consumer segment contribution decreased from $12.1 million for the three months ended March 31, 2014 to $9.1 million for the three months ended March 31, 2015. The decrease in Consumer segment contribution is primarily due to a decrease in consumer revenue, which was only partially offset by a decrease in media spend and other cost reduction initiatives to align Consumer segment spending with our strategic focus on the Enterprise & Education segment.
Over the last few years, our consumer strategy has been to shift more and more of our consumer business to online subscriptions, digital downloads and mobile apps and away from perpetual CD packages. We believe that these online subscription formats provide customers with an overall better experience and the flexibility to use our products on multiple platforms (i.e., tablets and mobile phones), and is a more economical and relevant way for us to deliver our products to customers. One challenge to encouraging customers to enter into or renew a subscription arrangement is that usage of our product varies greatly, ranging from customers that purchase but do not have any usage to customers with high usage. The majority of purchasers tend towards the lower end of that spectrum, with most usage coming in the first few months after purchase and declining over time - similar to a gym membership.
For additional information regarding our segments, see Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods have been reclassified to reflect our current operating segments presentation and definition of segment contribution.
Components of Our Statement of Operations
Revenue
We derive revenue from sales of language-learning, literacy, and brain fitness solutions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Product revenue primarily consists of revenue from our perpetual language-learning product software, our audio practice products, and certain mobile applications. Our audio practice products are often combined with our language-learning software and sold as a solution. Subscription and service revenue consist of sales from web-based software subscriptions, online services, professional services, and certain mobile applications. Our online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Our professional services include training and implementation services.
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
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We distribute our consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our consumer products through select third-party retailers. We sell to enterprise and education organizations primarily through our direct enterprise and education sales force as well as our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. For purposes of explaining variances in our revenue, we separately discuss changes in our consumer and enterprise and education sales channels because the customers and revenue drivers of these channels are different.
Our consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2014 accounted for 29% of our annual revenue in 2014. Our enterprise and education revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. We expect these trends to continue.
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
Our operating expenses primarily consist of personnel costs, direct advertising and marketing expenses and professional fees associated with contract product development, legal, accounting and consulting. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefit costs. Included within our operating expenses are restructuring costs that consist primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities associated with our planned and strategic shift in business focus. When certain events occur, we also recognize operating expenses related to asset impairment and operating lease terminations.
Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, and commissions earned by our sales personnel. Sales commissions are generally paid at the time the customer is invoiced. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized. In connection with our new strategy of focusing on the Enterprise & Education segment, we intend to reduce the number of marketing and promotional campaigns that we run, focusing more on brand messaging that withstands the test of time, and less on promotional pricing.
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

General and Administrative.    General and administrative expenses consist primarily of shared services, such as personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to acquisition and other corporate expenses. We expect our general and administrative expenses to decline as we take steps to reduce our non-Enterprise & Education headcount as well as other cost reductions.
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
Interest and Other Income (Expense)
Interest and other income (expense) primarily consist of interest income, interest expense, foreign exchange gains and losses, and income from litigation settlements. Interest expense is primarily related to interest on our capital leases and our revolving credit facility. Interest income represents interest received on our cash and cash equivalents. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Legal settlements are related to agreed upon settlement payments from various anti-piracy enforcement efforts.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of federal, state and foreign income taxes. For the three months ended March 31, 2015, we incurred an income tax expense of $0.2 million, despite incurring losses before taxes of $19.7 million resulting in worldwide effective tax rate of (0.98)%. The tax rate resulted from tax expense related to current year income of operations in Germany, foreign withholding taxes, and the tax impact of amortization of indefinite lived intangibles. This was offset by tax benefits related to current year losses in the U.K. and Canada.
For the year ended December 31, 2014, the Company recorded income tax benefit of $6.5 million primarily attributable to losses before tax of $80.2 million resulting in worldwide effective tax rate of 8.1%. The tax rate resulted from tax benefits related to the tax impact of the goodwill impairment charges taken in the first and fourth quarters of 2014 and tax benefits related to current year losses in Canada and France. The tax benefits were only partially offset by tax expense related to current year income of operations in Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.
Critical Accounting Policies and Estimates
In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:
•Revenue Recognition
•Stock-based Compensation
•Restructuring Costs
•Income Taxes
•Allowance for Doubtful Accounts Receivable
•Sales Return Reserve
•Goodwill
•Other Intangible Assets
For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 16, 2015. There have been no significant changes in such critical accounting policies and estimates since those disclosed in our most recent Annual Report on Form 10-K, other than the addition of accounting policies related to Restructuring Costs, as disclosed in Note 2, "Summary of Significant Accounting Policies" of Part 1 - Item 1, Financial Statements and the changes described in the following section.
Reporting Units
Prior to 2013, the Company's reporting units were the same as its operating segments. In 2013 and 2014 the Company reevaluated its reporting units as a result of the Company's business acquisitions and diversification into additional education technology spaces. In the first quarter of 2015, the Company again reevaluated its reporting units following the strategic shift in business. Accordingly, the North America Consumer Language and the Rest of World Consumer Language reporting units (both of which had zero remaining goodwill as of the beginning of 2015 due to prior year impairments) were combined into the Consumer Language reporting unit.
As of March 31, 2015, the Company's reporting units are: Consumer Language, Consumer Fit Brains, Enterprise & Education Language, and Enterprise & Education Literacy. The Consumer Language and Consumer Fit Brains reporting units are components of the Consumer operating segment. The Enterprise & Education Language and Enterprise & Education Literacy reporting units are components of the Enterprise & Education operating segment.

Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$19,974	$32,371	$(12,397)	(38.3)%
Subscription and service	38,468	28,394	10,074	35.5%
Total revenue	58,442	60,765	(2,323)	(3.8)%
Cost of revenue:
Cost of product revenue	5,637	7,824	(2,187)	(28.0)%
Cost of subscription and service revenue	5,665	4,347	1,318	30.3%
Total cost of revenue	11,302	12,171	(869)	(7.1)%
Gross profit	47,140	48,594	(1,454)	(3.0)%
Operating expenses:
Sales and marketing	40,150	39,096	1,054	2.7%
Research and development	8,972	8,773	199	2.3%
General and administrative	15,754	16,054	(300)	(1.9)%
Impairment	291	2,199	(1,908)	(86.8)%
Lease abandonment and termination	—	3,571	(3,571)	(100.0)%
Total operating expenses	65,167	69,693	(4,526)	(6.5)%
Loss from operations	(18,027)	(21,099)	3,072	(14.6)%
Other income and (expense):
Interest income	4	5	(1)	(20.0)%
Interest expense	(88)	(56)	(32)	57.1%
Other income and (expense)	(1,581)	226	(1,807)	(799.6)%
Total other income and (expense)	(1,665)	175	(1,840)	(1,051.4)%
Loss before income taxes	(19,692)	(20,924)	1,232	(5.9)%
Income tax expense (benefit)	192	(683)	875	(128.1)%
Net loss	$(19,884)	$(20,241)	$357	(1.8)%
Comparison of the three months ended March 31, 2015 and the three months ended March 31, 2014
Our revenue decreased to $58.4 million for the three months March 31, 2015 from $60.8 million for the three months ended March 31, 2014. The change in revenue is due to an increase in Enterprise & Education revenue of $5.3 million, which was more than offset by a decrease in Consumer revenue of $7.6 million. Total consolidated bookings decreased to $50.5 million for the three months ended March 31, 2015 from $61.2 million for the three months ended March 31, 2014. The decrease was due to a $7.4 million decrease in Consumer bookings and a decrease in Enterprise & Education bookings of $3.3 million, compared to the prior year.
We reported an operating loss of $18.0 million for the three months ended March 31, 2015 compared to an operating loss of $21.1 million for the three months ended March 31, 2014. Operating expenses decreased $4.5 million, which included a $1.9 million reduction in goodwill and other impairment charges and a $3.6 million reduction in lease abandonment and termination expenses. Excluding the impairment and lease-related costs, operating expenses increased $1.0 million, comprised of increases of $1.1 million in sales and marketing expenses and $0.2 million in research and development expenses, partially offset by a decrease of $0.3 million in general and administrative expenses. The increase in operating expenses, excluding the impairment and lease-related costs, reflects the up-front restructuring costs incurred and late timing of actions as a result of our shift in strategy. The overall decrease in operating expenses was partially offset by a decrease in gross profit of $1.5 million, driven by a $2.3 million decrease in revenue and a $0.9 million decrease in cost of revenue.

The following table sets forth revenue for our two operating segments for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,				2015 Versus 2014
	2015		2014		Change	% Change
Enterprise & Education	23,168	39.6%	17,882	29.4%	$5,286	29.6%
Consumer	35,274	60.4%	42,883	70.6%	$(7,609)	(17.7)%
Total Revenue	$58,442	100.0%	$60,765	100.0%	$(2,323)	(3.8)%
Enterprise & Education Segment
Total Enterprise & Education revenue increased $5.3 million, or 30%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. Enterprise & Education literacy revenue increased $2.8 million. Enterprise & Education language revenue increased $0.9 million and $1.3 million in our corporate and education channels, respectively. Total Enterprise & Education bookings decreased $3.3 million to $15.0 million for the three months ended March 31, 2015 from $18.3 million for the three months ended March 31, 2014. Enterprise & Education literacy bookings increased $0.3 million. Enterprise & Education language bookings decreased $2.5 million and $1.2 million in our education and corporate channels, respectively due to weaker than expected results in Europe, Brazil and Asia (excluding China). The year over year change in Enterprise & Education revenue increased despite a decrease in Enterprise & Education bookings due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia and Tell Me More was recorded at fair value, which is lower than the book value, and resulted in lower Q1 2014 revenue. As a result, we expect year over year revenues to become more comparable as we lap the purchase accounting impact, which will result in lower revenue growth rates than what we experienced in the first quarter of 2015. Our Enterprise & Education business is seasonal with most of our bookings coming in the second and third quarters.
Consumer Segment
Consumer revenue decreased $7.6 million, or 18%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. This decrease was due to reductions in revenue from our direct-to-consumer and retail sales channels of $6.9 million and $1.7 million, respectively, partially offset by increases of $0.9 million and $0.3 million related to Fit Brains and international e-commerce sales, respectively. Consumer bookings decreased $7.4 million to $35.5 million for the three months ended March 31, 2015 from $43.0 million for the three months ended March 31, 2014. This decrease was due to reductions in bookings from our direct-to-consumer, Fit Brains, and retail sales channels of $7.0 million, $0.4 million, and $0.1 million, respectively. These declines reflect the decision to significantly curtail promotional pricing under our strategic transformation. In recent quarters, we focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website, by implementing more aggressive discounting and promotional activity to combat the introduction of lower priced competitor products. In connection with our shift in strategy to focus on the serious learner, we expect to be more disciplined with pricing, relying much less on discounting, which may negatively impact our consumer revenue and bookings.
Consumer Business Metrics
Management uses the following key business metrics to measure the success of sales of our legacy Rosetta Stone language-learning solutions in our Consumer segment. We anticipate our metrics will evolve as a result of our shift in strategy. However, management does not currently use any comparable metrics to measure success of our Enterprise & Education segment, nor does management currently have a business metric to measure success of our Rosetta Stone Fit Brains and Rosetta Stone Kids offerings. These business metrics do not include product software units, revenues, or learners gained from acquisitions.

•	Product software units. A unit is a perpetual software license sold as either tangible packaged software or as a digital download.

•
Average revenue per product software unit ("ARPU").  Consumer revenue derived from product software units divided by the number of product software units sold in the same period. Revenue from product software includes consumer language-learning revenue associated with perpetual product software licenses in addition to service revenue associated with short-term online services that are bundled with our product software units. Approximately $25 to $39 in revenue per product software unit is derived from service revenue associated with this short-term online service.

•
Paid online learners.  As of the end of a specified period, the number of paid, active consumer language-learners derived from the sale of our web-based software subscription and purchasers of our product software who subsequently purchase renewals of their short-term online services.

•
Average monthly revenue per paid online learner.  Revenue derived from paid online learners for a specified period divided by the average number of paid online learners during the same period, adjusted to a monthly rate. The average number of paid online learners for a quarter is calculated as the average of the beginning and ending number of paid online learners for the specified period. The average number of paid online learners for a year-to-date period is calculated as the average of the average number of paid online learners for quarters included in the specified year-to-date period.

The following table sets forth these unit and online learner metrics for the three months ended March 31, 2015 and 2014 (revenue stated in thousands):

	Three Months Ended March 31,
	2015	2014
Product software revenue	$24,686	$36,225
Paid online learner revenue	8,662	6,281
Total consumer revenue*	$33,348	$42,506

Product software units	134,031	132,623
Total paid online learners*	189,248	100,430

Average revenue per product software unit (ARPU)	$184	$273
Average monthly revenue per online learner*	$16	$22
* The unit and online learner metrics relate to the results for our language-learning offerings within the Consumer segment and do not include revenue and learners from Rosetta Stone Fit Brains, Rosetta Stone Kids, mobile applications and other offerings gained through acquisitions.
Product software revenue includes consumer sales of our Consumer language-learning product software units. We anticipate the mix of product software units will shift from our traditional packaged product to digital downloads and web-based software subscriptions in future periods.
Worldwide consumer revenue from product software decreased $11.5 million from the three months ended March 31, 2014 to the three months ended March 31, 2015, driven by a 33% decrease in the average revenue per unit due to lower promotional pricing, slightly tempered by a 1% increase in the number of units sold, compared to the prior year period.  The slight increase in the number of units sold was due to 60% increase in units sold through retailers, offset by a 17% decrease in units sold direct to consumers. The selling price to our retail partners is lower than the selling price to customers of our direct to consumer channel.
Worldwide ARPU decreased $89, or 33%, from $273 for the three months ended March 31, 2014 to $184 for the three months ended March 31, 2015. The decline in ARPU was primarily due to more extensive promotional activity and deeper discounting year-over-year. The decrease in ARPU was also related to a shift in channel mix from direct to consumer to retail on a year-over-year basis, as described above. In addition, the amount of revenue per unit deferred increased from $25 to $39 in November 2014 such that a higher proportion of sales were deferred in the first quarter of 2015 than the year ago period. We expect to rely less on discounting practices as we focus our consumer demographic on the serious learners.
Revenue from paid online learners increased $2.4 million from the three months ended March 31, 2014 to the three months ended March 31, 2015, driven by an increase in the amount of revenue allocated to online service revenue due to the increase in the renewal price of the online portion of our language learning software bundle from $25 to $39 in late 2014. The increase was also attributable to the migration of the consumer business to subscriptions.
Revenue by Product Revenue and Subscription and Service Revenue
We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenue allocated to our perpetual language-learning product software, revenue from the sale of audio practice products, and sales of certain mobile applications. Subscription and service revenue includes web-based software subscriptions, online services for our conversational coaching and language-learning community access, as well as revenue from professional services. Subscription and service revenue are typically deferred at the time of sale and then recognized ratably over the subscription or service period. We bundle our perpetual product software with short-term online services. As a result, we typically defer 10%-35% of the revenue of each of these bundled sales. We recognize the deferred revenue over the term of the service period.
The following table sets forth revenue for products and subscription and services for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,				2015 Versus 2014
	2015		2014		Change	% Change
Product	$19,974	34.2%	$32,371	53.3%	$(12,397)	(38.3)%
Subscription and service	38,468	65.8%	28,394	46.7%	10,074	35.5%
Total revenue	$58,442	100.0%	$60,765	100.0%	$(2,323)	(3.8)%
Product Revenue
Product revenue decreased $12.4 million, or 38%, to $20.0 million during the three months ended March 31, 2015 from $32.4 million during the three months ended March 31, 2014. The drivers of the decrease in product revenue were decreases of $10.6 million and $1.3 million in the direct-to-consumer and retail sales channels, respectively. Product revenue also decreased due to the decrease in the average sale price of our bundled language-learning software products coupled with the increase in the revenue amount allocated and deferred to online service revenue due to the change in VSOE associated with this bundled service from $25 to $39 in late 2014. We expect a shift away from product revenue as we carry out our strategy to accelerate the migration of our consumer business to digital.
Subscription and Service Revenue
Subscription and service revenue increased $10.1 million, or 35%, to $38.5 million for the three months ended March 31, 2015 from $28.4 million for the three months ended March 31, 2014. The increase in subscription and service revenue was primarily due to increases of $4.2 million and $1.0 million in education and corporate service sales, respectively, within the Enterprise & Education segment and increases of $3.7 million and $0.9 million in direct-to-consumer and Fit Brains service sales, respectively, within the Consumer segment. Subscription and service revenue also increased due to the increase in the amount allocated to online service revenue due to the change in VSOE associated with the bundled service from $25 to $39 in late 2014 coupled with recent historical increases in unit volume. Our Q1 2014 subscription and service revenue was lower due to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with Lexia and Tell Me More.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$19,974	$32,371	$(12,397)	(38.3)%
Subscription and service	38,468	28,394	10,074	35.5%
Total revenue	58,442	60,765	(2,323)	(3.8)%
Cost of revenue:
Cost of product revenue	5,637	7,824	(2,187)	(28.0)%
Cost of subscription and service revenue	5,665	4,347	1,318	30.3%
Total cost of revenue	11,302	12,171	(869)	(7.1)%
Gross profit	$47,140	$48,594	$(1,454)	(3.0)%
Gross margin percentages	80.7%	80.0%	0.7%
Total cost of revenue decreased $0.9 million for the three months ended March 31, 2015 from $12.2 million for the three months ended March 31, 2014. The change in total cost of revenue was primarily due to a $0.6 million decrease in payroll expense driven by reduced consumer headcount and a $0.7 million decrease due to the Q1 2014 charges to inventory obsolescence in our Asian operations and a higher standard cost revaluation recorded in early 2014. These decreases are partially offset by a $0.3 million increase in amortization expense related to the November 2014 completion of the Kids Reading product.
Cost of Product Revenue
Cost of product revenue for the three months ended March 31, 2015 was $5.6 million, a decrease of $2.2 million, or 28%, from the three months ended March 31, 2014. As a percentage of product revenue, cost of product revenue increased to 28% from 24% for the three months ended March 31, 2015 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar decrease in cost of product is primarily due to decreases of $0.8 million, $0.7 million, and $0.2 million in payroll and benefits, inventory costs, and freight costs, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended March 31, 2015 was $5.7 million, an increase of $1.3 million, or 30%, from the three months ended March 31, 2014. As a percentage of subscription and service revenue, cost of subscription and service revenue remained flat at 15% for the three months ended March 31, 2014 compared to the same prior year period. The dollar increase was primarily due to increases in hosting and amortization of intangibles due to the shift in sales mix to subscription service sales. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our consumer business to digital.
Gross Profit
Gross profit decreased $1.5 million to $47.1 million for the three months ended March 31, 2015 compared to $48.6 million for the three months ended March 31, 2014. Gross profit percentage, increased to 81% from 80% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The dollar decrease in gross profit was primarily due to the decrease in revenue. The percentage increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.
Operating Expenses

	Three Months Ended March 31,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$40,150	$39,096	$1,054	2.7%
Research and development	8,972	8,773	199	2.3%
General and administrative	15,754	16,054	(300)	(1.9)%
Impairment	291	2,199	(1,908)	(86.8)%
Lease abandonment and termination	—	3,571	(3,571)	(100.0)%
Total operating expenses	$65,167	$69,693	$(4,526)	(6.5)%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2015 were $40.2 million, an increase of $1.1 million, or 3%, from the three months ended March 31, 2014. As a percentage of total revenue, sales and marketing expenses increased to 69% from 64% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in sales and marketing expenses was due to increases in commissions expense, payroll and benefit expenses, and professional services expenses, which were partially offset by decreases in media and marketing expenses. Commission expense increased $1.6 million primarily driven by an increase in Enterprise & Education literacy revenue. Payroll and benefits increased $0.9 million primarily due to increased severance expense of $3.1 million recognized in March 2015 as a result of the reduction in force, partially offset by a reduction in 2013 LTIP expenses as the 2013 LTIP plan ended in December 2014, and the half-month payroll cost savings realized from the mid-March reduction in force. Professional services increased $0.8 million driven by increased consulting and other related costs associated with development and implementation of our revised business strategy. These increases were partially offset by a decrease in media spend of $1.8 million due to a shift in spend from TV, radio and print to Internet marketing and online displays. Marketing expenses also decreased by $0.4 million due to decreased spend in creative development and advertising expenses as a result of the strategic shift in focus. As we implement our strategic plan, we expect to continue to optimize our consumer media and marketing costs and we expect to increase the size of our sales teams in our Enterprise & Education business.
Research and Development Expenses
Research and development expenses were $9.0 million for the three months ended March 31, 2015, an increase of $0.2 million, or 2%, from the three months ended March 31, 2014. As a percentage of total revenue, research and development expenses increased slightly from 14% to 15% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was due to an increase in severance expenses of $0.6 million related to the March 2015 reduction in force partially offset by a reduction in payroll. In accordance with our shift in strategy, we plan to focus our product investment on integrating our foundations, advantage and advanced English for business products into a single platform, enhancing our reporting and administrator tools, extending our assessment capabilities, and bringing other new and innovative features to the market for all of our customers. We expect our research and development expenses to increase as we fund these initiatives.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million to $15.8 million for the three months ended March 31, 2015 compared to $16.1 million for the three months ended March 31, 2014. As a percentage of revenue, general and administrative expenses increased to 27% from 26% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in general and administrative expenses was due to reductions in bad debt expense, rent expense, travel, and other expenses, which were partially offset by increases in payroll expenses. Bad debt expense decreased by $0.6 million due to improvements in accounts receivable aging since the first quarter of 2014. Rent expense decreased $0.2 million due to the Rosslyn 6th floor rent expense incurred in January 2014 prior to the lease termination. Travel expenses decreased $0.2 million as a result of the international trips in support of acquisition related activities in the first quarter of 2014. Other expenses decreased by $0.2 million due to the higher first quarter 2014 expenses to prepare the Japan office lease for closure. Payroll expenses increased $0.8 million primarily due to the severance expense of $2.5 million incurred in March 2015 as a result of the reduction in force, partially offset by a reduction in 2013 LTIP expenses from the December 2014 expiration of the 2013 LTIP plan, and the half-month payroll cost savings realized from the mid-March reduction in force. As a result of our restructuring actions, we expect our general and administrative expenses to decrease in the near term.
Impairment
Impairment expenses were $0.3 million for the three months ended March 31, 2015, a decrease of $1.9 million, or 87%, from the three months ended March 31, 2014. The decrease was primarily attributable to a $2.2 million goodwill impairment charge related to our ROW Consumer reporting unit taken in the first quarter of 2014, partially offset by an impairment charge of $0.3 million related to the abandonment of a previously capitalized internal-use software project.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the three months ended March 31, 2015, compared to $3.6 million during the three months ended March 31, 2014.  The decrease is attributable to the first quarter 2014 lease abandonment of the sixth floor space in the Arlington, VA office of $3.1 million as well as the closure of the Japan office resulting in lease abandonment costs of $0.4 million.
Interest and Other Income (Expense)

	Three Months Ended March 31,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Interest income	$4	$5	$(1)	(20.0)%
Interest expense	(88)	(56)	(32)	57.1%
Other income and (expense)	(1,581)	226	(1,807)	(799.6)%
Total other income and (expense)	$(1,665)	$175	$(1,840)	(1,051.4)%
Interest income represents interest earned on our cash and cash equivalents. Interest income for the three months ended March 31, 2015 was $4,000, a decrease of $1,000, or 20%, from the three months ended March 31, 2014.
Interest expense for the three months ended March 31, 2015 was $88,000, an increase of $32,000 from the three months ended March 31, 2014, attributable to interest on our capital leases.

Other expense for the three months ended March 31, 2015 was $1.6 million, an increase of $1.8 million, from other income of $0.2 million for the three months ended March 31, 2014. The fluctuation is primarily attributable to foreign exchange losses.
Income Tax Expense (Benefit)

	Three Months Ended March 31,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$192	$(683)	$875	(128.1)%
Our income tax expense for the three months ended March 31, 2015 was $0.2 million, compared to an income tax benefit of $0.7 million for the three months ended March 31, 2014. The change primarily resulted from the tax benefits related to the goodwill impairment charge taken by the Company during the first quarter of 2014 related to the ROW Consumer reporting unit. The goodwill that was written off related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off of a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax).
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.
We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers and clients.
On October 28, 2014, we entered into a $25 million revolving credit Loan and Security Agreement with Silicon Valley Bank, which was amended effective March 31, 2015 and further amended effective May 1, 2015. The revolving credit facility has a term of three years during which we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. As of the date of this filing, no borrowings have been made under the revolving credit agreement. As of March 31, 2015, we were in compliance with all of the covenants under the revolving credit agreement.
We believe our current cash and cash equivalents, short-term investments and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through the foreseeable future, including at least the next 12 months. In order to maximize our cash position, we will continue to manage our existing inventory, receivable, and payable balances. In addition borrowings under our revolving credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.
As a result of our strategic realignment and our focus on the needs of more serious learners, we expect that our total expenditures will decrease in the near term as the size of the Consumer business declines, partially offset by increased expenditures in our Enterprise & Education business. In addition, our business is affected by variations in seasonal trends. These seasonal trends create a situation in which we typically expend cash in the first and second quarters of the year and generate cash in the third and fourth quarters of the year. Also, as our Enterprise & Education segment grows, we expect that a larger portion of our sales transactions will continue to take place at the end of each quarter. In addition, we extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. We expect these trends to continue.
The total amount of cash that was held by foreign subsidiaries as of March 31, 2015 was $18.5 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.
Cash Flow Analysis
Net Cash Used in Operating Activities
Net cash used in operating activities was $13.3 million for the three months ended March 31, 2015 compared to $13.6 million for the three months ended March 31, 2014, a decrease of $0.3 million. The decrease in net cash used in operating activities was primarily due to the decrease in our net loss after adjusting for depreciation, amortization, stock compensation, loss on foreign currency transactions, bad debt expense, deferred income taxes, amortization of debt issuance costs, gain or loss from disposal of equipment, and loss on impairment. Net loss, adjusted for those items, totaled $12.8 million for the three months ended March 31, 2015 compared to $12.9 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, there was little impact from the fluctuations in working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $4.1 million for the three months ended March 31, 2015, compared to $29.2 million for the three months ended March 31, 2014, a decrease of $25.1 million. Net cash used by investing activities decreased primarily because the Company paid a remaining holdback of $1.7 million related to the 2013 acquisition of Lexia in the three months ended March 31, 2015, which was offset by net acquisition related cash outflows of $27.8 million pertaining to the acquisitions of Tell Me More and Vivity during the three months ended March 31, 2014. This was partially offset by an increase of $1.0 million in cash used for the purchase of property and equipment.
Net Cash Used In Financing Activities
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2015 compared to cash provided by financing activities of $0.4 million for the three months ended March 31, 2014. The decrease in net cash related to financing activities was primarily due to the decrease in proceeds from the exercise of stock options of $0.4 million due to the decrease in the Company's stock price. An additional $0.2 million decrease in cash related to financing activities was due to the increase in capital lease obligations.
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
Contractual Obligations
We lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of March 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	3,660	497	982	970	1,211
Operating leases	17,159	4,821	8,272	3,372	694
Total	20,819	5,318	9,254	4,342	1,905
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is their local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The volatility of the prices and applicable rates are dependent on many factors that we cannot forecast with reliable accuracy. To the extent that our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
Interest Rate Sensitivity
Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our marketable securities, which are primarily short-term investment grade and government securities and our notes payable, we believe that there is no material risk of interest rate exposure.

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 15 "Commitments and Contingencies” of Part I – Item 1, Financial Statements – for information about our legal proceedings.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in our Annual Report on Form 10-K filed on March 16, 2015 with the U.S. Securities and Exchange Commission for the period ended December 31, 2014. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We might not be successful in executing our strategy of focusing on the Enterprise & Education segment and on more serious learners, and our company reorganization and realignment might not produce the desired results.
We recently announced a strategic reorganization and realignment of our business to accelerate and prioritize our focus on satisfying the needs of more serious corporate and K-12 learners, and on those who wish to speak and read English. If we do not successfully execute our accelerated strategy, our revenue and profitability could decline. In connection with the implementation of our revised strategy, we began and continue to make changes in our organizational structure and execute non-voluntary workforce reductions. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, decreases in employee morale and the failure to meet our business goals due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and financial results could be adversely affected.
Our actual operating results may differ significantly from our guidance.
Historically, our practice has been to release guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party confirms or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but actual results could fall outside of the expected ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions in the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

Any failure to successfully implement our strategy or the occurrence of any of the events or circumstances set forth in these "Risk Factors" and elsewhere in this report could result in the actual operating results being different from our guidance, and such differences may be adverse and material.
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
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading, and conversation by means of podcasts and MP3s, mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means. We estimate that there are thousands of free mobile applications on language-learning; free products are provided in at least 50 languages by private companies, universities, and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors funded by venture capital, that may be focused more on user acquisition rather than profitability, enable those companies to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may become less interested in language learning generally. Although we also offer free products such as mobile apps, if we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying customers, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
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
Our success depends in part upon the continued adoption by organizations and potential customers of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that could result from offering courses online. If the acceptance of technology-based education does not continue to grow, our ability to continue to grow our Enterprise & Education business could be impaired.
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
Many traditional physical retailers are experiencing diminished foot traffic and sales. For our retail business, even though online sales have increased in popularity and are growing in importance, we continue to depend on sales that take place in physical stores and shopping malls. Reduced customer foot traffic in these stores and malls is likely to reduce their sales of our products. In addition, if one or more of these retailers or distributors are unable to meet their obligations with respect to accounts payable to us, we could be forced to write off accounts receivable with such accounts. Any bankruptcy, liquidation, insolvency or other failure of any of these retailers or distributors could result in significant financial loss and cause us to lose revenue in future periods.
Price reductions and other concessions could reduce our revenue.
We continue to test and offer changes to the pricing of our products. If we reduce our prices in an effort to increase our sales, this could have an adverse impact on our revenue to the extent that unit sales do not increase in a sufficient amount to compensate for the lower pricing. Reducing our pricing to individual consumers could also cause us to have to lower pricing to our Enterprise and Education customers. Any increase in the taxation of online sales could have the effect of a price increase to consumers and could cause us to have to lower our prices or could cause sales to decline. It is uncertain whether we will need to continue to lower prices to effectively compete and what the other short-term and long-term impacts could be.
We also may provide our retailers and distributors with price protection on existing inventories, which would entitle these retailers and distributors to credit against amounts owed with respect to unsold packaged product under certain conditions. These price protection reserves could be material in future periods.
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
Our international expansion may not succeed and imposes additional and unique risks.
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

•	difficulties with establishing successful sales channels;

•	inability to successfully develop relationships with significant retailers and distributors;

•	potential political and economic instability in some regions;

•	potential unpredictable changes in foreign government regulations;

•	legal and cultural differences in the conduct of business;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to accept different and higher cost consumer payment methods;

•	the costs and difficulties of complying with a wide variety of U.S. and foreign laws, regulations, trade standards, treaties and technical standards, including the Foreign Corrupt Practices Act;

•	exposure to additional competitors and competitors' intellectual property claims;

•	difficulty in protecting our intellectual property and the high incidence of software piracy in some regions;

•	costs and delays in hiring or downsizing foreign work forces as a result of differing employment and other laws;

•	protectionist laws and business practices that favor local competitors; and

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
Our products must interoperate with our customers' computer systems, including the network, security devices and settings, and student learning management systems of our Enterprise & Education customers. As a result, we must continually ensure that our products interoperate properly with these varied and customized systems. Changes in operating systems, the technologies we incorporate into our products or the computer systems our customers use may damage our business.
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
Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recorded 65-90% of the revenue at the time of sale. Certain of our online products are sold under different subscription terms, from short-term (less than one year) to 36-month subscriptions with a corresponding license term. Selling long-term subscriptions could result in substantially less cash and revenue from the initial sale to the customer and could have a substantially negative impact on our revenue, results of operations and cash flow in the short term. Furthermore, to the extent that customers use our products and services for only a short time after purchase, online subscription customers could be less likely to renew their subscriptions beyond the initial term with the effect that we could earn less revenue over time from each customer than historically.
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
As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters are not necessarily meaningful and that these comparisons are not reliable as indicators of our future performance. In addition, these fluctuations could result in volatility and adversely affect our cash flows. Any seasonal or quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly.
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
The Company made four acquisitions in 2013 and 2014. The significant risks and challenges that may limit our ability to achieve the anticipated benefits of acquisitions include:

•	lack of employee retention stemming from the acquisitions;

•	sales of the acquired products and services might not perform as we anticipated;

•	costs associated with operations in additional geographic locations and the incremental costs associated with doing business there;

•	the risk of increased attrition of the acquired entities’ customers;

•	the risk that cross-selling Rosetta Stone products and services to customers of the acquired entities (and vice versa) might not be successful;

•	the pipeline of the acquired entities’ future products under development may take longer than predicted to launch or might fail to launch at all;

•	the difficulty of integrating the acquired entities’ technology into our current and future products and services; and

•	the difficulty in managing a more complex technology environment which may reduce opportunities for economies of scale that otherwise could result from an acquisition.
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
If third parties improperly obtain and use the personal information of our customers or employees, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our products and services, harm to our reputation and brand, and loss of our ability to accept and process customer credit card orders.
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
Our revolving credit facility contains covenants which might adversely impact our business and the failure to comply with such covenants could prevent us from borrowing funds, and could cause any outstanding debt to become immediately payable.
Our revolving credit facility contains financial covenants currently applicable to us, as well as a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $25 million revolving credit facility requires us to maintain a minimum liquidity ratio and maintain a minimum Adjusted EBITDA during its term. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. If we are not able to comply with all of these covenants, for any reason, we would not be able to borrow funds under the facility, and some or all of any outstanding debt could become immediately due and payable which could have a material adverse effect on our liquidity and ability to conduct our business.
We might require additional funds from what we internally generate to support our business which might not be available on acceptable terms or at all.
Due to our historically seasonal cash flows, our business is a net user of cash during the first half of the year with the fourth quarter being a net generator of cash. As a result, we might need to further reduce costs or raise additional funds through public or private financings or borrowings in order to maintain our operations at their current level, develop or enhance products, fund expansion, respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing might not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
Under GAAP, we review our goodwill and indefinite lived intangible assets for impairment at least annually and when there are changes in circumstances. Factors that may be considered a change in circumstances include a decline in stock price and market capitalization, expected future cash flows and slower growth rates in our industry. We may be required to record significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite lived intangible assets is determined, resulting in a negative effect on our results of operations.
We may have exposure to greater than anticipated tax liabilities.
We are subject to income and indirect tax in the U.S. and many foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income and indirect taxes.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  The application of indirect taxes (such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipt tax) to our businesses and to our users is complex, uncertain and evolving, in part because many of the fundamental statutes and regulations that impose indirect taxes were established before the adoption and growth of the Internet and e-commerce. We are subject to audit by multiple tax authorities throughout the world.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals.  The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.  Further, any changes to the U.S. or any foreign jurisdictions’ tax laws, tax rates, or the interpretation of such tax laws, including the Base Erosion Profit Shifting project being conducted by the Organization for Economic Co-operation and Development could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form any legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.
Our deferred tax assets may not be fully realizable.
We record tax valuation allowances to reflect uncertainties about whether we will be able to realize some of our deferred tax assets before they expire. Our tax valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. In the future, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
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
We also suspect that competitors might try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.
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
We own several domain names related to our business. Third parties may acquire substantially similar domain names or Top Level Domains ("TLDs") that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Third parties also may acquire country-specific domain names in the form of Country Code TLDs that include our trademarks or similar terms and which prevent us from operating country-specific websites from which customers can view our products and engage in transactions with us. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars, modify the requirements for holding domain names or release additional TLDs. As a result, we may have to incur additional costs to maintain control over potentially relevant domain names or may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business or reputation. Moreover, attempts may be made to register our trademarks as new TLDs or as domain names within new TLDs and we will have to make efforts to enforce our rights against such registration attempts.
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
We continue to transition our consumer distribution more towards online. The accounting policies that apply to these sources of revenue may be more complex than those that apply to our traditional products and services. In addition, we may change the manner in which we sell our software licenses, and such change could cause delays in revenue recognition in accordance with accounting standards. Under these accounting standards, even if we deliver products and services to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product or service until a future period when all the conditions necessary for revenue recognition have been satisfied. If we move more of our consumer business online we will also collect less cash from our initial transactions with consumers which could substantially decrease our revenue in the short term. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value, requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer or material customer acceptance criteria.
Our consumer language-learning packages that include perpetual software and online services have increased our costs as a percentage of revenue, and these and future product introductions may not succeed and may harm our business, financial results and reputation.
Our consumer language-learning packages integrate our language-learning software solutions with online services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. The online services associated with this software package have decreased our margins. Customers may choose to not engage with conversation coaches or be willing to pay higher prices to do so. In addition, we are required to defer recognition of a portion of each sale of this packaged software in connection with the terms of our online service periods. We cannot assure you that our software package offerings will be successful or profitable, or if they are profitable, that they will provide an adequate return on invested capital. If our software package offering is not successful, our business, financial results and reputation may be harmed.
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
Item 3.  Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Effective May 1, 2015, the Company appointed M. Sean Hartford to serve as its principal accounting officer.  Before this appointment, Mr. Hartford, 46, served as the Company’s Vice President and Controller, and he will continue to serve as the controller with the new title Controller & Principal Accounting Officer.  Before Mr. Hartford joined the Company in May 2013, he served as Senior Director of SEC Reporting and Technical Accounting for comScore, Inc. from March 2011 to May 2013, and as Director of Accounting Policy for AOL Inc. from 2004 until March 2011.  Prior to joining AOL, Mr. Hartford spent 11 years in public accounting with BDO. Mr. Hartford graduated in 1991 from Radford University with a B.S. in Accounting and is a certified public accountant (CPA).  Mr. Hartford does not have a family relationship with any Company director or executive officer.   Other than compensation paid to Mr. Hartford as part of the employment relationship, the Company has not been a participant in any transaction since the beginning of 2015 in which the amount involved exceeds $120,000 and in which Mr. Hartford or one of his immediate family members or other related person to Mr. Hartford had or will have a direct or indirect material interest.  As part of his appointment as principal accounting officer, Mr. Hartford will receive the same indemnification as the Company’s directors and executive officers, pursuant to an agreement in the form of that filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-153632) filed with the U.S. Securities and Exchange Commission ("SEC") on September 23, 2008.

Effective May 1, 2015, Rosetta Stone Ltd. (the “Borrower”), a wholly-owned subsidiary of the Company, amended its $25 million revolving credit Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank to change the definition of "Adjusted EBITDA." The Loan Agreement is further described in the Company's Current Report on Form 8-K filed with the SEC on October 29, 2014. The Company and its subsidiaries are subject to certain covenants under the Loan Agreement including financial covenants and limitations on indebtedness, encumbrances, investments and distributions and dispositions of assets. Effective March 31, 2015, the Company previously amended certain of these covenants in the Loan Agreement as reported in a Current Report on Form 8-K filed with the SEC on April 3, 2015. Presently, no borrowings have been requested or made under the Loan Agreement, and no balance is outstanding.

Item 6.  Exhibits

Exhibits
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.3(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1*	First Amendment to Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, effective as of March 31, 2015
10.2*	Executive Employment Agreement between the Company and Sonia Cudd, effective as of January 2, 2015
10.3*	Second Amendment to Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, effective as of May 1, 2015
31.1*
Certification of Interim President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim President and Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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
/s/ THOMAS M. PIERNO
Thomas M. Pierno
Chief Financial Officer

Date: May 6, 2015