Form 10-Q
period 2015-06-30
ROSETTA STONE INC
filed 2015-08-06
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 31, 2015, there were 21,739,894 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$29,803	$64,657
Restricted cash	100	123
Accounts receivable (net of allowance for doubtful accounts of $1,514 and $1,434, at June 30, 2015 and December 31, 2014, respectively)	43,530	76,757
Inventory, net	7,636	6,500
Deferred sales commissions	11,426	10,740
Prepaid expenses and other current assets	6,472	5,038
Income tax receivable	1,100	464
Total current assets	100,067	164,279
Deferred sales commissions	5,088	4,362
Property and equipment, net	25,231	25,277
Goodwill	56,892	58,584
Intangible assets, net	31,081	34,377
Other assets	1,898	1,525
Total assets	$220,257	$288,404
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,762	$19,548
Accrued compensation	10,148	14,470
Obligations under capital lease	372	594
Other current liabilities	33,786	56,157
Deferred revenue	88,590	95,240
Total current liabilities	141,658	186,009
Deferred revenue	34,577	32,929
Deferred income taxes	1,910	1,554
Obligations under capital lease	2,696	3,154
Other long-term liabilities	991	1,313
Total liabilities	181,832	224,959
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,156 and 22,936 shares issued and 22,156 and 21,936 shares outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	181,986	178,554
Accumulated loss	(131,057)	(102,998)
Accumulated other comprehensive loss	(1,071)	(678)
Treasury stock, at cost, 1,000 and 1,000 shares at June 30, 2015 and December 31, 2014, respectively	(11,435)	(11,435)
Total stockholders' equity	38,425	63,445
Total liabilities and stockholders' equity	$220,257	$288,404

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$14,209	$28,125	$34,183	$60,497
Subscription and service	37,202	29,190	75,670	57,583
Total revenue	51,411	57,315	109,853	118,080
Cost of revenue:
Cost of product revenue	3,719	7,269	9,356	15,093
Cost of subscription and service revenue	5,301	4,691	10,966	9,038
Total cost of revenue	9,020	11,960	20,322	24,131
Gross profit	42,391	45,355	89,531	93,949
Operating expenses:
Sales and marketing	30,555	37,833	70,705	76,930
Research and development	6,953	8,368	15,925	17,142
General and administrative	11,920	14,002	27,674	30,055
Impairment	160	—	451	2,199
Lease abandonment and termination	—	118	—	3,688
Total operating expenses	49,588	60,321	114,755	130,014
Loss from operations	(7,197)	(14,966)	(25,224)	(36,065)
Other income and (expense):
Interest income	7	5	11	10
Interest expense	(93)	(50)	(181)	(106)
Other income and (expense)	(503)	(248)	(2,084)	(22)
Total other income and (expense)	(589)	(293)	(2,254)	(118)
Loss before income taxes	(7,786)	(15,259)	(27,478)	(36,183)
Income tax expense (benefit)	389	491	581	(191)
Net loss	$(8,175)	$(15,750)	$(28,059)	$(35,992)
Loss per share:
Basic	$(0.38)	$(0.74)	$(1.31)	$(1.70)
Diluted	$(0.38)	$(0.74)	$(1.31)	$(1.70)
Common shares and equivalents outstanding:
Basic weighted average shares	21,689	21,252	21,355	21,188
Diluted weighted average shares	21,689	21,252	21,355	21,188

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(8,175)	$(15,750)	$(28,059)	$(35,992)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	754	263	(393)	(101)
Other comprehensive gain (loss)	754	263	(393)	(101)
Comprehensive loss	$(7,421)	$(15,487)	$(28,452)	$(36,093)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,059)	$(35,992)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	3,395	3,359
Loss on foreign currency transactions	1,695	—
Bad debt expense	952	1,472
Depreciation and amortization	6,683	6,894
Deferred income tax expense (benefit)	379	(464)
Loss (gain) on disposal of equipment	(2)	109
Amortization of debt issuance costs	68	—
Loss on impairment	451	2,199
(Income) from equity method investments	(9)	—
Net change in:
Restricted cash	24	17
Accounts receivable	31,665	12,852
Inventory	(1,167)	(347)
Deferred sales commissions	(1,447)	(3,934)
Prepaid expenses and other current assets	(1,499)	423
Income tax receivable	(633)	(652)
Other assets	(159)	737
Accounts payable	(10,738)	(680)
Accrued compensation	(4,090)	(3,457)
Other current liabilities	(19,875)	(12,053)
Other long-term liabilities	(321)	(250)
Deferred revenue	(3,919)	11,663
Net cash used in operating activities	(26,606)	(18,104)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,153)	(4,544)
Decrease in restricted cash for Vivity acquisition	—	12,314
Acquisitions, net of cash acquired	(1,688)	(41,687)
Other investing activities	(280)	—
Net cash used in investing activities	(7,121)	(33,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	37	642
Payment of financing fees	(34)	—
Payments under capital lease obligations	(375)	(366)
Net cash (used in) provided by financing activities	(372)	276
Decrease in cash and cash equivalents	(34,099)	(51,745)
Effect of exchange rate changes in cash and cash equivalents	(755)	(241)
Net decrease in cash and cash equivalents	(34,854)	(51,986)
Cash and cash equivalents—beginning of period	64,657	98,825
Cash and cash equivalents—end of period	$29,803	$46,839
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$113	$106
Income taxes	$1,040	$1,034
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$262	$374
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
On March 11, 2015, the Company announced a plan (the "2015 Restructuring Plan") to accelerate and prioritize its focus on satisfying the needs of more passionate Corporate and K-12 learners, and emphasizing those who need to speak and read English. In the first quarter of 2015, the Company began reductions to areas including Consumer sales and marketing, Consumer product investment, and general and administrative costs. See Note 2 "Summary of Significant Accounting Policies," Note 13 "Restructuring," Note 16 "Segment Information" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part 1 for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation which primarily relate to the discrete presentation of deferred sales commissions in the consolidated statements of cash flows.
The equity method is used to account for investments in entities if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. The Company determines its level of influence over an equity method investment by considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, and technological dependencies. The Company's proportionate share of the net income or loss of any equity method investments is reported in "Other income and (expense)" and included in the net loss on the consolidated statement of operations. The carrying value of any equity method investment is reported in "Other assets" on the consolidated balance sheets.
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015. The June 30, 2015 consolidated balance sheet included herein includes account balances as of December 31, 2014 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at June 30, 2015 and December 31, 2014, the Company’s results of operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014 have been made. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to June 30, 2015 or to the three and six months ended June 30, 2015 and 2014 in the notes to the consolidated financial statements are unaudited.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
The preparation of financial statements in accordance with GAAP requires that management make certain estimates and assumptions. Significant estimates and assumptions have been made regarding the allowance for doubtful accounts, estimated sales returns and reserves, stock-based compensation, restructuring costs, fair value of intangibles and goodwill, inventory reserve, disclosure of contingent assets and liabilities, disclosure of contingent litigation, and allowance for valuation of deferred tax assets. Actual results may differ from these estimates.
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
The Company identifies the units of accounting contained within sales arrangements in accordance with Accounting Standards Codification ("ASC") subtopic 605-25, Revenue Recognition - Multiple Element Arrangements ("ASC 605-25"). In doing so, the Company evaluates a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
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
Restructuring Costs
In the first quarter of 2015, as part of the 2015 Restructuring Plan, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. In connection with this plan, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in our operating expense line items on the Statement of Operations.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of June 30, 2015. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive loss in stockholders' equity.
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(8,175)	$(15,750)	$(28,059)	$(35,992)
Foreign currency translation gain (loss)	754	263	(393)	(101)
Comprehensive loss	$(7,421)	$(15,487)	$(28,452)	$(36,093)
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three and six months ended June 30, 2015 was $8.8 million and $22.2 million, respectively, and for the three and six months ended June 30, 2014 was $14.5 million and $30.2 million, respectively.
Recently Issued Accounting Standards Not Yet Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt the guidance and does not believe that the adoption of this guidance will have a material impact on the Company's financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which replaces the current revenue accounting guidance.  In July 2015, the FASB voted to defer the effective date of the updated guidance on revenue recognition by one year to make ASU 2014-09 effective for annual periods beginning after December 15, 2017. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities may choose from two adoption methods, with certain practical expedients. The Company is in the process of evaluating the impact of the new guidance on the Company's financial statements and disclosures and the adoption method.
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
Vivity Labs Inc.
On January 2, 2014, the Company completed its acquisition of Vivity Labs, Inc. (the "Vivity Labs Merger" and "Vivity"). Vivity’s principal business activity is the development of brain fitness games aimed at improving the user’s cognitive function through activity, awareness and motivation through its flagship product, Fit Brains. The applications are designed for use on mobile, web and social platforms. Vivity’s emphasis on mobile solutions is especially compatible with Rosetta Stone’s focus on cloud-based technology to enable on-the-go learning. The aggregate amount of consideration paid by the Company was $12.2 million in cash.
The acquisition of Vivity resulted in goodwill of approximately $9.3 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.
All expenditures incurred in connection with the Vivity Labs Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Labs Merger were zero and $57,000 during

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)

the six months ended June 30, 2015 and 2014, respectively. The results of operations for Vivity have been included in the consolidated results of operations since January 2, 2014.
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
All expenditures incurred in connection with the Tell Me More Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Tell Me More Merger were zero and $1.0 million during the six months ended June 30, 2015 and 2014, respectively. The results of operations for Tell Me More have been included in the consolidated results of operations since January 9, 2014.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(8,175)	$(15,750)	$(28,059)	$(35,992)
Denominator:
Weighted average number of common shares:
Basic	21,689	21,252	21,355	21,188
Diluted	21,689	21,252	21,355	21,188
Loss per common share:
Basic	$(0.38)	$(0.74)	$(1.31)	$(1.70)
Diluted	$(0.38)	$(0.74)	$(1.31)	$(1.70)
For the three and six months ended June 30, 2015 and 2014, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	39,000	71,000	40,000	90,000
Restricted stock units	108,000	97,000	114,000	92,000
Restricted stocks	37,000	37,000	86,000	81,000
Total common stock equivalent shares	184,000	205,000	240,000	263,000

5. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,140	$3,163
Finished goods	3,496	3,337
Total inventory	$7,636	$6,500
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments for the six months ended June 30, 2015 (in thousands):

	Consumer	Enterprise & Education	Total
Balance as of December 31, 2014	$8,538	$50,046	$58,584
Effect of change in foreign currency rate	(511)	(1,181)	(1,692)
Balance as of June 30, 2015	$8,027	$48,865	$56,892
Annual Impairment Testing of Goodwill
In Connection with the annual goodwill impairment analysis performed as of June 30, 2015, the Company determined that the fair value of each of the Company's reporting units with material goodwill balances substantially exceeded its carrying value, and therefore no goodwill impairment charges were recorded in connection with the annual analysis.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark *	$12,469	$(1,164)	$11,305	$12,526	$(1,062)	$11,464
Core technology	15,435	(6,750)	8,685	15,890	(5,661)	10,229
Customer relationships	26,497	(15,525)	10,972	26,889	(14,344)	12,545
Website	12	(12)	—	12	(12)	—
Patents	300	(181)	119	300	(161)	139
Total	$54,713	$(23,632)	$31,081	$55,617	$(21,240)	$34,377
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of June 30, 2015, the carrying value of the tradename asset was $10.6 million.
Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Included in cost of revenue:
Cost of product revenue	$62	$89	141	$183
Cost of subscription and service revenue	84	57	151	110
Total included in cost of revenue	146	146	292	293
Included in operating expenses:
Sales and marketing	697	931	1,422	1,876
Research and development	454	531	910	1,015
General and administrative	—	—	—	—
Total included in operating expenses	1,151	1,462	2,332	2,891
Total	$1,297	$1,608	2,624	3,184

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2015 and years thereafter (in thousands):

As of June 30, 2015
2015 - remaining	$2,595
2016	4,734
2017	4,258
2018	3,644
2019	1,532
Thereafter	3,711
Total	$20,474
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of June 30, 2015 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.
8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	June 30, 2015	December 31, 2014
Accrued marketing expenses	$13,882	$31,985
Accrued professional and consulting fees	1,929	2,804
Sales return reserve	2,412	3,570
Sales, withholding and property taxes payable	4,675	5,875
Accrued purchase price of business acquisition	—	1,688
Other	10,888	10,235
Total other current liabilities	$33,786	$56,157
9. FINANCING ARRANGEMENTS
Revolving Line of Credit
On October 28, 2014, Rosetta Stone Ltd (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone, executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a $25 million revolving credit facility (the “credit facility”). Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term of three years during which RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. RSL may elect to have interest on borrowed amounts accrue at either a LIBOR rate plus a margin of 2.25% percent or a prime rate plus a margin of 1.25% percent. RSL may select LIBOR interest periods of certain defined intervals ranging from one month to one year. All portions of outstanding loans may be converted from one interest rate method to the other. Proceeds of loans made under the credit facility may be used as working capital or to fund general business requirements.
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
The Company executed the First Amendment to the credit facility with the Bank effective March 31, 2015, the Second Amendment effective May 1, 2015, and the Third Amendment effective June 29, 2015. The Company is subject to certain covenants under the Loan and Security Agreement including financial covenants and limitations on indebtedness, encumbrances, investments and distributions and dispositions of assets, certain of which covenants were amended in the First, Second, and Third Amendments to reflect the revised outlook in connection with the Company's 2015 Restructuring Plan. The Third Amendment also changed the definition of "change of control" to eliminate the clause referring to a change in a portion of the Board of Directors within a twelve-month period.
As of June 30, 2015, there were no borrowings outstanding and the Company was eligible to borrow $25.0 million of available credit. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters were located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the six months ended June 30, 2015 and 2014, the Company acquired no equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of June 30, 2015
2015-remaining	$255
2016	504
2017	504
2018	497
2019	497
Thereafter	1,366
Total minimum lease payments	$3,623
Less amount representing interest	555
Present value of net minimum lease payments	$3,068
Less current portion	372
Obligations under capital lease, long-term	$2,696

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2015 is based on the estimated annual effective tax rate for fiscal year 2015. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
As of June 30, 2015, the Company is under audit in the United States for the income tax years 2009 to 2012. Currently the Company expects the IRS audit to be completed in 2015 and will provide additional information at that time. While the ultimate results cannot be predicted with certainty, the Company believes that the resulting adjustments, if any, will not have a material adverse effect on its consolidated financial condition or results of operations.
As of June 30, 2015 and December 31, 2014, the Company had $446,000 and $446,000, respectively, of unrecognized tax benefits, which if recognized, $51,000 would affect income tax expense. These liabilities for unrecognized tax benefits are presented as a reduction to the related deferred tax asset where appropriate and the remaining amount is included in “Income Taxes Payable.” Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision. As of June 30, 2015, the Company had accrued approximately $30,000 in "Income Taxes Payable", compared to $26,000 as of December 31, 2014.
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of June 30, 2015, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended June 30, 2015 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of June 30, 2015, a valuation allowance was provided for the U.S., Korea, Japan, China, Hong Kong, Mexico, Spain, France and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of June 30, 2015 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of June 30, 2015, and December 31, 2014, the Company’s U.S. deferred tax liability was $4.1 million and $3.5 million, respectively, related to its goodwill and indefinite lived intangibles. As of June 30, 2015 the Company had foreign net deferred tax liabilities of $0.4 million compared to net deferred tax liabilities of $0.8 million at December 31, 2014.
For the six months ended June 30, 2015 the Company recorded an income tax expense of $0.6 million. The expense in the current period is made up of tax expense related to current year profits of operations in Germany, and foreign withholding taxes recorded during the period. Additionally, the tax expense relates to the tax impact of the amortization of indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities. These tax expenses are partially offset by tax benefits related to current year losses in the U.K. and Canada.
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
On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At June 30, 2015 there were 3,233,564 shares available for future grant under the 2009 Plan.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

For the six months ended June 30, 2015 and 2014, the fair value of options granted was calculated using the following assumptions:

Six Months Ended June 30,
	2015	2014
Expected stock price volatility	49.1%-63.1%	64.1%-64.6%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.19%-1.75%	1.53%-1.71%
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Included in cost of revenue:
Cost of product revenue	$16	$20	$38	$61
Cost of subscription and service revenue	(14)	(3)	(3)	(44)
Total included in cost of revenue	2	17	35	17
Included in operating expenses:
Sales and marketing	227	513	588	941
Research and development	171	305	311	432
General and administrative	1,708	1,118	2,461	1,969
Total included in operating expenses	2,106	1,936	3,360	3,342
Total	$2,108	$1,953	$3,395	$3,359
Stock Options
The following table summarizes the Company's stock option activity from January 1, 2015 to June 30, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2015	2,017,642	$13.24	7.32	$760,925
Options granted	1,184,071	8.94
Options exercised	(4,924)	7.44
Options canceled	(1,102,982)	13.33
Options Outstanding, June 30, 2015	2,093,807	10.77	7.58	316,960
Vested and expected to vest June 30, 2015	1,922,820	10.82	7.51	316,426
Exercisable at June 30, 2015	815,799	$11.96	6.09	$304,847
As of June 30, 2015, there was approximately $7.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.98 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards
The following table summarizes the Company's restricted stock award activity from January 1, 2015 to June 30, 2015:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2015	482,645	$12.59	$6,074,136
Awards granted	412,913	9.38
Awards vested	(399,690)	10.56
Awards canceled	(116,542)	12.16
Nonvested Awards, June 30, 2015	379,326	$11.34	$4,300,457
As of June 30, 2015, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $4.8 million and is expected to be recognized over a period of 2.44 years.
Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
During the six months ended June 30, 2015, 63,436 restricted stock units were granted. The Company did not grant any restricted stock units prior to April 2009.
Long Term Incentive Program
On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (the "2013 LTIP"). The 2013 LTIP was administered under the 2009 Plan and the shares awarded under the 2013 LTIP were taken from the shares reserved under the 2009 Plan. The 2013 LTIP was effective from January 1, 2013 through December 31, 2014.
The amount of share-based and cash-based compensation expense recognized related to the 2013 LTIP was $0.9 million and $0.2 million, respectively, for the six months ended June 30, 2014. During the first quarter of 2015, the Company issued 160,860 performance share awards related to the conclusion of the 2013 LTIP.
12. STOCKHOLDERS' EQUITY
At June 30, 2015, the Company's board of directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2015, the Company had shares of common stock issued of 23,156,437 and shares of common stock outstanding of 22,156,437.
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
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014 or the six months ended June 30, 2015. Shares repurchased under the program were recorded as

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCKHOLDERS' EQUITY (Continued)

treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
13. RESTRUCTURING
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. The Company committed to the 2015 Restructuring Plan and has completed a large portion of the 2015 Restructuring Plan as of June 30, 2015. The Company expects to be substantially completed by the end of 2015.
Restructuring charges included in the Company’s unaudited consolidated statement of operations related to the 2015 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in the U.S. and the U.K.;

•	Contract termination costs; and

•	Other related costs.
The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the six months ended June 30, 2015 (in thousands):

	Balance at January 1, 2015	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at June 30, 2015
Severance costs	$—	$7,159	$(5,388)	$(1,048)	$723
Contract termination costs	—	1,135	—	—	1,135
Other costs	—	410	(32)	—	378
Total	$—	$8,704	$(5,420)	$(1,048)	$2,236
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.
The following table summarizes the major types of costs associated with the 2015 Restructuring Plan for the three and six months ended June 30, 2015 and 2014, and total costs incurred through June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Incurred through
	2015	2014	2015	2014	June 30, 2015
Severance costs	$1,146	$—	$7,159	$—	$7,159
Contract termination costs	1,135	—	1,135	—	1,135
Other costs	164	—	410	—	410
Total	$2,445	$—	$8,704	$—	$8,704
As of June 30, 2015, the entire restructuring liability of $2.2 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

The following table presents restructuring costs included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$60	$—	$97	$—
Sales and marketing	1,290	—	4,414	—
Research and development	97	—	701	—
General and administrative	998	—	3,492	—
Total	$2,445	$—	$8,704	$—
These restructuring expenses are not allocated to any reportable segment under our definition of segment contribution as defined in Note 16 "Segment Information."
In connection with the 2015 Restructuring Plan, the Company may incur additional costs and is working to finalize these costs. As of the filing of these financial statements, the restructuring expense associated with these additional costs cannot be reasonably estimated. As a result, as of June 30, 2015, the Company cannot estimate its total restructuring expense.
At each reporting date, the Company will evaluate its accrued restructuring costs to ensure the liabilities reported are still appropriate. Any changes to the estimated costs of executing approved restructuring plans will be reflected in the Company’s consolidated statements of operations.
14. LEASE ABANDONMENT AND TERMINATION
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred lease abandonment charges of zero and $3.2 million during the six months ended June 30, 2015 and 2014, respectively. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.
In March 2013, Rosetta Stone Japan Inc. partially abandoned its Japan office as a result of excess office space due to reduction in staff along with overall local operations business performance. The Company estimated the liability under the operating lease agreement reduced for anticipated sublease income in accordance with ASC 420 as the Company had no future economic benefit from the abandoned space associated with the lease terminated on February 28, 2015. As of March 31, 2014, the Company ceased to use the remaining office space in this facility and simultaneously negotiated and paid a lease termination fee of $0.4 million. The Company has been released from all obligations under the lease arrangement since March 31, 2014.
A summary of the Company’s lease abandonment activity for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	As of June 30,
	2015	2014
Accrued lease abandonment costs, beginning of period	$1,679	$413
Costs incurred and charged to expense	—	3,688
Principal reductions	(259)	(1,993)
Accrued lease abandonment costs, end of period	$1,420	$2,108
Accrued lease abandonment costs liability:
Short-term	$428	$743
Long-term	992	1,365
Total	$1,420	$2,108

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 75 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments for the remaining six months of 2015 and the years thereafter (in thousands):

As of June 30, 2015
Periods Ending December 31,
2015-remaining	$2,699
2016	5,634
2017	4,254
2018	3,673
2019	1,089
Thereafter	1,506
Total	$18,855
Total expenses under operating leases are $1.3 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively.  Total expenses under operating leases are $2.7 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively.
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
The deferred rent liability is $0.5 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively. The deferred rent asset is $31,000 and $20,000 at June 30, 2015 and December 31, 2014, respectively. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.
Litigation
In June 2011, Rosetta Stone GmbH, a subsidiary of the Company, was served with a writ filed by Langenscheidt KG ("Langenscheidt") in the District Court of Cologne, Germany alleging trademark infringement due to Rosetta Stone GmbH’s use of the color yellow on its packaging of its language-learning software and the advertising thereof in Germany. Langenscheidt sought relief in the form of monetary damages and injunctive relief; however there has not been a demand for a specific amount of monetary damages and there has been no specific damage amount awarded to Langenscheidt.  In January 2012, the District Court of Cologne ordered an injunction against specific uses of the color yellow made by Rosetta Stone GmbH in packaging, on its website and in television commercials and declared Rosetta Stone GmbH liable for damages, attorneys’ fees and costs to Langenscheidt. In its decision, the District Court of Cologne also ordered the destruction of Rosetta Stone GmbH’s product and packaging which utilized the color yellow and which was deemed to have infringed Langenscheidt’s trademark. The Court of Appeals in Cologne and the German Federal Supreme Court have affirmed the District Court's decision.  The Company has filed special complaints with the German Federal Supreme Court and the German Constitutional Court directed to constitutional issues in the German Federal Supreme Court’s decision.
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

denying further appeal. A constitutional complaint was filed with the German Federal Supreme Court in May 2015, which is still pending.
Rosetta Stone GmbH expects that damages will be awarded to Langenscheidt based on the finding of trademark infringement. However, at this point, the Company cannot predict the amount of damages which Langenscheidt will be awarded nor when any damages will be required to be paid. Langenscheidt has filed a Motion for Attorneys’ Fees to which Rosetta Stone GmbH has objected. The Company has concluded that it will be required to pay court costs and opposing counsel fees and has recorded a liability of $0.3 million as of June 30, 2015. The Company will continue to incur legal fees and other costs in connection with the resolution of this case.
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
During the first quarter of 2015, the CODM was the Company's President and Chief Executive Officer ("CEO"). Effective April 1, 2015, the Company's CEO resigned and an Interim President and CEO was appointed. The CODM continues to be the Company's President and CEO following this change. As the Company adapts to the reorganization and realignment of the business to prioritize the Enterprise & Education segment, the Company will continue to evaluate the role of the CODM, the measure of profitability to be used by the CODM and the level at which the measure of profitability is reviewed by the CODM. Any changes to the CODM and conclusions around operating and reportable segments will be made on a prospective basis.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Enterprise & Education	$23,291	$19,414	$46,459	$37,295
Consumer	28,120	37,901	63,394	80,785
Total revenue	$51,411	$57,315	$109,853	$118,080
Segment contribution:
Enterprise & Education	6,528	3,324	12,802	7,526
Consumer	10,796	9,470	19,902	21,524
Total segment contribution	$17,324	$12,794	$32,704	$29,050
Unallocated expenses, net:
Unallocated cost of sales	2,142	2,264	4,692	4,776
Unallocated sales and marketing	3,890	4,159	10,129	9,384
Unallocated research and development	6,953	8,368	15,925	17,141
Unallocated general and administrative	11,376	13,437	26,731	28,513
Unallocated non-operating expense/(income)	589	(293)	2,254	(468)
Unallocated impairment	160	—	451	2,199
Unallocated lease abandonment expense	—	118	—	3,688
Total unallocated expenses, net	$25,110	$28,053	$60,182	$65,233
Loss before income taxes	$(7,786)	$(15,259)	$(27,478)	$(36,183)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$41,539	$46,637	$87,728	$96,047
International	9,872	10,678	22,125	22,033
Total	$51,411	$57,315	$109,853	$118,080
The information below summarizes long-lived assets by geographic area as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
United States	$21,043	$20,451
International	4,188	4,826
Total	$25,231	$25,277

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Language learning	$45,713	$54,852	$98,878	$113,964
Literacy	4,733	1,923	8,903	3,334
Brain fitness	965	540	2,072	782
Total	$51,411	$57,315	$109,853	$118,080
17. SUBSEQUENT EVENTS
Effective August 1, 2015, the Company entered into a definitive agreement to transfer 100% of the Company's capital stock of Rosetta Stone Korea Ltd. ("RSK") to the current President of RSK. Upon the closing, the Company will have no responsibility with respect to any of RSK's assets or liabilities. As part of the transaction, the Company has agreed to continue to provide to RSK certain of its online product offerings and RSK is committed to purchase those products, for an initial term ending December 31, 2025. In addition, the Company will loan RSK $0.5 million which will be repaid in five equal installments due every six months beginning December 31, 2016.  The closing date of this transaction is expected to be September 30, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this "Report") and other statements or presentations made from time to time by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the fact that they do not relate strictly to historical or current facts, often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects." However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: our revised business strategy; guidance or projections related to revenue, Adjusted EBITDA, bookings, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances might not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present guidance, expectations or projections.  These risks and uncertainties include, but are not limited to, those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report and should be read together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.
Overview
Rosetta Stone Inc. ("Rosetta Stone," the "Company," "we" or "us") is dedicated to changing the way the world learns. Our innovative, technology-driven language, reading and brain fitness solutions are used by thousands of schools, businesses, government organizations and millions of individuals around the world.
Rosetta Stone Inc. was incorporated in Delaware in 2005. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning. Today we offer courses in 30 languages across a broad range of formats, including web-based software subscriptions, digital downloads, mobile applications, and perpetual CD packages. Rosetta Stone has continued to invest in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha Inc. ("Livemocha") and Lexia Learning Systems Inc. ("Lexia") in 2013 and Vivity Labs, Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014. These acquisitions have enabled us to meet the changing needs of learners around the world. Rosetta Stone is managed in two operating segments—Enterprise & Education and Consumer. The Enterprise & Education segment derives revenue from sales to educational institutions, government agencies and corporations worldwide. The Consumer segment derives revenue from sales to individuals and retail partners.
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
As a result, we recently communicated a strategic reorganization and realignment of our business to accelerate and prioritize our focus on satisfying the needs of more passionate Corporate and K-12 learners, and emphasize those who need to speak and read English. This focus carries over to the Consumer segment to prioritize more passionate learners, rather than trying to address the entire Consumer marketplace. To position the organization for success, we have begun and will continue to focus on the following four priorities:

1.	Reorganize our business around our Enterprise & Education segment and accelerate the growth and penetration in language and literacy markets;

2.	Focus our product investment on building effective, personalized English learning experiences that deliver clear and measurable outcomes and expand our literacy products to target grade levels;

3.	Right-size the entire cost base of the Company, with the first steps to

▪	optimize our media spend and other marketing costs in Consumer sales and marketing;

▪	rationalize our Consumer investment; and,

▪	reduce our general and administrative costs.

4.	Cut back on the number of new business initiatives we take on - particularly in Consumer - to improve focus and enhance efficacy.
In pursuing these priorities, we plan to grow the Enterprise & Education segment by focusing the majority of our resources and assets on providing a comprehensive language learning experience focused on more passionate language learners while at the same time accelerating the migration of our Consumer segment business to digital as well as reducing the number of marketing and promotional campaigns aimed at the casual learner, relying less on promotional pricing to generate Consumer sales, reducing the number of retailers that sell our products, and streamlining operations with a clear focus to support the Enterprise & Education segment.
To carry out the strategic reorganization and realignment of the business, we initiated our plan (the "2015 Restructuring Plan") to begin reductions to Consumer sales and marketing, Consumer product investment, and general and administrative costs. We originally expected to realize annualized cost savings of approximately $50 million in connection with the strategic reorganization and realignment of the business, of which the 2015 Restructuring Plan is an important part. In the second quarter of 2015, an additional $12 million in annualized cost savings initiatives were identified. Our results of operations are beginning to reflect the impact of these cost reductions as well as additional employee reductions that have occurred outside of the 2015 Restructuring Plan. These costs savings will mitigate expected declines in Consumer segment revenues. See Note 2 "Summary of Significant Accounting Policies" and Note 13 "Restructuring" of Part 1 - Item 1, Financial Statements for additional information about these strategic undertakings. In addition, Stephen M. Swad, who served as our President and Chief Executive Officer throughout 2014, resigned this position effective April 1, 2015. The Board of Directors appointed A. John Hass to serve as Interim President and Chief Executive Officer, also effective April 1, 2015, while the Company engages in a search for a chief executive officer.
In conjunction with the 2015 Restructuring Plan, outside financial and legal advisors have been retained to assist management and the Board of Directors with their ongoing comprehensive review to analyze potential options to improve financial performance and enhance shareholder value.
As a result of the strategic reorganization and realignment of the business, as of June 30, 2015, we currently have two operating segments, Enterprise & Education and Consumer, rather than the three operating segments (Global Enterprise & Education, North America Consumer, and Rest of World Consumer) we had as of December 31, 2014. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense.
Enterprise & Education segment contribution increased to $6.5 million for the three months ended June 30, 2015 as compared to $3.3 million for the three months ended June 30, 2014, primarily due to the increase in Enterprise & Education revenue driven by an increase in literacy revenue of $2.8 million and an increase of $1.4 million in our education language-learning channel. Consumer segment contribution increased from $9.5 million for the three months ended June 30, 2014 to $10.8 million for the three months ended June 30, 2015. Despite the decrease in Consumer revenue, our Consumer segment contribution increased, primarily due to a decrease in media spend and other cost reduction initiatives to align Consumer segment spending with our strategic focus on the Enterprise & Education segment.
For the six months ended June 30, 2015, Enterprise & Education segment contribution increased to $12.8 million compared to $7.5 million for the six months ended June 30, 2014, primarily due to the increase in literacy revenue of $5.6 million and increases of $2.7 million and $0.5 million in our education and corporate language-learning channels, respectively. Consumer segment contribution decreased from $21.5 million for the six months ended June 30, 2014 to $19.9 million for the six months ended June 30, 2015. The decrease in Consumer segment contribution is primarily due to a decrease in Consumer revenue, which was only partially offset by our cost reduction initiatives.
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
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct Enterprise & Education sales force as well as our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer products through select third-party retailers. For purposes of explaining variances in our revenue, we separately discuss changes in our Enterprise & Education and our Consumer sales channels because the customers and revenue drivers of these channels are different.
Our Enterprise & Education revenue is seasonally stronger in the second and third quarters of the calendar year due to education and government purchasing cycles. The corporate channel of our Enterprise & Education segment is seasonally stronger in the fourth quarter. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2014 accounted for 29% of our annual revenue in 2014. We expect these trends to continue.
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
Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, and commissions earned by our sales personnel. Sales commissions are generally paid at the time the customer is invoiced. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized. In connection with our new strategy of focusing on the Enterprise & Education segment, we intend to continue to reduce the number of marketing and promotional campaigns that we run, focusing more on brand messaging that withstands the test of time, and less on promotional pricing.
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
General and Administrative.    General and administrative expenses consist primarily of shared services, such as personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to acquisition and other corporate expenses. We expect our general and administrative expenses to continue to decline as we take steps to reduce our non-Enterprise & Education headcount as well as other cost reductions.
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
Interest and Other Income (Expense)
Interest and other income (expense) primarily consist of interest income, interest expense, foreign exchange gains and losses, income from litigation settlements, and income or loss from equity method investments. Interest expense is primarily related to interest on our capital leases and our revolving credit facility. Interest income represents interest received on our cash and cash equivalents. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Legal settlements are related to agreed upon settlement payments from various anti-piracy enforcement efforts. Income or loss from equity method investments represents our proportionate share of the net income or loss of our investment in entities accounted for under the equity method.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of federal, state and foreign income taxes. For the three and six months ended June 30, 2015, we incurred an income tax expense of $0.4 million and $0.6 million, respectively, despite incurring losses before taxes of $7.8 million and $27.5 million, respectively, resulting in worldwide effective tax rates of (5.0)% and (2.1)%, respectively. These tax rates resulted from tax expense related to current year income of operations in Germany, foreign withholding taxes, and the tax impact of amortization of indefinite lived intangibles. This was offset by tax benefits related to current year losses in the U.K. and Canada.
For the year ended December 31, 2014, we recorded an income tax benefit of $6.5 million primarily attributable to losses before tax of $80.2 million resulting in worldwide effective tax rate of 8.1%. The tax rate resulted from tax benefits related to the tax impact of the goodwill impairment charges taken in the first and fourth quarters of 2014 and tax benefits related to current year losses in Canada and France. The tax benefits were only partially offset by tax expense related to income of operations in Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.
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
•Sales Returns and Reserves
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
Goodwill
We test goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount. For our annual goodwill test performed at June 30, we exercised our option to bypass Step 0 and began our annual test with Step 1.
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
In connection with the annual goodwill impairment analysis performed at June 30, 2015, we determined that the fair value of each of our reporting units with a material goodwill balance substantially exceeded its carrying value, and therefore no goodwill impairment charges were recorded in 2015 as a result of the annual test.
For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part II, Item 1A of this Report. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.
Reporting Units
Prior to 2013, our reporting units were the same as our operating segments. In 2013 and 2014 we reassessed our reporting units as a result of our business acquisitions and diversification into additional education technology spaces. In the first quarter of 2015, we reevaluated our reporting units following our strategic shift in business. Accordingly, the North America Consumer Language and the Rest of World Consumer Language reporting units (both of which had zero remaining goodwill as of the beginning of 2015 due to prior year impairments) were combined into the Consumer Language reporting unit. There have been no changes to our reporting unit structure since the first quarter of 2015.
As of June 30, 2015, our reporting units are: Enterprise & Education Language, Enterprise & Education Literacy, Consumer Language, and Consumer Fit Brains. The Enterprise & Education Language and Enterprise & Education Literacy reporting units are components of the Enterprise & Education operating segment. The Consumer segment is comprised of the Consumer Language and Consumer Fit Brains reporting units.
Equity Method Investment
The equity method is used to account for investments in entities if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. We determine the level of influence we have over an equity method investment by considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, and technological dependencies.

Results of Operations
Comparison of the three months ended June 30, 2015 and the three months ended June 30, 2014
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$14,209	$28,125	$(13,916)	(49.5)%
Subscription and service	37,202	29,190	8,012	27.4%
Total revenue	51,411	57,315	(5,904)	(10.3)%
Cost of revenue:
Cost of product revenue	3,719	7,269	(3,550)	(48.8)%
Cost of subscription and service revenue	5,301	4,691	610	13.0%
Total cost of revenue	9,020	11,960	(2,940)	(24.6)%
Gross profit	42,391	45,355	(2,964)	(6.5)%
Operating expenses:
Sales and marketing	30,555	37,833	(7,278)	(19.2)%
Research and development	6,953	8,368	(1,415)	(16.9)%
General and administrative	11,920	14,002	(2,082)	(14.9)%
Impairment	160	—	160	100.0%
Lease abandonment and termination	—	118	(118)	(100.0)%
Total operating expenses	49,588	60,321	(10,733)	(17.8)%
Loss from operations	(7,197)	(14,966)	7,769	(51.9)%
Other income and (expense):
Interest income	7	5	2	40.0%
Interest expense	(93)	(50)	(43)	86.0%
Other income and (expense)	(503)	(248)	(255)	102.8%
Total other income and (expense)	(589)	(293)	(296)	101.0%
Loss before income taxes	(7,786)	(15,259)	7,473	(49.0)%
Income tax expense (benefit)	389	491	(102)	(20.8)%
Net loss	$(8,175)	$(15,750)	$7,575	(48.1)%
Total revenue decreased to $51.4 million for the three months ended June 30, 2015 from $57.3 million for the three months ended June 30, 2014. The change in revenue is due to an increase in Enterprise & Education revenue of $3.9 million, which was more than offset by a decrease in Consumer revenue of $9.8 million.
The operating loss for the three months ended June 30, 2015 totaled $7.2 million, compared to an operating loss of $15.0 million for the three months ended June 30, 2014. Operating expenses decreased $10.7 million, primarily comprised of decreases of $7.3 million in sales and marketing expenses, $1.4 million in research and development expenses, and $2.1 million in general and administrative expenses. The decrease in operating expenses reflects the actions from our 2015 Restructuring Plan. The overall decrease in operating expenses was partially offset by a decrease in gross profit of $3.0 million, driven by a $5.9 million decrease in revenue only partially offset by a $2.9 million decrease in cost of revenue.

The following table sets forth revenue for our two operating segments for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,				2015 Versus 2014
	2015		2014		Change	% Change
Enterprise & Education	$23,291	45.3%	$19,414	33.9%	$3,877	20.0%
Consumer	28,120	54.7%	37,901	66.1%	(9,781)	(25.8)%
Total Revenue	$51,411	100.0%	$57,315	100.0%	$(5,904)	(10.3)%
Enterprise & Education Segment
Total Enterprise & Education revenue increased $3.9 million, or 20%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. Enterprise & Education literacy revenue increased $2.8 million. Enterprise & Education language revenue increased $1.1 million, comprised primarily of an increase of $1.4 million in our education channel, partially offset by a decrease in revenue of $0.4 million in our corporate channel. The Enterprise & Education revenue increased, in part, due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia and Tell Me More was recorded at fair value, which is lower than the book value, and resulted in lower second quarter 2014 revenue. As a result, we expect year over year revenues to become more comparable as we lap the purchase accounting impact, which will result in lower revenue growth rates than what we experienced in the second quarter of 2015.
Consumer Segment
Consumer revenue decreased $9.8 million, or 26%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. This decrease was due to reductions in revenue from our direct-to-consumer, retail, and homeschool sales channels of $7.5 million, $2.5 million, and $0.3 million, respectively, partially offset by an increase of $0.4 million related to Fit Brains. These declines reflect the decision to significantly curtail promotional pricing under our strategic transformation. In recent quarters, we focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website, by implementing more aggressive discounting and promotional activity to combat the introduction of lower priced competitor products. In connection with our shift in strategy to focus on the passionate learner, we have been and expect to be more disciplined with pricing, relying much less on discounting, which may continue to negatively impact our Consumer revenue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
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
The following table sets forth revenue for products and subscription and services for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,				2015 Versus 2014
	2015		2014		Change	% Change
Product	$14,209	27.6%	$28,125	49.1%	$(13,916)	(49.5)%
Subscription and service	37,202	72.4%	29,190	50.9%	8,012	27.4%
Total revenue	$51,411	100.0%	$57,315	100.0%	$(5,904)	(10.3)%
Product Revenue
Product revenue decreased $13.9 million, or 49%, to $14.2 million during the three months ended June 30, 2015 from $28.1 million during the three months ended June 30, 2014. The primary drivers of the decrease in product revenue were decreases of $10.7 million and $2.6 million in the direct-to-consumer and retail sales channels, respectively. Product revenue also decreased primarily due to the year-over-year decline in product unit sales volume, the decrease in the average sale price of our bundled language-learning software products, and the increase in the revenue amount allocated and deferred to online service revenue due to the change in VSOE associated with this bundled service from $25 to $39 in late 2014. We expect a shift away from product revenue as we carry out our strategy to accelerate the migration of our Consumer business to our subscription-based products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue increased $8.0 million, or 27%, to $37.2 million for the three months ended June 30, 2015 from $29.2 million for the three months ended June 30, 2014. The increase in subscription and service revenue was primarily due to increases of $2.8 million and $1.1 million in the literacy and language-learning education service sales channels, respectively, within the Enterprise & Education segment. Within the Consumer segment, we realized increases of $3.3 million and $0.4 million in direct-to-consumer and Fit Brains service sales, respectively. Subscription and service revenue also increased due to the increase in the amount allocated to online service revenue due to the change in VSOE associated with the bundled service from $25 to $39 in late 2014. Our Q2 2014 subscription and service revenue was lower due to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with Lexia and Tell Me More. As a result, we expect the growth rates from our Enterprise & Education segment to mitigate over time.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$14,209	$28,125	$(13,916)	(49.5)%
Subscription and service	37,202	29,190	8,012	27.4%
Total revenue	51,411	57,315	(5,904)	(10.3)%
Cost of revenue:
Cost of product revenue	3,719	7,269	(3,550)	(48.8)%
Cost of subscription and service revenue	5,301	4,691	610	13.0%
Total cost of revenue	9,020	11,960	(2,940)	(24.6)%
Gross profit	$42,391	$45,355	$(2,964)	(6.5)%
Gross margin percentages	82.5%	79.1%	3.4%
Total cost of revenue decreased $2.9 million for the three months ended June 30, 2015 from $12.0 million for the three months ended June 30, 2014. The change in total cost of revenue was primarily due to a $1.0 million decrease in physical inventory costs due to the reduction in sales, a $1.1 million decrease in payroll and benefits expense driven by the reduced headcount from the 2015 Restructuring Plan, and a $0.5 million decrease in freight and payment processing fees due to the reduction in sales.
Cost of Product Revenue
Cost of product revenue for the three months ended June 30, 2015 was $3.7 million, a decrease of $3.6 million, or 49%, from the three months ended June 30, 2014. As a percentage of product revenue, cost of product revenue remained flat at 26% for the three months ended June 30, 2015 and 2014. The dollar decrease in cost of product revenue is primarily due to decreases of $1.2 million, $0.9 million, and $0.3 million in payroll and benefits, inventory costs, and freight costs, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended June 30, 2015 was $5.3 million, an increase of $0.6 million, or 13%, from the three months ended June 30, 2014. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 14% for the three months ended June 30, 2014 compared to 16% for the same prior year period. The dollar increase was primarily due to increases in hosting due to the shift in sales mix to subscription service sales and amortization of intangibles. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Gross Profit
Gross profit decreased $3.0 million to $42.4 million for the three months ended June 30, 2015 compared to $45.4 million for the three months ended June 30, 2014. Gross profit percentage increased to 82% from 79% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The dollar decrease in gross profit was primarily due to the decrease in revenue. The percentage increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.
Operating Expenses

	Three Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$30,555	$37,833	$(7,278)	(19.2)%
Research and development	6,953	8,368	(1,415)	(16.9)%
General and administrative	11,920	14,002	(2,082)	(14.9)%
Impairment	160	—	160	100.0%
Lease abandonment and termination	—	118	(118)	(100.0)%
Total operating expenses	$49,588	$60,321	$(10,733)	(17.8)%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2015 were $30.6 million, a decrease of $7.3 million, or 19%, from the three months ended June 30, 2014. As a percentage of total revenue, sales and marketing expenses decreased to 59% from 66% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in sales and marketing expenses was primarily due to a reduction in media and marketing expense and a decrease in payroll and benefits expense. Media expense decreased $4.6 million across TV, radio, print, Internet, social media and online display as a result of the strategic shift in focus. Marketing expenses related to creative development also decreased by $1.2 million year-over-year due to the shift in focus on the Consumer market in 2015. Payroll and benefit expense decreased $1.8 million due to the salary savings from the reduced headcount as a result of the 2015 Restructuring Plan, lower variable incentive compensation expenses based on reduced funding expectations, and the absence of vacation expenses due to an early 2015 change in the paid time off policy. As we implement our strategic plan, we expect to continue to optimize our Consumer media and marketing costs.
Research and Development Expenses
Research and development expenses were $7.0 million for the three months ended June 30, 2015, a decrease of $1.4 million, or 17%, from the three months ended June 30, 2014. As a percentage of total revenue, research and development expenses decreased slightly from 15% to 14% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily due to a decrease in payroll and benefits expense due to the reduction in force associated with the 2015 Restructuring Plan. The main drivers of this decrease were a $0.6 million decrease in variable incentive compensation expenses based on reduced funding expectations, a $0.2 million salary savings from the reduced headcount as a result of the 2015 Restructuring Plan, and a reduction of $0.2 million due to the absence of vacation expenses due to an early 2015 change in the paid time off policy. In accordance with our shift in strategy, we plan to focus our product investment on integrating our foundations, advantage and advanced English for business products into a single platform, enhancing our reporting and administrator tools, extending our assessment capabilities, and bringing other new and innovative features to the market for all of our customers. We expect our research and development expenses to increase as we fund these initiatives.
General and Administrative Expenses
General and administrative expenses decreased $2.1 million to $11.9 million for the three months ended June 30, 2015 compared to $14.0 million for the three months ended June 30, 2014. As a percentage of revenue, general and administrative expenses decreased to 23% from 24% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in general and administrative expenses was due to a decrease in payroll and benefits expense and a decrease in third party service expenses. Payroll and benefits expense decreased by $1.0 million due to a reduction in variable incentive compensation expense based on reduced funding expectations and reduced headcount as a result of the 2015 Restructuring Plan. As a result of our restructuring actions, we expect our general and administrative expenses to decrease in the near term.
Impairment
Impairment expenses were $0.2 million for the three months ended June 30, 2015, an increase of $0.2 million, or 100%, from the three months ended June 30, 2014. The increase was due to a current period impairment charge of $0.2 million related to the abandonment of a previously capitalized internal-use software project.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the three months ended June 30, 2015, compared to $0.1 million during the three months ended June 30, 2014.  The decrease is attributable to the second quarter 2014 lease abandonment of a Tell Me More office space in Phoenix, Arizona due to the physical location closure to streamline operations.
Interest and Other Income (Expense)

	Three Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Interest income	$7	$5	$2	40.0%
Interest expense	(93)	(50)	(43)	86.0%
Other income and (expense)	(503)	(248)	(255)	102.8%
Total other income and (expense)	$(589)	$(293)	$(296)	101.0%
Interest income for the three months ended June 30, 2015 was $7,000, an increase of $2,000, or 40%, from the three months ended June 30, 2014. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended June 30, 2015 was $93,000, an increase of $43,000 from the three months ended June 30, 2014, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other expense for the three months ended June 30, 2015 was $0.5 million, an increase of $0.3 million, from $0.2 million for the three months ended June 30, 2014. The fluctuation is primarily attributable to foreign exchange losses.
Income Tax Expense

	Three Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Income tax expense	$389	$491	$(102)	(20.8)%
Our income tax expense for the three months ended June 30, 2015 was $0.4 million, compared to $0.5 million for the three months ended June 30, 2014. The decrease primarily resulted from lower pretax income from certain foreign operations.

Comparison of the six months ended June 30, 2015 and the six months ended June 30, 2014
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$34,183	$60,497	$(26,314)	(43.5)%
Subscription and service	75,670	57,583	18,087	31.4%
Total revenue	109,853	118,080	(8,227)	(7.0)%
Cost of revenue:
Cost of product revenue	9,356	15,093	(5,737)	(38.0)%
Cost of subscription and service revenue	10,966	9,038	1,928	21.3%
Total cost of revenue	20,322	24,131	(3,809)	(15.8)%
Gross profit	89,531	93,949	(4,418)	(4.7)%
Operating expenses:
Sales and marketing	70,705	76,930	(6,225)	(8.1)%
Research and development	15,925	17,142	(1,217)	(7.1)%
General and administrative	27,674	30,055	(2,381)	(7.9)%
Impairment	451	2,199	(1,748)	(79.5)%
Lease abandonment and termination	—	3,688	(3,688)	(100.0)%
Total operating expenses	114,755	130,014	(15,259)	(11.7)%
Loss from operations	(25,224)	(36,065)	10,841	(30.1)%
Other income and (expense):
Interest income	11	10	1	10.0%
Interest expense	(181)	(106)	(75)	70.8%
Other income and (expense)	(2,084)	(22)	(2,062)	9,372.7%
Total other income and (expense)	(2,254)	(118)	(2,136)	1,810.2%
Loss before income taxes	(27,478)	(36,183)	8,705	(24.1)%
Income tax expense (benefit)	581	(191)	772	(404.2)%
Net loss	$(28,059)	$(35,992)	$7,933	(22.0)%
Total revenue decreased to $109.9 million for the six months ended June 30, 2015 from $118.1 million for the six months ended June 30, 2014. The change in revenue was due to an increase in Enterprise & Education revenue of $9.2 million, which was more than offset by a decrease in Consumer revenue of $17.4 million.
The operating loss for the six months ended June 30, 2015 totaled $25.2 million, compared to an operating loss of $36.1 million for the six months ended June 30, 2014. Operating expenses decreased $15.3 million, which included a $1.7 million reduction in goodwill and other impairment charges and a $3.7 million reduction in lease abandonment and termination expenses. Excluding the impairment and lease-related costs, operating expenses decreased $9.8 million, comprised of decreases of $6.2 million in sales and marketing expenses, $1.2 million in research and development expenses, and $2.4 million in general and administrative expenses. The decrease in operating expenses, excluding the impairment and lease-related costs, reflects the up-front restructuring costs incurred at the beginning of the implementation of our shift in strategy. Gross profit decreased $4.4 million, driven by an $8.2 million decrease in revenue and a $3.8 million decrease in cost of revenue.

The following table sets forth revenue for our two operating segments for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended June 30,				2015 Versus 2014
	2015		2014		Change	% Change
Enterprise & Education	$46,459	42.3%	$37,295	31.6%	$9,164	24.6%
Consumer	63,394	57.7%	80,785	68.4%	(17,391)	(21.5)%
Total Revenue	$109,853	100.0%	$118,080	100.0%	$(8,227)	(7.0)%
Enterprise & Education Segment
Total Enterprise & Education revenue increased $9.2 million, or 25%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. Enterprise & Education literacy revenue increased $5.6 million. Enterprise & Education language revenue increased $3.6 million, comprised primarily of increases of $2.7 million and $0.5 million in our education and corporate sales channels, respectively. Enterprise & Education revenue increased, in part, due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia and Tell Me More was recorded at fair value, which is lower than the book value, and resulted in lower 2014 revenue. As a result, we expect year over year revenues to become more comparable as we lap the purchase accounting impact, which will result in lower revenue growth rates than what we experienced in the first half of 2015.
Consumer Segment
Consumer revenue decreased $17.4 million, or 22%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. This decrease was largely due to reductions in revenue from our direct-to-consumer, retail, and homeschool sales channels of $14.3 million, $4.2 million, and $0.4 million, respectively, slightly offset by an increase of $1.3 million in revenue of our Fit Brains offerings. These declines reflect the decision to significantly curtail promotional pricing under our strategic transformation.
Revenue by Product Revenue and Subscription and Service Revenue
The following table sets forth revenue for products and subscription and services for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended June 30,				2015 Versus 2014
	2015		2014		Change	% Change
Product	$34,183	31.1%	$60,497	51.2%	$(26,314)	(43.5)%
Subscription and service	75,670	68.9%	57,583	48.8%	18,087	31.4%
Total revenue	$109,853	100.0%	$118,080	100.0%	$(8,227)	(7.0)%
Product Revenue
Product revenue decreased $26.3 million, or 43%, to $34.2 million during the six months ended June 30, 2015 from $60.5 million during the six months ended June 30, 2014. Product revenue decreased $21.3 million, $3.9 million, and $0.7 million in the direct-to-consumer, retail, and homeschool sales channels, respectively. Product revenue also decreased primarily due to the decrease in the average sale price of our bundled language-learning software products from promotional pricing, a decline in product unit sales volume, and the increase in the revenue amount allocated and deferred to online service revenue due to the change in VSOE associated with this bundled service from $25 to $39 in late 2014.We expect a shift away from product revenue as we carry out our strategy to accelerate the migration of our Consumer business to our subscription-based products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue increased $18.1 million, or 31%, to $75.7 million for the six months ended June 30, 2015 from $57.6 million for the six months ended June 30, 2014. Within the Enterprise & Education segment, the increase in subscription and service revenue was primarily due to an increase of $5.6 million in literacy revenue combined with language revenue increases of $2.5 million and $0.9 million in the education and corporate service sales channels, respectively. The Consumer segment realized increases of $7.0 million and $1.3 million in direct-to-consumer and Fit Brains service sales, respectively. Subscription and service revenue also increased due to the increase in the amount allocated to online service revenue due to the change in VSOE associated with the bundled service from $25 to $39 in late 2014. Our 2014 subscription and service revenue was lower due to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with Lexia and Tell Me More. As a result, we expect the growth rates from our Enterprise & Education segment to mitigate over time.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$34,183	$60,497	$(26,314)	(43.5)%
Subscription and service	75,670	57,583	18,087	31.4%
Total revenue	109,853	118,080	(8,227)	(7.0)%
Cost of revenue:
Cost of product revenue	9,356	15,093	(5,737)	(38.0)%
Cost of subscription and service revenue	10,966	9,038	1,928	21.3%
Total cost of revenue	20,322	24,131	(3,809)	(15.8)%
Gross profit	$89,531	$93,949	$(4,418)	(4.7)%
Gross margin percentages	81.5%	79.6%	1.9%
Total cost of revenue decreased $3.8 million for the six months ended June 30, 2015 from $24.1 million for the six months ended June 30, 2014. The decrease in total cost of revenue was primarily due to decreases in payroll and benefits expense, inventory expense, and freight and payment processing fees. Payroll and benefit expenses declined $1.8 million driven by reduced headcount predominantly in the online experience Consumer group. Inventory expense declined $1.6 million due to the first quarter 2014 charges to inventory obsolescence in our Asian operations and a higher standard cost revaluation recorded in early 2014. Freight and processing fees decreased $0.6 million due to the decrease in sales.
Cost of Product Revenue
Cost of product revenue for the six months ended June 30, 2015 was $9.4 million, a decrease of $5.7 million, or 38%, from the six months ended June 30, 2014. As a percentage of product revenue, cost of product revenue increased to 27% from 25% for the six months ended June 30, 2015 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar decrease in cost of product revenue is primarily due to decreases of $2.0 million, $1.6 million, and $0.5 million in payroll and benefits, inventory costs, and freight costs, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the six months ended June 30, 2015 was $11.0 million, an increase of $1.9 million, or 21%, from the six months ended June 30, 2014. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 14% for the six months ended June 30, 2015 from 16% compared to the same prior year period. The dollar increase was primarily due to increases in hosting and amortization of intangibles due to the shift in sales mix to subscription service sales.
Gross Profit
Gross profit decreased $4.4 million to $89.5 million for the six months ended June 30, 2015 compared to $93.9 million for the six months ended June 30, 2014. Gross profit percentage increased to 82% from 80% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The dollar decrease in gross profit was primarily due to the decrease in revenue. The increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.

Operating Expenses

	Six Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$70,705	$76,930	$(6,225)	(8.1)%
Research and development	15,925	17,142	(1,217)	(7.1)%
General and administrative	27,674	30,055	(2,381)	(7.9)%
Impairment	451	2,199	(1,748)	(79.5)%
Lease abandonment and termination	—	3,688	(3,688)	(100.0)%
Total operating expenses	$114,755	$130,014	$(15,259)	(11.7)%
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2015 were $70.7 million, a decrease of $6.2 million, or 8%, from the six months ended June 30, 2014. As a percentage of total revenue, sales and marketing expenses decreased slightly to 64% from 65% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in sales and marketing expenses was due to decreases in media and marketing expenses, payroll and benefit expenses, and amortization expense, which were partially offset by increases in commission expense and professional services expenses. Media spend decreased $6.5 million due to a shift in spend from TV, radio and print to Internet marketing and online displays. Marketing expenses also decreased by $1.6 million due to decreased spend in creative development and advertising expenses as a result of the strategic shift in focus. Despite an increase of $1.0 million in severance expense as a result of the 2015 reduction in force, payroll and benefit expense decreased $0.9 million due to salary savings from the reduced headcount as a result of the 2015 Restructuring Plan, lower variable incentive compensation expenses based on reduced funding expectations, and the absence of vacation expenses due to an early 2015 change in the paid time off policy. Amortization expense decreased $0.5 million due to the fully depreciated Tell Me More trade name at the end of 2014. Commission expense increased $2.6 million primarily driven by an increase in Enterprise & Education literacy revenue. Professional services increased $0.7 million due to contract termination expense as a result of the 2015 Restructuring Plan partially offset by reduced call center spending.
Research and Development Expenses
Research and development expenses were $15.9 million for the six months ended June 30, 2015, a decrease of $1.2 million, or 7%, from the six months ended June 30, 2014. As a percentage of total revenue, research and development expenses decreased slightly from 15% to 14% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The dollar decrease was due to a reduction in payroll and benefits expense of $1.4 million due to a decrease in variable incentive compensation expenses based on reduced funding expectations and decreased vacation expense due to the change in our paid time off policy in early 2015, slightly offset by an increase in severance expense related to the 2015 Restructuring Plan.
General and Administrative Expenses
General and administrative expenses decreased $2.4 million to $27.7 million for the six months ended June 30, 2015 compared to $30.1 million for the six months ended June 30, 2014. As a percentage of revenue, general and administrative expenses remained flat at 25% for the six months ended June 30, 2015 and 2014. The decrease in general and administrative expenses was due to reductions in third party services, bad debt, travel, and rent expenses, which were partially offset by an increase in professional services expense. Third party services expense decreased $1.2 million mainly driven by decreased software and hardware maintenance expenses in 2015. Bad debt expense decreased by $0.5 million due to improvements in accounts receivable aging as compared to 2014. Travel expenses decreased $0.3 million as a result of the international trips in support of acquisition related activities in the first quarter of 2014. Rent expense decreased $0.2 million due to the Arlington 6th floor rent expense incurred in January 2014 prior to the lease termination. Professional services expense increased $0.3 million due to increased consulting expenses related to the strategic business and growth review and higher audit fees primarily associated with our 2014 goodwill impairment charges, partially offset by a decrease in legal expenses in 2015.
Impairment
Impairment expenses were $0.5 million for the six months ended June 30, 2015, a decrease of $1.7 million, or 79%, from the six months ended June 30, 2014. The decrease was primarily attributable to a $2.2 million goodwill impairment charge related to our former Rest of World Consumer Language reporting unit taken in 2014, partially offset by 2015 impairment charges totaling $0.5 million related to the abandonment of a previously capitalized internal-use software project.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the six months ended June 30, 2015, compared to $3.7 million during the six months ended June 30, 2014.  The decrease is attributable to the 2014 lease abandonment of the sixth floor space in the Arlington, VA office of $3.1 million as well as the closure of the Japan office resulting in lease abandonment costs of $0.4 million.
Interest and Other Income (Expense)

	Six Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Interest income	$11	$10	$1	10.0%
Interest expense	(181)	(106)	(75)	70.8%
Other income and (expense)	(2,084)	(22)	(2,062)	9,372.7%
Total other income and (expense)	$(2,254)	$(118)	$(2,136)	1,810.2%
Interest income for the six months ended June 30, 2015 was $11,000, an increase of $1,000, or 10%, from the six months ended June 30, 2014. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the six months ended June 30, 2015 was $0.2 million, an increase of $0.1 million from the six months ended June 30, 2014, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other expense for the six months ended June 30, 2015 was $2.1 million, an increase of $2.1 million, from the six months ended June 30, 2014. The fluctuation is primarily attributable to foreign exchange losses.
Income Tax Expense (Benefit)

	Six Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$581	$(191)	$772	(404.2)%
Our income tax expense for the six months ended June 30, 2015 was $0.6 million, compared to an income tax benefit of $0.2 million for the six months ended June 30, 2014. The change primarily resulted from the tax benefits related to the goodwill impairment charge taken during the first quarter of 2014 related to the former Rest of World Consumer Language reporting unit. The goodwill that was written off related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off of a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax).
Liquidity and Capital Resources
Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities and costs of information technology systems. We fund these requirements through cash flow from our operations.
As part of our strategic shift, we have begun and will continue to reorganize our business around our Enterprise & Education segment while we optimize our media and marketing spend to focus on the passionate learners of our Consumer segment. Beginning in the second quarter of 2015, we saw reductions in the overall top line from our Consumer business due to the effects of reduced media and marketing spend, coupled with less promotional pricing and a focus on the passionate learner. As we grow and center our business on the Enterprise & Education segment and continue to realign and right-size our business, we expect our cash flows from our Consumer business to stabilize. In addition, our Enterprise & Education business and our Consumer business are affected by variations in different sales-to-cash patterns. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash.  We expect these historical trends to continue but the magnitude of the second-half cash generation could be impacted by the changing mix of our sales, shifting away from Consumer sales that typically turn to cash quickly to Enterprise & Education sales that have longer collection cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. In addition, we extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. We expect these trends to continue.
We believe our current cash and cash equivalents, short-term investments and funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements through the foreseeable future, including at least the next 12 months. In order to maximize our cash position, we will continue to manage our existing inventory, receivable, and payable balances. In addition, borrowings under our revolving credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.
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
On October 28, 2014, we entered into a $25.0 million revolving credit Loan and Security Agreement with Silicon Valley Bank, which was amended effective March 31, 2015, May 1, 2015, and further amended effective June 29, 2015. The revolving credit facility has a term of 3 years during which we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. As of the date of this filing, no borrowings have been made under the revolving credit agreement.
We are subject to certain financial and restrictive covenants under the credit facility, which have been amended to reflect the revised outlook in connection with our 2015 Restructuring Plan. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of June 30, 2015, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of June 30, 2015 was $13.8 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.
Cash Flow Analysis

	Six Months Ended June 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(26,606)	$(18,104)	$(8,502)	47.0%
Net cash used in investing activities	$(7,121)	$(33,917)	$26,796	(79.0)%
Net cash (used in) provided by financing activities	$(372)	$276	$(648)	(234.8)%
Net Cash Used in Operating Activities
Net cash used in operating activities was $26.6 million for the six months ended June 30, 2015 compared to $18.1 million for the six months ended June 30, 2014, a change of 47%. Despite a decrease in net loss of $7.9 million, net cash used in operating activities increased primarily due to a decrease of $16.5 million from changes in operating assets and liabilities and a decrease of $1.7 million from changes in non-cash items. Non-cash items primarily consist of stock-based compensation expense, bad debt expense, depreciation and amortization, loss on foreign currency transactions, deferred income taxes, amortization of debt issuance costs, gain or loss from disposal of equipment, impairment loss, and earnings from equity method investments. Included in the net cash used in operating activities are non-recurring cash payments of $5.4 million related to our 2015 Restructuring Plan.
Net Cash Used in Investing Activities
Net cash used in investing activities was $7.1 million for the six months ended June 30, 2015, compared to $33.9 million for the six months ended June 30, 2014, a change of $26.8 million. Net cash used in investing activities decreased primarily due to the 2014 acquisition related cash outflows of $29.4 million pertaining to the acquisitions of Tell Me More and Vivity during the first quarter of 2014. In the first quarter of 2015, we paid the remaining holdback of $1.7 million related to the 2013 acquisition of Lexia. This was partially offset by an increase of $0.6 million in cash used for the purchase of property and equipment.
Net Cash Used In (Provided By) Financing Activities
Net cash used in financing activities was $0.4 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $0.3 million for the six months ended June 30, 2014. The decrease in net cash related to financing activities was primarily due to the decrease in proceeds from the exercise of stock options of $0.6 million due to the decrease in our stock price.
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
Contractual Obligations
We lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of June 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	3,623	507	1,005	994	1,117
Operating leases	18,855	5,608	8,883	3,355	1,009
Total	22,478	6,115	9,888	4,349	2,126
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 15 "Commitments and Contingencies" of Part I – Item 1, Financial Statements – for information about our legal proceedings.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 16, 2015 with the U.S. Securities and Exchange Commission for the period ended December 31, 2014. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We might not be successful in executing our strategy of focusing on the Enterprise & Education segment and on more passionate learners, and our company reorganization and realignment might not produce the desired results.
We are continuing to undertake a strategic reorganization and realignment of our business to accelerate and prioritize our focus on satisfying the needs of more passionate corporate and K-12 learners, and on those who wish to speak and read English. If we do not successfully execute our accelerated strategy, our revenue and profitability could decline. In connection with the implementation of our revised strategy, in the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs. We are also evaluating and implementing opportunities for further cost savings and efficiencies. These cost reduction efforts could harm our business and results of operations by distracting management and employees, causing difficulty in hiring, motivating and retaining talented and skilled personnel, and creating uncertainty among our customers and vendors that could lead to delays or unexpected costs. Also, our ability to achieve anticipated cost savings and other benefits from these efforts is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, or if other unforeseen events occur, our business and financial results could be adversely affected.
Our actual operating results may differ significantly from our guidance.
Historically, our practice has been to release guidance regarding our future performance that represents management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party confirms or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are concentrated on a group of key retailers that comprises a mix of websites, such as Amazon.com, Digital River and the Apple iTunes App Store, and select retail resellers such as Barnes & Noble, Best Buy, Target, Books-a-Million, Staples, Office Depot and Sam's Club, home shopping networks such as HSN and evineLive (ShopHQ) in the U.S., and North American consignment distributors such as Wynit Distribution and Software Packaging Associates (SPA).
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
We continue to test and offer changes to the pricing of our products. If we reduce our prices in an effort to increase our sales, this could have an adverse impact on our revenue to the extent that unit sales do not increase in a sufficient amount to compensate for the lower pricing. Reducing our pricing to individual consumers could also cause us to have to lower pricing to our Enterprise & Education customers. Any increase in the taxation of online sales could have the effect of a price increase to consumers and could cause us to have to lower our prices or could cause sales to decline. It is uncertain whether we will need to continue to lower prices to effectively compete and what the other short-term and long-term impacts could be.

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

Our international businesses may not succeed and impose additional and unique risks.
Our business strategy contemplates stabilizing the losses we have experienced internationally. We are currently augmenting and optimizing certain of our website direct sales channels in Europe, Asia and Latin America. In addition, we are continuing to selectively expand and optimize our indirect sales channels in Europe, Asia and Latin America through reseller and other arrangements with third parties. If we are unable to stabilize losses in our international operations successfully and in a timely manner, our business, revenue and financial results could be harmed. Such stabilization may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally to the extent we expect.
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
Many of our Enterprise & Education customers are colleges, universities, primary and secondary schools and school districts, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools and school districts, or other education providers or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could hurt our overall gross margins.
Some of our Enterprise & Education business faces a lengthy and unpredictable sales cycle, which could delay new sales.
We face a lengthy sales cycle between our initial contact with some potential Enterprise & Education customers and the signing of license agreements with these customers. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of such Enterprise & Education sales. A delay in or failure to complete license transactions could cause us to lose revenue, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential Enterprise & Education customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

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
We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue, cash flows and net income. These variations are primarily related to increased sales of our products and services to consumers in the fourth quarter during the holiday selling season as well as higher sales to governmental and educational institutions in the second and third quarters. We sell to a significant number of our retailers, distributors and Enterprise & Education customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our Enterprise & Education customers may also cause our quarterly results to fluctuate.
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
We made four acquisitions in 2013 and 2014. The significant risks and challenges that may limit our ability to achieve the anticipated benefits of acquisitions include:

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
Possession and use of personal information in conducting our business subjects us to legislative and regulatory obligations that could require notification of data breaches, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business and the regulatory environment evolve in the U.S. and internationally, we may become subject to additional and even more stringent legal obligations concerning our treatment of customer information. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
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
If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products in the future. In the past, we have encountered product development delays due to errors or defects. We would expect that, despite our testing, errors could be found in new products and product enhancements in the future. Significant errors in our products or services could lead to, among other things:

•	delays in or loss of marketplace acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades for Consumer and Enterprise & Education customers;

•	injury to our reputation;

•	increased service expenses or payment of damages; or

•	costly litigation.
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
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Tell Me More, Livemocha, and Lexia trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the United States and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.

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
We continue to transition our Consumer distribution more towards online. The accounting policies that apply to these sources of revenue may be more complex than those that apply to our traditional products and services. In addition, we may change the manner in which we sell our software licenses, and such change could cause delays in revenue recognition in accordance with accounting standards. Under these accounting standards, even if we deliver products and services to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product or service until a future period when all the conditions necessary for revenue recognition have been satisfied. As we move more of our Consumer business online we will continue to collect less cash from our initial transactions with consumers which could substantially decrease our revenue in the short term. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value, requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer or material customer acceptance criteria.
We offer consumer language-learning packages that include perpetual software and online services that have increased our costs as a percentage of revenue, and these and future product packages may not succeed and may harm our business, financial results and reputation.
Our Consumer language-learning packages integrate our language-learning software solutions with online services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. The online services associated with this software package cause decreased margins. Customers may choose to not engage with conversation coaches or be willing to pay higher prices to do so. In addition, we are required to defer recognition of a portion of each sale of this packaged software in connection with the terms of our online service periods. We cannot assure you that our future software package offerings will be successful or profitable, or if they are profitable, that they will provide an adequate return on invested capital. If our software package offering is not successful, our business, financial results and reputation may be harmed.
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

Item 3.  Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended June 30, 2015, we identified errors related to the presentation of segment contribution for the year ended December 31, 2014 included in Note 17, "Segment Information" to the consolidated financial statements included in our Form 10-K filed on March 16, 2015. The as-reported segment contribution for Global Enterprise & Education was $16.1 million and should have been $22.9 million. The as-reported segment contribution for North America Consumer was $33.8 million and should have been $34.2 million. The as-reported unallocated sales and marketing expense was $9.0 million and should have been $16.2 million. These errors had no impact on the consolidated balance sheets, statements of operations, statements of cash flows, or statements of stockholders equity as of and for the year ended December 31, 2014.

We assessed the materiality of the errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued consolidated financial statements were not materially misstated. In accordance with the SEC’s Staff Accounting Bulletin 108, we will correct these immaterial errors and present the revisions prospectively in future filings.

Item 6.  Exhibits

Exhibits
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.2(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1*	Third Amendment to Loan and Security Agreement dated as of June 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd.
10.2*	Director Form of Restricted Stock Unit Award Agreement under the Rosetta Stone Inc. Amended and Restated 2009 Omnibus Incentive Plan (for awards beginning June 2015).
31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Date: August 5, 2015