Form 10-Q
period 2015-09-30
ROSETTA STONE INC
filed 2015-11-04
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of October 30, 2015, there were 21,796,485 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$34,367	$64,657
Restricted cash	121	123
Accounts receivable (net of allowance for doubtful accounts of $1,899 and $1,434, at September 30, 2015 and December 31, 2014, respectively)	47,541	76,757
Inventory, net	7,720	6,500
Deferred sales commissions	13,275	10,740
Prepaid expenses and other current assets	4,945	5,038
Income tax receivable	1,391	464
Land and building improvements held for sale	1,570	—
Total current assets	110,930	164,279
Deferred sales commissions	6,063	4,362
Property and equipment, net	22,915	25,277
Goodwill	56,397	58,584
Intangible assets, net	29,693	34,377
Other assets	1,845	1,525
Total assets	$227,843	$288,404
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,512	$19,548
Accrued compensation	8,752	14,470
Obligations under capital lease	378	594
Other current liabilities	30,874	56,157
Deferred revenue	102,711	95,240
Total current liabilities	153,227	186,009
Deferred revenue	36,671	32,929
Deferred income taxes	2,062	1,554
Obligations under capital lease	2,628	3,154
Other long-term liabilities	895	1,313
Total liabilities	195,483	224,959
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,135 and 22,936 shares issued and 22,135 and 21,936 shares outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	184,036	178,554
Accumulated loss	(138,358)	(102,998)
Accumulated other comprehensive loss	(1,885)	(678)
Treasury stock, at cost, 1,000 and 1,000 shares at September 30, 2015 and December 31, 2014, respectively	(11,435)	(11,435)
Total stockholders' equity	32,360	63,445
Total liabilities and stockholders' equity	$227,843	$288,404

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$13,905	$32,392	$48,088	$92,888
Subscription and service	35,897	32,123	111,567	89,707
Total revenue	49,802	64,515	159,655	182,595
Cost of revenue:
Cost of product revenue	3,372	7,916	12,728	23,010
Cost of subscription and service revenue	5,294	5,071	16,260	14,109
Total cost of revenue	8,666	12,987	28,988	37,119
Gross profit	41,136	51,528	130,667	145,476
Operating expenses:
Sales and marketing	30,234	43,771	100,939	120,700
Research and development	7,056	8,689	22,981	25,830
General and administrative	12,053	14,748	39,727	44,805
Impairment	358	—	809	2,199
Lease abandonment and termination	—	(53)	—	3,635
Total operating expenses	49,701	67,155	164,456	197,169
Loss from operations	(8,565)	(15,627)	(33,789)	(51,693)
Other income and (expense):
Interest income	1	3	12	13
Interest expense	(90)	(46)	(271)	(153)
Other income and (expense)	819	(752)	(1,265)	(772)
Total other income and (expense)	730	(795)	(1,524)	(912)
Loss before income taxes	(7,835)	(16,422)	(35,313)	(52,605)
Income tax expense (benefit)	(534)	(244)	47	(435)
Net loss	$(7,301)	$(16,178)	$(35,360)	$(52,170)
Loss per share:
Basic	$(0.34)	$(0.76)	$(1.65)	$(2.46)
Diluted	$(0.34)	$(0.76)	$(1.65)	$(2.46)
Common shares and equivalents outstanding:
Basic weighted average shares	21,771	21,305	21,493	21,228
Diluted weighted average shares	21,771	21,305	21,493	21,228

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(7,301)	$(16,178)	$(35,360)	$(52,170)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(814)	(994)	(1,207)	(1,095)
Other comprehensive loss	(814)	(994)	(1,207)	(1,095)
Comprehensive loss	$(8,115)	$(17,172)	$(36,567)	$(53,265)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,360)	$(52,170)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,369	5,468
Loss on foreign currency transactions	1,345	756
Bad debt expense	1,603	2,023
Depreciation and amortization	10,175	10,229
Deferred income tax expense (benefit)	572	(1,116)
Loss on disposal of equipment	56	181
Amortization of debt issuance costs	104	—
Loss on impairment	809	2,199
(Income) from equity method investments	(9)	—
Gain on divestiture of subsidiary	(660)	—
Net change in:
Restricted cash	3	(21)
Accounts receivable	26,340	93
Inventory	(1,631)	648
Deferred sales commissions	(4,301)	(5,989)
Prepaid expenses and other current assets	(60)	240
Income tax receivable	(937)	(431)
Other assets	(205)	973
Accounts payable	(8,930)	885
Accrued compensation	(4,974)	(776)
Other current liabilities	(21,381)	(6,302)
Other long-term liabilities	(418)	537
Deferred revenue	13,117	30,517
Net cash used in operating activities	(19,373)	(12,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,205)	(7,227)
Decrease in restricted cash for Vivity acquisition	—	12,314
Acquisitions, net of cash acquired	(1,688)	(41,687)
Net cash outflow from divestiture of subsidiary	(186)	—
Other investing activities	(286)	—
Net cash used in investing activities	(9,365)	(36,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	114	646
Payment of financing fees	(125)	—
Payments under capital lease obligations	(468)	(480)
Net cash (used in) provided by financing activities	(479)	166
Decrease in cash and cash equivalents	(29,217)	(48,490)
Effect of exchange rate changes in cash and cash equivalents	(1,073)	(974)
Net decrease in cash and cash equivalents	(30,290)	(49,464)
Cash and cash equivalents—beginning of period	64,657	98,825
Cash and cash equivalents—end of period	$34,367	$49,361
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$167	$153
Income taxes	$1,222	$1,276
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$99	$378
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
On March 11, 2015, the Company announced a plan (the "2015 Restructuring Plan") to accelerate and prioritize its focus on satisfying the needs of more passionate Corporate and K-12 learners, and emphasizing those who need to speak and read English. In the first quarter of 2015, the Company began reductions to areas including Consumer sales and marketing, Consumer product investment, and general and administrative costs. See Note 2 "Summary of Significant Accounting Policies," Note 14 "Restructuring," Note 17 "Segment Information" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part 1 for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015. The September 30, 2015 consolidated balance sheet included herein includes account balances as of December 31, 2014 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at September 30, 2015 and December 31, 2014, the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014 have been made. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to September 30, 2015 or to the three and nine months ended September 30, 2015 and 2014 in the notes to the consolidated financial statements are unaudited.

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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2015. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
Divestitures
The Company deconsolidates divested subsidiaries when there is a loss of control or when appropriate when evaluated under the variable interest entity model. The Company recognizes a gain or loss at divestiture equal to the difference between the fair value of any consideration received and the carrying amount of the former subsidiary’s assets and liabilities. Any resulting gain or loss is reported in "Other income and (expense)" on the consolidated statement of operations.

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
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(7,301)	$(16,178)	$(35,360)	$(52,170)
Foreign currency translation loss	(814)	(994)	(1,207)	(1,095)
Comprehensive loss	$(8,115)	$(17,172)	$(36,567)	$(53,265)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' equity. For the three and nine months ended September 30, 2015 and 2014, the Company's comprehensive loss consisted of net loss and foreign currency translation losses.
Upon divestiture of an investment in a foreign entity, the amount attributable to the accumulated translation adjustment component of that foreign entity is removed as a component of other comprehensive loss and reported as part of the gain or loss on sale or liquidation of the investment. During the period ended September 30, 2015, a transfer of $0.5 million was made from accumulated other comprehensive loss and recognized as a gain within net income related to the divestiture of a foreign subsidiary.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Components of accumulated other comprehensive loss as of September 30, 2015 are as follows (in thousands):

	Foreign Currency	Total
Balance at the beginning of the period on January 1, 2015	$(678)	$(678)
Other comprehensive loss before reclassifications	(1,662)	(1,662)
Amounts reclassified from accumulated other comprehensive loss related to divestiture of foreign subsidiary	455	455
Net current period other comprehensive loss	(1,207)	(1,207)
Accumulated other comprehensive loss at September 30, 2015	(1,885)	(1,885)
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2015 was $10.1 million and $32.3 million, respectively, and for the three and nine months ended September 30, 2014 was $20.3 million and $50.4 million, respectively.
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
3. ACQUISITIONS AND DIVESTITURES
2015 Divestitures:
As part of the shift in strategy initiated in early 2015, the Company determined that its consumer-oriented Rosetta Stone Korea Ltd. ("RSK") entity no longer fit in with the Company’s overall strategy to focus on the Enterprise & Education business. In September 2015, the Company completed the divestiture of 100% of the Company's capital stock of RSK to the current President of RSK for consideration equal to the assumption of RSK's net liabilities at the date of sale. This divestiture resulted in a pre-tax gain of $0.7 million reported in “Other income and (expense)” of the consolidated statement of operations. This gain was comprised of a gain of $0.2 million equal to the value of the net liabilities transferred and a $0.5 million gain on the transfer of the foreign subsidiary's cumulative translation adjustment on the date of sale.
As part of the transaction, the Company has agreed to continue to provide to RSK certain of its online product offerings and RSK is committed to purchase those products, for an initial term ending December 31, 2025. In addition, the Company has loaned RSK $0.5 million as of October 2, 2015, which will be repaid in five equal installments due every six months beginning December 31, 2016. As a result of this loan and the level of financial support it represents, the Company concluded that it holds a variable interest in RSK whereby the Company is not the primary beneficiary.  The Company's variable interest is the loan receivable, which will be recorded in the period that the loan is made. The maximum exposure to loss as a result of this involvement in the variable interest entity is limited to the $0.5 million amount of the loan.
2014 Acquisitions:
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
All expenditures incurred in connection with the Vivity Labs Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Labs Merger were zero and $57,000 during the nine months ended September 30, 2015 and 2014, respectively. The results of operations for Vivity have been included in the consolidated results of operations since January 2, 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. ACQUISITIONS AND DIVESTITURES (Continued)

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
All expenditures incurred in connection with the Tell Me More Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Tell Me More Merger were zero and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively. The results of operations for Tell Me More have been included in the consolidated results of operations since January 9, 2014.
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
3. ACQUISITIONS AND DIVESTITURES (Continued)

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(7,301)	$(16,178)	$(35,360)	$(52,170)
Denominator:
Weighted average number of common shares:
Basic	21,771	21,305	21,493	21,228
Diluted	21,771	21,305	21,493	21,228
Loss per common share:
Basic	$(0.34)	$(0.76)	$(1.65)	$(2.46)
Diluted	$(0.34)	$(0.76)	$(1.65)	$(2.46)
For the three and nine months ended September 30, 2015 and 2014, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	31,000	44,000	38,000	71,000
Restricted stock units	182,000	110,000	96,000	98,000
Restricted stocks	27,000	30,000	78,000	81,000
Total common stock equivalent shares	240,000	184,000	212,000	250,000

5. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$3,778	$3,163
Finished goods	3,942	3,337
Total inventory	$7,720	$6,500
6. ASSETS HELD FOR SALE
In September 2015, the Company entered into a binding agreement to sell one of its two office buildings and associated building improvements that are located in Harrisburg, Virginia. As of September 30, 2015, this property met the criteria to be classified as held for sale. As a result, the Company classified this portion of the Company's land and building improvements, which totaled $1.6 million, as held for sale on the accompanying consolidated balance sheet. The sale of this property is expected to close in the fourth quarter of 2015 and is subject to certain customary closing conditions. As of September 30, 2015 and based on the expected sales proceeds, the fair value of the property exceeds the carrying value.
The Company has also contracted to lease-back the property beginning November 30, 2015 for a short rental period at a monthly rental fee consistent with prevailing market rates.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table shows the balance and changes in goodwill for the Company's operating segments for the nine months ended September 30, 2015 (in thousands):

	Consumer	Enterprise & Education	Total
Balance as of December 31, 2014	$8,538	$50,046	$58,584
Effect of change in foreign currency rate	(1,137)	(1,050)	(2,187)
Balance as of September 30, 2015	$7,401	$48,996	$56,397
Annual Impairment Testing of Goodwill
In connection with the annual goodwill impairment analysis performed as of June 30, 2015, the Company determined that the fair value of each of the Company's reporting units with material goodwill balances substantially exceeded its carrying value, and therefore no goodwill impairment charges were recorded in connection with the annual analysis.
Interim Impairment Review
The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. The Company's reporting units were evaluated to determine if a triggering event has occurred. As of September 30, 2015, the Company concluded that there are no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment review.
8. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark *	$12,461	$(1,225)	$11,236	$12,526	$(1,062)	$11,464
Core technology	15,306	(7,295)	8,011	15,890	(5,661)	10,229
Customer relationships	26,365	(16,028)	10,337	26,889	(14,344)	12,545
Website	12	(12)	—	12	(12)	—
Patents	300	(191)	109	300	(161)	139
Total	$54,444	$(24,751)	$29,693	$55,617	$(21,240)	$34,377
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of September 30, 2015, the carrying value of the tradename asset was $10.6 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INTANGIBLE ASSETS (Continued)

Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Included in cost of revenue:
Cost of product revenue	$59	$89	200	$272
Cost of subscription and service revenue	88	57	239	167
Total included in cost of revenue	147	146	439	439
Included in operating expenses:
Sales and marketing	693	919	2,115	2,783
Research and development	448	501	1,358	1,516
General and administrative	—	—	—	—
Total included in operating expenses	1,141	1,420	3,473	4,299
Total	$1,288	$1,566	3,912	4,738
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2015 and years thereafter (in thousands):

As of September 30, 2015
2015 - remaining	$1,287
2016	4,690
2017	4,240
2018	3,626
2019	1,532
2020	1,282
Thereafter	2,429
Total	$19,086
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of September 30, 2015 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	September 30, 2015	December 31, 2014
Accrued marketing expenses	$15,383	$31,985
Accrued professional and consulting fees	1,895	2,804
Sales return reserve	1,713	3,570
Sales, withholding and property taxes payable	3,563	5,875
Accrued purchase price of business acquisition	—	1,688
Other	8,320	10,235
Total other current liabilities	$30,874	$56,157
10. FINANCING ARRANGEMENTS
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
All obligations under the credit facility, including letters of credit, are secured by a security interest on substantially all of the Company’s assets including intellectual property rights and by a stock pledge by the Company of 100% of its ownership interests in U.S. subsidiaries and 66% of its ownership interests in certain foreign subsidiaries.
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
As of September 30, 2015, there were no borrowings outstanding and the Company was eligible to borrow $25.0 million of available credit and $4.0 million in letters of credit have been issued by the Bank on the Company's behalf. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. FINANCING ARRANGEMENTS (Continued)

Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters were located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the nine months ended September 30, 2015 and 2014, the Company acquired no equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of September 30, 2015
2015-remaining	$128
2016	509
2017	509
2018	503
2019	503
2020	502
Thereafter	878
Total minimum lease payments	$3,532
Less amount representing interest	526
Present value of net minimum lease payments	$3,006
Less current portion	378
Obligations under capital lease, long-term	$2,628
11. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine months ended September 30, 2015 is based on the estimated annual effective tax rate for fiscal year 2015. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
During the third quarter of 2015, the U.S. audit for tax years 2009 to 2012 concluded. The conclusion of the audit resulted in the Company recording a $0.1 million tax benefit.
As of September 30, 2015 and December 31, 2014, the Company had zero and $0.4 million, respectively, of unrecognized tax benefits. The previously recorded $0.4 million of unrecognized tax benefits was settled as a result of the IRS audit concluded during the third quarter of 2015. These liabilities for unrecognized tax benefits were previously presented as a reduction to the related deferred tax asset where appropriate and the remaining amount is included in “Income Taxes Payable.” Interest and penalties related to uncertain tax positions are recorded as part of the income tax provision. As of September 30, 2015, the Company had zero accrued in "Income Taxes Payable", compared to $26,000 as of December 31, 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. INCOME TAXES (Continued)

Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of September 30, 2015, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended September 30, 2015 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of September 30, 2015, a valuation allowance was provided for the U.S., Japan, China, Hong Kong, Mexico, Spain, France and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of September 30, 2015 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of September 30, 2015, and December 31, 2014, the Company’s U.S. deferred tax liability was $4.5 million and $3.5 million, respectively, related to its goodwill and indefinite lived intangibles. As of September 30, 2015 the Company had foreign net deferred tax liabilities of $0.3 million compared to net deferred tax liabilities of $0.8 million at December 31, 2014.
For the nine months ended September 30, 2015 the Company recorded an income tax expense of $47,000. The expense in the current period is made up of tax expense related to current year profits of operations in Germany. Additionally, the tax expense relates to the tax impact of the amortization of indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities. These tax expenses are partially offset by tax benefits related to current year losses in the U.K. and Canada. Additionally, tax benefits were recorded related to the reversal of accrued witholding taxes as a result of an intercompany transaction.
12. STOCK-BASED COMPENSATION
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
12. STOCK-BASED COMPENSATION (Continued)

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
On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At September 30, 2015 there were 3,420,968 shares available for future grant under the 2009 Plan.
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
For the nine months ended September 30, 2015 and 2014, the fair value of options granted was calculated using the following assumptions:

Nine Months Ended September 30,
	2015	2014
Expected stock price volatility	49.1%-63.1%	63.7%-65.0%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.19%-1.75%	1.46%-1.80%

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK-BASED COMPENSATION (Continued)

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Included in cost of revenue:
Cost of product revenue	$9	$16	$47	$78
Cost of subscription and service revenue	26	29	23	(15)
Total included in cost of revenue	35	45	70	63
Included in operating expenses:
Sales and marketing	364	632	952	1,573
Research and development	342	437	653	869
General and administrative	1,233	995	3,694	2,963
Total included in operating expenses	1,939	2,064	5,299	5,405
Total	$1,974	$2,109	$5,369	$5,468
Stock Options
The following table summarizes the Company's stock option activity from January 1, 2015 to September 30, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2015	2,017,642	$13.24	7.32	$760,925
Options granted	1,184,071	8.94
Options exercised	(25,009)	4.55
Options canceled	(1,290,386)	13.12
Options Outstanding, September 30, 2015	1,886,318	10.74	7.82	130,898
Vested and expected to vest September 30, 2015	1,765,676	10.77	7.73	130,898
Exercisable at September 30, 2015	906,386	$11.47	6.63	$130,898
As of September 30, 2015, there was approximately $6.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.8 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards
The following table summarizes the Company's restricted stock award activity from January 1, 2015 to September 30, 2015:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2015	482,645	$12.59	$6,074,136
Awards granted	412,913	9.38
Awards vested	(428,313)	10.64
Awards canceled	(157,868)	11.97
Nonvested Awards, September 30, 2015	309,377	$11.30	$3,494,939
As of September 30, 2015, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $4.0 million and is expected to be recognized over a period of 2.26 years.
Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
During the nine months ended September 30, 2015, 63,436 restricted stock units were granted. The Company did not grant any restricted stock units prior to April 2009.
Long Term Incentive Program
On February 21, 2013, the Company’s board of directors approved the 2013 Rosetta Stone Inc. Long Term Incentive Program (the "2013 LTIP"). The 2013 LTIP was administered under the 2009 Plan and the shares awarded under the 2013 LTIP were taken from the shares reserved under the 2009 Plan. The 2013 LTIP was effective from January 1, 2013 through December 31, 2014.
The amount of share-based and cash-based compensation expense recognized related to the 2013 LTIP was $1.4 million and $0.3 million, respectively, for the nine months ended September 30, 2014. During the first quarter of 2015, the Company issued 160,860 performance share awards related to the conclusion of the 2013 LTIP.
13. STOCKHOLDERS' EQUITY
At September 30, 2015, the Company's board of directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At September 30, 2015, the Company had shares of common stock issued of 23,135,216 and shares of common stock outstanding of 22,135,216.
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
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. STOCKHOLDERS' EQUITY (Continued)

were repurchased during 2014 or the nine months ended September 30, 2015. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
14. RESTRUCTURING
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. The Company committed to the 2015 Restructuring Plan and has completed a large portion of the 2015 Restructuring Plan as of September 30, 2015. The Company expects to be substantially completed by the end of 2015.
Restructuring charges included in the Company’s unaudited consolidated statement of operations related to the 2015 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in the U.S. and the U.K.;

•	Contract termination costs; and

•	Other related costs.
The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the nine months ended September 30, 2015 (in thousands):

	Balance at January 1, 2015	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at September 30, 2015
Severance costs	$—	$7,257	$(5,678)	$(1,048)	$531
Contract termination costs	—	1,135	(567)	—	568
Other costs	—	417	(417)	—	—
Total	$—	$8,809	$(6,662)	$(1,048)	$1,099
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.
The following table summarizes the major types of costs associated with the 2015 Restructuring Plan for the three and nine months ended September 30, 2015 and 2014, and total costs incurred through September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Incurred through
	2015	2014	2015	2014	September 30, 2015
Severance costs	$98	$—	$7,257	$—	$7,257
Contract termination costs	—	—	1,135	—	1,135
Other costs	7	—	417	—	417
Total	$105	$—	$8,809	$—	$8,809
As of September 30, 2015, the entire restructuring liability of $1.1 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. RESTRUCTURING (Continued)

The following table presents restructuring costs included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$28	$—	$125	$—
Sales and marketing	(45)	—	4,369	—
Research and development	56	—	757	—
General and administrative	66	—	3,558	—
Total	$105	$—	$8,809	$—
These restructuring expenses are not allocated to any reportable segment under our definition of segment contribution as defined in Note 17 "Segment Information."
The Company does not expect to incur any additional restructuring costs in connection with the 2015 Restructuring Plan.
At each reporting date, the Company will evaluate its accrued restructuring costs to ensure the liabilities reported are still appropriate. Any changes to the estimated costs of executing approved restructuring plans will be reflected in the Company’s consolidated statements of operations.
15. LEASE ABANDONMENT AND TERMINATION
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred lease abandonment charges of zero and $3.2 million during the nine months ended September 30, 2015 and 2014, respectively. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.
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
A summary of the Company’s lease abandonment activity for the nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	As of September 30,
	2015	2014
Accrued lease abandonment costs, beginning of period	$1,679	$413
Costs incurred and charged to expense	—	3,635
Principal reductions	(358)	(2,344)
Accrued lease abandonment costs, end of period	$1,321	$1,704
Accrued lease abandonment costs liability:
Short-term	$426	$434
Long-term	895	1,270
Total	$1,321	$1,704

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 7 months to 74 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments for the remaining three months of 2015 and the years thereafter (in thousands):

As of September 30, 2015
Periods Ending December 31,
2015-remaining	$1,454
2016	5,553
2017	4,223
2018	3,672
2019	1,090
2020	918
Thereafter	589
Total	$17,499
Total expenses under operating leases are $1.3 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively.  Total expenses under operating leases are $4.0 million and $4.3 million for the Nine months ended September 30, 2015 and 2014, respectively.
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
The deferred rent liability is $0.5 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively. The deferred rent asset is $21,000 and $20,000 at September 30, 2015 and December 31, 2014, respectively. The deferred rent asset is classified in prepaid and other assets as all associated leases have less than one year remaining on their term.
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
In October 2015, the parties subsequently engaged in further settlement discussions and executed a settlement agreement pursuant to which Rosetta Stone GmbH will pay a lump sum of $0.4 million in full settlement of all financial claims resulting from the proceedings, including damages and cost reimbursement to Langenscheidt. Both parties have also agreed to withdraw the pending motions. As of September 30, 2015, the Company has recorded a liability equal to the full settlement amount of $0.4 million.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SEGMENT INFORMATION (Continued)

Operating results by segment for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Enterprise & Education	$25,332	$22,532	$71,791	$59,828
Consumer	24,470	41,983	87,864	122,767
Total revenue	$49,802	$64,515	$159,655	$182,595
Segment contribution:
Enterprise & Education	7,985	6,425	20,787	13,951
Consumer	6,556	7,293	26,458	28,817
Total segment contribution	$14,541	$13,718	$47,245	$42,768
Unallocated expenses, net:
Unallocated cost of sales	1,715	2,517	6,407	7,293
Unallocated sales and marketing	2,582	4,006	12,711	12,849
Unallocated research and development	7,056	8,689	22,981	25,830
Unallocated general and administrative	11,395	14,186	38,126	42,655
Unallocated non-operating expense/(income)	(730)	795	1,524	912
Unallocated impairment	358	—	809	2,199
Unallocated lease abandonment expense	—	(53)	—	3,635
Total unallocated expenses, net	$22,376	$30,140	$82,558	$95,373
Loss before income taxes	$(7,835)	$(16,422)	$(35,313)	$(52,605)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$40,639	$51,592	$128,367	$147,689
International	9,163	12,923	31,288	34,906
Total	$49,802	$64,515	$159,655	$182,595
The information below summarizes long-lived assets by geographic area classified as held and used as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
United States	$18,830	$20,451
International	4,085	4,826
Total	$22,915	$25,277

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SEGMENT INFORMATION (Continued)

Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Language learning	$43,253	$60,874	$142,131	$174,838
Literacy	5,784	2,850	14,687	6,183
Brain fitness	765	791	2,837	1,574
Total	$49,802	$64,515	$159,655	$182,595

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
To carry out the strategic reorganization and realignment of the business, we initiated our plan (the "2015 Restructuring Plan") to begin reductions to Consumer sales and marketing, Consumer product investment, and general and administrative costs. We originally expected to realize annualized cost savings of approximately $50 million in connection with the strategic reorganization and realignment of the business, of which the 2015 Restructuring Plan is an important part. We identified an additional $12 million and $3 million in annualized cost savings initiatives in the second and third quarters of 2015, respectively. Our results of operations are beginning to reflect the impact of these cost reductions as well as additional employee reductions that have occurred outside of the 2015 Restructuring Plan. These costs savings will mitigate expected declines in Consumer segment revenues. See Note 2 "Summary of Significant Accounting Policies" and Note 14 "Restructuring" of Part 1 - Item 1, Financial Statements for additional information about these strategic undertakings. In addition, Stephen M. Swad, who served as our President and Chief Executive Officer throughout 2014, resigned this position effective April 1, 2015. The Board of Directors appointed A. John Hass to serve as Interim President and Chief Executive Officer, also effective April 1, 2015, while the Company engages in a search for a chief executive officer.
In conjunction with the 2015 Restructuring Plan, outside financial and legal advisors have been retained to assist management and the Board of Directors with their ongoing comprehensive review to analyze potential options to improve financial performance and enhance shareholder value.
As a result of the strategic reorganization and realignment of the business, as of September 30, 2015, we currently have two operating segments, Enterprise & Education and Consumer, rather than the three operating segments (Global Enterprise & Education, North America Consumer, and Rest of World Consumer) we had as of December 31, 2014. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense.
Enterprise & Education segment contribution increased to $8.0 million with segment contribution margin of 32% for the three months ended September 30, 2015 as compared to segment contribution of $6.4 million and segment contribution margin of 29% for the three months ended September 30, 2014. The dollar and margin increases were primarily due to the increase in Enterprise & Education revenue which was slightly offset by an increase in direct sales related expenses. Consumer segment contribution decreased from $7.3 million with a segment contribution margin of 17% for the three months ended September 30, 2014 to $6.6 million with a segment contribution margin of 27% for the three months ended September 30, 2015. The dollar decrease in Consumer segment contribution reflects the $17.5 million decrease in Consumer revenue. The Consumer segment contribution margin increased due to a reduction in media spend and other cost reduction initiatives to align Consumer segment spending with our strategic focus on the Enterprise & Education segment.
For the nine months ended September 30, 2015, Enterprise & Education segment contribution increased to $20.8 million with a segment contribution margin of 29% compared to $14.0 million for the nine months ended September 30, 2014 with a segment contribution margin of 23%. The dollar and margin increases are primarily due to the increase in Enterprise & Education revenue which was slightly offset by an increase in direct sales related expenses. Consumer segment contribution decreased from $28.8 million with a contribution margin of 23% for the nine months ended September 30, 2014 to $26.5 million with a contribution margin of 30% for the nine months ended September 30, 2015. The dollar decrease in Consumer segment contribution is primarily due to a decrease in Consumer revenue of $34.9 million. The Consumer segment contribution margin increased due to our cost reduction initiatives.
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
For additional information regarding our segments, see Note 17 "Segment Information" of Part 1 - Item 1, Financial Statements. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods have been reclassified to reflect our current operating segments presentation and definition of segment contribution.
Components of Our Statement of Operations
Revenue
We derive revenue from sales of language-learning, literacy, and brain fitness solutions. Revenue is presented as product revenue or subscription and service revenue in our consolidated financial statements. Product revenue primarily consists of revenue from our perpetual language-learning product software, our audio practice products, and certain mobile applications. Our audio practice products are often combined with our language-learning software and sold as a solution. Subscription and service revenue consists of sales from web-based software subscriptions, online services, professional services, and certain mobile applications. Our online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Our professional services include training and implementation services.
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
Within our Enterprise & Education segment, revenue in our education, government, and corporate sales channels are seasonally stronger in the second, third and fourth quarters, respectively, of the calendar year due to purchasing and budgeting cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. As a result, our fourth quarter ended December 31, 2014 accounted for 29% of our annual revenue in 2014. We expect these trends to continue.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of federal, state and foreign income taxes. For the three and nine months ended September 30, 2015, we incurred an income tax benefit of $0.5 million and and income tax expense of $47,000, respectively, despite incurring losses before taxes of $7.8 million and $35.3 million, respectively, resulting in worldwide effective tax rates of 6.8% and (0.1)%, respectively. These tax rates resulted from tax expense related to current year income of operations in Germany and the tax impact of amortization of indefinite lived intangibles. This was offset by tax benefits related to current year losses in the U.K., and Canada, and tax benefits related to the reversal of withholding taxes resulting from an intercompany transaction.
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
Annual Goodwill Impairment Test
For our annual goodwill impairment test performed at June 30, 2015, we exercised our option to bypass Step 0 and began our annual test with Step 1. In connection with our annual goodwill impairment test, we determined that the fair value of each of our reporting units with a material goodwill balance substantially exceeded its carrying value, and therefore no goodwill impairment charges were recorded as a result of the 2015 annual test.
Interim Impairment Review
We routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework. We evaluated our reporting units to determine if a triggering event has occurred. As of September 30, 2015, we concluded that there are no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment review.
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
As of September 30, 2015, our reporting units are: Enterprise & Education Language, Enterprise & Education Literacy, Consumer Language, and Consumer Fit Brains. The Enterprise & Education Language and Enterprise & Education Literacy reporting units are components of the Enterprise & Education operating segment. The Consumer segment is comprised of the Consumer Language and Consumer Fit Brains reporting units.
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

Results of Operations
Comparison of the three months ended September 30, 2015 and the three months ended September 30, 2014
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$13,905	$32,392	$(18,487)	(57.1)%
Subscription and service	35,897	32,123	3,774	11.7%
Total revenue	49,802	64,515	(14,713)	(22.8)%
Cost of revenue:
Cost of product revenue	3,372	7,916	(4,544)	(57.4)%
Cost of subscription and service revenue	5,294	5,071	223	4.4%
Total cost of revenue	8,666	12,987	(4,321)	(33.3)%
Gross profit	41,136	51,528	(10,392)	(20.2)%
Operating expenses:
Sales and marketing	30,234	43,771	(13,537)	(30.9)%
Research and development	7,056	8,689	(1,633)	(18.8)%
General and administrative	12,053	14,748	(2,695)	(18.3)%
Impairment	358	—	358	100.0%
Lease abandonment and termination	—	(53)	53	(100.0)%
Total operating expenses	49,701	67,155	(17,454)	(26.0)%
Loss from operations	(8,565)	(15,627)	7,062	(45.2)%
Other income and (expense):
Interest income	1	3	(2)	(66.7)%
Interest expense	(90)	(46)	(44)	95.7%
Other income and (expense)	819	(752)	1,571	(208.9)%
Total other income and (expense)	730	(795)	1,525	(191.8)%
Loss before income taxes	(7,835)	(16,422)	8,587	(52.3)%
Income tax benefit	(534)	(244)	(290)	118.9%
Net loss	$(7,301)	$(16,178)	$8,877	(54.9)%
Total revenue decreased to $49.8 million for the three months ended September 30, 2015 from $64.5 million for the three months ended September 30, 2014. The change in revenue is due to an increase in Enterprise & Education revenue of $2.8 million, which was more than offset by a decrease in Consumer revenue of $17.5 million.
The operating loss for the three months ended September 30, 2015 totaled $8.6 million, compared to an operating loss of $15.6 million for the three months ended September 30, 2014. Operating expenses decreased $17.5 million, primarily comprised of decreases of $13.5 million in sales and marketing expenses, $1.6 million in research and development expenses, and $2.7 million in general and administrative expenses. The decrease in operating expenses reflects the actions from our 2015 Restructuring Plan. The overall decrease in operating expenses was partially offset by a decrease in gross profit of $10.4 million, driven by a $14.7 million decrease in revenue only partially offset by a $4.3 million decrease in cost of revenue.

The following table sets forth revenue for our two operating segments for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				2015 Versus 2014
	2015		2014		Change	% Change
Enterprise & Education	$25,332	50.9%	$22,532	34.9%	$2,800	12.4%
Consumer	24,470	49.1%	41,983	65.1%	(17,513)	(41.7)%
Total Revenue	$49,802	100.0%	$64,515	100.0%	$(14,713)	(22.8)%
Enterprise & Education Segment
Total Enterprise & Education revenue increased $2.8 million, or 12%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. Enterprise & Education literacy revenue increased 103% to $5.8 million for the three months ended September 30, 2015. Enterprise & Education language revenue slightly decreased year-over-year to $19.5 million, which primarily reflected a decrease of $1.0 million in our corporate channel, which was mostly offset by increases of $0.7 million and $0.2 million in our education and non-profit channels, respectively. The Enterprise & Education revenue increased, in part, due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia and Tell Me More was recorded at fair value, which is lower than the book value, and resulted in lower third quarter 2014 revenue. We continue to experience these purchase accounting impacts for Lexia due to the typical subscription length. As a result, we expect year over year revenues to become more comparable as we move beyond the purchase accounting impact, which will result in lower revenue growth rates than what we experienced in the third quarter of 2015.
Consumer Segment
Consumer revenue decreased $17.5 million, or 42%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. This decrease was primarily due to reductions in revenue from our direct-to-consumer and retail sales channels of $13.7 million and $3.9 million, respectively. These declines reflect the decision to significantly curtail promotional pricing under our strategic transformation. In 2014, we focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website, by implementing more aggressive discounting and promotional activity to combat the introduction of lower priced competitor products. In connection with our 2015 shift in strategy to focus on the passionate learner, we have been and expect to be more disciplined with pricing, relying much less on discounting, which may continue to negatively impact our Consumer revenue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
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
The following table sets forth revenue for products and subscription and services for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				2015 Versus 2014
	2015		2014		Change	% Change
Product	$13,905	27.9%	$32,392	50.2%	$(18,487)	(57.1)%
Subscription and service	35,897	72.1%	32,123	49.8%	3,774	11.7%
Total revenue	$49,802	100.0%	$64,515	100.0%	$(14,713)	(22.8)%
Product Revenue
Product revenue decreased $18.5 million, or 57%, to $13.9 million during the three months ended September 30, 2015 from $32.4 million during the three months ended September 30, 2014. The primary drivers of the decrease in product revenue were decreases of $15.5 million and $3.1 million in the direct-to-consumer and retail sales channels, respectively. Product revenue also decreased primarily due to the year-over-year decline in product unit sales volume, the decrease in the average sale price of our bundled language-learning software products, and the increase in the revenue amount allocated and deferred to online service revenue due to the change in VSOE associated with this bundled service from $25 to $39 in late 2014. We expect a shift away from product revenue as we carry out our strategy to accelerate the migration of our Consumer business to our subscription-based products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue increased $3.8 million, or 12%, to $35.9 million for the three months ended September 30, 2015 from $32.1 million for the three months ended September 30, 2014. Within the Enterprise & Education segment, the increase in subscription and service revenue was primarily due to the 103% increase in Enterprise & Education Literacy revenue and an increase of $0.4 million in the Enterprise & Education language learning education sales channel, which was partially offset by a decrease of $1.0 million in the corporate sales channel. Within the Consumer segment, we realized an increase of $1.9 million in our direct-to-consumer service sales channel, which was partially offset by a decrease of $0.9 million in our retail sales channel. Subscription and service revenue also increased due to the increase in the amount allocated to online service revenue due to the change in VSOE associated with the bundled service from $25 to $39 in late 2014. Our third quarter 2014 subscription and service revenue was lower due to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with Lexia and Tell Me More. We continue to experience these purchase accounting impacts for Lexia due to the typical subscription length. As a result, we expect the growth rates from our Enterprise & Education segment to mitigate over time.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$13,905	$32,392	$(18,487)	(57.1)%
Subscription and service	35,897	32,123	3,774	11.7%
Total revenue	49,802	64,515	(14,713)	(22.8)%
Cost of revenue:
Cost of product revenue	3,372	7,916	(4,544)	(57.4)%
Cost of subscription and service revenue	5,294	5,071	223	4.4%
Total cost of revenue	8,666	12,987	(4,321)	(33.3)%
Gross profit	$41,136	$51,528	$(10,392)	(20.2)%
Gross margin percentages	82.6%	79.9%	2.7%
Total cost of revenue decreased $4.3 million for the three months ended September 30, 2015 from $13.0 million for the three months ended September 30, 2014. The change in total cost of revenue was primarily due to a $1.8 million decrease in physical inventory costs due to the reduction in sales, a $1.4 million decrease in payroll and benefits expense primarily driven by the reduced headcount from the 2015 Restructuring Plan and also driven by a decrease in severance expense related to the France reduction in force in the prior year third quarter, a $0.9 million decrease in freight and payment processing fees due to the reduction in sales, and a $0.2 million decrease in communications expense as we closed down and reduced spending on certain data centers.
Cost of Product Revenue
Cost of product revenue for the three months ended September 30, 2015 was $3.4 million, a decrease of $4.5 million, or 57%, from the three months ended September 30, 2014. As a percentage of product revenue, cost of product revenue remained flat at 24% for the three months ended September 30, 2015 and 2014. The dollar decrease in cost of product revenue is primarily due to decreases of $1.4 million, $1.4 million, and $0.5 million in payroll and benefits, inventory costs, and freight costs, respectively, due to the shift away from hard product sales to online subscription sales.

Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended September 30, 2015 was $5.3 million, an increase of $0.2 million, or 4%, from the three months ended September 30, 2014. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 15% for the three months ended September 30, 2014 compared to 16% for the same prior year period. The dollar increase was primarily due to increases in amortization of intangibles due to a higher allocation rate associated with the increase in subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Gross Profit
Gross profit decreased $10.4 million to $41.1 million for the three months ended September 30, 2015 compared to $51.5 million for the three months ended September 30, 2014. Gross profit percentage increased to 83% from 80% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The dollar decrease in gross profit was primarily due to the decrease in revenue. The percentage increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.
Operating Expenses

	Three Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$30,234	$43,771	$(13,537)	(30.9)%
Research and development	7,056	8,689	(1,633)	(18.8)%
General and administrative	12,053	14,748	(2,695)	(18.3)%
Impairment	358	—	358	100.0%
Lease abandonment and termination	—	(53)	53	(100.0)%
Total operating expenses	$49,701	$67,155	$(17,454)	(26.0)%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2015 were $30.2 million, a decrease of $13.5 million, or 31%, from the three months ended September 30, 2014. As a percentage of total revenue, sales and marketing expenses decreased to 61% from 68% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in sales and marketing expense was primarily due to a reduction in media and marketing expense, a decrease in payroll and benefits expense, and a decrease in professional services expense. Media expense related to offline channels like TV, radio, and print decreased by $4.7 million while online and social media expense decreased by $2.5 million as a result of the strategic shift in focus. Marketing expenses related to creative development and advertising also decreased by $3.0 million year-over-year due to the shift in focus on the Consumer market in 2015. Payroll and benefit expense decreased $2.3 million due to the salary savings from the reduced headcount as a result of the 2015 Restructuring Plan, lower severance expense related to the France reduction in force in Q3 2014, lower variable incentive compensation expense based on reduced funding expectations, and the absence of long term incentive plan ("LTIP") expense as the plan ended in 2014. These decreases were partially offset by an increase of $1.3 million in commission expense primarily driven by the growth in our Enterprise & Education Literacy business and the migration toward a direct sales force. As we implement our strategic plan, we expect to continue to optimize our Consumer media and marketing costs.
Research and Development Expenses
Research and development expenses were $7.1 million for the three months ended September 30, 2015, a decrease of $1.6 million, or 19%, from the three months ended September 30, 2014. As a percentage of total revenue, research and development expenses increased slightly from 13% to 14% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The overall decrease was primarily due to a decrease in payroll and benefits expense of $1.2 million due to the reduction in force associated with the 2015 Restructuring Plan and a decrease in variable incentive compensation expense based on reduced funding expectations. Professional services expense also decreased $0.8 million due to the higher production costs associated with Kids Reading and Kids Storytime in the third quarter of 2014. In accordance with our shift in strategy, we plan to focus our product investment on integrating our foundations, advantage and advanced English for business products into a single platform, enhancing our reporting and administrator tools, extending our assessment capabilities, and bringing other new and innovative features to the market for all of our customers. We expect our research and development expenses to increase as we fund these initiatives.
General and Administrative Expenses
General and administrative expenses decreased $2.7 million to $12.1 million for the three months ended September 30, 2015 compared to $14.7 million for the three months ended September 30, 2014. As a percentage of revenue, general and administrative expenses increased slightly to 24% from 23% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The primary factor driving the decrease in general and administrative expenses was a reduction in payroll and benefits expense and a decrease in communications expense. Payroll and benefits expense decreased by $2.3 million due to the reduced headcount as a result of the 2015 Restructuring Plan, a reduction in variable incentive compensation expense based on reduced funding expectations, a lower severance expense related to the France reduction in force in Q3 2014, and the absence of LTIP expense as the plan ended in 2014. Communications expense decreased $0.6 million due to cost savings identified related to hosting, network, and telephone charges. As a result of shareholder engagement and execution of our accelerated strategy, our general and administrative expenses may increase in the near term.
Impairment
Impairment expenses were $0.4 million for the three months ended September 30, 2015, an increase of $0.4 million, or 100%, from the three months ended September 30, 2014. The increase was due to a current period impairment charge of $0.4 million related to the abandonment of a previously capitalized internal-use software project.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the three months ended September 30, 2015, compared to negative $0.1 million during the three months ended September 30, 2014.
Interest and Other Income (Expense)

	Three Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Interest income	$1	$3	$(2)	(66.7)%
Interest expense	(90)	(46)	(44)	95.7%
Other income and (expense)	819	(752)	1,571	(208.9)%
Total other income and (expense)	$730	$(795)	$1,525	(191.8)%
Interest income for the three months ended September 30, 2015 was $1,000, a decrease of $2,000, or 67%, from the three months ended September 30, 2014. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended September 30, 2015 was $90,000, an increase of $44,000 from the three months ended September 30, 2014, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended September 30, 2015 was income of $0.8 million, a increase of $1.6 million, from an expense of $0.8 million for the three months ended September 30, 2014. The increase is driven by the gain on the divestiture of our Korea entity of $0.7 million and due to foreign exchange impacts.
Income Tax Benefit

	Three Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(534)	$(244)	$(290)	118.9%
Our income tax benefit for the three months ended September 30, 2015 was $0.5 million, compared to $0.2 million for the three months ended September 30, 2014. The increase primarily resulted from tax benefits related to the reversal of withholding taxes resulting from an intercompany transaction.

Comparison of the nine months ended September 30, 2015 and the nine months ended September 30, 2014
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$48,088	$92,888	$(44,800)	(48.2)%
Subscription and service	111,567	89,707	21,860	24.4%
Total revenue	159,655	182,595	(22,940)	(12.6)%
Cost of revenue:
Cost of product revenue	12,728	23,010	(10,282)	(44.7)%
Cost of subscription and service revenue	16,260	14,109	2,151	15.2%
Total cost of revenue	28,988	37,119	(8,131)	(21.9)%
Gross profit	130,667	145,476	(14,809)	(10.2)%
Operating expenses:
Sales and marketing	100,939	120,700	(19,761)	(16.4)%
Research and development	22,981	25,830	(2,849)	(11.0)%
General and administrative	39,727	44,805	(5,078)	(11.3)%
Impairment	809	2,199	(1,390)	(63.2)%
Lease abandonment and termination	—	3,635	(3,635)	(100.0)%
Total operating expenses	164,456	197,169	(32,713)	(16.6)%
Loss from operations	(33,789)	(51,693)	17,904	(34.6)%
Other income and (expense):
Interest income	12	13	(1)	(7.7)%
Interest expense	(271)	(153)	(118)	77.1%
Other expense	(1,265)	(772)	(493)	63.9%
Total other income and (expense)	(1,524)	(912)	(612)	67.1%
Loss before income taxes	(35,313)	(52,605)	17,292	(32.9)%
Income tax expense (benefit)	47	(435)	482	(110.8)%
Net loss	$(35,360)	$(52,170)	$16,810	(32.2)%
Total revenue decreased to $159.7 million for the nine months ended September 30, 2015 from $182.6 million for the nine months ended September 30, 2014. The change in revenue was due to an increase in Enterprise & Education revenue of $12.0 million, which was more than offset by a decrease in Consumer revenue of $34.9 million.
The operating loss for the nine months ended September 30, 2015 totaled $33.8 million, compared to an operating loss of $51.7 million for the nine months ended September 30, 2014. Operating expenses decreased $32.7 million, which included a $1.4 million reduction in goodwill and other impairment charges and a $3.6 million reduction in lease abandonment and termination expenses. Excluding the impairment and lease-related costs, operating expenses decreased $27.7 million, comprised of decreases of $19.8 million in sales and marketing expenses, $2.8 million in research and development expenses, and $5.1 million in general and administrative expenses. The decrease in operating expenses, excluding the impairment and lease-related costs, reflects the up-front restructuring costs incurred at the beginning of the implementation of our shift in strategy. Gross profit decreased $14.8 million, driven by an $22.9 million decrease in revenue only partially offset by an $8.1 million decrease in cost of revenue.

The following table sets forth revenue for our two operating segments for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine Months Ended September 30,				2015 Versus 2014
	2015		2014		Change	% Change
Enterprise & Education	$71,791	45.0%	$59,828	32.8%	$11,963	20.0%
Consumer	87,864	55.0%	122,767	67.2%	(34,903)	(28.4)%
Total Revenue	$159,655	100.0%	$182,595	100.0%	$(22,940)	(12.6)%
Enterprise & Education Segment
Total Enterprise & Education revenue increased $12.0 million, or 20%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Enterprise & Education literacy revenue increased $8.5 million. Enterprise & Education language revenue increased $3.5 million, comprised primarily of an increase of $3.4 million in our education sales channels. Enterprise & Education revenue increased, in part, due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia and Tell Me More was recorded at fair value, which is lower than the book value, and resulted in lower 2014 revenue. As a result, we expect year over year revenues to become more comparable as we move beyond the purchase accounting impact, which will result in lower revenue growth rates than what we experienced since the start of 2015.
Consumer Segment
Consumer revenue decreased $34.9 million, or 28%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. This decrease was largely due to reductions in revenue from our direct-to-consumer and retail sales channels of $28.0 million and $8.2 million, respectively, slightly offset by an increase of $1.3 million in revenue related to our Fit Brains offerings. These declines reflect the decision to significantly curtail promotional pricing under our shift in strategy.
Revenue by Product Revenue and Subscription and Service Revenue
The following table sets forth revenue for products and subscription and services for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine Months Ended September 30,				2015 Versus 2014
	2015		2014		Change	% Change
Product	$48,088	30.1%	$92,888	50.9%	$(44,800)	(48.2)%
Subscription and service	111,567	69.9%	89,707	49.1%	21,860	24.4%
Total revenue	$159,655	100.0%	$182,595	100.0%	$(22,940)	(12.6)%
Product Revenue
Product revenue decreased $44.8 million, or 48%, to $48.1 million during the nine months ended September 30, 2015 from $92.9 million during the nine months ended September 30, 2014. Product revenue decreased $36.9 million, $7.0 million, and $0.9 million in the direct-to-consumer, retail, and homeschool sales channels, respectively. Product revenue also decreased primarily due to the decrease in the average sale price of our bundled language-learning software products from promotional pricing, a decline in product unit sales volume, and the increase in the revenue amount allocated and deferred to online service revenue due to the change in VSOE associated with this bundled service from $25 to $39 in late 2014.We expect to continue to shift away from product revenue as we carry out our strategy to accelerate the migration of our Consumer business to our subscription-based products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue increased $21.9 million, or 24%, to $111.6 million for the nine months ended September 30, 2015 from $89.7 million for the nine months ended September 30, 2014. Within the Enterprise & Education segment, the increase in subscription and service revenue was primarily due to an increase of $8.5 million in literacy revenue combined with language revenue increases of $2.9 million and $0.6 million in the education and non-profit service sales channels, respectively. The Consumer segment realized increases of $8.9 million and $1.3 million in direct-to-consumer and Fit Brains service sales, respectively. Subscription and service revenue also increased due to the increase in the amount allocated to online service revenue due to the change in VSOE associated with the bundled service from $25 to $39 in late 2014. Our

2014 subscription and service revenue was lower due to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with Lexia and Tell Me More. As a result, we expect the growth rates from our Enterprise & Education segment to mitigate over time.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
Revenue:
Product	$48,088	$92,888	$(44,800)	(48.2)%
Subscription and service	111,567	89,707	21,860	24.4%
Total revenue	159,655	182,595	(22,940)	(12.6)%
Cost of revenue:
Cost of product revenue	12,728	23,010	(10,282)	(44.7)%
Cost of subscription and service revenue	16,260	14,109	2,151	15.2%
Total cost of revenue	28,988	37,119	(8,131)	(21.9)%
Gross profit	$130,667	$145,476	$(14,809)	(10.2)%
Gross margin percentages	81.8%	79.7%	2.1%
Total cost of revenue decreased $8.1 million for the nine months ended September 30, 2015 from $37.1 million for the nine months ended September 30, 2014. The decrease in total cost of revenue was primarily due to decreases in inventory expense, payroll and benefits expense, and freight and payment processing fees. Inventory expense declined $3.4 million due to the decrease in product sales combined with higher first quarter 2014 charges to inventory obsolescence in our Asian operations and a higher standard cost revaluation. Payroll and benefit expenses declined $3.1 million driven by reduced headcount as a result of the 2015 Restructuring Plan and lower variable incentive compensation expenses based on reduced funding expectations. Freight and processing fees decreased $1.5 million due to the decrease in sales.
Cost of Product Revenue
Cost of product revenue for the nine months ended September 30, 2015 was $12.7 million, a decrease of $10.3 million, or 45%, from the nine months ended September 30, 2014. As a percentage of product revenue, cost of product revenue increased to 26% from 25% for the nine months ended September 30, 2015 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar decrease in cost of product revenue is primarily due to decreases of $3.4 million, $3.0 million, and $1.0 million in payroll and benefits, inventory costs, and freight costs, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the nine months ended September 30, 2015 was $16.3 million, an increase of $2.2 million, or 15%, from the nine months ended September 30, 2014. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 15% for the nine months ended September 30, 2015 from 16% compared to the same prior year period. The dollar increase was primarily due to increases in hosting and amortization of intangibles due to the shift in sales mix to subscription service sales.
Gross Profit
Gross profit decreased $14.8 million to $130.7 million for the nine months ended September 30, 2015 compared to $145.5 million for the nine months ended September 30, 2014. Gross profit percentage increased to 82% from 80% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The dollar decrease in gross profit was primarily due to the decrease in revenue. The increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.

Operating Expenses

	Nine Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$100,939	$120,700	$(19,761)	(16.4)%
Research and development	22,981	25,830	(2,849)	(11.0)%
General and administrative	39,727	44,805	(5,078)	(11.3)%
Impairment	809	2,199	(1,390)	(63.2)%
Lease abandonment and termination	—	3,635	(3,635)	(100.0)%
Total operating expenses	$164,456	$197,169	$(32,713)	(16.6)%
Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2015 were $100.9 million, a decrease of $19.8 million, or 16%, from the nine months ended September 30, 2014. As a percentage of total revenue, sales and marketing expenses decreased to 63% from 66% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in sales and marketing expense was due to decreases in media and marketing expenses, payroll and benefit expenses, and amortization expense, which were partially offset by an increase in commission expense. Media spend decreased $13.6 million due to a decrease of $11.7 million in spend from offline media like TV, radio, and print and a $1.9 million decrease in spend in online and social media expenses. Marketing expenses also decreased by $4.6 million due to decreased spend in creative development and advertising expenses as a result of the strategic shift in focus and the positioning of the Consumer business for profitability. Payroll and benefit expense decreased $3.2 million due to salary savings from the reduced headcount as a result of the 2015 Restructuring Plan, lower variable incentive compensation expenses based on reduced funding expectations, and the absence of LTIP expense as the plan ended in 2014. Amortization expense decreased $0.8 million due to the fully depreciated Tell Me More trade name at the end of 2014. Commission expense increased $4.0 million primarily driven by an increase in Enterprise & Education literacy revenue.
Research and Development Expenses
Research and development expenses were $23.0 million for the nine months ended September 30, 2015, a decrease of $2.8 million, or 11%, from the nine months ended September 30, 2014. As a percentage of total revenue, research and development expenses remained flat at 14% for the nine months ended September 30, 2015 and the nine months ended September 30, 2014. The dollar decrease was primarily due to a reduction in payroll and benefits expense of $2.5 million due to the headcount reductions from the 2015 Restructuring Plan, coupled with a decrease of $0.8 million due to the higher production costs associated with Kids Reading and Kids Storytime in the third quarter of 2014.
General and Administrative Expenses
General and administrative expenses decreased $5.1 million to $39.7 million for the nine months ended September 30, 2015 compared to $44.8 million for the nine months ended September 30, 2014. As a percentage of revenue, general and administrative expenses remained flat at 25% for the nine months ended September 30, 2015 and 2014. The decrease in general and administrative expenses was due to reductions in payroll and benefits, third party services, communications, bad debt, travel, and rent expenses, which were partially offset by an increase in professional services expense. Payroll and benefits decreased $2.4 million driven by the reduction in headcount related to the 2015 Restructuring Plan, lower variable incentive compensation expenses based on reduced funding expectations, and the absence of LTIP expense as the plan ended in 2014, partially offset by increases in severance and stock compensation expenses related to the change in CEO effective April 1, 2015. Third party services expense decreased $1.5 million mainly driven by decreased software and hardware maintenance expenses in 2015. Communications expense decreased $0.5 million due to cost savings identified related to hosting, network, and telephone charges. Bad debt expense decreased by $0.4 million due to improvements in accounts receivable aging as compared to 2014. Travel expenses decreased $0.3 million as a result of the international trips in support of acquisition related activities in the first quarter of 2014. Rent expense decreased $0.3 million due to the Arlington 6th floor rent expense incurred in January 2014 prior to the lease termination. These decreases are slightly offset by an increase in professional services expense of $0.8 million associated with consulting expenses related to the strategic business and growth review and higher audit fees primarily associated with our 2014 goodwill impairment charges

Impairment
Impairment expenses were $0.8 million for the nine months ended September 30, 2015, a decrease of $1.4 million, or 63%, from the nine months ended September 30, 2014. The decrease was primarily attributable to a $2.2 million goodwill impairment charge related to our former Rest of World Consumer Language reporting unit taken in 2014, partially offset by 2015 impairment charges totaling $0.8 million related to the abandonment of a previously capitalized internal-use software project.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the nine months ended September 30, 2015, compared to $3.6 million during the nine months ended September 30, 2014.  The decrease is attributable to the 2014 lease abandonment of the sixth floor space in the Arlington, VA office of $3.1 million as well as the closure of the Japan office resulting in lease abandonment costs of $0.4 million.
Interest and Other Income (Expense)

	Nine Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Interest income	$12	$13	$(1)	(7.7)%
Interest expense	(271)	(153)	(118)	77.1%
Other expense	(1,265)	(772)	(493)	63.9%
Total other income and (expense)	$(1,524)	$(912)	$(612)	67.1%
Interest income for the nine months ended September 30, 2015 was $12,000, a decrease of $1,000, or 8%, from the nine months ended September 30, 2014. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the nine months ended September 30, 2015 was $0.3 million, an increase of $0.1 million from the nine months ended September 30, 2014, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other expense for the nine months ended September 30, 2015 was $1.3 million, an increase of $0.5 million, from the nine months ended September 30, 2014. The fluctuation is primarily attributable to foreign exchange losses partially offset by the divestiture of our Korea entity of $0.7 million.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$47	$(435)	$482	(110.8)%
Our income tax expense for the nine months ended September 30, 2015 was $47,000, compared to an income tax benefit of $0.4 million for the nine months ended September 30, 2014. The change primarily resulted from the tax benefits related to the goodwill impairment charge taken during the first quarter of 2014 related to the former Rest of World Consumer Language reporting unit. The goodwill that was written off related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off of a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax).
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
We expect that our future growth may continue to require additional working capital. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide and building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers.
On October 28, 2014, we entered into a $25.0 million revolving credit Loan and Security Agreement with Silicon Valley Bank, which was amended effective March 31, 2015, May 1, 2015, and further amended effective June 29, 2015. The revolving credit facility has a term of 3 years during which we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. As of the date of this filing, no borrowings have been made under the revolving credit agreement and $4 million in letters of credit have been issued by Silicon Valley Bank on the Company's behalf.
We are subject to certain financial and restrictive covenants under the credit facility, which have been amended to reflect the revised outlook in connection with our 2015 Restructuring Plan. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of September 30, 2015, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of September 30, 2015 was $10.9 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.
Cash Flow Analysis

	Nine Months Ended September 30,		2015 Versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(19,373)	$(12,056)	$(7,317)	60.7%
Net cash used in investing activities	$(9,365)	$(36,600)	$27,235	(74.4)%
Net cash (used in) provided by financing activities	$(479)	$166	$(645)	(388.6)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2015 was $19.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $35.4 million, adjusted for non-cash charges totaling $19.4 million, and an unfavorable overall change in operating assets and liabilities of $3.4 million.  Non-cash items primarily consisted of $10.2 million in depreciation and amortization expense, $5.4 million in stock-based compensation expense, $1.6 million in bad debt expense, $1.3 million of loss on foreign currency transactions, and $0.8 million in impairment loss. The primary drivers of the change in operating assets and liabilities were a decrease in other current liabilities of $21.4 million, a decrease of $8.9 million in accounts payable, a decrease in accrued compensation of $5.0 million, an increase in deferred sales commissions of $4.3 million, and an increase of $1.6 million in inventory, partially offset by a decrease in accounts receivable of $26.3 million and an increase of $13.1 million in deferred revenue. The decrease in other current liabilities and accounts payable is related to having less obligations due for marketing, advertising, rebates, and inventory due to the fourth quarter seasonality of our business and as a result of our shift in strategy. The decrease in accrued compensation is primarily attributable to the timing of our cash payments, including payment of annual bonuses in March 2015 coupled with the reduction of payroll, benefits, and variable compensation due to the 2015 Restructuring Plan. The increase in deferred sales commission was primarily attributable to the 2014 acquisitions and an increase in Lexia deferred commissions. Inventory increased primarily due to additional inventory on hand to fulfill summer and back-to-school learning orders compared to lower inventory on hand following the fourth quarter holiday season. The decrease in accounts receivable was primarily related to the timing of credit sales compared to when payments are made along with the increase in sales during the fourth quarter 2014 holiday season. The increase in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the timing of purchases and renewals in the education sales channel. Included in the net cash used in operating activities for the nine months ended September 30, 2015 are non-recurring cash payments of $6.7 million related to our 2015 Restructuring Plan.
Net cash used in operating activities for the nine months ended September 30, 2014 was $12.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $52.2 million, adjusted for non-cash charges totaling $19.7 million, and a favorable overall change in operating assets and liabilities of $20.4 million.  Non-cash items primarily consisted of $10.2 million in depreciation and amortization expense, $5.5 million in stock-based compensation expense, $2.2 million in impairment loss, and $2.0 million in bad debt expense. The primary drivers of the change in operating assets and liabilities were an increase of $30.5 million in deferred revenue, partially offset by a decrease in other current liabilities of $6.3 million and an increase in deferred sales commissions of $6.0 million. The increases in deferred revenue and deferred sales commissions were primarily due to the new sales associated with acquired companies that did not exist in 2013. The decrease in other current liabilities is primarily due to the timing of our cash payments.
Net Cash Used in Investing Activities
Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2015, compared to $36.6 million for the nine months ended September 30, 2014, a change of $27.2 million. Purchases of property and equipment totaled $7.2 million during the nine month periods ended September 30, 2015 and 2014. Net cash used in investing activities decreased primarily due to the 2014 acquisition related cash outflows of $29.4 million pertaining to the acquisitions of Tell Me More and Vivity during the first quarter of 2014. In the first quarter of 2015, we paid the remaining holdback of $1.7 million related to the 2013 acquisition of Lexia.
Net Cash Used In (Provided By) Financing Activities
Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2015 compared to cash provided by financing activities of $0.2 million for the nine months ended September 30, 2014. The decrease in net cash related to financing activities was primarily due to the decrease in proceeds from the exercise of stock options of $0.5 million due to the decrease in our stock price. Capital lease payments totaled $0.5 million during the nine month periods ended September 30, 2015 and 2014.
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
Contractual Obligations
We lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	3,532	510	1,014	1,005	1,003
Operating leases	17,499	5,877	8,108	2,729	785
Total	21,031	6,387	9,122	3,734	1,788

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 16 "Commitments and Contingencies" of Part I – Item 1, Financial Statements – for information about our legal proceedings.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on August 6, 2015 with the U.S. Securities and Exchange Commission for the period ended June 30, 2015. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our business could be impacted as a result of actions by activist shareholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our Company due to proxy contests, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners
We might not be successful in executing our strategy of focusing on the Enterprise & Education segment and on more passionate learners, and our company reorganization and realignment might not produce the desired results.
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
Historically a substantial portion of our revenue has been generated from our Consumer business, if we fail to accurately anticipate consumer demand and trends in consumer preferences, our brands, sales and customer relationships may be harmed.
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

We are exposed to risks associated with credit card and payment fraud, and with our obligations under rules on credit card processing and alternative payment methods, which could cause us to lose revenue or incur costs. We depend upon our credit card processors and payment card associations.
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
We are subject to rules, regulations and practices governing our accepted payment methods which could change or be reinterpreted to make it difficult or impossible for us to comply. A failure to comply with these rules or requirements could make us subject to fines and higher transaction fees and we could lose our ability to accept these payment methods. We depend upon our credit card processors to carry out our sales transactions and remit the proceeds to us. At any time, credit card processors have the right to withhold funds otherwise payable to us to establish or increase a reserve based on their assessment of the inherent risks of credit card processing and their assessment of the risks of processing our customers’ credit cards. If our credit card processors exercise their right to establish or increase a reserve, it may adversely impact our liquidity. Our business and results of operations could be adversely affected if these changes were to occur.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On November 1, 2015, the Board of Directors of the Company, upon recommendation of the Corporate Governance and Nominating Committee, accepted the resignation of Mr. Patrick W. Gross from the role of Chairman of the Board and appointed John A. Hass III as the new Chairman of the Board, both effective upon the first day of employment with the Company of the new, to-be-hired Chief Executive Officer. Upon resignation from the role of Chairman of the Board, Mr. Patrick W. Gross will remain on the Board of Directors as an independent director.

Item 6.  Exhibits

Exhibits
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.2(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1*	Form of Indemnification Agreement to be entered into with each director and executive officer, revised as of August 2015.
10.2*	Executive Employment Agreement between Rosetta Stone Ltd. and A. John Hass III effective as of April 1, 2015
31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

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

Date: November 4, 2015