Form 10-K
period 2015-12-31
ROSETTA STONE INC
filed 2016-03-14
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $136.5 million as of June 30, 2015 (based on the last sale price of such stock as quoted on the New York Stock Exchange). All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
As of March 8, 2016, there were 21,882,727 shares of common stock outstanding.
Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders to be held on May 19, 2016 are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties and provide current expectations of future events based on certain assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects” or similar words and phrases. The absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: our revised business strategy; guidance or projections related to bookings, Adjusted EBITDA, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and the Company's actual results may differ significantly from the events or circumstances discussed in the forward-looking statement.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements are based on beliefs and assumptions made by, and information currently available to, management and speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present guidance, expectations or projections.  These risks and uncertainties include, but are not limited to, those described below in this Annual Report on Form 10-K in Part I, Item 1A: "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations,” those described elsewhere in this Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 1.    Business
Overview
Rosetta Stone Inc. (“Rosetta Stone,” “the Company,” “we” or “us”) is dedicated to changing people's lives through the power of language and literacy education. Our innovative, personalized language and reading programs drive positive learning outcomes in thousands of schools, businesses, government organizations and for millions of individuals around the world. Our cloud-based programs allow users to learn online or on-the-go via tablet or smartphone, whether in a classroom, corporate setting, or personal learning environment. Rosetta Stone is also a leader in the literacy education space, helping millions of students build fundamental reading skills. Additionally, our Fit Brains business offers personalized brain training programs that are both exciting and challenging.
Rosetta Stone Inc. was incorporated in Delaware in 2005. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning and is widely recognized today as the industry leader in providing effective language programs. Today we offer courses in 30 languages across a broad range of formats, including web-based software subscriptions, digital downloads, mobile applications, and perpetual CD packages.  Rosetta Stone has continued to invest in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha Inc. ("Livemocha") and Lexia Learning Systems Inc, ("Lexia") in 2013 and Vivity Labs, Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014. These acquisitions have enabled us to meet the changing needs of learners around the world.
As our Company has evolved, we believe that our language and literacy Enterprise & Education segment is our largest opportunity for long-term value creation. The customers in these marketplaces have demands that recur each year, creating a more predictable revenue opportunity. This demand profile also fits well with our suite of products, the well-known Rosetta Stone brand and the demonstrated efficacy of our literacy tools. We also believe the demand for e-learning based literacy solutions in the US and English language-learning around the globe is growing.
As a result, we are emphasizing the development of products and solutions for Corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer segment, where we continue to make product investments serving the needs of passionate language learners who are motivated, results focused and willing to pay for a quality language-learning experience.
To position the organization for success, we are focused on the following four priorities:

1.
Grow literacy sales by providing fully aligned digital instruction and assessment tools for K-12, building a direct distribution sales force to replace our historical reseller model, and continuing to develop our implementation services business;

2.
Position our Enterprise & Education language business for profitable growth by focusing on our best geographies and customer segments and successfully delivering a new language-learning suite for Corporate customers that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

3.
Maximize the profitability of our Consumer language business by providing an attractive value proposition and a streamlined, mobile-oriented product portfolio focused on consumers' demand, while optimizing our marketing spend appropriately; and

4.	Right-size the entire cost base of the Company, including
◦optimizing our media spend and other marketing costs in Consumer sales and marketing;

◦	right-sizing our Enterprise & Education segment to target those geographies and customer segments where we have the greatest opportunity; and
◦reducing our general and administrative costs.
In pursuing these priorities, we will (i) allocate capital to the areas of our business that we believe have the greatest growth potential, including our literacy-learning business, (ii) focus our businesses on their best customers, including Corporate and K-12 learners primarily in North America and Northern Europe in our Enterprise & Education language business and passionate learners in the United States and select non-US geographies in our Consumer language business, and (iii) optimize the sales and marketing costs for these businesses and the costs of our business overall.

Business Segments
Our business is organized into two operating segments: Enterprise & Education and Consumer. The Enterprise & Education segment derives revenues from sales to educational institutions, corporations, and government agencies worldwide. The Consumer segment derives revenue from sales to individuals and retail partners worldwide. For additional information regarding our segments, see Note 17 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistently with our current operating segments and definition of segment contribution.
Products and Services
Enterprise & Education:
Rosetta Stone offers a series of technology-based interactive language-learning solutions for schools, businesses and other organizations and reading and literacy solutions for schools. Rosetta Stone also offers administrator tools for performance monitoring and custom solutions to ensure that organizations achieve desired outcomes. Through our professional services, we provide expert implementation and training services to drive critical business solutions.
Language-Learning Solutions: Rosetta Stone provides web-based language-learning solutions that are primarily available online. Our core language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary immersion methodology and innovative technology features. Available in 24 languages and designed for beginner to intermediate language learners, Rosetta Stone Foundations builds fundamental language skills using our proprietary context-based, immersion methodology and innovative technology features. Rosetta Stone Advantage is available for all proficiency levels in 9 of the 24 languages and focuses on improving everyday and business language skills. Our Advanced English for Business solution serves multinational companies seeking to build their employees’ English language proficiency so they are able to communicate and operate in a global business environment. Specifically designed for use with our language-learning solutions, our Global Enterprise & Education customers may also purchase our audio practice products and live tutoring sessions to enhance the learning experience.
Literacy Solutions: Our Lexia Learning suite of subscription-based English literacy-learning and assessment solutions provide explicit, systematic, personalized fundamental reading instruction for students of all abilities. These literacy solutions deliver norm-referenced performance data and analysis without interrupting the flow of instruction to administer a test, providing personalized learning experiences that integrate well with teachers in classrooms. This research-proven technology based approach accelerates reading skills development, predicts students' year-end performance and provides teachers data-driven action plans to help differentiate instruction. Lexia Reading Core5 is available for all abilities from pre-K through grade 5. Our reading intervention program, Lexia Strategies, is designed for remedial students in grades 6 and above. Lexia RAPID Assessment is a computer-adaptive screener and diagnostic tool for grades K-12 that identifies and monitors reading and language skills to provide actionable data for instructional planning. Lexia's solutions deliver norm-referenced performance data and analysis to enable teachers to monitor and modify their instruction to address specific student needs. These literacy solutions are provided under web-based subscriptions.
Administrator Tools: Our Enterprise & Education learning programs come with a set of administrator tools to measure and track learner progress. Administrators can use these tools to access real-time dynamic reports and identify each learner's strengths and weaknesses.
Professional Services: Professional services provide our customers with access to experienced training, implementation and support resources. Our team partners work directly with customers to plan, deploy, and promote the program for each organization, incorporate learning goals into implementation models, prepare and motivate learners, and integrate the Rosetta Stone products into technical infrastructure.
Custom Solutions: Rosetta Stone offers tailored solutions to help organizations maximize the success of their learning programs. Our current custom solutions include curriculum development, global collaboration programs that combine language education with business culture training, and language courses for mission-critical government programs.
Consumer:
Rosetta Stone also offers a broad portfolio of technology-based learning products for personal use to the global consumer. Powered by our widely recognized brand, and building on our 23-year heritage in language-learning, our interactive learning solutions include a portfolio of language-learning, brain fitness, and kids' literacy and learning solutions.
Many of our Rosetta Stone consumer products and services are available in flexible and convenient formats for tablets and smartphones. Our mobile apps enable learners to continue their lessons on the go and extend the learning experience away from a computer. Progress automatically syncs to meet our customers' lifestyles. These apps may be available for download through the Apple App Store, Google Play, Amazon Appstore for Android, and the Windows Store.

Rosetta Stone Language-Learning Solutions: Rosetta Stone provides intuitive, easy-to-use learning programs that are available under a web-based software subscription and in perpetual formats including digital download and CD. Our language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary immersion methodology and innovative technology features. Beginner to intermediate language-learning products are available in 30 languages to build fundamental language skills. Advanced language-learning products are available in 9 of the 30 languages and focus on improving everyday and business language skills. We also offer online services to enhance and augment our learners' capabilities. Our Online Tutoring is an online service that provides conversational coaching sessions with native speakers to practice skills and experience direct interactive dialogue. Our Online Games and Activities are online services that provide a world-wide community for users around the world with games, online chat, and other features to improve language skills. Many of our perpetual language-learning offerings include access to Online Tutoring. Almost all of our language-learning offerings for consumers include access to Online Games and Activities. Our current suite of mobile language-learning apps includes companions to our computer-based language-learning solutions.
Rosetta Stone Fit Brains: Rosetta Stone Fit Brains solutions are designed to enhance memory, mood, concentration, thinking and problem-solving skills using brain training exercises that are exciting and challenging. Our Fit Brains system targets all six major brain areas including memory, concentration, speed, visual, language, and problem solving. Our brain fitness solutions include a web-based subscription and several brain training apps that feature more than 40 scientifically designed brain training games. Included in a Rosetta Stone Fit Brains subscription are performance tracking tools to view training progress and compare performance with others of the same age and gender.
Rosetta Stone Kids: Rosetta Stone Kids mobile apps provide technology-based learning solutions for children that focus on early childhood language and literacy. Rosetta Stone Kids Reading app was launched in 2014 aimed to teach children aged 3-7 how to read using engaging self-paced interactive games and activities that introduce and reinforce core reading skills. Rosetta Stone Kids Reading uses award-winning, research-proven technology focused on phonological awareness, phonics, vocabulary, fluency, and comprehension. Rosetta Stone Kids Reading includes dozens of games and stories, plus hundreds of fun activities. Fit Brains for Kids Sparky's Adventures offers a first-of-its-kind cognitive approach to child learning and brain development that provides a fun and healthy collection of brain games for children aged 2-8. In 2013 we launched Rosetta Stone Kids Lingo Letter Sounds and Rosetta Stone Kids Lingo Word Builder apps for children aged 3-6 that provide blended learning solutions to introduce kids to both basic literacy skills and a foreign language.
Software Developments:
Our offering portfolio is a result of significant investment in software development. Our software development efforts include the design and build of software solutions across a variety of devices, pedagogy and curriculum development, and the creation of learning content.  Our development team builds new solutions and enhances or maintains existing solutions. We have specific expertise in speech recognition technology, iterative and customer-focused software development, instructional design, and language acquisition.
Our research and development expenses were $29.9 million, $33.2 million, and $34.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We continue to evaluate changes to our solutions to strengthen our brand and improve the relevance of our offering portfolio. We are focused on completing the alignment of our three language platforms and moving towards the consolidation of our legacy platforms to offer our customers a single solution that provides streamlined access and simplified pricing for the full suite of English and world language learning content, along with assessment, placement, ongoing reporting and demonstration of results, all of which address important customer needs to focus and demonstrate payback.
Distribution Channels
Enterprise & Education:
Our Enterprise & Education language-learning distribution channel is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools, colleges and universities, federal government agencies, not-for-profit organizations, and corporations. Our Enterprise & Education language-learning customers include the following:
Educational Institutions.    These customers include primary and secondary schools and colleges and universities.
U.S. Federal Government Agencies and Not-for-Profit Organizations.    These customers include government agencies and organizations developing workforces that serve non-native speaking populations, offering literacy programs, and preparing members for overseas missions.
Corporations.    We promote interest in this market with onsite visits, trade show and seminar attendance, speaking engagements, and direct mailings.

Third-party Resellers. We utilize third-party resellers to provide our language-learning solutions to businesses, schools, and public-sector organizations in emerging markets predominantly outside the U.S.
Our Enterprise & Education literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia solutions to K-12 schools.
Consumer:
Our Consumer distribution channel comprises a mix of our call centers, websites, third party e-commerce websites, consignment distributors, select retail resellers, and daily deal partners. We believe these channels complement each other, as consumers who have seen our direct-to-consumer advertising may purchase at our retailers, and vice versa.
Direct to consumer.    Sales generated through either our call centers and on our e-commerce website at www.rosettastone.com.
Indirect to consumer. Sales generated through arrangements with third-party e-commerce websites such as the Apple App Store, and consignment distributors such as Wynit Distribution and Software Packaging Associates.
Retailers.    Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Sam's Club, Staples, and others in and outside of the U.S. We also partner with daily deal resellers.
Home School.    We promote interest in the language-learning market through advertising in publications focused on home schooling, attending local trade shows, seminars and direct mailings.
Sourcing and Fulfillment
Consistent with the Software-as-a-Service ("SaaS") model in our Enterprise & Education segment, our strategy in the Consumer segment is to shift the sales mix away from CD-based product sales toward a cloud-based software subscription in order to reduce costs associated with physical packaging and distribution.
Our physical inventory utilizes a flexible, diversified and low-cost manufacturing base. We use third-party contract manufacturers and suppliers to obtain substantially all of our product and packaging components and to manufacture finished products. We believe that we have good relationships with our manufacturers and suppliers and that there are alternative sources in the event that one or more of these manufacturers or suppliers is not available. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with a view to ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.
Competition
Rosetta Stone competes in several categories within the technology-based learning industry, including consumer, enterprise and educational language learning, literacy, and brain fitness.
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
In the brain fitness category, the category is new and highly fragmented. We compete with Lumosity, Elevate and Posit Science as well as many online and digital app providers.

Seasonality
Our business is affected by variations in seasonal trends. Within our Enterprise & Education segment, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. In particular, we generate a significant portion of our Consumer sales in the fourth quarter during the period beginning on Black Friday through the end of the calendar year. We sell to a significant number of our Consumer retailers and distributors and Enterprise & Education customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year and generally are highest in the third and fourth quarters. Our Enterprise & Education segment and our Consumer segment are affected by different sales-to-cash patterns. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash since Consumer sales typically turn to cash more quickly than Enterprise & Education sales, which have longer collection cycles.
Intellectual Property
Our intellectual property is critical to our success. We rely on a combination of measures to protect our intellectual property, including patents, trade secrets, trademarks, trade dress, copyrights and non-disclosure and other contractual arrangements.
We have ten U.S. patents, fourteen foreign patents and several U.S. and foreign patent applications pending that cover various aspects of our language-learning and literacy technologies.
We have registered a variety of trademarks, including our primary or house marks, Rosetta Stone, The Blue Stone Logo, Livemocha, Lexia Learning, Lexia and Fit Brains. These trademarks are the subject of either registrations or pending applications in the U.S., as well as numerous countries worldwide where we do business. We have been issued trademark registrations for our yellow color from the U.S. Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we use today and those we develop in the future. We believe that the distinctive marks that we use in connection with our solutions are important in building our brand image and distinguishing our offerings from those of our competitors. These marks are among our most valuable assets.
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
Employees
As of December 31, 2015, we had 1,148 total employees, consisting of 855 full-time and 293 part-time employees. We have employees in France, Spain and Italy who are represented by a collective bargaining agreement. We believe that we have good relations with our employees. In the first quarter of 2015, we implemented a program to reduce costs as part of an alignment of resources around our Enterprise & Education segment, including the reduction of non-Enterprise & Education headcount by approximately 15%. On March 14, 2016, we announced that we intend to exit our direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of our Enterprise & Education language offerings. If our intentions are realized, these actions will reduce headcount by approximately 17% of our full-time workforce. For more information about these employee reductions, see Notes 13 and 21 of Item 8, Financial Statements and Supplementary Data contained in this Annual Report on Form 10-K.
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
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on November 4, 2015 with the SEC for the period ended September 30, 2015. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.
The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the risk factors discussed below and in other documents we file with the SEC that could materially affect our business, financial condition, cash flows or future results.
Our business could be impacted as a result of actions by activist shareholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to proxy contests, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability that may make it more difficult to attract and retain qualified personnel and business partners, and could have a materially adverse effect on the Company’s stock price.
We might not be successful in executing our strategy of focusing on the Enterprise & Education segment and on more passionate language learners in the Consumer segment, and our company reorganization and realignment might not produce the desired results.
We are continuing to undertake a strategic reorganization and realignment of our business to maximize profitable growth in our Enterprise & Education segment by serving the needs of corporate and K-12 language learners, and prioritizing those who wish to speak and read English. In addition, we are now focusing on the needs of more passionate language learners in our Consumer segment, rather than addressing the needs of the mass marketplace. If we do not successfully execute our strategy, our revenue and profitability could decline. Our recent strategy changes include actions to reduce headcount, exit unprofitable geographies, and other cost reductions. These cost reduction efforts could harm our business and results of operations by distracting management and employees, causing difficulty in hiring, motivating, and retaining talented and skilled personnel, and creating uncertainty among our customers and vendors that could lead to delays or unexpected costs. Also, our ability to achieve anticipated cost savings and other benefits from these efforts is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, or if other unforeseen events occur, our business and financial results could be adversely affected.
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
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges or a single point estimates, but actual results could differ materially. The principal reason that we release guidance is to provide a basis for management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
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
The business environment in which we operate is rapidly evolving, highly fragmented and intensely competitive, and we expect competition to persist and intensify. Increased competition could adversely affect operating results by causing lower demand for our products and services, reduced revenue, more product returns, price reductions or concessions, reduced gross margins, and loss of customers.
Many of our current and potential domestic and international competitors have substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition in some locations, as well as in some cases, lower costs. Some competitors offer more differentiated products (for example, online learning as well as physical classrooms and textbooks) that may allow them to more flexibly meet changing customer preferences. The resources of our competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements and preferences and to offer lower prices than ours or to offer free language-learning software or online services. We may not be able to compete successfully against current or future competitors.
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading, and conversation by means of podcasts and MP3s, mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means. We estimate that there are thousands of free mobile applications on language-learning; free products are provided in at least 50 languages by private companies, universities, and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors funded by venture capital, that may be focused more on user acquisition rather than profitability, enable our competitors to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may generally become less interested in language-learning. Although we also offer free products such as mobile apps, if we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying customers, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
Historically a substantial portion of our revenue has been generated from our Consumer business. If we fail to accurately anticipate consumer demand and trends in consumer preferences, our brands, sales and customer relationships may be harmed.
Demand for our consumer focused language-learning, literacy and brain fitness software products and related services is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

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
The success of our business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation, and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt our sales and profitability.
Because a significant portion of our Consumer sales are made to or through retailers and distributors, none of which has any obligation to sell our products, the failure or inability of these parties to sell our products effectively could hurt our revenue and profitability.
We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are concentrated on a key group that is comprised of a mix of websites, such as Amazon.com and the Apple App Store; select retail resellers such as Barnes & Noble, Best Buy, Target, Books-a-Million, Staples, and Sam's Club; and consignment distributors such as Wynit Distribution and Software Packaging Associates. Sales to or through our retailers and distributors accounted for approximately 10% of our revenue for the year ended December 31, 2015, compared to 13% for the year ended December 31, 2014.
We have no control over the amount of products that these retailers and distributors purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers and distributors will not promote competitors' products over our products or enter into exclusive relationships with our competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether.
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
Price changes and other concessions could reduce our revenue.
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
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing, including our ability to:

•	appropriately and efficiently allocate our marketing for multiple products;

•	accurately identify, target and reach our audience of potential customers with our marketing messages;

•	select the right marketplace, media and specific media vehicle in which to advertise;

•	identify the most effective and efficient level of spending in each marketplace, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs;

•	differentiate our products as compared to other products;

•	create greater awareness of our new products like kids' literacy and brain fitness, and of our brands and learning solutions;

•	drive traffic to our e-commerce website, call centers, distribution channels and retail partners; and

•	convert customer inquiries into actual orders.
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
Our business strategy contemplates stabilizing and reducing the losses we have experienced internationally. We continuously review and optimize certain of our website sales channels in Europe, Asia and Latin America. In addition, we continue to optimize our indirect sales channels in Europe, Asia and Latin America through reseller and other arrangements with third parties. If we are unable to stabilize and reduce losses in our international operations successfully and in a timely manner, our business, revenue, and financial results could be harmed. Such stabilization and reduction may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally to the extent we expect.
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
Some of our Enterprise & Education business is characterized by a lengthy and unpredictable sales cycle, which could delay new sales.
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
As we pursue our SaaS model and move more of our Consumer business online and increasingly sell our solutions as subscriptions, rather than packaged software for an upfront fee, our revenue, results of operations and cash flow could be negatively impacted.
Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recorded 65-90% of the revenue at the time of sale. Certain of our online products are sold under different subscription terms, from short-term (less than one year) to 36-month subscriptions with a corresponding license term. Selling more long-term subscriptions could result in substantially less cash and revenue from the initial sale to the customer and could have a substantially negative impact on our revenue, results of operations and cash flow in any quarterly reporting period. Furthermore, to the extent that customers use our products and services for only a short time after purchase, online subscription customers could be less likely to renew their subscriptions beyond the initial term with the effect that we could earn less revenue over time from each customer than historically.
Our revenue is subject to seasonal and quarterly variations, which could cause our financial results to fluctuate significantly.
We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue, cash flows and net income. These variations are primarily related to increased sales of our Consumer products and services in the fourth quarter during the holiday selling season as well as higher sales to governmental, educational institutions, and corporations in the second half of the calendar year. We sell to a significant number of our retailers, distributors and Enterprise & Education customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our Enterprise & Education customers may also cause our quarterly results to fluctuate.
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
We have made and may continue to make acquisitions or enter into joint ventures and strategic alliances as part of our long-term business strategy. Such transactions may result in use of our cash resources, dilutive issuances of our equity securities, or incurrence of debt. Such transactions also involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new technology, employees, and business systems, that we divert management's attention from our other businesses or that we acquire undiscovered liabilities such as patent infringement claims or violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws. It may take longer than expected to realize the full benefits, such as increased revenue, enhanced efficiencies, or more customers, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events and circumstances could harm our operating results or financial condition.
We may incur significant costs related to data security breaches that could compromise our information technology network security, trade secrets and customer data.
        Threats to our information technology network security can take a variety of forms. Individual hackers and groups of hackers, and sophisticated organizations or individuals may threaten our information technology network security. Cyber attackers may develop and deploy malicious software to attack our services and gain access to our networks, data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats and attacks are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. We may be unable to anticipate these techniques or to implement adequate preventative measures in time. Cyber threats and attacks can have cascading impacts that unfold with increasing speed across internal networks and systems. Breaches of our network, credit card processing information, or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, resulting in product development delays, could compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.
Our possession and use of personal information presents risks and expenses that could harm our business. If we are unable to protect our information technology network against service interruption or failure, misappropriation or unauthorized disclosure or manipulation of data, whether through breach of our network security or otherwise, we could be subject to costly government enforcement actions and litigation and our reputation may be damaged.
Our business involves the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company's proprietary and other confidential information related to our business. Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems. Possession and use of personal information in conducting our business subjects us to legislative and regulatory obligations that could require notification of data breaches, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. Some of our commercial partners may receive or store information provided by us or our users through our websites. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our customers' data may be improperly accessed, used or disclosed. As our business and the regulatory environment evolve in the U.S. and internationally, we may become subject to additional and even more stringent legal obligations concerning our treatment of customer information. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
If our systems are harmed or fail to function properly or if third parties improperly obtain and use the personal information of our customers or employees, we may be required to expend significant resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by breaches. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our products and services, harm to our reputation and brand and loss of our ability to accept and process customer credit card orders. Any such events could have a material and adverse effect on our business, reputation or financial results. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.
Changes in regulations or customer concerns regarding privacy and protection of customer data, or any failure to comply with such laws, could adversely affect our business.
Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our customers. The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to customers where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products, services and apps are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to the Rosetta Stone brands, and a loss of customers, which could potentially have an adverse effect on our business.
In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries are considering laws mandating that customer data regarding customers in their country be maintained in their country. Having to maintain local data centers in individual countries could increase our operating costs significantly. The interpretation and application of privacy, data protection and data retention laws and regulations are often uncertain and in flux in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.
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
We rely on our website, an in-house call center and third-party call centers, over which we have little or no control, to sell our solutions, respond to customer service and technical support requests and process orders. These activities are especially important during the holiday season and in particular the period beginning on Black Friday through the end of the calendar year. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, or a failure of third-party call centers to handle higher volumes of use, could reduce our ability to receive and process orders and provide products and services, which could result in cancelled sales and loss of revenue and damage to our brand and reputation. These risks are more important during the holiday season, when many sales of our products and services take place.
We structure our marketing and advertising to drive potential customers to our website and call centers to purchase our solutions. If we experience technical difficulties with our website or if our call center operators do not convert inquiries into sales at expected rates, our ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging due to the expansion of our product and service offerings and the seasonality of our business. If we do not adequately train our call center operators, they will not convert inquiries into sales at an acceptable rate.
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
Our revolving credit facility contains borrowing limitations and covenants and the failure to maintain a sufficient borrowing base or to comply with such covenants could prevent us from borrowing funds, and could cause any outstanding debt to become immediately payable, which might adversely impact our business.
Our revolving credit facility contains borrowing limitations based on a combination of our cash balance and eligible accounts receivable balances and financial covenants currently applicable to us, as well as a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these borrowing limitations and covenants could constrain our ability to grow our business through acquisition or engage in other transactions. During the term of our $25.0 million revolving credit facility, we are also subject to certain financial covenants that require us to maintain a minimum liquidity amount and minimum financial performance requirements, as defined in the credit agreement. If we are not able to comply with all of these covenants, for any reason, we would not be able to borrow funds under the facility, and some or all of any outstanding debt could become immediately due and payable which could have a material adverse effect on our liquidity and ability to conduct our business.
A significant deterioration in our profitability and/or cash flow caused by prolonged economic instability could reduce our liquidity and/or impair our financial ratios, and trigger a need to raise additional funds from the capital markets and/or renegotiate our banking covenants.
To the extent the economic difficulties continue, or worldwide economic conditions materially deteriorate, our revenue, profitability and cash flows could be significantly reduced as customers would be unable to purchase products and services in the expected quantities and/or pay for them within normal agreed terms. A liquidity shortfall may delay certain development initiatives or may expose us to a need to negotiate further funding. While we anticipate that our existing cash and cash equivalents, together with availability under our existing revolving credit facility, cash balances and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity securities would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new products, services and technologies.

We might require additional funds from what we internally generate to support our business which might not be available on acceptable terms or at all.
We might need to further reduce costs or raise additional funds through public or private financings or borrowings in order to maintain our operations at their current level, develop or enhance products, fund expansion, respond to competitive pressures or to acquire complementary products, businesses or technologies. If required, additional financing might not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of debt, equity or convertible debt securities, these securities might have rights, preferences and privileges senior to those of our current stockholders.
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the U.S. ("GAAP"), we review our goodwill and indefinite lived intangible assets for impairment at least annually and when there are changes in circumstances. Factors that may be considered a change in circumstances include a decline in stock price and market capitalization, expected future cash flows and slower growth rates in our industry. In the fourth quarter of 2015, we recorded a goodwill impairment loss of $5.6 million related to the impairment of the Consumer Fit Brains reporting unit's goodwill. We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite lived intangible assets is determined, resulting in a negative effect on our results of operations.
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
At December 31, 2015, we had gross deferred tax assets of $79.2 million which was offset by a valuation allowance of $70.5 million for certain jurisdictions. We recorded that tax valuation allowance to reflect uncertainties about whether we will be able to realize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. In the future, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
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
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Tell Me More, Livemocha, Lexia and Fit Brains trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the United States and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
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
Our business depends on a strong brand, and failing to maintain or enhance the Rosetta Stone brands in a cost-effective manner could harm our operating results.
Maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our business. We believe that maintaining and enhancing our brands will depend largely on our ability to provide high-quality, innovative products, and services, which we might not do successfully. Our brands may be negatively impacted by a number of factors such as service outages, product malfunctions, data protection and security issues, and exploitation of our trademarks by others without permission.
Further, while we attempt to ensure that the quality of our brands is maintained by our licensees, our licensees might take actions that could impair the value of our brands, our proprietary rights, or the reputation of our products. If we are unable to maintain or enhance our brands in a cost-effective manner, or if we incur excessive expenses in these efforts, our business, operating results and financial condition could be harmed.
Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business.
As we expand our business and develop new technologies, products and services, we may become subject to material claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks or other proprietary rights. Our competitors, some of which may have made significant investments in competing products and technologies, and may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with our ability to make, use and sell our current and future products and technologies, and we may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, we may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third-party's patents or other proprietary rights, including whether any of our products, technologies or processes infringe the patents or other proprietary rights of third parties. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The outcome of any such proceedings is uncertain and, if unfavorable, could force us to discontinue advertising and sale of the affected products or impose significant penalties, limitations or restrictions on our business. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.
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
Our Consumer language-learning packages integrate our language-learning software solutions with online services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. The costs associated with the online services included with these software packages decrease margins. Customers may choose to not engage with conversation coaches or be willing to pay higher prices to do so. In addition, we are required to defer recognition of all or a portion of each sale of this packaged software over the duration of our online service periods. We cannot assure you that our future software package offerings will be successful or profitable, or if they are profitable, that they will provide an adequate return on invested capital. If our software package offerings are not successful, our business, financial results and reputation may be harmed.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located in Arlington, Virginia, where we occupy space on one floor of an office building under a lease that ends December 31, 2018. For more information about our Arlington, Virginia lease and subleases, please see Note 16 of Item 8, Financial Statements and Supplementary Data. We currently own one facility in Harrisonburg, Virginia, that provide operations and customer support services. We lease another facility in Virginia for use as a packing and distribution center for all of our U.S. and some of our international fulfillment.
In addition, the Company leases property in various locations in the U.S. and around the world as sales offices, for research and development activities, operations, product distribution, data centers, and market research. Our international locations are in or near cities including the following: Versailles, France; London, United Kingdom; Beijing and Shanghai, China; Vancouver, Canada; São Paulo, Brazil; Cologne, Germany; and, Madrid, Spain.
Item 3.    Legal Proceedings
Information with respect to this item may be found in Note 16 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." There were approximately 88 stockholders of record of our common stock as of March 8, 2016. The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
Year ended December 31, 2015
Fourth Quarter	$8.22	$6.31
Third Quarter	8.50	6.40
Second Quarter	9.19	6.39
First Quarter	10.37	7.16
Year ended December 31, 2014
Fourth Quarter	$11.23	$7.42
Third Quarter	10.22	8.00
Second Quarter	12.32	9.20
First Quarter	12.50	10.53
On March 8, 2016, the last reported sales price of our common stock on the NYSE was $7.36 per share.
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
Purchases of Equity Securities
On August 22, 2013, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $25 million of our outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, and applicable legal requirements. Our revolving credit facility contains financial and restrictive covenants that, among other restrictions and subject to certain limitations, limits our ability to repurchase our shares. No shares were purchased during 2015 or 2014.
Stockholder Return Performance Presentation
The following graph compares the change in the cumulative total stockholder return on our common stock during the 5-year period from December 31, 2010 through December 31, 2015, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on December 31, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rosetta Stone Inc., the NYSE Composite Index, and SIC code 7372 index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Rosetta Stone Inc.
NYSE Composite
SIC code 7372 index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
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
Item 6.    Selected Consolidated Financial Data
The following tables set forth selected consolidated statement of operations data, balance sheet data, and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8. Financial Statements and Supplementary Data.” Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(in thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$217,670	$261,853	$264,645	$273,241	$268,449
Gross profit	179,143	208,799	218,931	224,331	219,333
Loss from operations	(43,813)	(78,850)	(18,442)	(5,266)	(27,858)
Net loss	(46,796)	(73,706)	(16,134)	(33,985)	(19,650)

Loss per share attributable to common stockholders:
Basic	$(2.17)	$(3.47)	$(0.75)	$(1.61)	$(0.95)
Diluted	$(2.17)	$(3.47)	$(0.75)	$(1.61)	$(0.95)

Other Selected Data:
Total stock-based compensation expense	$7,195	$6,762	$9,241	$8,009	$12,353
Total intangible amortization expense	$5,192	$6,263	$1,822	$40	$85
_______________________________________________________________________________

(1)
As discussed in Notes 1 and 13 of Item 8, Financial Statements and Supplementary Data, the Company announced and initiated restructuring actions in the first quarter of 2015 to focus on the Enterprise & Education business and optimize the Consumer business for profitability. Under this initiative, the Company began headcount and cost reductions to areas including Consumer sales and marketing, Consumer product investment, and general and administrative functions.

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

(4)
The Company established a full valuation allowance to reduce the deferred tax assets of the Korea, Brazil, Japan and U.S. subsidiaries. The establishment of the valuation allowance resulted in a non-cash charge of $29.7 million during the year ended December 31, 2012.

(5)
On January 4, 2011 the Company's Board of Directors approved the Rosetta Stone Inc. Long Term Incentive Program ("LTIP") and then subsequently cancelled the LTIP on November 30, 2011, resulting in $4.9 million additional operating expense.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,782	$64,657	$98,825	$148,190	$106,516
Total assets (6)	228,543	288,173	290,776	279,405	280,090
Total deferred revenue	142,748	128,169	78,857	63,416	51,895
Notes payable and capital lease obligation	3,143	3,748	242	5	12
Total stockholders' equity	$22,410	$63,445	$131,243	$148,194	$172,951

(6)
As discussed in Note 2 to Item 8, Financial Statements and Supplementary Data, the Company early adopted Accounting Standards Update No. 2015-17 in the fourth quarter of 2015, which included the retrospective reclassification of all deferred tax assets and liabilities as non-current on the Company's consolidated balance sheets.

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
Overview
Rosetta Stone is dedicated to changing people's lives through the power of language and literacy education. Our innovative, technology-driven language, reading, and brain fitness programs drive positive learning outcomes in thousands of schools, businesses, government organizations, and for millions of individuals around the world. Rosetta Stone was incorporated in Delaware in 2005. Founded in 1992, Rosetta Stone pioneered the use of interactive software to accelerate language learning and is widely recognized today as the industry leader in providing effective language programs. Today we offer courses in 30 languages across a broad range of formats, including web-based software subscriptions, digital downloads, mobile applications, and perpetual CD packages. Rosetta Stone has continued to invest in language learning and expanded beyond language learning and deeper into education-technology with its acquisitions of Livemocha and Lexia in 2013 and Vivity and Tell Me More in January 2014. These acquisitions have enabled us to meet the changing needs of learners around the world.
The Enterprise & Education segment derives revenue from sales to educational institutions, corporations, and government agencies worldwide. The Consumer segment derives revenue from sales to individuals and retail partners. Our Enterprise & Education language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Our Enterprise & Education literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our Consumer distribution channel comprises a mix of our call centers, websites, third party e-commerce websites such as the Apple App Store, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Sam's Club, Staples, consignment distributors such as Wynit Distribution and Software Packaging Associates, and daily deal partners.
As our Company has evolved, we believe that our language and literacy Enterprise & Education segment is our largest opportunity for long-term value creation. The customers in these marketplaces have demands that recur each year, creating a more predictable revenue opportunity. This demand profile also fits well with our suite of products, the well-known Rosetta Stone brand and the demonstrated efficacy of our literacy tools. We also believe the demand for e-learning based literacy solutions in the US and English language-learning around the globe is growing.
As a result, we are emphasizing the development of products and solutions for Corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer segment where we continue to make product investments serving the needs of passionate language learners who are motivated, results focused and willing to pay for a quality language-learning experience.
To position the organization for success, we are focused on the following four priorities:

1.
Grow literacy sales by providing fully aligned digital instruction and assessment tools for K-12, building a direct distribution sales force to replace our historical reseller model, and continuing to develop our implementation services business;

2.
Position our Enterprise & Education language business for profitable growth by focusing on our best geographies and customer segments and successfully delivering a new language-learning suite for Corporate customers that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

3.
Maximize the profitability of our Consumer language business by providing an attractive value proposition and a streamlined, mobile-oriented product portfolio focused on customers' demand, while optimizing our marketing spend appropriately; and

4.	Right-size the entire cost base of the Company, including

◦	optimizing our media spend and other marketing costs in Consumer sales and marketing;

◦	right sizing our Enterprise & Education segment to target those geographies and customer segments where we have the greatest opportunity; and

◦	reducing our general and administrative costs.
In pursuing these priorities, we will (i) allocate capital to the areas of our business that we believe have the greatest growth potential, including our literacy-learning business, (ii) focus our businesses on their best customers, including Corporate and K-12 learners primarily in North America and Northern Europe in our Enterprise & Education language business and passionate learners in the United States and select non-US markets in our Consumer language business, and (iii) optimize the sales and marketing costs for these businesses and the costs of our business overall.
In March 2015, we initiated a plan (the "2015 Restructuring Plan") to make reductions to Consumer sales and marketing, Consumer product investment, and general and administrative costs. We expect to realize annualized cost savings of approximately $65 million as a result of these actions. Our results of operations reflect the impact of these cost reductions as well as additional cost savings and employee reductions that have occurred outside of the 2015 Restructuring Plan. We expect overall profitability within the Consumer segment to mitigate as we expect these costs savings to offset expected revenue declines in the Consumer segment. See Note 2 and Note 13 of Item 8, Financial Statements and Supplementary Data for additional information about these strategic undertakings. In addition, Stephen M. Swad, who served as our President and Chief Executive Officer throughout 2014, resigned from this position effective April 1, 2015. The Board of Directors appointed A. John Hass III to serve as Interim President and Chief Executive Officer, also effective April 1, 2015, while the Company engaged in a search for a chief executive officer. In March 2016, the Board of Director's concluded the search and appointed A. John Hass III as President, Chief Executive Officer, and Chairman of the Board effective April 1, 2016. In conjunction with the 2015 Restructuring Plan, outside financial and legal advisors were retained to assist management and the Board of Directors with their ongoing comprehensive review to analyze potential options to improve financial performance and enhance shareholder value.
We currently have two operating segments: Enterprise & Education and Consumer, rather than the three operating segments (Global Enterprise & Education, North America Consumer, and Rest of World Consumer) we had as of December 31, 2014 and 2013. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense.
For the year ended December 31, 2015, Enterprise & Education segment contribution increased to $30.4 million with a segment contribution margin of 31%, compared to $22.9 million with a segment contribution margin of 27% for the year ended December 31, 2014. The dollar and margin increases were primarily due to the increase in Enterprise & Education revenue which was slightly offset by an increase in direct sales related expenses. Consumer segment contribution decreased to $34.5 million with a contribution margin of 29% for the year ended December 31, 2015 from $35.3 million with a contribution margin of 20% for the year ended December 31, 2014. The dollar decrease in Consumer segment contribution was primarily due to a decrease in Consumer revenue of $57.5 million, almost entirely offset by cost reductions. The Consumer segment contribution margin increased due to our cost reduction initiatives.
For the year ended December 31, 2014, Enterprise & Education segment contribution increased slightly to $22.9 million with a segment contribution margin of 27%, compared to $21.0 million with a segment contribution margin of 35% for the year ended December 31, 2013. The dollar increase was primarily due to the increase in Enterprise & Education revenue while the decrease in margin was due to the lower margin on our acquired service offerings. Consumer segment contribution decreased to $35.3 million with a contribution margin of 20% for the year ended December 31, 2014 from $70.9 million with a contribution margin of 35% for the year ended December 31, 2013. The dollar and margin decrease in Consumer segment contribution was primarily due to a decrease in retail and direct-to-consumer revenues and the reduction of international operations.
Over the last few years, our Consumer strategy has been to shift more and more of our Consumer business to web-based software subscriptions, digital downloads and mobile applications and away from perpetual CD packages. We believe that these formats provide customers with an overall improved experience and the flexibility to use our products on multiple platforms (i.e., tablets and mobile phones). We believe these platforms also serve more economical and relevant ways for us to deliver our products to customers. One challenge to encouraging customers to enter into or renew a subscription arrangement is that usage of our product varies greatly, ranging from customers that purchase but do not have any usage to customers with high usage. The majority of purchasers tend towards the lower end of that spectrum, with most usage coming in the first few months after purchase and declining over time - similar to a gym membership.

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
In the Consumer market, our perpetual product software is often bundled with our short-term online conversational coaching and online community services and sold as a package. Approximately $25 to $39 in revenue per unit is derived from these short-term online services. As a result, we typically defer 10% to 35% of the revenue of each of these bundled sales to be recognized over the term of the service period. The content of our perpetual product software and our web-based language-learning subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience.
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct Enterprise & Education sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our Enterprise & Education and our Consumer sales channels because the customers and revenue drivers of these channels are different.
Within our Enterprise & Education segment, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. We expect these trends to continue.
Cost of Product and Subscription and Service Revenue
Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The cost of subscription and service revenue primarily represents costs associated with supporting our web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs, and depreciation. We also include the cost of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue.
Operating Expenses
We classify our operating expenses into the following categories: sales and marketing, research and development, and general and administrative. When certain events occur, we also recognize operating expenses related to asset impairment and operating lease terminations.
Our operating expenses primarily consist of personnel costs, direct advertising and marketing expenses, and professional fees associated with contract product development, legal, accounting and consulting. Personnel costs for each category of operating expenses include salaries, bonuses, stock-based compensation and employee benefit costs. Included within our operating expenses are restructuring costs that consist primarily of employee severance and related benefit costs, contract termination costs, and other related costs associated with our restructuring activities.
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

Research and Development.    Research and development expenses consist primarily of employee compensation costs, consulting fees, and overhead costs associated with development of our solutions. Our development efforts are primarily based in the U.S. and are devoted to modifying and expanding our offering portfolio through the addition of new content and new paid and complementary products and services to our language-learning, literacy, and brain fitness solutions.
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
Interest and Other Income (Expense)
Interest and other income (expense) primarily consist of interest income, interest expense, foreign exchange gains and losses, income from litigation settlements, and income or loss from equity method investments. Interest income represents interest received on our cash and cash equivalents. Interest expense is primarily related to interest on our capital leases and the amortization of deferred financing fees associated with our revolving credit facility. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Legal settlements are related to agreed upon settlement payments from various anti-piracy enforcement efforts. Income or loss from equity method investments represents our proportionate share of the net income or loss of our investment in entities accounted for under the equity method.
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
The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We assess the likelihood that the deferred tax assets will be realizable at each reporting period, and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
Critical Accounting Policies and Estimates
In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.
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
Revenue Recognition
Our primary sources of revenue are web-based software subscriptions, online services, perpetual product software, and bundles of perpetual product software and online services. We also generate revenue from the sale of audio practice products, mobile applications, and professional services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenues are recorded net of discounts.

We identify the units of accounting contained within our sales arrangements and in doing so, we evaluate a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain perpetual software products and related online services, we allocate the total arrangement consideration to the deliverables based on the existence of vendor-specific objective evidence of fair value ("VSOE"). We generate a substantial portion of consumer revenue from the CD and digital download formats of the Rosetta Stone language-learning packaged software product which is a multiple-element arrangement that contains two deliverables: perpetual software, which is delivered at the time of sale, and online services, which is considered an undelivered software-related element. The online service includes access to conversational coaching services. Because we only sell the perpetual language-learning software on a stand-alone basis in our homeschool version, we do not have a sufficient concentration of stand-alone sales to establish VSOE for the perpetual product. Where VSOE of the undelivered online services can be established, arrangement consideration is allocated using the residual method. We determine VSOE by reference to the range of comparable stand-alone renewal sales of the online service. We review these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice. Where VSOE of the undelivered online services cannot be established, revenue is deferred and recognized commensurate with the delivery of the online services.
For non-software multiple element arrangements we allocate revenue to all deliverables based on their relative selling prices. Our non-software multiple element arrangements primarily occur as sales to our Enterprise & Education customers and also to our Consumer customers. These arrangements can include a web-based subscription, audio practice tools and professional services or any combination thereof. We do not have a sufficient concentration of stand-alone sales of the various deliverables noted above to our Enterprise & Education customers, and therefore cannot establish VSOE for each deliverable. Third party evidence of fair value does not exist for the web-based software subscription services, audio practice products and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, we determine the relative selling price of the web-based subscription, audio practice tools and professional services deliverables included in our non-software multiple element arrangements using our best estimate of selling price. We determine our best estimate of selling price based on our internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on our cost of each deliverable.
In the U.S. and Canada, we offer consumers who purchase our packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return unsold packaged products, subject to certain limitations. We estimate and establish revenue reserves for returns at the time of sale based on historical return rates, estimated channel inventory levels, the timing of new product introductions, and other factors.
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
Revenue for online services and web-based subscriptions is recognized ratably over the term of the service or subscription period, assuming all revenue recognition criteria have been met. Our CD and digital download formats of Rosetta Stone language-learning products are typically bundled with a short-term online service where customers are allowed to begin their short-term online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. Short-term online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
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
We use the Black-Scholes pricing model to value our stock options, which requires the use of estimates, including future stock price volatility, expected term, and forfeitures. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model as follows:

Year ended December 31,
	2015	2014	2013
Expected stock price volatility	49%-63%	63%-65%	64%-67%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.19%-1.75%	1.46%-1.80%	0.75%-1.65%
Prior to the completion of our initial public offering in April 2009, our stock was not publicly quoted and we had a limited history of stock option activity, so we reviewed a group of comparable industry-related companies to estimate our expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing data from the peer group, we also considered the contractual option term and vesting period when determining the expected option life and forfeiture rate. Subsequent to the initial public offering and through April 2015, we continued to review a group of comparable industry-related companies to estimate volatility, but also considered the volatility of our own stock since the initial public offering. After April 2015, we had a sufficient period of stock price data to estimate volatility based upon the historical volatility experienced with our own stock price. For the risk-free interest rate, we use a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
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
Goodwill
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha and Lexia in 2013 and the acquisitions of Vivity and Tell Me More in 2014.
As of December 31, 2015, our reporting units are: Enterprise & Education Language, Enterprise & Education Literacy, Consumer Language, and Consumer Fit Brains. Each of these businesses is considered a reporting unit for goodwill impairment testing purposes. The combined Enterprise & Education Language and Enterprise & Education Literacy reporting units make up the Enterprise & Education operating segment. Consumer Language and Consumer Fit Brains are components of the Consumer operating segment. Prior to 2013, the reporting units were the same as our operating segments.
We test goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach or more frequently, if impairment indicators arise. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss in "Step 2", if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount.
The factors that we consider important in a qualitative analysis, and which could trigger an interim impairment review, include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. We evaluate our reporting units with remaining goodwill balances on a quarterly basis to determine if a triggering event has occurred. We will continue to review for impairment indicators.
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
In connection with the annual goodwill impairment analysis performed as of June 30, 2015, we exercised our option to bypass Step 0 and began our annual test with Step 1. We determined that the fair value of our Enterprise & Education literacy and Enterprise & Education language reporting units substantially exceeded their carrying values. The fair value of our Consumer Fit Brains reporting unit exceeded its carrying value, although to a lesser extent, primarily due to the recent purchase and business combination in 2014. As a result of the 2015 annual test, no goodwill impairment charges were recorded.
During the fourth quarter of 2015, we determined that sufficient indication existed to require performance of an interim goodwill impairment analysis for the Consumer Fit Brains reporting unit. This indicator was due to a decline in the operations of the Consumer Fit Brains reporting unit, with decreases in revenue and bookings within this reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. In this interim goodwill impairment test, the Consumer Fit Brains reporting unit failed Step 1. The combination of lower reporting unit fair value calculated in Step 1 and the identification of unrecognized fair value adjustments to the carrying values of other assets and liabilities (primarily developed technology and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in an implied fair value of goodwill below its carrying value. As a result, we recorded an impairment loss of $5.6 million associated with the interim impairment assessment of the Consumer Fit Brains reporting unit as of December 31, 2015.
During the fourth quarter of 2015, we determined that sufficient indication existed to require performance of an interim goodwill impairment analysis for the Enterprise & Education language reporting unit. This indicator was due to declines in the operations of the Enterprise & Education reporting unit, with decreases in revenue and bookings within this reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. As a result of the operating results in the fourth quarter of 2015, we have further refined our strategy of focusing on the Enterprise & Education segment and in March 2016 we announced a plan to exit the direct distribution of Enterprise & Education language offerings in a number of non-US markets and right-size the overall business. In particular, we initiated a process to exit direct presence and close offices in China, Brazil and France. This plan is expected to result in significantly lower projected revenues, bookings, and short-term profitability of the Enterprise & Education Language reporting unit. As a result, we determined that sufficient indication existed to require the performance of an interim goodwill impairment analysis for the Enterprise & Education Language reporting unit. While this analysis did indicate that the fair value of the Enterprise & Education Language reporting unit declined, the fair value is still greater than the carrying value of this reporting unit. Since the Enterprise & Education Language reporting unit passed the Step 1 test, no further analysis or testing under Step 2 was necessary and no impairment charges were recorded in connection with this interim impairment assessment of this reporting unit.
We also routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework. In the fourth quarter of 2015, we evaluated any reporting unit with remaining goodwill that was not tested for impairment to determine if a triggering event has occurred. As of December 31, 2015, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of any such reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment reviews of any such reporting units.

During 2014, we determined sufficient indicators existed to require the performance of interim goodwill impairment analysis for our then existent North America Consumer and Rest of World Consumer reporting units due to unexpected declines in the Consumer language-learning business. As a result, we recorded a total goodwill impairment loss of $20.2 million during the year ending December 31, 2014, which represents a full impairment of the goodwill associated with the language-learning Consumer business. There were no goodwill impairments in 2013.
Intangible Assets
Intangible assets consist of acquired technology, including developed and core technology, customer related assets, trade name and trademark, and other intangible assets. Those intangible assets with finite lives are recorded at cost and amortized on a straight line basis over their expected lives. Intangible assets with finite lives are reviewed routinely for potential impairment as part of our internal control framework. Annually, as of December 31, and more frequently if a triggering event occurs, we review the Rosetta Stone trade name, our only indefinite-lived intangible asset, to determine if indicators of impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite-lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value.
During the fourth quarter of 2015, we elected to bypass the qualitative assessment and performed the quantitative assessment. In the quantitative assessment, we noted that the fair value of the Rosetta Stone trade name has declined due to the reduction in forecasted revenue and bookings from both the Enterprise & Education Language and the Consumer Language reporting units, however, the fair value exceeded the carrying value. There has been no impairment of intangible assets during the years ending December 31, 2015, 2014 and 2013.
Valuation of Long-Lived Assets
As part of our internal control framework we evaluate the recoverability of our long-lived assets. An impairment of long-lived assets is recognized in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. During 2015 and 2014, we recorded $1.1 million and $0.2 million in impairment expense related to the abandonment of software projects that were previously capitalized. There were no impairment charges for the years ended December 31, 2013.
Restructuring Costs
In the first quarter of 2015, as part of the 2015 Restructuring Plan, we announced and initiated actions to reduce headcount and other costs in order to support our strategic shift in business focus and address periods of loss. In connection with this plan, we incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in our operating expense line items on the Statement of Operations.
On March 14, 2016, we announced that we intend to exit the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of our Enterprise & Education language offerings, the "2016 Restructuring Plan". Where appropriate, we will seek to operate through partners in those geographies being exited. We will also look to initiate processes to close our software development operations in France and China. In total, if our intentions are realized, these actions will reduce headcount by approximately 17% of our full-time workforce and is expected to result in annual expense reductions of approximately $19 million. If fully realized, these actions will result in an estimated restructuring charge ranging between $5.0 million and $6.0 million, with approximately 50% accrued in the first quarter 2016, largely reflecting separation payments. These actions are additive to the 2015 Restructuring Plan and further support our strategic shift in business focus to help address periods of losses.
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

Other related costs generally include external consulting and legal costs associated with the strategic shift in business focus of our Consumer business. Such costs are recognized at fair value in the period in which the costs are incurred.
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
We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed quarterly based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal.
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
As of December 31, 2015, a full valuation allowance exists for the U.S., Japan, China, Hong Kong, Mexico, Spain, Brazil, and France where we have determined the deferred tax assets will not more likely than not be realized.
All of the jurisdictions mentioned above, with the exception of China, have cumulative losses and pre-tax losses for the most recent year ended December 31, 2015. The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
As of December 31, 2015 and 2014, our net deferred tax liability was $5.0 million and $4.2 million, respectively.
Recently Issued Accounting Standards
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$65,969	$136,251	$156,792
Subscription and service	151,701	125,602	107,853
Total revenue	217,670	261,853	264,645
Cost of revenue:
Cost of product revenue	16,898	34,192	32,191
Cost of subscription and service revenue	21,629	18,862	13,523
Total cost of revenue	38,527	53,054	45,714
Gross profit	179,143	208,799	218,931
Operating expenses
Sales and marketing	136,084	173,208	146,104
Research and development	29,939	33,176	33,995
General and administrative	50,124	57,120	56,432
Impairment	6,754	20,333	—
Lease abandonment and termination	55	3,812	842
Total operating expenses	222,956	287,649	237,373
Loss from operations	(43,813)	(78,850)	(18,442)
Other income and (expense):
Interest income	23	17	117
Interest expense	(378)	(233)	(61)
Other (expense) income	(1,469)	(1,129)	368
Total other income and (expense)	(1,824)	(1,345)	424
Loss before income taxes	(45,637)	(80,195)	(18,018)
Income tax expense (benefit)	1,159	(6,489)	(1,884)
Net loss	$(46,796)	$(73,706)	$(16,134)
Loss per share:
Basic	$(2.17)	$(3.47)	(0.75)
Diluted	$(2.17)	$(3.47)	$(0.75)
Common shares and equivalents outstanding:
Basic weighted average shares	21,571	21,253	21,528
Diluted weighted average shares	21,571	21,253	21,528
Stock-based compensation included in:
Cost of revenue	101	108	175
Sales and marketing	1,327	1,975	1,840
Research and development	841	958	1,460
General and administrative	4,926	3,721	5,766
Total stock-based compensation expense	$7,195	$6,762	$9,241

Comparison of the Year Ended December 31, 2015 and the Year Ended December 31, 2014
Our total revenue decreased to $217.7 million for the year ended December 31, 2015 from $261.9 million for the year ended December 31, 2014. The change in total revenue was due to a decrease in Consumer revenues of $57.5 million, which was offset by an increase in Enterprise & Education revenue of $13.4 million.
We reported an operating loss of $43.8 million for the year ended December 31, 2015 compared to an operating loss of $78.9 million for the year ended December 31, 2014. The decrease in operating loss was due to a decrease in operating expenses of $64.7 million, a decrease of $14.5 million in cost of revenue, which was offset by a $44.2 million decrease in revenue.
Revenue by Operating Segment
The following table sets forth revenue for our two operating segments for the years ended December 31, 2015 and 2014:

	Year ended December 31,				2015 versus 2014
	2015		2014		Change	% Change
	(in thousands, except percentages)
Enterprise & Education	$98,057	45.0%	$84,700	32.3%	$13,357	15.8%
Consumer	119,613	55.0%	177,153	67.7%	$(57,540)	(32.5)%
Total Revenue	$217,670	100.0%	$261,853	100.0%	$(44,183)	(16.9)%
Enterprise & Education Segment
Total Enterprise & Education revenue increased $13.4 million, or 16%, from $84.7 million for the year ended December 31, 2014 to $98.1 million for the year ended December 31, 2015. Enterprise & Education literacy revenue increased $12.0 million. Enterprise & Education language revenue increased $1.3 million, comprised primarily of increases of $3.7 million and $0.8 million in our education and non-profit sales channels, respectively, which were partially offset by a decrease of $2.9 million in the corporate sales channel. Enterprise & Education revenue increased, in part, due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia and Tell Me More was recorded at fair value, which is lower than the book value, and resulted in lower 2014 revenue. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which will result in lower revenue growth rates than what we experienced during 2015. As a result of the process we have initiated in March 2016 to exit our direct distribution presence and close offices in a number of non-U.S. markets where we have not yet achieved scale and right-size the Enterprise & Education Language business overall, we expect Enterprise & Education language revenue and bookings to decrease in the near-term.
Consumer Segment
Consumer revenue decreased $57.5 million, or 32%, from the year ended December 31, 2014 to the year ended December 31, 2015. This decrease was largely due to reductions in revenue from our direct-to-consumer, retail, and homeschool sales channels of $48.2 million, $10.4 million, and $1.0 million, respectively, slightly offset by an increase of $1.6 million in revenue related to our Fit Brains offerings. These declines reflect the decision to significantly curtail promotional pricing under our 2015 strategic transformation. In 2014, we focused on driving customers to purchase our direct-to-consumer channel, particularly through our website, by implementing more aggressive discounting and promotional activity to combat the introduction of lower priced competitor products. During 2015, we were more disciplined with discounting and focused on stabilizing prices. We expect Consumer revenues to decrease due to a longer revenue recognition period associated with the continued transition from CDs and downloads to subscriptions with terms ranging up to three years and an anticipated reduction in our suggested retail value.
Revenue by Product Revenue and Subscription and Service Revenue
We categorize and report our revenue in two categories—product revenue and subscription and service revenue. Product revenue includes revenues allocated to our perpetual language-learning product software, revenues from the sale of audio practice products, and sales of certain mobile applications. Subscription and service revenue includes web-based software subscriptions, online services for our conversational coaching and language-learning community access, as well as revenues from professional services. Subscription and service revenues are typically deferred at the time of sale and then recognized ratably over the subscription or service period. We bundle our perpetual product software typically with short-term online services. As a result, we typically defer 10% to 35% of the revenue of each of these bundled sales. We recognize the deferred revenue associated with the short-term online services over the term of the service period.

The following table sets forth revenue for product revenue and subscription and service revenue for the years ended December 31, 2015 and 2014:

	Year ended December 31,				2015 versus 2014
	2015		2014		Change	% Change
	(in thousands, except percentages)
Product revenue	$65,969	30.3%	$136,251	52.0%	$(70,282)	(51.6)%
Subscription and service revenue	151,701	69.7%	125,602	48.0%	26,099	20.8%
Total revenue	$217,670	100.0%	$261,853	100.0%	$(44,183)	(16.9)%
Product Revenue
Product revenue decreased $70.3 million, or 52%, to $66.0 million during the year ended December 31, 2015 from $136.3 million during the year ended December 31, 2014. Product revenue primarily decreased $58.6 million, $9.8 million, and $1.2 million in our direct-to-consumer, global retail, and homeschool sales channels, respectively. Product sales volume decreased as we continue to carry out our strategy to migrate our Consumer business to subscription-based products. Product revenue also decreased due to the year-over-year decline in product unit sales volume as a result of the strategic decision to be more disciplined marketing and advertising expenses and curtail promotional pricing to focus on stabilizing prices.
Subscription and Service Revenue
Subscription and service revenue increased $26.1 million, or 21%, to $151.7 million for the year ended December 31, 2015. Within the Enterprise & Education segment, the increase in subscription and service revenue was primarily due to the $12.0 million increase in Enterprise & Education literacy revenue combined with revenue increases within Enterprise & Education language of $3.2 million and $0.9 million in the education and non-profit service sales channels, respectively. These increases were slightly offset by a decrease of $2.1 million in the corporate sales channel within Enterprise & Education language. The Consumer segment realized increases of $10.5 million, $1.6 million, and $0.4 million in direct-to-consumer, Fit Brains, and global retail service sales channels, respectively. Our 2014 subscription and service revenue was lower due to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with Lexia and Tell Me More. We continue to experience these purchase accounting impacts for Lexia due to the typical subscription length. As a result, we expect the growth rates from our Enterprise & Education segment to mitigate over time. Subscription and services sales volume increased as we continue to carry out our strategy to migrate our Consumer business to subscription-based products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the years ended December 31, 2015 and 2014:

	Year ended December 31,		2015 versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$65,969	$136,251	$(70,282)	(51.6)%
Subscription and service	151,701	125,602	26,099	20.8%
Total revenue	217,670	261,853	(44,183)	(16.9)%
Cost of revenue:
Cost of product revenue	16,898	34,192	(17,294)	(50.6)%
Cost of subscription and service revenue	21,629	18,862	2,767	14.7%
Total cost of revenue	38,527	53,054	(14,527)	(27.4)%
Gross profit	$179,143	$208,799	$(29,656)	(14.2)%
Gross profit percentages	82.3%	79.7%	2.6%
Total cost of revenue decreased $14.5 million for the year ended December 31, 2015 from $53.1 million for the year ended December 31, 2014. The change in total cost of revenue was primarily due to decreases in inventory expense, payroll and benefits expense, and freight and payment processing fees. Inventory expense declined $6.3 million primarily due to the decrease in product sales combined with higher first quarter 2014 charges to inventory obsolescence in our Asian operations that did not recur in 2015. Payroll and benefit expenses declined $3.7 million driven by reduced headcount as a result of the 2015 Restructuring Plan, the absence of higher severance payments in 2014 related to operations in France and Korea, and lower variable incentive compensation expenses based on reduced funding expectations. Freight and processing fees decreased $3.5 million due to the decrease in sales.
Cost of Product Revenue
Cost of product revenue for the year ended December 31, 2015 was $16.9 million, a decrease of $17.3 million or 51% compared to $34.2 million for the year ended December 31, 2014. As a percentage of product revenue, cost of product revenue slightly increased to 26% for the year ended December 31, 2015 from 25% as compared to the prior year period.  The dollar decrease in cost of product revenue is primarily due to decreases of $5.5 million, $4.7 million, $2.2 million, $1.6 million, and $1.2 million in inventory costs, payroll and benefits, freight costs, commission fees, and payment processing fees respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the year ended December 31, 2015 was $21.6 million, an increase of $2.8 million, or 15% from the year ended December 31, 2014. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 14% from 15% for the year ended December 31, 2015 compared to the prior year period. The dollar increase in cost of subscription and service revenue was primarily due to increases in hosting, amortization of capitalized internal-use software costs, and other allocable costs due to the shift in sales mix to subscription service sales.
Gross Profit
Gross profit decreased $29.7 million to $179.1 million for the year ended December 31, 2015 compared to $208.8 million for the year ended December 31, 2014. Gross profit percentage increased to 82% from 80% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The dollar decrease in gross profit was primarily due to the decrease in revenue. The percentage increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to a SaaS delivery model which attracts higher margins.
Operating Expenses

	Year ended December 31,		2015 versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$136,084	$173,208	$(37,124)	(21.4)%
Research and development	29,939	33,176	(3,237)	(9.8)%
General and administrative	50,124	57,120	(6,996)	(12.2)%
Impairment	6,754	20,333	(13,579)	(66.8)%
Lease abandonment and termination	55	3,812	(3,757)	(98.6)%
Total operating expenses	$222,956	$287,649	$(64,693)	(22.5)%
In the first quarter of 2015, we announced and initiated actions to reduce headcount and other costs in order to support our 2015 strategic shift in business focus. Included within our operating expenses are restructuring charges related to the 2015 Restructuring Plan which relate to employee severance and related benefits costs incurred in connection with headcount reductions, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs.

The following table presents restructuring costs associated with the 2015 Restructuring Plan included in the related line items of our results from operations:

	Year ended December 31,
	2015	2014
	(in thousands)
Cost of revenue	$113	$—
Sales and marketing	4,492	—
Research and development	602	—
General and administrative	3,584	—
Total	$8,791	$—
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2015 were $136.1 million, a decrease of $37.1 million, or 21%, from the year ended December 31, 2014. As a percentage of total revenue, sales and marketing expenses decreased to 63% for the year ended December 31, 2015, from 66% for the year ended December 31, 2014. The dollar and percentage decreases in sales and marketing expenses were primarily due to decreases in media and marketing expenses, payroll and benefit expenses, professional services, and amortization expense, which were partially offset by an increase in commission expense. Media spend decreased $27.1 million due to a decrease of $17.2 million in spend from offline media like TV, radio, and print and a $9.9 million decrease in spend in online and social media expenses. Marketing expenses also decreased by $5.7 million due to decreased spend in creative development and advertising expenses as a result of the strategic shift in focus and the positioning of the Consumer business for profitability. Payroll and benefit expense decreased $4.1 million due to salary savings from the reduced headcount as a result of the 2015 Restructuring Plan, lower variable incentive compensation expenses based on reduced funding expectations, and the absence of Long Term Incentive Plan ("LTIP") expense as the plan ended in 2014. Professional services decreased $2.9 million due to reduced outsourced staffing in the call centers as a result of the strategic shift in the Consumer segment. Amortization expense decreased $1.2 million due to the fully depreciated Tell Me More trade name at the end of 2014. Commission expense increased $4.5 million primarily driven by an increase in Enterprise & Education literacy revenue. In connection with our 2016 strategy, we intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $29.9 million for the year ended December 31, 2015, a decrease of $3.2 million, or 10%, from the year ended December 31, 2014. As a percentage of revenue, research and development expenses increased slightly to 14% from 13% for the years ended December 31, 2015 and 2014, respectively. The dollar decrease was primarily due to a reduction in payroll and benefits expense of $2.3 million due to the headcount reductions from the 2015 Restructuring Plan, coupled with a $1.2 million reduction in costs associated with the Kids Reading and Kids Storytime projects that were released in the second half of 2014 or put on hold in the first half of 2015, respectively. In accordance with our shift in strategy, we continue to focus our product investment on the development of the Language Learning Suite for Enterprise, a single solution that will integrate our foundations, advantage and advanced English for business products, enhance our reporting and administrator tools and extend our assessment capabilities. We expect to maintain our current level of investment in our research and development expenses as we address these initiatives.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2015 were $50.1 million, a decrease of $7.0 million, or 12%, from the year ended December 31, 2014. As a percentage of revenue, general and administrative expenses increased slightly to 23% for the year ended December 31, 2015 compared to 22% for year ended December 31, 2014. The dollar decrease was primarily due to reductions in payroll and benefits, third party services, bad debt, communications, travel, and other expenses. Payroll and benefits decreased $2.5 million driven by the reduction in headcount related to the 2015 Restructuring Plan, lower variable incentive compensation expense due to the reduction in employees, and the absence of LTIP expense as the plan ended in 2014, partially offset by increases in severance and stock compensation expenses related to the change in CEO effective April 1, 2015. Third party services expense decreased $1.9 million mainly driven by decreased software and hardware maintenance expenses in 2015. Bad debt expense decreased by $0.8 million due to improvements in accounts receivable aging as compared to 2014. Communications expense decreased $0.5 million due to cost savings identified related to hosting, network, and telephone charges. Travel expenses decreased $0.5 million as a result of the international trips in support of acquisition related activities in the first quarter of 2014. We expect our general and administrative expenses to continue to decline as we take steps to reduce costs. Additionally, as a result of shareholder engagement and execution of our accelerated strategy, our general and administrative expenses may increase in the near term.
Impairment
Impairment expense for the year ended December 31, 2015 was $6.8 million, a decrease of $13.6 million, from the year ended December 31, 2014. The decrease was primarily attributable to a $20.2 million goodwill impairment charge related to our Consumer business during 2014, partially offset by a $5.6 million goodwill impairment charge related to our Consumer Fit Brains reporting unit and 2015 impairment charges of $1.1 million, primarily related to the abandonment of certain previously capitalized internal-use software projects.
Lease Abandonment and Termination
Lease abandonment and termination expenses for the year ended December 31, 2015 were $0.1 million, compared to $3.8 million for the year ended December 31, 2014. The decrease was attributable to the 2014 lease abandonment of the sixth floor space in the Arlington, VA office of $3.2 million, as well as the closure of the Japan office resulting in lease abandonment costs of $0.4 million.
Other Income and (Expense)

	Year ended December 31,		2015 versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Interest income	$23	$17	$6	35.3%
Interest expense	(378)	(233)	(145)	62.2%
Other expense	(1,469)	(1,129)	(340)	30.1%
Total other income and (expense)	$(1,824)	$(1,345)	$(479)	35.6%
Interest income for the year ended December 31, 2015 was $23 thousand, a slight increase from the year ended December 31, 2014. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the year ended December 31, 2015 was $0.4 million, an increase of $0.1 million, from the year ended December 31, 2014. This increase was primarily attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn credit facility.
Other expense for the year ended December 31, 2015 was $1.5 million, an increase of $0.3 million, as compared to $1.1 million for the year ended December 31, 2014. The fluctuation was primarily attributable to foreign exchange losses, partially offset by the divestiture of our Korea entity of $0.7 million.
Income Tax Expense (Benefit)

	Year ended December 31,		2015 versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,159	$(6,489)	$7,648	(117.9)%
Our income tax expense for the year ended December 31, 2015 was $1.2 million, compared to income tax benefit of $6.5 million for the year ended December 31, 2014. The tax expense was due to current year taxable income from our operations in Germany and the UK, the tax impact of the amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities. These tax expenses were partially offset by tax benefits related to current year losses (excluding the Consumer Fit Brains goodwill impairment) in Canada. The goodwill that was impaired in 2015 was not deductible for tax. Additionally, tax benefits were recorded related to the reversal of accrued withholding taxes as a result of an intercompany transaction. For the year ended December 31, 2015, we incurred an income tax expense of $1.2 million based on losses before taxes of $45.6 million resulting in a worldwide effective tax rate of approximately (2.5)%.

Comparison of the Year Ended December 31, 2014 and the Year Ended December 31, 2013
Our total revenue decreased to $261.9 million for the year ended December 31, 2014 from $264.6 million for the year ended December 31, 2013. The change in total revenue was due to decreases in Consumer revenues of $27.3 million, partially offset by an increase in Enterprise & Education revenues of $24.5 million.
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
Revenue by Operating Segment
During 2014 and 2013, we had three operating segments: North America Consumer, Rest of World Consumer, and Global Enterprise & Education. In 2015, the North America Consumer and Rest of World Consumer operating segments were combined into a single Consumer operating segment. The following table sets forth revenue under the 2015 operating segment structure for our two operating segments for the years ended December 31, 2014 and 2013:

	Year ended December 31,				2014 versus 2013
	2014		2013		Change	% Change
	(in thousands, except percentages)
Enterprise & Education	$84,700	32.3%	$60,209	22.8%	$24,491	40.7%
Consumer	177,153	67.7%	204,436	77.2%	(27,283)	(13.3)%
Total Revenue	$261,853	100.0%	$264,645	100.0%	$(2,792)	(1.1)%
Enterprise & Education revenue increased $24.5 million, or 41%, from $60.2 million for the year ended December 31, 2013 to $84.7 million for the year ended December 31, 2014. Enterprise & Education language revenue increased $9.9 million, $3.7 million, $1.4 million, and $1.2 million in France, the U.S., Germany, and the UK, respectively, primarily due to the sales of learning solutions acquired in 2014. Enterprise & Education literacy revenue increased $8.7 million from Lexia, which was acquired on August 1, 2013. We have seen a decline in renewal rates from existing Enterprise & Education language customers while Enterprise & Education language bookings are increasing, primarily due to the sales of multi-year deals. With Enterprise & Education language bookings increasing, we expect to see an increase in bookings from new customers, which has a higher cost of acquisition when compared to the renewal of an existing customer.
Consumer revenue decreased $27.3 million, or 13%, from the year ended December 31, 2013 to the year ended December 31, 2014. This decrease was largely due to reductions in revenue from our global retail, direct-to-consumer, and kiosk sales channels of $13.8 million, $11.0 million, and $5.2 million, respectively; partially offset by an increase of approximately $2.6 million in revenue from Fit Brains. The decrease in our global retail sales channel was due to certain of our larger retail partners significantly reducing inventory levels during 2014, resulting in fewer units ordered and lower revenue compared to the prior year. In the second quarter of 2013 we closed our entire kiosk sales channel. In recent quarters we have focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website. Lower pricing is one tactic we used to increase sales volume in this channel. The overall decrease in pricing combined with the closure of our U.S. kiosks resulted in lower sales. In January 2014, we announced plans to streamline our Japan and Korea operations and use a partner model to continue to serve the Japanese market and have reorganized our Korea operations to focus more directly on further scaling the Proctor Assisted Learning (“PAL”) sales channel. As a result of our strategic realignment and our focus on the needs of more passionate learners, we plan to stabilize the price of our Consumer offerings and expect that this will result in lower unit volumes and overall lower sales.

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
Product Revenue
Product revenue decreased $20.5 million, or 13%, to $136.3 million during the year ended December 31, 2014 from $156.8 million during the year ended December 31, 2013. Product revenue primarily decreased $11.6 million, $6.2 million and $3.7 million in the global retail, direct-to-consumer, and kiosk sales channels, respectively. This was partially offset by an increase of $1.8 million in the corporate sales channel. The decrease in product revenue was driven by lower prices on our Rosetta Stone language-learning product software bundle driven by promotional pricing in our Consumer segment, increased levels of daily deals, and a shift in our sales channel mix.
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
Cost of Product Revenue
Cost of product revenue for the year ended December 31, 2014 was $34.2 million, an increase of $2.0 million, or 6% from the year ended December 31, 2013. As a percentage of product revenue, cost of product revenue increased to 25% from 20% for the year ended December 31, 2014 compared to the prior year period.  The increase in cost as a percentage of revenue was primarily attributable to a decline in the price per unit combined with an increase in the volume of units sold. The dollar increase in cost of product was primarily due to increased payroll and benefits as a result of the acquisitions that occurred during the first quarter of 2014.

Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the year ended December 31, 2014 was $18.9 million, an increase of $5.3 million, or 39% from the year ended December 31, 2013. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 15% from 13% for the year ended December 31, 2014 compared to the prior year period. The dollar increase in cost of subscription and service revenue was due to increased payroll and benefits, primarily as a result of the acquisitions that occurred during the first quarter of 2014 and second and third quarters of 2013. There was an increase in hosting expense due to the support of additional companies and a transition to cloud-based platforms. An increase in depreciation and amortization on acquired intangible assets also contributed to the overall increase in cost of subscription and service revenue.
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
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2014 were $173.2 million, an increase of $27.1 million, or 19%, from the year ended December 31, 2013. As a percentage of total revenue, sales and marketing expenses were 66% for the year ended December 31, 2014, and 55% for the year ended December 31, 2013. The dollar and percentage increases in sales and marketing expenses were primarily attributable to a $11.0 million increase in media expense due to increased Internet and social media marketing campaigns, partially offset by decreased spend in television and print as online marketing was determined to be more cost-effective. Increased marketing expenses of $4.9 million related to the "millennial" advertising campaign using newly developed creative which runs across television, videos and our website, the new 2014 online chat support services feature, and an increase in general media expenses to drive visits, leads and bookings. In 2014 there was a $5.4 million increase in payroll and a $1.6 million increase in benefits expenses as a result of our acquisitions. In addition, there was a $5.5 million increase in commission expense mainly driven from the increased sales in the Enterprise & Education segment, slightly offset by a decrease in commission expense for the Consumer segment. There was a $1.5 million increase in third party services driven from new social media monitoring services, increased email messaging and related overage fees. Additionally, there was a $2.0 million increase in depreciation and amortization on acquired intangible assets. These increases were partially offset by a $2.3 million decrease in professional services driven from decreased spend in call centers, $1.9 million decrease in rent and related lease termination expenses due to the closure of the remaining kiosks in the second quarter of 2013, and removal of kiosk staffing support that did not recur in 2014.
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

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2014 were $57.1 million, an increase of $0.7 million, or 1%, from the year ended December 31, 2013. As a percentage of revenue, general and administrative expenses increased to 22% for the year ended December 31, 2014 compared to 21% for year ended December 31, 2013. The dollar and percentage increases were primarily attributable to a $1.3 million increase in building expenses related to a Japan office lease termination and higher dues and subscription fees incurred by the human resources and finance groups. The dollar increase was also attributable to a $1.0 million increase in bad debt expense driven from increased accounts receivable aging and additional reserves related to acquired receivables. In addition, general and administrative expense increased $0.5 million due to increased acquisition related software and systems maintenance and integration work performed during the year ended December 31, 2014. These increases were partially offset by a $1.3 million decrease in payroll due to a decrease in long-term incentive plan expense and bonus expense as well as a decrease in restricted stock and stock option expenses as a result of the decrease in our stock price during the year ended December 31, 2014. Rent expense also decreased by $0.6 million due to the lease abandonment of the Arlington, Virginia sixth floor lease during early 2014.
Impairment
Impairment expense for the year ended December 31, 2014 was $20.3 million, an increase of $20.3 million, from the year ended December 31, 2013. The increase was primarily attributable to a $20.2 million goodwill impairment charge related to our Consumer Language reporting units taken in 2014. The goodwill impairment charges were primarily a result of the decline in demand for Consumer language-learning products and services at their current pricing levels and a change in international go-to-market strategy. In an effort to compensate for the consumer preferences, we lowered our prices and used retail partnerships to increase sales. Despite these actions, the results were significantly lower than the forecasted sales. As a result of the above events, we performed an impairment analysis and determined that the Consumer Language reporting units were fully impaired and recorded goodwill impairment charges totaling $20.2 million. The additional $0.2 million of expense related to the abandonment of a previously capitalized internal-use software project.
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

Income Tax Benefit

	Year Ended December 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(6,489)	$(1,884)	$(4,605)	244.4%
Our income tax benefit for the year ended December 31, 2014 was $6.5 million, compared to income tax benefit of $1.9 million for the year ended December 31, 2013. The change from the prior year primarily resulted from the tax benefits related to the goodwill impairments taken during 2014 related to the Consumer Language reporting units and current year losses in Canada and France. The goodwill that was written off related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax). In the current year, these tax benefit amounts were partially offset by income tax expense related to current year profits from certain foreign operations and foreign withholding taxes. The tax benefit was also partially offset by the tax expense related to the tax impact of the amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.
Liquidity and Capital Resources
Our principal source of liquidity at December 31, 2015 consisted of $47.8 million in cash and cash equivalent and short-term investments, a decrease of $16.9 million, from $64.7 million as of December 31, 2014. Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flow from our operations. For the year ended December 31, 2015, we generated negative cash flows from operations as reflected in our consolidated statements of cash flows.
As part of our strategic shift, we have begun and continue to reorganize our business around our Enterprise & Education segment while we optimize our Consumer segment for profitability and cash generation. Our Enterprise & Education business and our Consumer business are affected by different sales-to-cash patterns. Within our Enterprise & Education segment, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. Consumer sales typically turn to cash more quickly than Enterprise & Education sales, which tend to have longer collection cycles. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash. We expect this trend to continue. In 2016, we expect our cash balance to decline in part as we execute the restructuring actions in accordance with our revised strategy and other initiatives, as well as anticipated near-term lower operating results.
We believe our current cash and cash equivalents, short-term investments, and funds generated from our sales will be sufficient to meet our cash needs for at least the next twelve months. We have generated significant operating losses as reflected in our accumulated deficit and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, accounts receivable, and accounts payable balances. In addition, borrowings under our revolving credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.
On October 28, 2014, we entered into a $25.0 million revolving credit Loan and Security Agreement with Silicon Valley Bank, which was amended effective March 31, 2015, May 1, 2015, June 29, 2015, December 29, 2015 and further amended effective March 14, 2016. Under the amended agreement, we may borrow up to $25.0 million including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million (the "credit facility"). Borrowings by RSL under the credit facility are guaranteed by us as the ultimate parent. The credit facility has a term that expires on January 1, 2018, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.

The total obligations under the credit facility cannot exceed the lesser of (i) the total revolving commitment of $25.0 million or (ii) the borrowing base, which is calculated as 80% of eligible accounts receivable. As a result, the borrowing base will fluctuate and we expect it will follow the general seasonality of cash and accounts receivable (lower in the first half of the year and higher in the second half of the year). If the borrowing base less any outstanding amounts, plus the cash held at SVB ("Availability") is greater than $25.0 million, then we may borrow up to an additional $5.0 million, but in no case can borrowings exceed $25.0 million. Interest on borrowings accrue at the Prime Rate provided that we maintain a minimum cash and Availability balance of $17.5 million. If cash and Availability is below $17.5 million, interest will accrue at the Prime Rate plus 1%.
As of the date of this filing, no borrowings have been made under the revolving credit agreement and $4.0 million in letters of credit have been issued by Silicon Valley Bank on our behalf. We are subject to certain financial and restrictive covenants under the credit facility, which have been amended to reflect the revised outlook in connection with our 2016 Restructuring Plan. We are required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the Loan and Security Agreement. As of December 31, 2015, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of December 31, 2015 was $15.6 million. If we were to repatriate the cash from our foreign subsidiaries, a significant tax liability could result.
During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Cash Flow Analysis for the Year ended December 31, 2015 as compared to the year ended December 31, 2014

	Year ended December 31,		2015 versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(5,645)	$6,673	$(12,318)	(184.6)%
Net cash used in investing activities	$(9,374)	$(39,109)	$29,735	(76.0)%
Net cash used in financing activities	$(727)	$(305)	$(422)	138.4%
Net Cash Used In Operating Activities
Net cash used in operating activities was $5.6 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $6.7 million for the year ended December 31, 2014. The primary factor affecting our net use of cash from operating activities during the year ended December 31, 2015 was our net loss of $46.8 million, which was too large to be offset by the non-cash adjustments totaling $31.1 million and the favorable overall change in operating assets and liabilities of $10.1 million. For a summary of the factors that led to the net loss for the year ended December 31, 2015 see "Results of Operations" section above. Non-cash items primarily consisted of $13.7 million in depreciation and amortization expense, $7.2 million in stock-based compensation expense, $6.8 million in impairment loss, $1.7 million in bad debt expense, and $1.5 million of loss on foreign currency transactions. The primary drivers of the change in operating assets and liabilities were a decrease in other current liabilities of $14.2 million, a decrease of $8.6 million in accounts payable, a decrease in accrued compensation of $5.5 million, an increase in deferred sales commissions of $4.1 million, and an increase of $1.3 million in inventory, partially offset by a decrease in accounts receivable of $26.4 million and an increase of $16.9 million in deferred revenue. The decrease in other current liabilities and accounts payable reflected our shift in strategy, which resulted in fewer obligations due for marketing, advertising, and rebates. The decrease in accrued compensation was primarily attributable to the 2015 Restructuring Plan, which reduced global non-Enterprise & Education headcount approximately 15% and led to a reduction in payroll, benefits, and variable compensation. The increase in deferred sales commission was primarily attributable to the 2014 acquisitions and an increase in Lexia deferred commissions. Inventory increased due to missed forecasts on holiday season sales orders resulting in additional inventory on hand. The decrease in accounts receivable was primarily related to the higher sales during the fourth quarter 2014 holiday season as compared to 2015. The increase in deferred revenue was primarily to a higher mix of Consumer revenue associated with web-based software subscription services and to a lesser extent the purchase accounting impacts related to the 2014 acquisitions.
Net cash provided by operating activities for the year ended December 31, 2014 was $6.7 million. The primary factors affecting our operating cash flows during the year were our net loss of $73.7 million, which were offset by non-cash charges totaling $37.1 million, and a favorable overall change in operating assets and liabilities of $43.3 million.  Non-cash items primarily consisted of $20.3 million in impairment loss, $13.9 million in depreciation and amortization expense, $6.8 million in stock-based compensation expense, and $2.4 million in bad debt expense, only slightly offset by a deferred income tax benefit of $7.7 million. The primary drivers of the change in operating assets and liabilities were an increase of $48.9 million in deferred revenue, an increase in other current liabilities of $11.3 million, and an increase of $8.4 million in accounts payable, partially offset by an increase in accounts receivable of $16.5 million, an increase in deferred sales commissions of $7.3 million, and a decrease in accrued compensation of $4.5 million. The increase in deferred revenue was primarily due to the purchase accounting impacts related to the 2014 acquisitions that did not exist in 2013. The increases in other current liabilities and accounts payable was primarily attributable to the timing of our cash payments. The increase in accounts receivable was primarily related to the higher sales during the fourth quarter 2014 holiday season as compared to 2013. The increase in deferred sales commission was primarily attributable to the 2014 acquisitions that did not exist in 2013. The decrease in accrued compensation was primarily due to the reduction of payroll, benefits, and the timing of cash payments.
Net Cash Used in Investing Activities
Net cash used in investing activities was $9.4 million for the year ended December 31, 2015, compared to net cash used of $39.1 million for the year ended December 31, 2014. Net cash used in investing activities decreased primarily due to the 2014 acquisition related cash outflows of $29.4 million pertaining to the acquisitions of Tell Me More and Vivity during the first quarter of 2014. In the first quarter of 2015, we paid the remaining holdback of $1.7 million related to the 2013 acquisition of Lexia. Purchases of property and equipment decreased from $9.7 million for the year ended December 31, 2014 to $8.9 million for the year ended December 31, 2015 primarily due to the reduction of internal-use software capitalization due to the completion and go-live of a major software project in late 2015. Proceeds from the sale of fixed assets totaled $1.6 million during the year ended December 31, 2015 associated with the fourth quarter 2015 sale of an owned office building in Harrisonburg, Virginia, with no comparable activity in 2014.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.7 million for the year ended December 31, 2015 compared to $0.3 million for the year ended December 31, 2014. The decrease in net cash related to financing activities was primarily due to the decrease in proceeds from the exercise of stock options of $0.6 million due to the decrease in our stock price. Capital lease payments totaled $0.7 million and $0.6 million during the years ended December 31, 2015 and 2014, respectively. Deferred financing costs were larger in 2014 due to the original execution of the revolving credit facility in the fourth quarter of 2014. Deferred financing fees continued to be incurred during 2015 due to the execution of the four amendments discussed above. As mentioned earlier, no borrowings have been made under the revolving credit facility.
Cash Flow Analysis for the Year ended December 31, 2014 as compared to the year ended December 31, 2013

	Year Ended December 31,		2014 versus 2013
	2014	2013	Change	% Change
	(in thousands, except percentages)
Net cash provided by operating activities	$6,673	$8,068	$(1,395)	(17.3)%
Net cash used in investing activities	$(39,109)	$(46,930)	$7,821	(16.7)%
Net cash used in financing activities	$(305)	$(10,487)	$10,182	(97.1)%
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
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As discussed in Notes 9 and 16 of Item 8, Financial Statements and Supplementary Data, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$3,621	$644	$1,138	$984	$855
Operating leases	16,592	5,591	8,196	2,215	590
Total	$20,213	$6,235	$9,334	$3,199	$1,445
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
Credit Risk
Accounts receivable and cash and cash equivalents present the highest potential concentrations of credit risk. We reserve for credit losses and do not require collateral on our trade accounts receivable. In addition, we maintain cash and investment balances in accounts at various banks and brokerage firms. We have not experienced any losses on cash and cash equivalent accounts to date. We sell products to retailers, resellers, government agencies, and individual consumers and extend credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. We monitor exposure for credit losses and maintain allowances for anticipated losses. We maintain trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2015. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013).
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

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and Board of Directors; and

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
Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2015 was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," "Security Ownership of Certain Beneficial Owners and Management—Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," "Corporate Governance—Compensation Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2015 (the "2016 Proxy Statement").
Code of Ethics and Business Conduct
We have adopted a code of ethics and business conduct ("code of conduct") that applies to all of our employees, officers and directors, including without limitation our principal executive officer, principal financial officer, and principal accounting officer. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any senior officer or director or material amendment to the code of conduct, if any, are available, without charge, under the "Corporate Governance" tab of the "Investor Relations" section on our website at www.rosettastone.com. We intend to disclose any amendments or waivers of this code on our website.
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Compensation Committee" and "Corporate Governance—Interlocks and Insider Participation" in the 2016 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" in the 2016 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2016 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2016 Proxy Statement.

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

ROSETTA STONE INC.
By:	/s/ A. JOHN HASS III
A. John Hass III Interim Chief Executive Officer
Date: March 14, 2016
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JOHN HASS III	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
A. John Hass III

/s/ THOMAS M. PIERNO	Chief Financial Officer (Principal Financial Officer)	March 14, 2016
Thomas M. Pierno

/s/ M. SEAN HARTFORD	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 14, 2016
M. Sean Hartford

/s/ PATRICK W. GROSS	Chairman of the Board, Director	March 14, 2016
Patrick W. Gross

/s/ JAMES P. BANKOFF	Director	March 14, 2016
James P. Bankoff

/s/ LAURENCE FRANKLIN	Director	March 14, 2016
Laurence Franklin

/s/ DAVID P. NIERENBERG	Director	March 14, 2016
David P. Nierenberg

/s/ CAROLINE J. TSAY	Director	March 14, 2016
Caroline J. Tsay

/s/ LAURA L. WITT	Director	March 14, 2016
Laura L. Witt

/s/ STEVEN P. YANKOVICH	Director	March 14, 2016
Steven P. Yankovich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rosetta Stone Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, Virginia
We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 14, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP
McLean, Virginia
March 14, 2016

ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2015	2014 *
Assets
Current assets:
Cash and cash equivalents	$47,782	$64,657
Restricted cash	80	123
Accounts receivable (net of allowance for doubtful accounts of $1,196 and $1,434, at December 31, 2015 and December 31, 2014, respectively)	47,327	76,757
Inventory	7,333	6,500
Deferred sales commissions	13,526	10,740
Prepaid expenses and other current assets	3,612	4,842
Income tax receivable	—	464
Total current assets	119,660	164,083
Deferred sales commissions	5,614	4,362
Property and equipment, net	22,532	25,277
Goodwill	50,280	58,584
Intangible assets, net	28,244	34,377
Other assets	2,213	1,490
Total assets	$228,543	$288,173
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,778	$19,548
Accrued compensation	8,201	14,470
Income tax payable	121	—
Obligations under capital lease	521	594
Other current liabilities	35,318	53,258
Deferred revenue	106,868	95,240
Total current liabilities	161,807	183,110
Deferred revenue	35,880	32,929
Deferred income taxes	4,998	4,222
Obligations under capital lease	2,622	3,154
Other long-term liabilities	826	1,313
Total liabilities	206,133	224,728
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,150 and 22,936 shares issued and 22,150 and 21,936 shares outstanding at December 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	185,863	178,554
Treasury stock	(11,435)	(11,435)
Accumulated loss	(149,794)	(102,998)
Accumulated other comprehensive loss	(2,226)	(678)
Total stockholders' equity	22,410	63,445
Total liabilities and stockholders' equity	$228,543	$288,173

See accompanying notes to consolidated financial statements
* Certain amounts have been adjusted for the retrospective adoption of Accounting Standard Update No. 2015-17 (See Note 2)

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Product	$65,969	$136,251	$156,792
Subscription and service	151,701	125,602	107,853
Total revenue	217,670	261,853	264,645
Cost of revenue:
Cost of product revenue	16,898	34,192	32,191
Cost of subscription and service revenue	21,629	18,862	13,523
Total cost of revenue	38,527	53,054	45,714
Gross profit	179,143	208,799	218,931
Operating expenses
Sales and marketing	136,084	173,208	146,104
Research and development	29,939	33,176	33,995
General and administrative	50,124	57,120	56,432
Impairment	6,754	20,333	—
Lease abandonment and termination	55	3,812	842
Total operating expenses	222,956	287,649	237,373
Loss from operations	(43,813)	(78,850)	(18,442)
Other income and (expense):
Interest income	23	17	117
Interest expense	(378)	(233)	(61)
Other (expense) income	(1,469)	(1,129)	368
Total other income and (expense)	(1,824)	(1,345)	424
Loss before income taxes	(45,637)	(80,195)	(18,018)
Income tax expense (benefit)	1,159	(6,489)	(1,884)
Net loss	$(46,796)	$(73,706)	$(16,134)
Loss per share:
Basic	$(2.17)	$(3.47)	$(0.75)
Diluted	$(2.17)	$(3.47)	$(0.75)
Common shares and equivalents outstanding:
Basic weighted average shares	21,571	21,253	21,528
Diluted weighted average shares	21,571	21,253	21,528

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(46,796)	$(73,706)	$(16,134)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(1,548)	(1,523)	188
Other comprehensive (loss) income	(1,548)	(1,523)	188
Comprehensive loss	$(48,344)	$(75,229)	$(15,946)
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Non-Designated Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Treasury Stock	Accumulated Income (Loss)
	Shares	Amount
Balance—January 1, 2013	21,188	$2	$160,693	$—	$(13,158)	$657	$148,194
Stock Issued Upon the Exercise of Stock Options	550	—	2,457	—	—	—	2,457
Restricted Stock Award Vesting	301	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	9,241	—	—	—	9,241
Repurchase of Stock Option Exercised	(123)	—	(1,040)	—	—	—	(1,040)
Sale of Shares in Secondary Offering	10	—	160	—	—	—	160
Secondary Offering Costs	—	—	(388)	—	—	—	(388)
Purchase of Treasury Stock	(1,000)	—	—	(11,435)	—	—	(11,435)
Net loss	—	—	—	—	(16,134)	—	(16,134)
Other comprehensive income	—	—	—	—	—	188	188
Balance—December 31, 2013	20,926	$2	$171,123	$(11,435)	$(29,292)	$845	$131,243
Stock Issued Upon the Exercise of Stock Options	116	—	669	—	—	—	669
Restricted Stock Award Vesting	287	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	6,762	—	—	—	6,762
Net loss	—	—	—	—	(73,706)	—	(73,706)
Other comprehensive loss	—	—	—	—	—	(1,523)	(1,523)
Balance—December 31, 2014	21,329	$2	$178,554	$(11,435)	$(102,998)	$(678)	$63,445
Stock Issued Upon the Exercise of Stock Options	25	—	114	—	—	—	114
Restricted Stock Award Vesting	452	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	7,195	—	—	—	7,195
Net loss	—	—	—	—	(46,796)	—	(46,796)
Other comprehensive loss	—	—	—	—	—	(1,548)	(1,548)
Balance—December 31, 2015	21,806	$2	$185,863	$(11,435)	$(149,794)	$(2,226)	$22,410

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,796)	$(73,706)	$(16,134)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation expense	7,195	6,762	9,241
Loss (gain) on foreign currency transactions	1,471	1,171	—
Bad debt expense	1,657	2,405	1,420
Depreciation and amortization	13,660	13,904	9,635
Deferred income tax expense (benefit)	849	(7,667)	(3,869)
(Gain) loss on disposal of equipment	(15)	184	278
Amortization of deferred financing costs	160	21	—
Loss on impairment	6,754	20,333	—
Loss from equity method investments	23	—	—
Gain on divestiture of subsidiary	(660)	—	—
Net change in:
Restricted cash	43	(13)	(37)
Accounts receivable	26,376	(16,478)	(9,477)
Inventory	(1,253)	341	(108)
Deferred sales commissions	(4,121)	(7,268)	(4,245)
Prepaid expenses and other current assets	1,080	1,844	(878)
Income tax receivable	568	(147)	827
Other assets	(684)	446	(68)
Accounts payable	(8,636)	8,394	3,702
Accrued compensation	(5,485)	(4,494)	(897)
Other current liabilities	(14,223)	11,318	4,250
Other long-term liabilities	(486)	459	481
Deferred revenue	16,878	48,864	13,947
Net cash (used in) provided by operating activities	(5,645)	6,673	8,068
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,856)	(9,736)	(8,941)
Proceeds from sale of fixed assets	1,642	—	—
Decrease (increase) in restricted cash for Vivity acquisition	—	12,314	(12,314)
Acquisitions, net of cash acquired	(1,688)	(41,687)	(25,675)
Net cash outflow from divestiture of subsidiary	(186)	—	—
Other investing activities	(286)	—	—
Net cash used in investing activities	(9,374)	(39,109)	(46,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	114	669	2,457
Repurchase of shares from exercised stock options	—	—	(1,040)
Purchase of treasury stock	—	—	(11,435)
Proceeds from equity offering, net of issuance costs	—	—	(228)
Deferred financing costs	(130)	(381)	—
Payments under capital lease obligations	(711)	(593)	(241)
Net cash used in financing activities	(727)	(305)	(10,487)
Increase (decrease) in cash and cash equivalents	(15,746)	(32,741)	(49,349)
Effect of exchange rate changes in cash and cash equivalents	(1,129)	(1,427)	(16)
Net increase (decrease) in cash and cash equivalents	(16,875)	(34,168)	(49,365)
Cash and cash equivalents—beginning of year	64,657	98,825	148,190
Cash and cash equivalents—end of year	$47,782	$64,657	$98,825
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$218	$211	$18
Income taxes, net of refund	$601	$1,722	$3,290
Noncash financing and investing activities:
Accrued purchase price of business acquisition	$—	$—	$3,375
Accrued liability for purchase of property and equipment	$258	$561	$192
Equipment acquired under capital lease	$462	$—	$702
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning, literacy, and brain fitness solutions consisting of perpetual software products, web-based software subscriptions, online and professional services, audio practice tools and mobile applications. The Company's offerings are sold on a direct basis and through select third party retailers and distributors. The Company provides its solutions to customers through the sale of packaged software and web-based software subscriptions, domestically and in certain international markets.
In early 2015, the Company announced a plan (the "2015 Restructuring Plan") to accelerate growth in and prioritize its focus on the Enterprise & Education segment, emphasizing Corporate and K-12 learners who need to speak and read English. In addition, the Company’s Consumer segment would focus on serving the needs of more passionate language learners rather than addressing the entire mass marketplace. In the first quarter of 2015, the Company began reductions to areas including Consumer sales and marketing, Consumer product investment, and general and administrative costs. See Note 2 "Summary of Significant Accounting Policies," Note 13 "Restructuring," Note 17 "Segment Information" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part II for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For comparative purposes, certain amounts in the 2014 consolidated balance sheet have been reclassified to conform to the 2015 presentation. See “Recently Issued Accounting Standards” below regarding the impact of our adoption of Accounting Standards Update No. 2015-17 on the classification of deferred tax amounts in our consolidated balance sheets.
The equity method is used to account for investments in entities if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. The Company determines its level of influence over an equity method investment by considering key factors such as ownership interest, representation on a governance body, participation in policy-making decisions, and technological dependencies. The Company's proportionate share of the net income or loss of any equity method investments is reported in "Other income and (expense)" and included in the net loss on the consolidated statements of operations. The carrying value of any equity method investment is reported in "Other assets" on the consolidated balance sheets.
Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions. The amounts reported in the consolidated financial statements include significant estimates and assumptions that have been made, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, estimated sales returns and reserves, stock-based compensation, restructuring costs, fair value of intangibles and goodwill, disclosure of contingent assets and liabilities, disclosure of contingent litigation, and allowance for valuation of deferred tax assets. The Company bases its estimates and assumptions on historical experience and on various other judgments that are believed to be reasonable under the circumstances. The Company continuously evaluates its estimates and assumptions. Actual results may differ from these estimates and assumptions.
Revenue Recognition
The Company's primary sources of revenue are web-based software subscriptions, online services, perpetual product software, and bundles of perpetual product software and online services. The Company also generates revenue from the sale of audio practice products, mobile applications, and professional services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue is recorded net of discounts.
The Company identifies the units of accounting contained within sales arrangements in accordance with Accounting Standards Codification ("ASC") subtopic 605-25 Revenue Recognition - Multiple Element Arrangements (“ASC 605-25”). In

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

doing so, the Company evaluates a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain perpetual software products and related online services, the Company allocates the total arrangement consideration to its deliverables based on the existence of vendor-specific objective evidence of fair value, or vendor-specific objective evidence ("VSOE"), in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a substantial portion of its Consumer revenue from the CD and digital download formats of the Rosetta Stone language-learning product which is typically a multiple-element arrangement that includes two deliverables: the perpetual software, delivered at the time of sale, and the online service, which is considered an undelivered software-related element. The online service includes access to conversational coaching services. Because the Company only sells the perpetual language-learning software on a stand-alone basis in its homeschool version, the Company does not have a sufficient concentration of stand-alone sales to establish VSOE for the perpetual product. Where VSOE of the undelivered online services can be established, arrangement consideration is allocated using the residual method. The Company determines VSOE by reference to the range of comparable stand-alone renewal sales of the online service. The Company reviews these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice. Where VSOE of the undelivered online services cannot be established, revenue is deferred and recognized commensurate with the delivery of the online services.
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
Restricted Cash
Restricted cash is generally used to reimburse funds to employees under the Company's flexible benefit plan.
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
Concentrations of Credit Risk
Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company has not experienced any losses on cash and cash equivalent accounts to date.
The Company sells its offerings to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, and may require collateral, such as letters of credit, in certain circumstances. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2015, 2014 or 2013. The four largest distributor and reseller receivable balances collectively represented 30% and 33% of accounts receivable as of December 31, 2015 and 2014, respectively, with one customer that accounted for 17% and 18% of accounts receivable as of December 31, 2015 and 2014, respectively. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.
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
Valuation of Long-Lived Assets
In accordance with ASC topic 360, Property, Plant and Equipment ("ASC 360"), the Company evaluates the recoverability of its long-lived assets. ASC 360 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. During the years ended December 31, 2015 and 2014, the Company recorded impairment expense of $1.1 million and $0.2 million, respectively, related to the abandonment of a previously capitalized internal-use software projects. There were no impairments of its long-lived assets during the year ended December 31, 2013.
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
During the fourth quarter of 2015, the Company elected to bypass the qualitative assessment and performed the quantitative assessment. In the quantitative assessment, the fair value of the Rosetta Stone trade name has declined due to the reduction in forecasted revenue and bookings from both the Enterprise & Education Language and the Consumer Language reporting units, however, the fair value exceeded the carrying value. There has been no impairment of intangible assets during any of the periods presented.
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. The Company tests goodwill for impairment annually on June 30 of each year or more frequently if impairment indicators arise. Goodwill is tested for impairment at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value the Company performs "Step 1" of the traditional two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, the Company measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount, the "Step 2" analysis.
During the fourth quarter of 2015, the Company determined that sufficient indication existed to require performance of an interim goodwill impairment analysis for the Consumer Fit Brains reporting unit. As a result, the Company recorded an impairment loss of $5.6 million associated with the interim impairment assessment of the Consumer Fit Brains reporting unit as of December 31, 2015. During the fourth quarter of 2015, the Company also determined that sufficient indication existed to require performance of an interim goodwill impairment analysis for the Enterprise & Education Language reporting unit beginning with a Step1 analysis. While this analysis did indicate that the fair value of the Enterprise & Education Language reporting unit declined, the fair value is still greater than the carrying value of this reporting unit. Since the Enterprise & Education Language reporting unit passed the Step 1 test, no further analysis or testing under Step 2 was necessary and no impairment charges were recorded in connection with this interim impairment assessment of this reporting unit.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In the first quarter of 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis for the then extant Rest of World Consumer reporting unit. As a result, the Company recorded a goodwill impairment loss of $2.2 million, which represented a full impairment of Rest of World Consumer’s goodwill. In the fourth quarter of 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis for the then extant North America Consumer Language reporting unit. As a result of this test, the Company recorded a goodwill impairment loss of $18.0 million, which represented a full impairment of North America Consumer Language’s goodwill.
For income tax purposes, the goodwill balances with tax basis are amortized over a period of 15 years.
Guarantees
Indemnifications are provided of varying scope and size to certain Enterprise & Education customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations.
Cost of Product and Subscription and Service Revenue
Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute the Company's products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage. The Company believes cost of subscription and service revenue primarily represents costs associated with supporting the web-based subscription services, which includes online language conversation coaching, hosting costs and depreciation. Also included are the costs of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue.
Research and Development
Research and development expenses include employee compensation costs, consulting fees and overhead costs associated with the development of our solutions. The Company develops the majority of its language-learning software products for perpetual sale to external customers. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. The Company has determined that technological feasibility for such software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred.
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
For the years ended December 31, 2015, 2014 and 2013, the Company capitalized $7.1 million, $8.8 million, and $4.8 million in internal-use software, respectively.
For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense relating to internal-use software of $4.8 million, $3.4 million, and $1.8 million, respectively.
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
Restructuring Costs
In the first quarter of 2015, as part of the 2015 Restructuring Plan, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus and address periods of loss. In connection with this plan, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included within the Sales and marketing, Research and development, and General and administrative operating expense categories on the Company's consolidated statements of operations.
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
The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(46,796)	$(73,706)	$(16,134)
Denominator:
Common shares and equivalents outstanding:
Basic weighted average shares	21,571	21,253	21,528
Diluted weighted average shares	21,571	21,253	21,528
Loss per share:
Basic	$(2.17)	$(3.47)	$(0.75)
Diluted	$(2.17)	$(3.47)	$(0.75)
For the years ended December 31, 2015, 2014 and 2013, no common stock equivalent shares were included in the calculation of the Company’s diluted net loss per share. The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options	35	67	279
Restricted stock units	39	103	90
Restricted stocks	82	89	248
Total common stock equivalent shares	156	259	617
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2015, 2014 and 2013, the Company's comprehensive (loss) income consisted of net loss and foreign currency translation gains (losses). The other comprehensive (loss) income presented in the consolidated financial statements and the notes are presented net of tax. There have been no tax expense or benefit associated with the components other comprehensive loss due to the presence of a full valuation allowance for each of the years ended December 31, 2015, 2014 and 2013.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Components of accumulated other comprehensive loss as of December 31, 2015 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period	$(678)	$(678)
Other comprehensive loss before reclassifications	(2,003)	(2,003)
Amounts reclassified from accumulated other comprehensive loss related to divestiture of foreign subsidiary	455	455
Net current period other comprehensive loss	(1,548)	(1,548)
Accumulated other comprehensive loss	$(2,226)	$(2,226)
Upon divestiture of an investment in a foreign entity, the amount attributable to the accumulated translation adjustment component of that foreign entity is removed as a component of other comprehensive loss and reported as part of the gain or loss on sale or liquidation of the investment. During the year ended December 31, 2015, a transfer of $0.5 million was made from accumulated other comprehensive loss and recognized as a gain within net income related to the divestiture of a foreign subsidiary.
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
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2015, 2014, and 2013 were $46.9 million, $79.6 million and $63.6 million, respectively.
Recently Issued Accounting Standards
During 2015, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 simplifies the presentation of deferred income taxes and requires non-current classification of all deferred tax assets and liabilities in a classified statement of financial position. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The amendments may be applied prospectively or retrospectively. The Company early adopted ASU 2015-17 effective January 1, 2015, retrospectively. Other than the following reclassifications and related disclosures, the adoption of ASU 2015-17 had no other impacts on the Company's consolidated financial statements and disclosures which resulted in the following adjustments to the December 31, 2014 consolidated balance sheet (amounts in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As of December 31, 2014
	As Previously Reported	Impact of Adopting ASU 2015-17	As Adjusted
Prepaid expenses and other current assets	$5,038	$(196)	$4,842
Total current assets	$164,279	$(196)	$164,083
Other assets	$1,525	$(35)	$1,490
Total assets	$288,404	$(231)	$288,173
Other current liabilities	$56,157	$(2,899)	$53,258
Total current liabilities	$186,009	$(2,899)	$183,110
Deferred income taxes	$1,554	$2,668	$4,222
Total liabilities	$224,959	$(231)	$224,728
Total liabilities and stockholders' equity	$288,404	$(231)	$288,173
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity ("ASU 2014-08"), which amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014; earlier adoption is permitted. The Company adopted ASU 2014-08 effective January 1, 2015 and adoption did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
The following ASUs were recently issued but have not yet been adopted by the Company:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, entities will be required to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting is largely unchanged. ASU 2016-02 is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the new guidance on the Company's consolidated financial statements and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The accounting for other financial instruments, such as loans and investments in debt securities is largely unchanged. ASU 2016-01 is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements and disclosures.
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt the guidance and does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements and disclosures.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which replaces the current revenue accounting guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14") which defers the effective date of the updated guidance on revenue recognition by one year to make ASU 2014-09 effective for annual periods beginning after December 31, 2017. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities may choose from two adoption methods, with certain practical expedients. The Company expects that it will adopt this new guidance beginning in the first quarter of 2018 and is currently evaluating the appropriate transition method and any impact of the new guidance on the Company's consolidated financial statements and disclosures.
3. INVENTORY
Inventory consisted of the following (in thousands):

	As of December 31,
	2015	2014
Raw materials	$3,375	$3,163
Finished goods	3,958	3,337
Total inventory	$7,333	$6,500

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2015	2014
Land	$893	$950
Buildings and improvements	9,573	12,477
Leasehold improvements	1,477	1,408
Computer equipment	16,508	16,400
Software	34,478	31,240
Furniture and equipment	3,115	3,457
	66,044	65,932
Less: accumulated depreciation	(43,512)	(40,655)
Property and equipment, net	$22,532	$25,277
In December 2015, the Company completed the sale of one of its two office buildings and associated building improvements located in Harrisonburg, Virginia. The office building and associated building improvements had a cost and net book value of $2.5 million and $1.6 million, respectively. The Company recognized a gain on sale of $0.1 million based on a sales price of $1.8 million and sales expenses of $0.1 million. The gain on sale was included in "General and administrative" operating expense line item on the consolidated statements of operations for the year ended December 31, 2015.
The Company leases certain computer equipment, software, buildings, and machinery under capital lease agreements. As of December 31, 2015 and 2014, assets under capital lease included in property and equipment above was $5.5 million and $5.6 million, respectively. As of December 31, 2015 and 2014, accumulated depreciation and amortization relating to property and equipment under capital lease arrangements totaled $1.5 million and $1.0 million, respectively.
The Company recorded total depreciation and amortization expense for its property and equipment for the years ended December 31, 2015, 2014 and 2013 in the amount of $8.5 million, $7.6 million and $7.8 million, respectively. Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software.
During the years ending December 31, 2015 and 2014, the Company recorded $1.1 million and $0.2 million, respectively, in impairment expense related to the abandonment of a previously capitalized internal-use software project. There were no impairment charges for the year ended December 31, 2013.
5. DIVESTITURES AND ACQUISITIONS
2015 Divestitures:
As part of the shift in strategy initiated in early 2015, the Company determined that its ownership of the consumer-oriented Rosetta Stone Korea Ltd. ("RSK") entity no longer agreed with the Company’s overall strategy to focus on the Enterprise & Education business. In September 2015, the Company completed the divestiture of 100% of the Company's capital stock of RSK to the current President of RSK for consideration equal to the assumption of RSK's net liabilities at the date of sale. This divestiture resulted in a pre-tax gain of $0.7 million reported in “Other (expense) income” line of the consolidated statements of operations. This gain was comprised of a gain of $0.2 million equal to the value of the net liabilities transferred and a $0.5 million gain on the transfer of the foreign subsidiary's cumulative translation adjustment on the date of sale.
As part of the transaction, the Company has agreed to continue to provide to RSK certain of its online product offerings for resale and distribution and RSK is committed to purchase those products, for an initial term ending December 31, 2025. In addition, the Company has loaned RSK $0.5 million as of October 2, 2015, which will be repaid in five equal installments due every six months beginning December 31, 2016. As a result of this loan receivable and the level of financial support it represents, the Company concluded that it holds a variable interest in RSK whereby the Company is not the primary beneficiary.  The maximum exposure to loss as a result of this involvement in the variable interest entity is limited to the $0.5 million amount of the loan.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. DIVESTITURES AND ACQUISITIONS (Continued)

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
Vivity Labs Inc.
On January 2, 2014, the Company completed its acquisition of Vivity Labs Inc. (the "Vivity Merger" and "Vivity"). Vivity’s principal business activity is the development of brain fitness games aimed at improving the user’s cognitive function through activity, awareness and motivation through its flagship product, Fit Brains. The applications are designed for use on mobile, web and social platforms. Vivity’s emphasis on mobile solutions is especially compatible with Rosetta Stone’s focus on cloud-based technology to enable on-the-go learning. The aggregate amount of consideration paid by the Company was $12.2 million in cash.
The acquisition of Vivity resulted in goodwill of approximately $9.3 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.
All expenditures incurred in connection with the Vivity Merger were expensed and are included in general and administrative expenses. Transaction costs incurred in connection with the Vivity Merger were $57 thousand and $51 thousand during the years ended December 31, 2014 and 2013, respectively. The results of operations for Vivity have been included in the consolidated results of operations since January 2, 2014.
The Company has allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Vivity Merger. The table below summarizes the estimates of fair value of the Vivity assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. DIVESTITURES AND ACQUISITIONS (Continued)

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
2013 Acquisitions:
The Company acquired Livemocha Inc. and Lexia Learning Systems Inc. in April and August of 2013, respectively. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. DIVESTITURES AND ACQUISITIONS (Continued)

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
5. DIVESTITURES AND ACQUISITIONS (Continued)

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha and Lexia in 2013, and the acquisitions of Vivity and Tell Me More in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, or more frequently, if impairment indicators arise. The Company also routinely reviews goodwill at the reporting unit level for potential impairment.
Throughout 2015, the Company's reporting units were: Enterprise & Education Language, Enterprise & Education Literacy, Consumer Language, and Consumer Fit Brains. The combined Enterprise & Education Language and Enterprise & Education Literacy reporting units make up the Enterprise & Education operating and reportable segment. The combined Consumer Language and Consumer Fit Brains reporting units make up the Consumer operating and reportable segment.
During 2014, the Company's reporting units were: Enterprise & Education Language, Enterprise & Education Literacy, North America Consumer Language, Rest of World Consumer, and Consumer Fit Brains. Due to a shift in strategy in the first quarter of 2015, the Company reevaluated and restructured its reporting units, operating, and reportable segments as described above.
The following table shows the balance and changes in goodwill for the Company's reporting units for the years ended December 31, 2015 and 2014 (in thousands):

	Enterprise & Education		Consumer
	Enterprise & Education Language	Enterprise & Education Literacy	Consumer Language	Consumer Fit Brains	Total
Balance as of January 1, 2014	$19,926	$9,962	$20,171	$—	$50,059
Acquisition of Vivity	—	—	—	9,336	9,336
Acquisition of Tell Me More	21,703	—	—	—	21,703
Impairment of Rest of World Consumer	—	—	(2,199)	—	(2,199)
Impairment of North America Consumer Language	—	—	(17,971)	—	(17,971)
Effect of change in foreign currency rate	(1,545)	—	(1)	(798)	(2,344)
Balance as of December 31, 2014	$40,084	$9,962	$—	$8,538	$58,584
Impairment of Consumer Fit Brains	—	—	—	(5,604)	(5,604)
Effect of change in foreign currency rate	(1,384)	—	—	(1,316)	(2,700)
Balance as of December 31, 2015	$38,700	$9,962	$—	$1,618	$50,280
2015 Activity
Annual Impairment Testing of Goodwill
In connection with the annual goodwill impairment analysis performed as of June 30, 2015, the Company exercised its option to bypass Step 0 and began the annual test with Step 1. The Company determined that the fair values of the Enterprise & Education Literacy, Enterprise & Education Language, and Consumer Fit Brains reporting units exceeded their carrying values. As a result of the 2015 annual impairment test, no goodwill impairment charges were recorded as of June 30, 2015.
Interim Impairment Review
During the fourth quarter of 2015, the Company determined that sufficient indication existed to require performance of an interim goodwill impairment analysis for the Consumer Fit Brains reporting unit. This indicator was due to a decline in the operations of the Consumer Fit Brains reporting unit, with decreases in revenue and bookings within this reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. In this interim goodwill impairment test, the Consumer Fit Brains reporting unit failed Step 1. The combination of lower reporting unit fair value calculated in Step 1 and the identification of unrecognized fair value adjustments to the carrying values of other assets and

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

liabilities (primarily developed technology and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in an implied fair value of goodwill below its carrying value. As a result, the Company recorded an impairment loss of $5.6 million associated with the interim impairment assessment of the Consumer Fit Brains reporting unit as of December 31, 2015.
During the fourth quarter of 2015, the Company determined that sufficient indication existed to require performance of an interim goodwill impairment analysis for the Enterprise & Education Language reporting unit. This indicator was due to declines in the operations of the Enterprise & Education Language reporting unit, with decreases in revenue and bookings within this reporting unit driving lower than expected operating results for the quarter and impacting the forecast going forward. As a result of the operating results in the fourth quarter of 2015, the Company has further refined its strategy of focusing on the Enterprise & Education segment and, as discussed in Note 21, in March 2016, the Company announced a plan to exit the direct distribution of Enterprise & Education language offerings in a number of non-US markets and right-size the overall business. In particular, the Company initiated a process to exit direct presence and close offices in China, Brazil and France. This plan is expected to result in significantly lower projected revenues, bookings, and short-term profitability of the Enterprise & Education Language reporting unit. As a result, the Company determined that sufficient indication existed to require the performance of an interim goodwill impairment analysis for this reporting unit. While this analysis did indicate that the fair value of the Enterprise & Education Language reporting unit declined, the fair value is still greater than the carrying value of this reporting unit. Since the Enterprise & Education Language reporting unit passed the Step 1 test, no further analysis or testing under Step 2 was necessary and no impairment charges were recorded in connection with this interim impairment assessment of this reporting unit.
The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. In the fourth quarter of 2015, the Company evaluated any reporting unit with remaining goodwill that was not tested for impairment to determine if a triggering event has occurred. As of December 31, 2015, the Company concluded that there were no indicators of impairment that would cause it to believe that it is more likely than not that the fair value of these reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no impairment charges were recorded in connection with the interim impairment reviews of any such reporting units.
2014 Activity
Rest of World Consumer Goodwill Impairment
During the first quarter of 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis as of March 31, 2014 for the then extant Rest of World Consumer reporting unit (“ROW Consumer”). This indicator was due to unexpected declines in the operations of the ROW Consumer reporting unit, with further decreases in revenue and bookings within the reporting unit driving lower than expected operating results and impacting the forecast going forward. In this interim goodwill impairment test, the ROW Consumer reporting unit failed Step 1 of the goodwill impairment test. The combination of the lower reporting unit fair value calculated in Step 1 and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill for ROW Consumer. As a result, the Company recorded a goodwill impairment loss of $2.2 million, which represents a full impairment of ROW Consumer’s goodwill.
North America Consumer Language Goodwill Impairment
In the fourth quarter of 2014, the then extant North America Consumer Language reporting unit experienced a decline in the demand for its products and services at its current pricing levels. In an attempt to increase demand, the Company lowered prices in its direct-to-consumer and retail sales channels. This strategy increased the number of units sold, however, revenue recognized decreased significantly due to the lower prices in 2014. Additionally, these results were significantly lower than the forecasted bookings, meaning that while the Company was able to increase the number of units sold, the per unit price was lower than expected. As a result of the reduced demand and the need to offer lower prices in the fourth quarter of 2014 to generate sales, the Company began to evaluate whether the decline in demand at prior price levels has resulted in the need for a permanent price decline. As a result of the above events, the Company considered it appropriate to perform an interim goodwill impairment test for the North America Consumer Language reporting unit. The combination of the lower reporting unit fair value of the North America Consumer Language reporting unit, and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities (primarily tradename, developed technology and deferred revenue) in Step 2 of the interim goodwill impairment test, resulted in a negative implied fair value of goodwill for the North America Consumer

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

Language reporting unit. As a result, the Company recorded a goodwill impairment loss of $18.0 million, which represented a full impairment of the North America Consumer Language goodwill.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name/ trademark	$12,442	$(1,271)	$11,171	$12,526	$(1,062)	$11,464
Core technology	15,149	(7,817)	7,332	15,890	(5,661)	10,229
Customer relationships	26,245	(16,603)	9,642	26,889	(14,344)	12,545
Website	12	(12)	—	12	(12)	—
Patents	300	(201)	99	300	(161)	139
Total	$54,148	$(25,904)	$28,244	$55,617	$(21,240)	$34,377
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
Included within the Trade name/ trademark intangible asset category is the Rosetta Stone trade name with a carrying amount of $10.6 million. This intangible asset is considered to have an indefinite useful life and is therefore not amortized, but rather tested for impairment on at least an annual basis.
The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the weighted average remaining useful lives of the Company's amortizing intangible assets:

Weighted Average Life
Trade name / trademark	29 months
Core technology	36 months
Customer relationships	76 months
Patents	33 months

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Included in cost of revenue:
Cost of product revenue	$264	$377	$—
Cost of subscription and service revenue	322	209	244
Total included in cost of revenue	586	586	244
Included in operating expenses:
Sales and marketing	2,804	3,677	1,028
Research and development	1,802	2,000	550
General and administrative	—	—	—
Total included in operating expenses	4,606	5,677	1,578
Total	$5,192	$6,263	$1,822
The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2015 (in thousands):

As of December 31, 2015
2016	$4,630
2017	4,189
2018	3,576
2019	1,532
2020	1,282
Thereafter	2,428
Total	$17,637
The Company also routinely reviews indefinite-lived intangible assets and long-lived intangible assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of December 31, 2015 to determine if indicators of impairment exist. The Company elected to bypass the option to first assess qualitative factors to determine whether it is more likely than not that the Rosetta Stone trade name was impaired and performed the quantitative assessment. In the quantitative assessment, the Company noted that the fair value of the Rosetta Stone trade name has declined from prior estimates of fair value due to the reduction in forecasted revenue and bookings from both the Enterprise & Education Language and the Consumer Language reporting units, however, the fair value exceeds the carrying value. Additionally, all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment. There were no impairment charges related to intangible assets for the years ended December 31, 2015, 2014 and 2013.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of December 31,
	2015	2014
Accrued marketing expenses	$20,022	$31,985
Accrued professional and consulting fees	1,746	2,804
Sales return reserve	3,728	3,570
Sales, withholding, and property taxes payable	3,879	5,875
Accrued purchase price of business acquisition	—	1,688
Other	5,943	7,336
Total Other current liabilities	$35,318	$53,258
9. FINANCING ARRANGEMENTS
Revolving Line of Credit
On October 28, 2014, Rosetta Stone Ltd (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone Inc., executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a $25.0 million revolving credit facility (the “credit facility”). The Company executed the First Amendment to the credit facility with the Bank effective March 31, 2015, the Second Amendment effective May 1, 2015, the Third Amendment effective June 29, 2015, and the Fourth Amendment effective December 29, 2015. The Company is subject to certain covenants under the Loan and Security Agreement including financial covenants and limitations on indebtedness, encumbrances, investments and distributions and dispositions of assets, certain of which covenants were amended in the First, Second, Third, and Fourth Amendments, which were primarily amended to reflect updates to the Company's financial outlook. The Third Amendment also changed the definition of "change of control" to eliminate the clause referring to a change in a portion of the Board of Directors within a twelve-month period.
On March 14, 2016, the Company executed the Fifth Amendment to the credit facility. Under the amended agreement, the Company may borrow up to $25.0 million including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million (the "credit facility"). Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term that expires on January 1, 2018, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.
The total obligations under the credit facility cannot exceed the lesser of (i) the total revolving commitment of $25.0 million or (ii) the borrowing base, which is calculated as 80% of eligible accounts receivable. As a result, the borrowing base will fluctuate and the Company expects it will follow the general seasonality of cash and accounts receivable (lower in the first half of the year and higher in the second half of the year). If the borrowing base less any outstanding amounts, plus the cash held at SVB ("Availability") is greater than $25.0 million, then the Company may borrow up to an additional $5.0 million, but in no case can borrowings exceed $25.0 million. Interest on borrowings accrue at the Prime Rate provided that the Company maintains a minimum cash and Availability balance of $17.5 million. If cash and Availability is below $17.5 million, interest will accrue at the Prime Rate plus 1%.
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
The Company is subject to certain financial and restrictive covenants under the credit facility. The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of December 31, 2015, the Company was in compliance with all covenants.

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
As of December 31, 2015, there were no borrowings outstanding and the Company was eligible to borrow the entire $25.0 million of available credit and $4.0 million in letters of credit have been issued by the Bank on the Company's behalf. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the years ended December 31, 2015, 2014, 2013, the Company acquired equipment or software through the issuance of capital leases totaling $0.5 million, zero, $0.7 million, respectively. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
As of December 31, 2015, the future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

Periods Ending December 31,
2016	$644
2017	645
2018	493
2019	492
2020	492
Thereafter	855
Total minimum lease payments	$3,621
Less amount representing interest	478
Present value of net minimum lease payments	$3,143
Less current portion	521
Obligations under capital lease, long-term	$2,622
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
On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At December 31, 2015 there were 3,349,235 shares available for future grant under the 2009 Plan.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model as follows:

Years Ended December 31,
	2015	2014	2013
Expected stock price volatility	49%-63%	63%-65%	64%-67%
Expected term of options	6 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.19%-1.75%	1.46%-1.80%	0.75%-1.65%
Prior to the completion of the Company's initial public offering in April 2009, the Company's stock was not publicly quoted and the Company had a limited history of stock option activity, so the Company reviewed a group of comparable industry-related companies to estimate its expected volatility over the most recent period commensurate with the estimated expected term of the awards. In addition to analyzing data from the peer group, the Company also considered the contractual option term and vesting period when determining the expected option life and forfeiture rate. Subsequent to the initial public offering and through April 2015, the Company continued to review a group of comparable industry-related companies to estimate volatility, but also reviewed the volatility of its own stock since the initial public offering. During this period, the Company considered the volatility of the comparable companies to be the best estimate of future volatility. After April 2015, the Company had a sufficient period of stock price data to estimate volatility based upon the historical volatility experienced in its own stock price. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
The expected term of options granted represents the period of time that they are expected to be outstanding and is derived using a combination of peer company information and the simplified method as described in ASC 718-10-S99. Prior to the completion of the Company's initial public offering in April 2009, the stock was not publicly quoted and there was a limited history of stock option activity. The Company believes the limited historical exercise data related to our stock options does not provide a reasonable basis on which to estimate the expected term.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Stock Options
The following table summarizes the Company's stock option activity from January 1, 2015 to December 31, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2015	2,017,642	$13.24	7.32	$760,925
Options granted	1,203,031	8.92
Options exercised	(25,009)	4.55
Options cancelled	(1,358,499)	13.16
Options Outstanding, December 31, 2015	1,837,165	10.58	7.70	130,262
Vested and expected to vest at December 31, 2015	1,740,152	10.60	7.63	130,262
Exercisable at December 31, 2015	1,033,366	$10.77	6.98	$130,262
As of December 31, 2015 and 2014, there was approximately $5.2 million and $6.1 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.84 and 2.38 years, respectively.
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
The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2015 was 7.70 years and $0.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2014 was 7.32 years and $0.8 million, respectively. As of December 31, 2015, options that were vested and exercisable totaled 1,033,366 shares of common stock with a weighted average exercise price per share of $10.77.
The weighted average grant-date fair value per share of stock options granted was $4.77 and $6.73 for the years ended December 31, 2015 and 2014, respectively.
The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount is subject to change based on changes to the fair market value of the Company's common stock.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards
The following table summarizes the Company's restricted stock activity for the years ended December 31, 2015 and 2014, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2014	634,031	$12.28	$7,785,901
Awards granted	236,338	11.69
Awards vested	(253,526)	10.72
Awards canceled	(134,198)	13.23
Nonvested Awards, December 31, 2014	482,645	12.59	6,074,136
Awards granted	481,992	9.05
Awards vested	(452,341)	10.56
Awards canceled	(170,717)	11.88
Nonvested Awards, December 31, 2015	341,579	10.61	3,624,153
During 2015 and 2014, 481,992 and 236,338 shares of restricted stock were granted, respectively. The aggregate grant date fair value of the awards in 2015 and 2014 was $4.4 million and $2.8 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's restricted stock grants are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.
During 2015, 170,717 shares of restricted stock were forfeited. As of December 31, 2015, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the statement of operations was $3.6 million and is expected to be recognized over a period of 1.93 years.
Restricted stock awards are considered outstanding at the time of grant as the stockholders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2015 to December 31, 2015:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2015	124,506	$12.52	$1,215,179
Units granted	63,436	8.49
Units released	—	—
Units cancelled	—	—
Units Outstanding, December 31, 2015	187,942	11.16	1,257,332
Vested and expected to vest at December 31, 2015	153,786	8.50	203,244
Vested and deferred at December 31, 2015	123,406	$12.58	$825,586
During 2015 and 2014, 63,436 and 43,842 restricted stock units were granted, respectively, to members of the Board of Directors as part of their compensation package. Restricted stock units convert to common stock following the separation of service with the Company. The aggregate grant date fair value of the awards in 2015 and 2014 was $0.5 million and $0.4 million, respectively. Beginning June 2015, all restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. Prior to June 2015, all restricted stock unit awards were immediately vested with expense recognized in full on the grant date. The Company's restricted stock units are accounted for as

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
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
Certain executives were designated for eligibility by the Board of Directors to receive performance stock awards and cash upon the Company’s achievement of specified performance goals between January 1, 2013 and December 31, 2014. In order for any performance stock award grants or any cash payments to be made under the 2013 LTIP, the Company must have met the minimum threshold requirements for a performance goal for the 2014 fiscal year in addition to the cumulative threshold performance goals for the two year period ended December 31, 2014. Each performance goal was mutually exclusive.  Each performance goal had a range of payout levels depending on the achievement of the goal ranging from zero to 200% of the incentive target. The performance stock awards granted were 100% vested as of the date of grant with no subsequent holding period requirement. The Company’s stockholders approved the material terms of the performance goals on May 23, 2013, the grant date for the performance stock awards.
The amount of share-based compensation expense recognized related to the 2013 LTIP was $1.3 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. Expense of $0.3 million and $0.6 million was recognized related to the cash-based portion of the 2013 LTIP for the years ended December 31, 2014 and 2013, respectively. In the first quarter of 2015, the Company issued 160,860 performance share awards related to the conclusion of the 2013 LTIP.
Stock-Based Compensation Expense
The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2015	2014	2013
Included in cost of revenue:
Cost of product revenue	$57	$95	$109
Cost of subscription and service revenue	44	13	66
Total included in cost of revenue	101	108	175
Included in operating expenses:
Sales and marketing	1,327	1,975	1,840
Research & development	841	958	1,460
General and administrative	4,926	3,721	5,766
Total included in operating expenses	7,094	6,654	9,066
Total	$7,195	$6,762	$9,241

11. STOCKHOLDERS' EQUITY
At December 31, 2015, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2015 and 2014, the Company had shares of Common Stock issued of 23,149,634 and 22,935,620, respectively, and shares of Common Stock outstanding of 22,149,634 and 21,935,620, respectively.

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
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, and applicable legal requirements. The Company expects to fund the repurchases through existing cash balances and cash generated from operations. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the year ended December 31, 2015. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
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
12. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation. The Company recorded Company contribution matching expenses for the Plan totaling $2.0 million, $2.2 million, and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE
2015 Restructuring Actions
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus.
Restructuring charges included in the Company’s consolidated statement of operations related to the 2015 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in the U.S. and the U.K.;

•	Contract termination costs; and

•	Other related costs.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE (Continued)

The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the year ended December 31, 2015 (in thousands):

	Balance at January 1, 2015	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at December 31, 2015
Severance costs	$—	$7,240	$(5,940)	$(1,048)	$252
Contract termination costs	—	1,134	(1,134)	—	—
Other costs	—	417	(417)	—	—
Total	$—	$8,791	$(7,491)	$(1,048)	$252
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.
As of December 31, 2015, the entire restructuring liability of $0.3 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents restructuring costs included in the related line items of our Statement of Operations (in thousands):

	Years Ended December 31,
	2015	2014
Cost of revenue	$113	$—
Sales and marketing	4,492	—
Research and development	602	—
General and administrative	3,584	—
Total	$8,791	$—
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
2014 Employee Severance Actions
On January 9, 2014, the Company completed its acquisition of Tell Me More, a company organized under the laws of France. At acquisition, the plan was to fully integrate Tell Me More into the operations of the Company. Following the acquisition, the Company undertook financial performance review of the French entity and of the Company as a whole. As a result, the Company identified the need to reduce expenses. In the second quarter of 2014, the Company began to create a plan to address the economic issues of the business through the reduction of expense. The result of this economic planning was to reduce headcount within certain business units of the French entity.
Under the requirements of French Labour Law, there is an expectation on the part of both the employer and employee that if an employee is terminated, the employer is required to pay a minimum amount of severance. Accordingly, the Company concluded that the termination benefits for certain employees as the result of the reduction in force in France were payable based upon an ongoing benefit arrangement. A severance liability became probable and estimable when the Company received approval from the French Labour Administration and when the specific employees impacted were determined. These criteria were met in the third quarter of 2014 and the Company recorded an accrual and related expense of $1.0 million. Severance payments totaling $0.5 million related to this reduction in force were paid during the fourth quarter of 2014, $0.4 million was paid in 2015, and the remaining amount is expected to be paid in 2016.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE (Continued)

During 2014, the Company initiated other actions across its business to reduce headcount in order to align resources to support business needs. The Company recorded $3.2 million in severance costs associated with these actions. As a result, $2.3 million was paid during 2014, $0.8 million was paid during 2015, and the remaining $0.1 million liability will be paid in 2016.
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
In March 2013 Rosetta Stone Japan Inc. partially abandoned its Japan office as a result of excess office space due to reduction in staff along with overall local operations business performance. The Company estimated the liability under the operating lease agreement reduced for anticipated sublease income in accordance with ASC 420 as the Company had no future economic benefit from the abandoned space and the lease did not terminate until February 28, 2015. As of March 31, 2014, the Company ceased to use the remaining office space in this facility and simultaneously negotiated and paid a lease termination fee of $0.4 million. The Company has been released from all obligations under the lease arrangement as of December 31, 2014.
A summary of the Company’s lease abandonment activity for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	As of December 31,
	2015	2014
Accrued lease abandonment costs, beginning of period	$1,679	$413
Costs incurred and charged to expense	55	3,812
Principal reductions	(452)	(2,546)
Accrued lease abandonment costs, end of period	$1,282	$1,679
Accrued lease abandonment costs liability:
Short-term	$455	$496
Long-term	827	1,183
Total	$1,282	$1,679

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES
The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Inventory	$564	$535
Net operating and capital loss carryforwards	48,334	27,637
Deferred revenue	13,908	12,447
Accrued liabilities	9,780	12,890
Stock-based compensation	4,656	5,760
Amortization and depreciation	31	—
Bad debt reserve	398	501
Foreign and other tax credits	1,517	1,283
Gross deferred tax assets	79,188	61,053
Valuation allowance	(70,464)	(53,809)
Net deferred tax assets	8,724	7,244
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(4,782)	(3,465)
Deferred sales commissions	(7,337)	(5,714)
Prepaid expenses	(625)	(555)
Amortization and depreciation	—	(1,337)
Foreign currency translation	(973)	(391)
Other	(5)	(5)
Gross deferred tax liabilities	(13,722)	(11,467)
Net deferred tax liabilities	$(4,998)	$(4,223)
For the year ended December 31, 2015, the Company recorded income tax expense of $1.2 million primarily related to current year operations in Germany and the UK and the tax impact of the amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities. These tax expenses were partially offset by tax benefits related to current year losses (excluding the Consumer Fit Brains goodwill impairment) in Canada. The goodwill that was impaired is not deductible for tax. Additionally, tax benefits were recorded related to the reversal of accrued withholding taxes as a result of an intercompany transaction.
For the year ending December 31, 2014, the Company recorded an income tax benefit of $6.5 million primarily resulting from the tax benefits related to the goodwill impairment taken during the first quarter of 2014 related to the ROW Consumer reporting unit, the goodwill impairment taken during the fourth quarter of 2014 related to the North America Consumer Language reporting unit, and current year losses in Canada and France. The goodwill that was impaired related to acquisitions from prior years, a portion of which resulted in a tax benefit as a result of writing off a deferred tax liability previously recorded (i.e., goodwill had tax basis and was amortized for tax). These tax benefit amounts were partially offset by income tax expense related to profits from certain foreign operations and foreign withholding taxes. The tax benefits were also partially offset by the tax expense related to the tax impact of amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operation in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.
During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan, and the U.S., resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million,

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of December 31, 2015, a full valuation allowance was provided for domestic and certain foreign deferred tax assets in those jurisdictions where the Company has determined the deferred tax assets will more likely than not be realized.
If future events change the outcome of the Company's projected return to profitability, a valuation allowance may not be required to reduce the deferred tax assets. The Company will continue to assess the need for a valuation allowance.
As of December 31, 2015, the Company had federal, state and foreign tax NOL carryforward amounts and expiration periods as follows (in thousands):

Year of Expiration	U.S. Federal	State	Brazil	France	Japan	Other Foreign	Total
2016-2020	$—	$498	$—	$—	$—	$—	$498
2021-2025	—	1,180	—	—	11,872	607	13,659
2026-2030	—	6,288	—	—	—	152	6,440
2031-2035	39,437	34,008	—	—	—	251	73,696
2036-2040	48,904	38,532	—	—	—	932	88,368
Indefinite	—	—	5,511	13,158	—	—	18,669
Totals	$88,341	$80,506	$5,511	$13,158	$11,872	$1,942	$201,330
As of December 31, 2015, the Company had federal and state capital loss carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Credit Expiration	U.S. Federal	State
2016-2020	$—	$—
2021-2025	6,837	6,055
2026-2030	—	—
2031-2035	—	360
2036-2040	—	—
Indefinite	—	—
Totals	$6,837	$6,415
As of December 31, 2015, the Company had federal tax credit carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Credit Expiration	U.S. Federal
2016-2020	$—
2021-2025	1,516
2026-2030	1
2031-2035	—
2036-2040	—
Indefinite	—
Totals	$1,517

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

The components of loss before income taxes and the provision for taxes on income consist of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(41,458)	$(60,434)	$(14,360)
Foreign	(4,179)	(19,761)	(3,658)
Loss before income taxes	$(45,637)	$(80,195)	$(18,018)
The provision for taxes on income consists of the following (in thousands):
Federal	$(157)	$29	$155
State	96	23	123
Foreign	444	1,258	1,709
Total current	$383	$1,310	$1,987
Deferred:
Federal	$1,148	$(5,425)	$(3,972)
State	169	(797)	(112)
Foreign	(541)	(1,577)	213
Total deferred	776	(7,799)	(3,871)
Provision (benefit) for income taxes	$1,159	$(6,489)	$(1,884)
Reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income tax benefit at statutory federal rate	$(15,973)	$(28,068)	$(6,306)
State income tax expense, net of federal income tax effect	231	(782)	7
Acquired intangibles	—	—	(859)
Nondeductible goodwill impairment	1,961	—	—
Other nondeductible expenses	88	482	1,105
Tax rate differential on foreign operations	(1,019)	276	(264)
Increase in valuation allowance	15,713	21,772	4,263
Tax audit settlements	(96)	—	—
Change in prior year estimates	225	(69)	(17)
Other tax credits	29	(102)	—
Other	—	2	187
Income tax expense (benefit)	$1,159	$(6,489)	$(1,884)
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit). As of December 31, 2015 and 2014, the Company had zero and $26,000 accrued for interest and penalties, respectively, in "Other Long Term Liabilities". During the years ended December 31, 2015 and 2014, the Company accrued zero and $10,000 in interest expense, respectively.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2015	2014
Balance at January 1,	$446	$143
Increases for tax positions taken during prior years	—	322
Settlements with tax authorities	(446)	—
Reductions for tax positions taken during prior years	—	(2)
Lapse of statute of limitations	—	(17)
Balance at December 31,	$—	$446
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company's tax years 2010 and forward are subject to examination by the tax authorities. The Company was under audit by the Internal Revenue Service for tax years 2009 to 2012. During 2015, the U.S. audit for tax years 2009 through 2012 concluded and resulted in the Company recording a $0.1 million tax benefit. The previously recorded $0.4 million of unrecognized tax benefits were settled as a result of the concluded IRS audit. During the year ended December 31, 2015, the Company recorded a net decrease of $0.4 million of additional unrecognized tax benefits related to tax credits claimed in a prior period.  As of December 31, 2015 and 2014, the Company had zero and $0.4 million of unrecognized tax benefits, respectively. Any liabilities for unrecognized tax benefits were netted against "Income Tax Receivable." The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.
The Company had an accumulated consolidated deficit related to its foreign subsidiaries of $34.4 million at December 31, 2015 and aggregate 2015 losses before income tax related to its foreign subsidiaries of approximately $4.2 million. The Company has certain foreign subsidiaries with aggregate undistributed earnings of $11.6 million at December 31, 2015. The foreign subsidiaries with aggregate undistributed earnings are considered indefinitely reinvested as of December 31, 2015. As a result of the multitude of scenarios in which the earnings could be repatriated, if desired, and the complexity of associated calculations, it is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.
The Company made income tax payments of $1.4 million, $1.7 million, and $3.3 million, in 2015, 2014 and 2013, respectively.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. COMMITMENTS AND CONTINGENCIES (Continued)

The following table summarizes future minimum operating lease payments as of December 31, 2015 and the years thereafter (in thousands):

As of December 31, 2015
Periods Ending December 31,
2016	$5,591
2017	4,367
2018	3,829
2019	1,253
2020	962
Thereafter	590
Total future minimum operating lease payments	$16,592
Total expenses under operating leases were $5.1 million, $5.6 million and $7.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"), which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense.
Royalty Agreements
The Company has entered into agreements to license software from vendors for incorporation in the Company's products. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual license sales. In addition, such agreements typically specify that, in the event the software is incorporated into specified Company products, royalties will be due at a contractual rate based on actual sales volumes. These agreements are subject to various royalty rates typically calculated based on the level of sales for those products. The Company expenses these amounts to cost of sales or research and development expense, as appropriate. Royalty expense was $0.2 million, $31,000, and $0 for the years ended December 31 2015, 2014 and 2013, respectively.
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
In October 2015, the parties engaged in further settlement discussions and executed a settlement agreement pursuant to which Rosetta Stone GmbH will pay a lump sum of $0.4 million in full settlement of all financial claims resulting from the proceedings, including damages and cost reimbursement to Langenscheidt. Both parties have withdrawn the pending motions. As of December 31, 2015, the Company recorded a liability equal to the full settlement amount of $0.4 million, which was paid in January 2016.
From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.
17. SEGMENT INFORMATION
The Company is managed in two operating segments - Enterprise & Education and Consumer. These segments also represent the Company's reportable segments. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses, facilities and communication expenses, purchasing expenses and manufacturing support and logistic expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SEGMENT INFORMATION (Continued)

Operating results by segment for the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Enterprise & Education	$98,057	$84,700	$60,209
Consumer	119,613	177,153	204,436
Total revenue	$217,670	$261,853	$264,645
Segment contribution:
Enterprise & Education	$30,431	$22,864	$20,965
Consumer	34,547	35,298	70,884
Total segment contribution	64,978	58,162	91,849
Unallocated expenses, net:
Unallocated cost of sales	8,291	8,947	4,586
Unallocated sales and marketing	15,282	16,168	16,447
Unallocated research and development	29,939	33,176	33,993
Unallocated general and administrative	48,470	54,576	54,423
Unallocated non-operating expense/(income)	1,824	1,345	(424)
Unallocated impairment	6,754	20,333	—
Unallocated lease abandonment	55	3,812	842
Total unallocated expenses, net	110,615	138,357	109,867
Income (loss) before income taxes	$(45,637)	$(80,195)	$(18,018)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area as of December 31, 2015, 2014 and 2013, respectively (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$177,966	$212,070	$223,404
International	39,704	49,783	41,241
Total Revenue	$217,670	$261,853	$264,645
The information below summarizes long-lived assets by geographic area for the years ended December 31, 2015 and 2014, respectively (in thousands):

	As of December 31,
	2015	2014
United States	$18,704	$20,451
International	3,828	4,826
Total	$22,532	$25,277

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SEGMENT INFORMATION (Continued)

Revenue by Product and Service
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	As of December 31,
	2015	2014	2013
Language learning	$191,568	$249,340	$263,426
Literacy	21,928	9,912	1,219
Brain Fitness	4,174	2,601	—
Total	$217,670	$261,853	$264,645
18. RELATED PARTIES
As of December 31, 2015 and 2014, the Company had outstanding receivables from employees in the amount of $18,000 and $67,000, respectively.
19. VALUATION AND QUALIFYING ACCOUNTS
The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Years Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts:
Beginning balance	$1,434	$1,000	$1,297
Charged to costs and expenses	1,657	2,405	1,420
Deductions—accounts written off	(1,895)	(1,971)	(1,717)
Ending balance	$1,196	$1,434	$1,000
Promotional rebate and coop advertising reserves:
Beginning balance	$23,437	$13,025	$9,127
Charged to costs and expenses	40,563	39,249	22,881
Deductions - reserves utilized	(47,090)	(28,837)	(18,983)
Ending balance	$16,910	$23,437	$13,025
Sales return reserve:
Beginning balance	$3,570	$4,834	$5,883
Charged against revenue	11,474	12,011	14,258
Deductions—reserves utilized	(11,316)	(13,275)	(15,307)
Ending balance	$3,728	$3,570	4,834
Deferred income tax asset valuation allowance:
Beginning balance	$53,809	33,866	29,671
Charged to costs and expenses	16,655	19,943	9,566
Deductions	—	—	(5,371)
Ending balance	$70,464	$53,809	$33,866

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)
Summarized quarterly supplemental consolidated financial information for 2015 and 2014 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
Revenue	$58,442	$51,411	$49,802	$58,015
Gross profit	$47,140	$42,391	$41,136	$48,476
Net loss	$(19,884)	$(8,175)	$(7,301)	$(11,436)
Basic loss per share	$(0.95)	$(0.38)	$(0.34)	$(0.52)
Shares used in basic per share computation	21,018	21,689	21,771	21,801
Diluted loss per share	$(0.95)	$(0.38)	$(0.34)	$(0.52)
Shares used in diluted per share computation	21,018	21,689	21,771	21,801
2014
Revenue	$60,765	$57,315	$64,515	$79,258
Gross profit	$48,594	$45,355	$51,528	$63,322
Net loss	$(20,241)	$(15,750)	$(16,178)	$(21,537)
Basic loss per share	$(0.96)	$(0.74)	$(0.76)	$(1.01)
Shares used in basic per share computation	21,125	21,252	21,305	21,327
Diluted loss per share	$(0.96)	$(0.74)	$(0.76)	$(1.01)
Shares used in diluted per share computation	21,125	21,252	21,305	21,327
21. SUBSEQUENT EVENTS
On March 14, 2016, the Company announced that it intends to exit the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of Enterprise & Education language offerings. Where appropriate, the Company will seek to operate through partners in those geographies being exited. The Company will also look to initiate processes to close its software development operations in France and China. In total, if the Company's intentions are realized, these actions will reduce headcount by approximately 17% of our full-time workforce and is expected to result in annual expense reductions of approximately $19.0 million. If fully realized, these actions will result in an estimated restructuring charge ranging between $5.0 million and $6.0 million, with approximately 50% accrued in the first quarter 2016, largely reflecting cash separation payments. These actions are additive to the plans discussed in Note 13 and further support a strategic shift in business focus to help address periods of losses.
On March 14, 2016, the Company executed the Fifth Amendment to its Loan and Security Agreement with Silicon Valley Bank. See Note 9 for more details.
In March 2016 the Board of Director's concluded the search for a chief executive officer and has appointed A. John Hass III as President, Chief Executive Officer, and Chairman of the Board effective April 1, 2016.

EXHIBIT INDEX

Index to exhibits
2.1
Agreement and Plan of Merger among Rosetta Stone Ltd., Liberty Merger Sub Inc., LiveMocha, Inc., and Shareholder Representative Services LLC., dated April 1, 2013 (incorporated herein by reference to Exhibit 2.1 filed with Rosetta Stone's Current Report on Form 8-K filed on April 2, 2013).

3.1
Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on February 23, 2009).

3.2		Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on February 23, 2009).
4.1
Specimen certificate evidencing shares of common stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on February 23, 2009).

4.2
Registration Rights Agreement dated as of January 4, 2006 among Rosetta Stone Inc. and the Investor Shareholders and other Shareholders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on November 5, 2008).

10.1	+	2006 Incentive Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on September 23, 2008).
10.2	+
2009 Omnibus Incentive Plan, as amended and restated effective February 13, 2014 (incorporated herein by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-201025) filed on December 17, 2014).

10.3	+
Director Form of Option Award Agreement under the 2006 Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on September 23, 2008).

10.4	+	Director Form of Option Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.5	+
Executive Form of Option Award Agreement under the 2006 Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on September 23, 2008).

10.6	+	Executive Form of Option Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.7	+
Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011 (incorporated herein by reference to Exhibit 10.25 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.8	+ *	Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after February 1, 2016.
10.9	+
Form of Restricted Stock Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on March 17, 2009).

10.10	+
Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011 (incorporated herein by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.11	+ *	Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after February 1, 2016.
10.12	+
Director Form of Restricted Stock Unit Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.12 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.13	+
Director Form of Restricted Stock Unit Award Agreement under the 2009 Plan (for awards beginning June 2015) (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.14	+
2013 Rosetta Stone Inc. Long Term Incentive Program (pursuant to the Rosetta Stone Inc. 2009 Omnibus Incentive Plan) (incorporated herein by reference to Exhibit 10.24 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.15	+
Form of Award Agreement under the 2013 Long Term Incentive Program (incorporated herein by reference to Exhibit 10.25 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.16	+	2014 Executive Bonus Plan (incorporated herein by reference to Exhibit 10.23 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

Index to exhibits
10.17	+
Policy on Recoupment of Performance Based Compensation (Clawback Policy) (incorporated herein by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.18	+ *	Rosetta Stone Inc. Change in Control Severance Plan.
10.19
Form of Indemnification Agreement entered into with each director and executive officer (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on September 23, 2008).

10.20
Form of Indemnification Agreement to be entered into with each director and executive officer, revised as of August 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.21	+
Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of November 9, 2010 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on October 13, 2010).

10.22	+
Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of December 22, 2011 (incorporated herein by reference to Exhibit 10.22 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.23	+
Second Amendment to Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.23 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.24	+
Executive Employment Agreement between Rosetta Stone Ltd. and Judy Verses effective as of October 5, 2011 (incorporated herein by reference to Exhibit 10.18 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.25	+
Executive Employment Agreement between Rosetta Stone Ltd. and Thomas Pierno effective as of May 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2012).

10.26	+
Executive Employment Agreement between Rosetta Stone Ltd. and Christian Na effective as of June 2, 2014 (incorporated herein by reference to Exhibit 10.28 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.27	+
Agreement and General Release between Rosetta Stone Ltd. and Christian Na effective as of December 2, 2014 (incorporated herein by reference to Exhibit 10.29 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.28	+
Executive Employment Agreement between Rosetta Stone Ltd. and Eric Ludwig effective as of January 1, 2015 (incorporated herein by reference to Exhibit 10.30 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.29	+
Director Agreement between Rosetta Stone Inc. and A. John Hass III effective as of November 18, 2014 (incorporated herein by reference to Exhibit 10.31 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.30	+
Executive Employment Agreement between Rosetta Stone Ltd. and A. John Hass III effective as of April 1, 2015 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.31	+
Executive Employment Agreement between the Company and Sonia Cudd, effective as of January 2, 2015 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.32
Nomination and Support Agreement between John H. Lewis, Osmium Partners, LLC, Osmium Capital, LP, Osmium Capital II, LP, Osmium Spartan, LP, Osmium Diamond, LP, Osmium Special Opportunity Fund, LP, and Rosetta Stone Inc. effective as of November 18, 2014 (incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on November 19, 2014).

10.33
Lease Agreement dated as of February 20, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on November 5, 2008).

10.34
Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on November 5, 2008).

10.35
First Amendment to Sublease Agreement with The Corporate Executive Board, dated as of November 1, 2012 (incorporated herein by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.36
Sub-Sublease Agreement dated as of April 3, 2014, by and between Rosetta Stone Ltd. and The Corporate Executive Board Company (incorporated herein by reference to Exhibit 10.27 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

Index to exhibits
10.37	+
Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons Ltd. dated as of December 22, 2006 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on January 21, 2009).

10.38
Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, executed on October 28, 2014 (incorporated herein by reference to Exhibit 99.3 filed to the Company’s Current Report on Form 8-K filed on October 29, 2014).

10.39
First Amendment to Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, effective as of March 31, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.40
Second Amendment to Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, effective as of May 1, 2015 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.41
Third Amendment to Loan and Security Agreement dated as of June 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.42	*	Fourth Amendment to Loan and Security Agreement dated as of December 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd.
21.1		Rosetta Stone Inc. Subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1		Power of Attorney.
31.1		Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Interactive Data Files.
_______________________________________________________________________________

*    Filed herewith.
***    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+    Identifies management contracts and compensatory plans or arrangements.