Form 10-Q
period 2016-03-31
ROSETTA STONE INC
filed 2016-05-04
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 29, 2016, there were 21,919,136 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$42,995	$47,782
Restricted cash	39	80
Accounts receivable (net of allowance for doubtful accounts of $1,241 and $1,196, at March 31, 2016 and December 31, 2015, respectively)	29,803	47,327
Inventory, net	7,229	7,333
Deferred sales commissions	12,368	13,526
Prepaid expenses and other current assets	5,004	3,612
Total current assets	97,438	119,660
Deferred sales commissions	5,023	5,614
Property and equipment, net	23,269	22,532
Goodwill	50,843	50,280
Intangible assets, net	27,168	28,244
Other assets	2,130	2,213
Total assets	$205,871	$228,543
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,364	$10,778
Accrued compensation	10,575	8,201
Income tax payable	464	121
Obligations under capital lease	546	521
Other current liabilities	27,400	35,318
Deferred revenue	99,279	106,868
Total current liabilities	149,628	161,807
Deferred revenue	32,978	35,880
Deferred income taxes	5,178	4,998
Obligations under capital lease	2,483	2,622
Other long-term liabilities	728	826
Total liabilities	190,995	206,133
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,309 and 23,150 shares issued and 22,309 and 22,150 shares outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	186,313	185,863
Accumulated loss	(157,301)	(149,794)
Accumulated other comprehensive loss	(2,703)	(2,226)
Treasury stock, at cost, 1,000 and 1,000 shares at March 31, 2016 and December 31, 2015, respectively	(11,435)	(11,435)
Total stockholders' equity	14,876	22,410
Total liabilities and stockholders' equity	$205,871	$228,543

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$10,031	$19,974
Subscription and service	37,971	38,468
Total revenue	48,002	58,442
Cost of revenue:
Cost of product revenue	2,645	5,637
Cost of subscription and service revenue	5,403	5,665
Total cost of revenue	8,048	11,302
Gross profit	39,954	47,140
Operating expenses:
Sales and marketing	30,793	40,150
Research and development	6,571	8,972
General and administrative	10,777	15,754
Impairment	—	291
Total operating expenses	48,141	65,167
Loss from operations	(8,187)	(18,027)
Other income and (expense):
Interest income	13	4
Interest expense	(112)	(88)
Other income and (expense)	1,228	(1,581)
Total other income and (expense)	1,129	(1,665)
Loss before income taxes	(7,058)	(19,692)
Income tax expense	449	192
Net loss	$(7,507)	$(19,884)
Loss per share:
Basic	$(0.34)	$(0.95)
Diluted	$(0.34)	$(0.95)
Common shares and equivalents outstanding:
Basic weighted average shares	21,867	21,018
Diluted weighted average shares	21,867	21,018

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,507)	$(19,884)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(477)	(1,147)
Other comprehensive loss	(477)	(1,147)
Comprehensive loss	$(7,984)	$(21,031)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,507)	$(19,884)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	421	1,287
(Gain) loss on foreign currency transactions	(1,525)	1,372
Bad debt expense	191	410
Depreciation and amortization	3,408	3,350
Deferred income tax expense	172	295
Gain on disposal of equipment	—	(1)
Amortization of deferred financing fees	62	32
Loss on impairment	—	291
Loss from equity method investments	27	—
Net change in:
Restricted cash	41	17
Accounts receivable	17,555	24,546
Inventory	116	(1,957)
Deferred sales commissions	1,783	59
Prepaid expenses and other current assets	(1,331)	(1,322)
Income tax receivable	337	(444)
Other assets	88	(314)
Accounts payable	569	(4,401)
Accrued compensation	2,310	(1,146)
Other current liabilities	(8,189)	(9,041)
Other long-term liabilities	(99)	(225)
Deferred revenue	(10,975)	(6,231)
Net cash used in operating activities	(2,546)	(13,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,586)	(2,382)
Acquisitions, net of cash acquired	—	(1,688)
Net cash used in investing activities	(2,586)	(4,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	29	37
Payment of financing fees	(100)	(27)
Payments under capital lease obligations	(244)	(282)
Net cash used in financing activities	(315)	(272)
Decrease in cash and cash equivalents	(5,447)	(17,649)
Effect of exchange rate changes in cash and cash equivalents	660	(1,084)
Net decrease in cash and cash equivalents	(4,787)	(18,733)
Cash and cash equivalents—beginning of period	47,782	64,657
Cash and cash equivalents—end of period	$42,995	$45,924
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid (received) during the periods for:
Interest	$50	$57
Income taxes, net of refunds	$(61)	$463
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$357	$732
Equipment acquired under capital lease	$27	$—
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
On March 14, 2016, the Company announced that it intends to exit the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings (the "2016 Restructuring Plan"). Where appropriate, the Company seeks to operate through partners in the geographies being exited. The Company also looks to initiate processes to close the software development operations in France and China. These actions are additive to the plan announced on March 11, 2015 (the "2015 Restructuring Plan") to accelerate and prioritize its focus on satisfying the needs of more passionate Corporate and K-12 learners, and emphasizing those who need to speak and read English. See Note 2 "Summary of Significant Accounting Policies," Note 13 "Restructuring," Note 16 "Segment Information" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part 1 for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The equity method is used to account for investments in entities if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. The Company determines its level of influence over an equity method investment by considering key factors such as ownership interest, representation on the investee's governing body, participation in policy-making decisions, and technological dependencies. The Company's proportionate share of the net income or loss of any equity method investments is reported in "Other income and (expense)" and included in the net loss on the consolidated statement of operations. The carrying value of any equity method investment is reported in "Other assets" on the consolidated balance sheets.
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2016. The March 31, 2016 consolidated balance sheet included herein includes account balances as of December 31, 2015 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at March 31, 2016 and December 31, 2015, the Company’s results of operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015 have been made. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to March 31, 2016 or to the three months ended March 31, 2016 and 2015 in the notes to the consolidated financial statements are unaudited.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions. The amounts reported in the consolidated financial statements include significant estimates and assumptions that have been made, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, estimated sales returns and reserves, stock-based compensation, restructuring costs, fair value of intangibles and goodwill, disclosure of contingent assets and liabilities, disclosure of contingent litigation, and allowance for valuation of deferred tax assets. The Company bases its estimates and assumptions on historical experience and on various other judgments that are believed to be reasonable under the circumstances. The Company continuously evaluates its estimates and assumptions. Actual results may differ from these estimates and assumptions.
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
For non-software multiple element arrangements the Company allocates revenue to all deliverables based on their relative selling prices. The Company's non-software multiple element arrangements primarily occur as sales to its Enterprise & Education Language and Literacy customers. These arrangements can include web-based subscription services, audio practice materials and professional services or any combination thereof. The Company does not have a sufficient concentration of stand-alone sales of the various deliverables noted above to its Enterprise & Education Language and Literacy customers, and therefore cannot establish VSOE for each deliverable. Third party evidence of fair value does not exist for the web-based subscription, audio practice and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, the Company determines the relative selling price of the web-based subscription, audio practice tools and professional services deliverables included in its non-software multiple-element arrangements using the best estimated selling price. The Company determines the best estimated selling price based on its internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on what each deliverable costs the Company.
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
Revenue for online services and web-based subscriptions is recognized ratably over the term of the service or subscription period, assuming all revenue recognition criteria have been met. The CD and digital download formats of Rosetta Stone language-learning products are bundled with an online service where customers are allowed to begin their short-term online services at any point during a registration window, which is up to six months from the date of purchase from us or an authorized reseller. The online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
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
Restructuring Costs
As part of the 2016 Restructuring Plan and the 2015 Restructuring Plan, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in our operating expense line items on the Statement of Operations.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of March 31, 2016. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The Company estimates the expected term of options using a combination of peer company information and the simplified method for estimating the expected term. The Company uses its own historical stock price data to estimate its forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
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
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,507)	$(19,884)
Foreign currency translation loss	(477)	(1,147)
Comprehensive loss	$(7,984)	$(21,031)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' equity. For the three months ended March 31, 2016 and 2015, the Company's comprehensive loss consisted of net loss and foreign currency translation losses. The other comprehensive loss presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive loss due to the presence of a full valuation allowance for each of the three months ended March 31, 2016 and 2015.
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended March 31, 2016 was $9.6 million and for the three months ended March 31, 2015 was $13.4 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards Not Yet Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). Under ASU 2016-09, accounting for share-based payment award transactions was simplified related to the accounting for (a) income tax effects; (b) minimum statutory tax withholding requirements; (c) and forfeitures. ASU 2016-09 is effective for public entities in annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the adoption date and impact of the new guidance on the Company's consolidated financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the current revenue accounting guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of the updated guidance on revenue recognition by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies and improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies and improves the operability and understandability of the implementation guidance on identifying performance obligations and licensing. Collectively these ASUs comprise the new revenue standard ("New Revenue Standard"). The core principle of the New Revenue Standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The New Revenue Standard is effective for annual periods beginning after December 31, 2017. Entities may choose from two adoption methods, with certain practical expedients. The Company expects that it will adopt the New Revenue Standard beginning in the first quarter of 2018 and is currently evaluating the appropriate transition method and any impact of the New Revenue Standard on the Company's consolidated financial statements and disclosures.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DIVESTITURES
As part of the shift in strategy initiated in early 2015, the Company determined that its ownership of the consumer-oriented Rosetta Stone Korea Ltd. ("RSK") entity no longer agreed with the Company’s overall strategy to focus on the Enterprise & Education Language and Literacy businesses. In September 2015, the Company completed the divestiture of 100% of the Company's capital stock of RSK to the then-current President of RSK for consideration equal to the assumption of RSK's net liabilities at the date of sale.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(7,507)	$(19,884)
Denominator:
Weighted average number of common shares:
Basic	21,867	21,018
Diluted	21,867	21,018
Loss per common share:
Basic	$(0.34)	$(0.95)
Diluted	$(0.34)	$(0.95)
For the three months ended March 31, 2016 and 2015, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive (in thousands).

	Three Months Ended March 31,
	2016	2015
Stock options	25	58
Restricted stock units	162	119
Restricted stocks	63	69
Total common stock equivalent shares	250	246

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$3,190	$3,375
Finished goods	4,039	3,958
Total inventory	$7,229	$7,333
6. GOODWILL
Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisition of Livemocha, Inc. ("Livemocha") in April 2013, the acquisition of Lexia Learning Systems, Inc. ("Lexia") in August 2013, and the acquisitions of Vivity Labs, Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles - Goodwill and other ("ASC 350"), or more frequently, if impairment indicators arise.
The following table shows the balance and changes in goodwill for the Company's operating segments for the three months ended March 31, 2016 (in thousands):

	Enterprise & Education Language	Literacy	Consumer	Total
Balance as of December 31, 2015	$38,700	$9,962	$1,618	$50,280
Effect of change in foreign currency rate	456	—	107	563
Balance as of March 31, 2016	$39,156	$9,962	$1,725	$50,843
The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. The Company's reporting units were evaluated to determine if a triggering event has occurred. As of March 31, 2016, the Company concluded that there are no indicators of impairment that would cause it to believe that it is more likely than not that the fair value of it's reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment review.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark *	$12,471	$(1,358)	$11,113	$12,442	$(1,271)	$11,171
Core technology	15,397	(8,505)	6,892	15,149	(7,817)	7,332
Customer relationships	26,422	(17,348)	9,074	26,245	(16,603)	9,642
Website	12	(12)	—	12	(12)	—
Patents	300	(211)	89	300	(201)	99
Total	$54,602	$(27,434)	$27,168	$54,148	$(25,904)	$28,244
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of March 31, 2016, the carrying value of the tradename asset was $10.6 million.
Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Included in cost of revenue:
Cost of product revenue	$48	$79
Cost of subscription and service revenue	98	67
Total included in cost of revenue	146	146
Included in operating expenses:
Sales and marketing	715	725
Research and development	442	456
General and administrative	—	—
Total included in operating expenses	1,157	1,181
Total	$1,303	$1,327
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2016 and years thereafter (in thousands):

As of March 31, 2016
2016 - remaining	$3,423
2017	4,245
2018	3,651
2019	1,532
2020	1,282
Thereafter	2,428
Total	$16,561

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of March 31, 2016 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.
8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	March 31, 2016	December 31, 2015
Accrued marketing expenses	$16,211	$20,022
Accrued professional and consulting fees	1,918	1,746
Sales return reserve	2,104	3,728
Sales, withholding and property taxes payable	3,702	3,879
Other	3,465	5,943
Total other current liabilities	$27,400	$35,318
9. FINANCING ARRANGEMENTS
Revolving Line of Credit
On October 28, 2014, Rosetta Stone Ltd. (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone Inc., executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a $25.0 million revolving credit facility (the “credit facility”). The Company executed the First Amendment to the credit facility with the Bank effective March 31, 2015, the Second Amendment effective May 1, 2015, the Third Amendment effective June 29, 2015, and the Fourth Amendment effective December 29, 2015. The Company is subject to certain covenants under the Loan and Security Agreement, including financial covenants and limitations on indebtedness, encumbrances, investments and distributions and dispositions of assets, certain of which covenants were amended in the First, Second, Third, and Fourth Amendments, which were primarily amended to reflect updates to the Company's financial outlook. The Third Amendment also changed the definition of "change of control" to eliminate a clause referring to a change in a portion of the Board of Directors within a twelve-month period.
On March 14, 2016, the Company executed the Fifth Amendment to the credit facility. Under the amended agreement, the Company may borrow up to $25.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in an aggregate availability amount of $4.0 million. Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term that expires on January 1, 2018, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. FINANCING ARRANGEMENTS (Continued)

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of March 31, 2016, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of March 31, 2016, there were no borrowings outstanding and the Company was eligible to borrow $13.5 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, the Company holds a capital lease for a building near Versailles, France.
During the three months ended March 31, 2016 and 2015, the Company acquired $27,000, and zero, respectively, of equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of March 31, 2016
2016-remaining	$391
2017	670
2018	518
2019	515
2020	510
Thereafter	887
Total minimum lease payments	$3,491
Less amount representing interest	462
Present value of net minimum lease payments	$3,029
Less current portion	546
Obligations under capital lease, long-term	$2,483
10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2016 is based on the estimated annual effective tax rate for fiscal year 2016. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of March 31, 2016, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended March 31, 2016 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of March 31, 2016, a valuation allowance was provided for the U.S., Japan, China, Hong Kong, Mexico, Spain, France and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of March 31, 2016 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of March 31, 2016, and December 31, 2015, the Company’s U.S. deferred tax liability was $5.1 million and $4.8 million, respectively, related to its goodwill and indefinite lived intangibles. As of March 31, 2016 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.2 million at December 31, 2015. As of March 31, 2016, and December 31, 2015, the Company had no unrecognized tax benefits.
For the three months ended March 31, 2016 the Company recorded an income tax expense of $0.4 million. The expense in the current period is made up of tax expense related to current year profits of operations in Germany and the U.K. Additionally, the tax expense relates to the tax impact of the amortization of indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities. These tax expenses are partially offset by tax benefits related to current year losses in Canada.
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
On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At March 31, 2016 there were 2,358,514 shares available for future grant under the 2009 Plan.
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
For the three months ended March 31, 2016 and 2015, the fair value of options granted was calculated using the following assumptions:

Three Months Ended March 31,
	2016	2015
Expected stock price volatility	46.1%-47.0%	62.6%-63.1%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.24%-1.50%	1.19%-1.57%
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2016	2015
Included in cost of revenue:
Cost of product revenue	$1	$22
Cost of subscription and service revenue	(17)	11
Total included in cost of revenue	(16)	33
Included in operating expenses:
Sales and marketing	79	361
Research and development	(119)	140
General and administrative	477	753
Total included in operating expenses	437	1,254
Total	$421	$1,287

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Stock Options
The following table summarizes the Company's stock option activity from January 1, 2016 to March 31, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2016	1,837,165	$10.58	7.70	$130,262
Options granted	391,939	7.46
Options exercised	(7,117)	4.09
Options canceled	(67,749)	11.59
Options Outstanding, March 31, 2016	2,154,238	10.01	7.91	112,622
Vested and expected to vest March 31, 2016	1,966,909	10.16	7.74	112,622
Exercisable at March 31, 2016	1,269,498	$10.49	7.12	$112,622
As of March 31, 2016, there was approximately $4.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.92 years.
Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits in accordance with ASC 718.
Restricted Stock Awards
The following table summarizes the Company's restricted stock award activity from January 1, 2016 to March 31, 2016:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2016	341,579	$10.61	$3,624,153
Awards granted	143,655	7.46
Awards vested	(75,511)	10.62
Awards canceled	(11,972)	11.37
Nonvested Awards, March 31, 2016	397,751	$9.45	$3,757,554
As of March 31, 2016, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the consolidated statement of operations was $3.5 million and is expected to be recognized over a period of 2.54 years.
Restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2016 to March 31, 2016:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2016	187,942	$11.16	$1,257,332
Units granted	—	—	—
Units released	(20,201)	10.77
Units cancelled	(5,589)	8.50
Units Outstanding, March 31, 2016	162,152	11.30	1,088,040
Vested and expected to vest at March 31, 2016	123,674	8.50	85,226
Vested and deferred at March 31, 2016	110,973	$12.60	$744,629
As of March 31, 2016, no restricted stock units were granted to members of the Board of Directors as part of their compensation packages. Restricted stock units convert to common stock following the separation of service with the Company. Beginning June 2015, all restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. Prior to June 2015, all restricted stock unit awards were immediately vested with expense recognized in full on the grant date. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
12. STOCKHOLDERS' EQUITY
At March 31, 2016, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2016, the Company had shares of common stock issued of 23,308,635 and shares of common stock outstanding of 22,308,635.
On May 8, 2013, the Company filed a universal shelf registration statement to offer equity or issue debt in the amount of $150.0 million, which became effective on May 30, 2013. The registration statement permitted certain holders of the Company’s stock to offer the shares of common stock held by them. On June 11, 2013 the selling shareholders, ABS Capital Partners IV Trust and Norwest Equity Partners VIII, LP, sold a combined total of 3,490,000 shares at an offering price of $16.00 per share. During November and December 2013, ABS Capital Partners IV Trust sold the remainder of its common stock holdings in the Company. The Company issued and sold an additional 10,000 shares of common stock at a per share price of $16.00 in the offering.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, or the three months ended March 31, 2016. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING
2016 Restructuring Plan
In the first quarter of 2016, the Company announced and initiated actions with an intent to exit the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of Enterprise & Education Language offerings. The Company will also look to initiate processes to close its software development operations in France and China.
Restructuring charges included in the Company’s unaudited consolidated statement of operations related to the 2016 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in China, Brazil, Canada, Spain, Mexico, U.S. and the U.K.; and

•	Other related costs.
The following table summarizes activity with respect to the restructuring charges for the 2016 Restructuring Plan during the three months ended March 31, 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at March 31, 2016
Severance costs	$—	$2,149	$(369)	$—	$1,780
Other costs	—	256	—	—	256
Total	$—	$2,405	$(369)	$—	$2,036
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.
2015 Restructuring Plan
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. The Company committed to the 2015 Restructuring Plan and has completed a large portion of the 2015 Restructuring Plan as of March 31, 2016. The Company does not expect to incur any additional restructuring costs in connection with the 2015 Restructuring Plan.
Restructuring charges included in the Company’s unaudited consolidated statement of operations related to the 2015 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in the U.S. and the U.K.;

•	Contract termination costs; and

•	Other related costs.
The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the three months ended March 31, 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at March 31, 2016
Severance costs	$252	$104	$(238)	$—	$118
Contract termination costs	—	—	—	—	—
Other costs	—	—	—	—	—
Total	$252	$104	$(238)	$—	$118
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

Restructuring Cost
The following table summarizes the major types of costs associated with the 2016 and 2015 Restructuring Plans for the three months ended March 31, 2016 and 2015, and total costs incurred through March 31, 2016 (in thousands):

	Three Months Ended March 31,		Incurred through
	2016	2015	March 31, 2016
Severance costs	$2,253	$6,013	$9,493
Contract termination costs	—	—	1,134
Other costs	256	246	673
Total	$2,509	$6,259	$11,300
As of March 31, 2016, the entire restructuring liability of $2.2 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents total restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$95	$37
Sales and marketing	1,485	3,124
Research and development	349	604
General and administrative	580	2,494
Total	$2,509	$6,259
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
14. LEASE ABANDONMENT AND TERMINATION
As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred lease abandonment charges of $3.2 million in the first quarter of 2014. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until December 31, 2018. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. LEASE ABANDONMENT AND TERMINATION (Continued)

A summary of the Company’s lease abandonment activity for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	As of March 31,
	2016	2015
Accrued lease abandonment costs, beginning of period	$1,281	$1,679
Costs incurred and charged to expense	—	—
Principal reductions	(110)	(129)
Accrued lease abandonment costs, end of period	$1,171	$1,550
Accrued lease abandonment costs liability:
Short-term	$443	$462
Long-term	728	1,088
Total	$1,171	$1,550
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 74 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments for the remaining nine months of 2016 and the years thereafter (in thousands):

As of March 31, 2016
Periods Ending December 31,
2016-remaining	$4,007
2017	4,366
2018	3,829
2019	1,253
2020	962
Thereafter	589
Total	$15,006
Total expenses under operating leases are $1.1 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.
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
In August 2011, Rosetta Stone GmbH commenced a separate proceeding for the cancellation of Langenscheidt’s German trademark registration of yellow as an abstract color mark. In June 2012, the German Patent and Trademark Office rendered a decision in the cancellation proceeding denying our request to cancel Langenscheidt’s German trademark registration. The German Federal Supreme Court has denied Rosetta Stone GmbH's further appeal but has not yet issued its written decision denying further appeal. A constitutional complaint was filed with the German Federal Supreme Court in May 2015.
In October 2015, the parties subsequently engaged in further settlement discussions and executed a settlement agreement. Pursuant to this settlement agreement, in January 2016, Rosetta Stone GmbH paid a lump sum of $0.4 million in full settlement of all financial claims resulting from the proceedings, including damages and cost reimbursement to Langenscheidt. Both parties have withdrawn the pending motions. As of March 31, 2016, the Company considers this matter closed.
From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.
16. SEGMENT INFORMATION
In March 2016, the Company announced its strategy to position the organization for success. The Company has prioritized the growth of literacy sales and is taking actions to align resources to drive this growth. As a result of this shift, the Company reevaluated its segment structure. Prior to the strategy shift, the Company was managed in two operating segments - "Enterprise & Education" and "Consumer". Following the shift, the Company is managed in three operating segments - "Enterprise & Education Language", "Literacy", and "Consumer". The new Literacy segment was previously a component of the "Enterprise & Education" segment and is comprised solely of the Lexia business. The Literacy segment focuses on delivering subscription-based English literacy-learning and assessment solutions to grades pre-K through 12. The Company's current operating segments also represent the Company's reportable segments. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate.
The Company assesses profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). The CODM assesses profitability and performance of the Company on its current operating segments. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. Segment contribution excludes depreciation, amortization, stock compensation, research and development, restructuring related and other non-recurring expenses. The Company does not allocate expenses beneficial to all segments, which includes certain general and administrative expenses such as legal fees, payroll processing fees, and accounting related expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between the Company's operating segments is not material. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Enterprise & Education Language	$18,331	$18,998
Literacy	7,577	4,170
Consumer	22,094	35,274
Total revenue	$48,002	$58,442
Segment contribution:
Enterprise & Education Language	6,100	4,195
Literacy	1,038	(124)
Consumer	4,949	7,321
Total segment contribution	$12,087	$11,392
Unallocated expenses, net:
Unallocated cost of sales	1,021	662
Unallocated sales and marketing	2,547	4,500
Unallocated research and development	6,571	8,972
Unallocated general and administrative	10,135	14,994
Unallocated non-operating expense/(income)	(1,129)	1,665
Unallocated impairment	—	291
Unallocated lease abandonment expense	—	—
Total unallocated expenses, net	$19,145	$31,084
Loss before income taxes	$(7,058)	$(19,692)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$39,795	$46,189
International	8,207	12,253
Total	$48,002	$58,442
The information below summarizes long-lived assets by geographic area classified as held and used as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
United States	$19,460	$18,704
International	3,809	3,828
Total	$23,269	$22,532

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Language learning	$39,227	$53,165
Literacy	7,577	4,170
Brain fitness	1,198	1,107
Total	$48,002	$58,442

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this "Report") and other statements or presentations made from time to time by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the fact that they do not relate strictly to historical or current facts, often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects." However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  These statements may relate to: our revised business strategy; guidance or projections related to revenue, Adjusted EBITDA, bookings, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances might not occur.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present guidance, expectations or projections.  These risks and uncertainties include, but are not limited to, those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report and should be read together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.
Overview
Rosetta Stone Inc. ("Rosetta Stone," the "Company," "we" or "us") is dedicated to changing people's lives through the power of language and literacy education. Our innovative, personalized language and reading programs drive positive learning outcomes in thousands of schools, businesses, government organizations and for millions of individuals around the world. Our cloud-based programs allow users to learn online or on-the-go via tablet or smartphone, whether in a classroom, corporate setting, or personal learning environment. Rosetta Stone is also a leader in the literacy education space, helping millions of students build fundamental reading skills. Additionally, our Fit Brains business offers personalized brain training programs that are both exciting and challenging.
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
As our Company has evolved, we believe that our Enterprise & Education Language and Literacy segments are our largest opportunity for long-term value creation. The customers in these markets have demands that recur each year, creating a more predictable revenue opportunity. This demand profile also fits well with our suite of products and the well-known Rosetta Stone brand. We also believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe.
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

2.
Position our Enterprise & Education Language segment for profitable growth by focusing on our best geographies and customer segments and successfully delivering a new language-learning suite for Corporate customers that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

3.
Maximize the profitability of our Consumer language business by providing an attractive value proposition and a streamlined, mobile-oriented product portfolio focused on consumers' demand, while optimizing our marketing spend appropriately; and

4.	Right-size the entire cost base of the Company, including
◦optimizing our media spend and other marketing costs in Consumer sales and marketing;

◦	right-sizing our Enterprise & Education Language segment to target those geographies and customer segments where we have the greatest opportunity; and
◦reducing our general and administrative costs.
In pursuing these priorities, we will (i) allocate capital to the areas of our business that we believe have the greatest growth potential, including our literacy-learning business, (ii) focus our businesses on their best customers, including Corporate and K-12 learners primarily in North America and Northern Europe in our Enterprise & Education Language segment and passionate learners in the United States and select non-US geographies in our Consumer language business, and (iii) optimize the sales and marketing costs for these businesses and the costs of our business overall.
On March 14, 2016, we announced the 2016 Restructuring Plan, outlining our intent to exit the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings. Where appropriate, we seek to operate through partners in the geographies being exited. We also look to initiate processes to close the software development operations in France and China. These actions are additive to the 2015 Restructuring Plan to accelerate and prioritize our focus on satisfying the needs of more passionate Corporate and K-12 learners, and emphasizing those who need to speak and read English. If our intentions are realized, the 2016 Restructuring Plan will reduce headcount by approximately 17% of our year-end 2015 full-time workforce and is expected to result in annual cost savings of approximately $19.0 million. As it will take time to exit certain geographies, the full benefit of these changes will not be realized until the later half of 2016 and early 2017. See Note 2 "Summary of Significant Accounting Policies" and Note 13 "Restructuring" of Part 1 - Item 1, Financial Statements for additional information about these strategic undertakings.
In conjunction with the 2016 and 2015 Restructuring Plans, outside financial and legal advisors have been retained to assist management and the Board of Directors with their ongoing comprehensive review to analyze potential options to improve financial performance and enhance shareholder value.
As a result of the strategic reorganization and realignment of the business, as of March 31, 2016, we currently have three operating segments, Enterprise & Education Language, Literacy, and Consumer, rather than the two operating segments (Enterprise & Education and Consumer) we had as of December 31, 2015. The Enterprise & Education Language segment derives language learning revenue from sales to educational institutions, government agencies and corporations worldwide. The Literacy segment derives revenue from the sales of literacy solutions to pre-K-12 educational institutions. The Consumer segment derives revenue from sales to individuals and retail partners. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense.
Enterprise & Education Language segment contribution increased to $6.1 million with segment contribution margin of 33% for the three months ended March 31, 2016 as compared to segment contribution of $4.2 million and segment contribution margin of 22% for the three months ended March 31, 2015. The dollar and margin increases were primarily due to lower sales and marketing expenses due to a reduced headcount and other cost saving measures. Literacy segment contribution increased to $1.0 million with segment contribution margin of 14% for the three months ended March 31, 2016 as compared to a segment contribution loss of $0.1 million and segment contribution margin of negative 3% for the three months ended March 31, 2015. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, slightly offset by an increase in sales and marketing expense due to the transition to a direct sales team and support infrastructure. Excluding purchase accounting effects on acquired deferred revenue and deferred commissions, Literacy segment contribution would have increased to $1.8 million with segment contribution margin of 20% for the three months ended March 31, 2016 as compared to similarly adjusted segment contribution of $1.1 million and segment contribution margin of 18% for the three months ended March 31, 2015. The reconciliation from segment contribution includes additional revenue and commissions of $2.3 million and $1.1 million, respectively, for the three months ended March 31, 2015 and additional revenue and commissions of $1.4 million and $0.6 million, respectively, for the three months ended March 31, 2016. Consumer segment contribution decreased from $7.3 million with a segment contribution margin of 21% for the three months ended

March 31, 2015 to $4.9 million with a segment contribution margin of 22% for the three months ended March 31, 2016. The dollar decrease in Consumer segment contribution reflects the $13.2 million decrease in Consumer revenue. The Consumer segment contribution margin increased due to a reduction in media spend and other cost reduction initiatives to align Consumer segment spending with our strategic focus on the Enterprise & Education Language and Literacy segments.
Over the last few years, our Consumer strategy has been to shift more and more of our Consumer business to online subscriptions, digital downloads and mobile apps and away from perpetual CD packages. We believe that these online subscription formats provide customers with an overall better experience and the flexibility to use our products on multiple platforms (i.e., tablets and mobile phones), and is a more economical and relevant way for us to deliver our products to customers. One challenge to encouraging customers to enter into or renew a subscription arrangement is that usage of our product varies greatly, ranging from customers that purchase but do not have any usage to customers with high usage. The majority of purchasers tend towards the lower end of that spectrum, with most usage coming in the first few months after purchase and declining over time - similar to a gym membership. We expect the trend in Consumer subscription sales to accelerate in 2016 as customer preferences continue to move towards mobile experiences. Over the approximate next 18 months, we intend to move all of our Consumer business to subscription sales.
For additional information regarding our segments, see Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods have been reclassified to reflect our current operating segment presentation and definition of segment contribution.
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
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer products predominantly through our direct sales channels, primarily our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our Enterprise & Education Language, Literacy, and our Consumer sales channels because the customers and revenue drivers of these channels are different.
Within our Enterprise & Education Language segment, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Literacy segment revenue is seasonally stronger in the second quarter of the calendar year corresponding to school district budget years. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. We expect these trends to continue.
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
Interest and Other Income (Expense)
Interest and other income (expense) primarily consist of interest income, interest expense, foreign exchange gains and losses, income from litigation settlements, and income or loss from equity method investments. Interest income represents interest received on our cash and cash equivalents. Interest expense is primarily related to interest on our capital leases and amortization of deferred financing fees associated with our revolving credit facility. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Legal settlements are related to agreed upon settlement payments from various anti-piracy enforcement efforts. Income or loss from equity method investments represents our proportionate share of the net income or loss of our investment in entities accounted for under the equity method.
Income Tax Expense
Income tax expense consists of federal, state and foreign income taxes. We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.
The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We assess the likelihood that the deferred tax assets will be realizable at each reporting period, and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
For the three months ended March 31, 2016, we incurred an income tax expense of $0.4 million, despite incurring losses before taxes of $7.1 million, respectively, resulting in worldwide effective tax rates of (6.4)%. This tax rate resulted from tax expense related to current year income of operations in Germany and the U.K. and the tax impact of amortization of indefinite lived intangibles. This was offset by tax benefits related to current year losses in Canada.
For the year ended December 31, 2015, we recorded an income tax benefit of $1.2 million primarily attributable to losses before tax of $45.6 million resulting in worldwide effective tax rate of (2.5)%. The tax rate resulted from tax benefits related to the tax impact of the goodwill impairment charges taken in the first and fourth quarters of 2014 and tax benefits related to current year losses in Canada and France. The tax benefits were only partially offset by tax expense related to income of operations in Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this annual report on Form 10-Q:
•Revenue Recognition
•Stock-based Compensation
•Goodwill
•Intangible Assets
•Valuation of Long-Lived Assets
•Restructuring Costs
•Income Taxes
For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 14, 2016. There have been no significant changes in such critical accounting policies and estimates since those disclosed in our most recent Annual Report on Form 10-K.

Results of Operations
Comparison of the three months ended March 31, 2016 and the three months ended March 31, 2015
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$10,031	$19,974	$(9,943)	(49.8)%
Subscription and service	37,971	38,468	(497)	(1.3)%
Total revenue	48,002	58,442	(10,440)	(17.9)%
Cost of revenue:
Cost of product revenue	2,645	5,637	(2,992)	(53.1)%
Cost of subscription and service revenue	5,403	5,665	(262)	(4.6)%
Total cost of revenue	8,048	11,302	(3,254)	(28.8)%
Gross profit	39,954	47,140	(7,186)	(15.2)%
Operating expenses:
Sales and marketing	30,793	40,150	(9,357)	(23.3)%
Research and development	6,571	8,972	(2,401)	(26.8)%
General and administrative	10,777	15,754	(4,977)	(31.6)%
Impairment	—	291	(291)	(100.0)%
Total operating expenses	48,141	65,167	(17,026)	(26.1)%
Loss from operations	(8,187)	(18,027)	9,840	(54.6)%
Other income and (expense):
Interest income	13	4	9	225.0%
Interest expense	(112)	(88)	(24)	27.3%
Other income and (expense)	1,228	(1,581)	2,809	(177.7)%
Total other income and (expense)	1,129	(1,665)	2,794	(167.8)%
Loss before income taxes	(7,058)	(19,692)	12,634	(64.2)%
Income tax benefit	449	192	257	133.9%
Net loss	$(7,507)	$(19,884)	$12,377	(62.2)%
Total revenue decreased to $48.0 million for the three months ended March 31, 2016 from $58.4 million for the three months ended March 31, 2015. The change in revenue is due to a decrease in Consumer revenue of $13.2 million, a decrease in Enterprise & Education revenue of $0.7 million, and an increase in Literacy revenue of $3.4 million.
The operating loss for the three months ended March 31, 2016 totaled $8.2 million, compared to an operating loss of $18.0 million for the three months ended March 31, 2015. Operating expenses decreased $17.0 million, primarily comprised of decreases of $9.4 million in sales and marketing expenses, $5.0 million in general and administrative expenses, and $2.4 million in research and development expenses. The decrease in operating expenses reflects the cost savings as a result of the actions taken in 2015 to reduce expenses. The overall decrease in operating expenses was partially offset by a decrease in gross profit of $7.2 million, driven by a $10.4 million decrease in revenue only partially offset by a $3.3 million decrease in cost of revenue.

The following table sets forth revenue for our three operating segments for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,				2016 Versus 2015
	2016		2015		Change	% Change
Enterprise & Education Language	$18,331	38.2%	$18,998	32.5%	$(667)	(3.5)%
Literacy	7,577	15.8%	4,170	7.1%	3,407	81.7%
Consumer	22,094	46.0%	35,274	60.4%	(13,180)	(37.4)%
Total Revenue	$48,002	100.0%	$58,442	100.0%	$(10,440)	(17.9)%
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $0.7 million, or 4%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. The decrease in Enterprise & Education Language revenue reflects a decrease of $1.2 million in the corporate channel, which was partially offset by increases of $0.3 million and $0.2 million in our education and non-profit channels, respectively. We expect revenue associated with the Enterprise & Education Language business will decline as we execute our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners.
Literacy Segment
Literacy revenue increased $3.4 million, or 82%, from the three months ended March 31, 2015 to $7.6 million for the three months ended March 31, 2016. Literacy revenue increased, in part, due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia was recorded at fair value, which is lower than the book value, and resulted in lower first quarter 2015 revenue. We continue to experience these purchase accounting impacts for the Literacy segment due to the typical subscription length. As a result, we expect year over year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower revenue growth rates than what we experienced in the first quarter of 2016. Excluding the impact of purchase accounting, Literacy revenue would have increased $2.5 million, or 38%, from the three months ended March 31, 2015 to $9.0 million for the three months ended March 31, 2016. The reconciliation from Literacy revenue includes additional revenue of $2.3 million and $1.4 million for the three months ended March 31, 2015 and 2016, respectively.
Consumer Segment
Consumer revenue decreased $13.2 million, or 37%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. This decrease was primarily due to reductions in revenue from our direct-to-consumer, retail, and homeschool sales channels of $9.6 million, $3.0 million, and $0.7 million, respectively. These declines reflect the decision to significantly curtail promotional pricing under our strategic transformation. In 2014, we focused on driving customers to purchase through our direct-to-consumer channel, particularly through our website, by implementing more aggressive discounting and promotional activity to combat the introduction of lower priced competitor products. In connection with our recent shift in strategy to focus on the passionate learner, we have been and expect to be more disciplined with pricing, relying much less on discounting, which may continue to negatively impact our Consumer revenue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
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

The following table sets forth revenue for products and subscription and services for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,				2016 Versus 2015
	2016		2015		Change	% Change
Product	$10,031	20.9%	$19,974	34.2%	$(9,943)	(49.8)%
Subscription and service	37,971	79.1%	38,468	65.8%	(497)	(1.3)%
Total revenue	$48,002	100.0%	$58,442	100.0%	$(10,440)	(17.9)%
Product Revenue
Product revenue decreased $9.9 million, or 50%, to $10.0 million during the three months ended March 31, 2016 from $20.0 million during the three months ended March 31, 2015. The primary drivers of the decrease in product revenue were decreases of $6.5 million, $3.1 million, and $0.2 million in the direct-to-consumer, retail, and homeschool sales channels, respectively, within our Consumer segment which reflect the decision to significantly curtail promotional pricing under our strategic transformation. The majority of the product revenue decrease was due to the year-over-year decline in product unit sales volume and secondarily due to the decrease in the average sale price of our bundled language-learning software products. We expect a shift away from product revenue as we carry out our strategy to accelerate the migration of our Consumer business to our subscription-based products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue decreased $0.5 million, or 1%, to $38.0 million for the three months ended March 31, 2016 from $38.5 million for the three months ended March 31, 2015. The decrease in subscription and service revenue was due to decreases of $3.3 million in the Consumer segment and $0.6 million in the Enterprise & Education Language segment, mostly offset by an increase of $3.4 million in the Literacy segment. The Consumer segment experienced decreases of $3.1 million and $0.4 million in the direct-to-consumer and homeschool sales channels, respectively, slightly offset by increases of $0.1 million and $0.1 million in the retail and brain fitness sales channels, respectively. The Enterprise & Education Language business realized a decrease of $0.9 million in the corporate sales channel, partially offset by increases of $0.3 million and $0.1 million in our non-profit and eduction sales channels, respectively. These decreases to subscription and service revenue were mostly offset by the 82% increase in Literacy revenue. Our first quarter 2015 subscription and service revenue was lower due to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. We continue to experience these purchase accounting impacts in the Literacy segment due to the typical subscription length. As a result, we expect the growth rates from our Literacy segment to lessen over time.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$10,031	$19,974	$(9,943)	(49.8)%
Subscription and service	37,971	38,468	(497)	(1.3)%
Total revenue	48,002	58,442	(10,440)	(17.9)%
Cost of revenue:
Cost of product revenue	2,645	5,637	(2,992)	(53.1)%
Cost of subscription and service revenue	5,403	5,665	(262)	(4.6)%
Total cost of revenue	8,048	11,302	(3,254)	(28.8)%
Gross profit	$39,954	$47,140	$(7,186)	(15.2)%
Gross margin percentages	83.2%	80.7%	2.5%
Total cost of revenue decreased $3.3 million for the three months ended March 31, 2016 from $11.3 million for the three months ended March 31, 2015. The change in total cost of revenue was primarily due to a $1.4 million decrease in physical inventory costs due to the reduction in sales, a $0.4 million decrease in communication expense due to a reduction in hosting fees, a $0.3 million decrease in payroll expense primarily driven by the reduced headcount and severance expenses from the 2015 Restructuring Plan, and a $0.3 million decrease in professional services due to reduced spending on outside services for product support.
Cost of Product Revenue
Cost of product revenue for the three months ended March 31, 2016 was $2.6 million, a decrease of $3.0 million, or 53%, from the three months ended March 31, 2015. As a percentage of product revenue, cost of product revenue decreased to 26% for the three months ended March 31, 2016 compared to 28% for the three months ended March 31, 2015. The dollar and percentage decrease in cost of product revenue is primarily due to decreases of $0.8 million, $0.7 million, $0.3 million, $0.3 million, and $0.3 million in inventory costs, payroll and benefits, freight, commission and processing fee costs, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended March 31, 2016 was $5.4 million, a decrease of $0.3 million, or 5%, from the three months ended March 31, 2015. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 14% for the three months ended March 31, 2016 compared to 15% for the same prior year period. The dollar and percentage decrease was primarily due to a decrease in expenses as a result of the cost reduction efforts that were partially offset due to increases in allocated costs from a higher allocation rate associated with the increase in subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Gross Profit
Gross profit decreased $7.2 million to $40.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Gross profit percentage increased to 83% from 81% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The dollar decrease in gross profit was primarily due to the decrease in revenue. The percentage increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.
Operating Expenses

	Three Months Ended March 31,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$30,793	$40,150	$(9,357)	(23.3)%
Research and development	6,571	8,972	(2,401)	(26.8)%
General and administrative	10,777	15,754	(4,977)	(31.6)%
Impairment	—	291	(291)	(100.0)%
Total operating expenses	$48,141	$65,167	$(17,026)	(26.1)%
In the first quarter of 2015, we announced and initiated actions to reduce headcount and other costs in order to support our 2015 strategic shift in business focus. In the first quarter of 2016, we announced and initiated actions with an intent to exit the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of our Enterprise & Education Language offerings. We will also look to initiate processes to close our software development operations in France and China.
Included within our operating expenses are restructuring charges related to the 2016 and 2015 Restructuring Plans which relate to employee severance and related benefits costs incurred in connection with headcount reductions, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs.

The following table presents restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our results from operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue	$95	$37
Sales and marketing	1,485	3,124
Research and development	349	604
General and administrative	580	2,494
Total	$2,509	$6,259
While there were restructuring plans initiated in each of the three month periods ended March 31, 2016 and 2015, the severance expenses in the first quarter of 2015 were greater than the severance expenses in the first quarter of 2016, primarily due to the reductions in senior management in 2015.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2016 were $30.8 million, a decrease of $9.4 million, or 23%, from the three months ended March 31, 2015. As a percentage of total revenue, sales and marketing expenses decreased to 64% from 69% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in sales and marketing expense was primarily due to decreased payroll, media, marketing and consulting expense driven primarily by decreased headcount and to focus on profitability in the Consumer segment. Payroll and benefit expense decreased $3.4 million due to the lower severance expense associated with the 2016 Restructuring Plan as compared to the 2015 Restructuring Plan and lower salary expense as a result of reduced headcount year-over-year. Media expense related to offline channels like TV, radio, and print decreased by $1.6 million while online and social media expense decreased by $1.5 million as a result of the strategic shift in focus. Professional services fees decreased $1.8 million due to reduced spending on consultants and call center staffing due to the overall reduced focus in the Consumer business. Marketing expenses related to advertising and retail visual displays decreased by $0.8 million year-over-year due to the shift in focus on the Consumer market in 2015. Other expenses associated with training, travel and communications decreased $0.8 million. These decreases were partially offset by an increase of $0.6 million in commission expense primarily to our resellers. In connection with our 2016 strategy, we intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $6.6 million for the three months ended March 31, 2016, a decrease of $2.4 million, or 27%, from the three months ended March 31, 2015. As a percentage of total revenue, research and development expenses decreased slightly from 15% to 14% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The overall decrease was primarily due to a decrease in payroll and benefits expense of $1.9 million. These payroll decreases were driven by an increase of $0.6 million in capitalized labor projects during the first quarter of 2016 associated with the development of the Language Learning Suite for Enterprise and other new products, decreases in salary, stock option and severance expense of $0.5 million, $0.3 million and $0.2 million, respectively, due to the reduction in force associated with the 2015 Restructuring Plan, and a decrease in $0.2 million in variable incentive compensation expense based on reduced funding expectations. Professional services expense decreased due to the capitalization of consulting work to develop the Language Learning Suite for Enterprise and other new products. In accordance with our shift in strategy, we continue to focus our product investment on the development of the Language Learning Suite for Enterprise, a single solution that will integrate our foundations, advantage and advanced English for business products, enhance our reporting and administrator tools and extend our assessment capabilities. We expect to maintain our current level of investment in our research and development expenses as we address these initiatives.
General and Administrative Expenses
General and administrative expenses decreased $5.0 million to $10.8 million for the three months ended March 31, 2016 compared to $15.8 million for the three months ended March 31, 2015. As a percentage of revenue, general and administrative expenses decreased to 22% from 27% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The primary factor driving the decrease in general and administrative expenses was a reduction in payroll and benefits expense and other decreases in corporate expenses. Payroll and benefits expense decreased by $3.7 million due to the higher restructuring expenses in the first quarter of 2015, decreases of $1.0 million and $0.3 million in salary expense and stock compensation expense, respectively, driven by lower headcount, and a decrease of $0.3 million in variable incentive compensation expense based on reduced funding. Software maintenance expenses, strategic business revenue expenses, and communication expenses decreased $0.3 million, $0.3 million, and $0.2 million, respectively, due to cost savings identified in our business review. Bad debt expense decreased $0.2 million due to better collection efforts. We expect our general and administrative expenses to continue to decline as we take steps to reduce costs. Additionally, as a result of shareholder engagement and execution of our accelerated strategy, our general and administrative expenses may increase in the near term.
Impairment
Impairment expenses were zero for the three months ended March 31, 2016, a decrease of $0.3 million, or 100%, from the three months ended March 31, 2015. The decrease was due to the prior period impairment charge of $0.3 million related to the abandonment of a previously capitalized internal-use software project.
Interest and Other Income (Expense)

	Three Months Ended March 31,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Interest income	$13	$4	$9	225.0%
Interest expense	(112)	(88)	(24)	27.3%
Other income and (expense)	1,228	(1,581)	2,809	(177.7)%
Total other income and (expense)	$1,129	$(1,665)	$2,794	(167.8)%
Interest income for the three months ended March 31, 2016 was $13,000, a increase of $9,000, or 225%, from the three months ended March 31, 2015. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended March 31, 2016 was $0.1 million, an increase of $24,000 from the three months ended March 31, 2015, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended March 31, 2016 was income of $1.2 million, a change of $2.8 million, from an expense of $1.6 million for the three months ended March 31, 2015. The change is driven by favorable foreign exchange impacts in the current period.
Income Tax Expense

	Three Months Ended March 31,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Income tax expense	$449	$192	$257	133.9%
Our income tax expense for the three months ended March 31, 2016 was $0.4 million, compared to $0.2 million for the three months ended March 31, 2015. The increase primarily resulted from the prior year having tax benefits related to the reversal of withholding taxes resulting from an intercompany transaction.

Liquidity and Capital Resources
Our principal source of liquidity at March 31, 2016 consisted of $43.0 million in cash and cash equivalent and short-term investments, a decrease of $4.8 million compared to December 31, 2015. Our primary operating cash requirements include the payment of salaries, incentive compensation, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flow from our operations. For the three months ended March 31, 2016, we generated negative cash flows from operations as reflected in our consolidated statements of cash flows.
As part of our strategic shift, we have begun and continue to reorganize our business around our Enterprise & Education Language and Literacy segments while we optimize our Consumer segment for profitability and cash generation. Our operating segments are affected by different sales-to-cash patterns. Within our Enterprise & Education Language and Literacy segments, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. Consumer sales typically turn to cash more quickly than Enterprise & Education Language and Literacy sales, which tend to have longer collection cycles. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash.  We expect this trend to continue. In 2016, we expect our cash balance to decline in part as we execute the restructuring actions in accordance with our revised strategy and other initiatives, as well as anticipated near-term lower operating results.
We believe our current cash and cash equivalents, short-term investments and funds generated from our sales will be sufficient to meet our cash needs for at least the next twelve months. We have generated significant operating losses as reflected in our accumulated deficit and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, receivable, and payable balances. In addition, borrowings under our revolving credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.
On October 28, 2014, we entered into a $25.0 million revolving credit Loan and Security Agreement with Silicon Valley Bank, which was amended effective March 31, 2015, May 1, 2015, June 29, 2015, December 29, 2015, and further amended effective March 14, 2016. Under the amended agreement, we may borrow up to $25.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million (the "credit facility"). Borrowings by RSL under the credit facility are guaranteed by us as the ultimate parent. The credit facility has a term that expires on January 1, 2018, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $13.5 million of available credit less $4.0 million in letters of credit have been issued by Silicon Valley Bank on our behalf. We are subject to certain financial and restrictive covenants under the credit facility, which have been amended to reflect the revised outlook in connection with our 2016 Restructuring Plan. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of March 31, 2016, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of March 31, 2016 was $15.6 million. As of March 31, 2016, we do not intend to repatriate the cash from our foreign subsidiaries, however, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Cash Flow Analysis

	Three Months Ended March 31,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(2,546)	$(13,307)	$10,761	(80.9)%
Net cash used in investing activities	$(2,586)	$(4,070)	$1,484	(36.5)%
Net cash used in financing activities	$(315)	$(272)	$(43)	15.8%
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2016 was $2.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.5 million, adjusted for non-cash charges totaling $2.8 million, and an favorable overall change in operating assets and liabilities of $2.2 million.  Non-cash items primarily consisted of $3.4 million in depreciation and amortization expense, $0.4 million in stock-based compensation expense, and $0.2 million in bad debt expense, which were partially offset by a $1.5 million gain on foreign currency transactions.
Net cash used in operating activities for the three months ended March 31, 2015 was $13.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $19.9 million, adjusted for non-cash charges totaling $7.0 million, and an unfavorable overall change in operating assets and liabilities of $0.5 million.  Non-cash items primarily consisted of $3.4 million in depreciation and amortization expense, $1.4 million in foreign currency exchange losses, $1.3 million in stock-based compensation expense, $0.3 million in impairment loss, and $0.4 million in bad debt expense.
The change in the gain/loss on foreign currency translations is the result of volatile exchange rates compared to the prior year rates and volume of foreign currency transactions. The decrease in stock compensation expense was due to the timing of annual variable incentive share-based award grants and the timing of terminations in the first quarter in 2016 and 2015 causing increased cancellations. Bad debt expense also decreased due to improved collection efforts.
For the three months ended March 31, 2016, the primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $17.6 million, an increase in accrued compensation of $2.3 million, and a decrease of $1.8 million in deferred sales commission. These changes were partially offset by a decrease of $11.0 million in deferred revenue and a decrease in other current liabilities of $8.2 million. The decrease in accounts receivable was primarily related to the timing of sales compared to when payments are made along with the increase in sales during the fourth quarter 2015 holiday season. The increase in accrued compensation is primarily attributable to the timing of our payroll cycles at each period end, including payment of 2015 annual bonuses in the second quarter of 2016. The decrease in deferred sales commission was attributable to the decrease in first quarter 2016 sales as compared to fourth quarter 2015 sales due to seasonality. The decrease in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the higher renewals in the corporate sales channel in the fourth quarter. The decrease in other current liabilities is related to having less obligations due for marketing, advertising, rebates, and inventory due to the fourth quarter seasonality of our business and as a result of our shift in strategy.
For the three months ended March 31, 2015, the primary drivers of the change in operating assets and liabilities were a decrease in other current liabilities of $9.0 million, a decrease of $6.2 million in deferred revenue, a decrease of $4.4 million in accounts payable, an increase of $2.0 million in inventory, and other operating asset and liability fluctuations that were partially offset by a decrease in accounts receivable of $24.5 million. These changes primarily reflect the impacts from our initial shift in strategy and cost reduction efforts.
Net Cash Used in Investing Activities
Net cash used in investing activities was $2.6 million for the three months ended March 31, 2016, compared to $4.1 million for the three months ended March 31, 2015, a change of $1.5 million. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects increased $0.2 million related to the development of the Language Learning Suite for Enterprise and other new products. Cash used in acquisition activities decreased by $1.7 million when the remaining holdback associated with the 2013 Lexia acquisition was paid in the first quarter of 2015.

Net Cash Used In Financing Activities
Net cash used in financing activities remained flat at $0.3 million for the three month periods ended March 31, 2016 and March 31, 2015. Deferred financing fees slightly increased due to the costs associated with the March 2016 amendment to our revolving credit facility. Capital lease payments totaled $0.2 million during the three month period ended March 31, 2016.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of March 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$3,491	$668	$1,040	$1,023	$760
Operating leases	15,006	5,186	7,325	2,101	394
Total	$18,497	$5,854	$8,365	$3,124	$1,154
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 15 "Commitments and Contingencies" of Part I – Item 1, Financial Statements – for information about our legal proceedings.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 14, 2016 with the SEC for the period ended December 31, 2015. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.
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
We may be subject, from time to time, to legal and business challenges in the operation of our company due to proxy contests, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability that may make it more difficult to attract and retain qualified personnel and business partners, and could have a materially adverse effect on the Company's stock price.
We might not be successful in executing our strategy of focusing on the Enterprise & Education segment and on more passionate language learners in the Consumer segment, and our company reorganization and realignment might not produce the desired results.
We are continuing to undertake a strategic reorganization and realignment of our business to maximize profitable growth in our Enterprise & Education Language segment by serving the needs of corporate and K-12 language learners, and prioritizing those who wish to speak and read English. In addition, we are now focusing on the needs of more passionate language learners in our Consumer segment, rather than addressing the needs of the mass marketplace. If we do not successfully execute our strategy, our revenue and profitability could decline. Our recent strategy changes include actions to reduce headcount, exit unprofitable geographies, and other reductions. These cost reduction efforts could harm our business and results of operations by distracting management and employees, causing difficulty in hiring, motivating and retaining talented and skilled personnel, and creating uncertainty among our customers and vendors that could lead to delays or unexpected costs. Also, our ability to achieve anticipated cost savings and other benefits from these efforts is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, or if other unforeseen events occur, our business and financial results could be adversely affected.
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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges or as single point estimates, but actual results could differ materially. The principal reason that we release guidance is to provide a basis for management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions in the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. We expressly disclaim any obligation to update or revise any guidance, whether as a result of new information, future events or otherwise.  In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.
Any failure to successfully implement our strategy or the occurrence of any of the events or circumstances set forth in these "Risk Factors" and elsewhere in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.
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
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading, and conversation by means of podcasts and MP3s, mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means. We estimate that there are thousands of free mobile applications on language-learning; free products are provided in at least 50 languages by private companies, universities, and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors funded by venture capital, that may be focused more on user acquisition rather than profitability, enable our competitors to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may generally become less interested in language learning. Although we also offer free products such as mobile apps, if we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying customers, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
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
We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are concentrated on a key group that is comprised of a mix of websites, such as Amazon.com and the Apple App Store, select retail resellers such as Barnes & Noble, Best Buy, Target, Books-a-Million, Staples, and Sam's Club, and consignment distributors such as Wynit Distribution and Software Packaging Associates.
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
As we pursue our SaaS model and move our Consumer business online and increasingly sell our solutions as subscriptions, rather than packaged software for an upfront fee, our revenue, results of operations and cash flow could be negatively impacted.
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
Our possession and use of personal information presents risks and expenses that could harm our business. If we aer unable to protect our information technology network against service interruption or failure, misappropriation or unauthorized disclosure or manipulation of data, whether through breach of our network security or otherwise, we could be subject to costly government enforcement actions and litigation and our reputation may be damaged.
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
If our systems are harmed or fail to function properly or if third parties improperly obtain and use the personal information of our customers or employees, we may be required to expend significant resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by the breaches. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our products and services, harm to our reputation and brand, and loss of our ability to accept and process customer credit card orders. Any such events could have a material and adverse effect on our business, reputation or financial results. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.
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
Our revolving credit facility contains borrowing limitations covenants which and the failure to maintain a sufficient borrowing base or to comply with such covenants could prevent us from borrowing funds, and could cause any outstanding debt to become immediately payable, which might adversely impact our business.
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
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Tell Me More, Livemocha, Lexia and FitBrains trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the

United States and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.  Exhibits

Exhibits
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Second Amended and Restated Bylaws of the Company.
4.1(1)	Specimen certificate evidencing shares of Common Stock of the Company.
4.2(1)	Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto.
10.1*	Fifth Amendment to Loan and Security Agreement dated as of March 14, 2016 between Silicon Valley Bank and Rosetta Stone Ltd.
31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Date: May 4, 2016