Form 10-Q
period 2016-06-30
ROSETTA STONE INC
filed 2016-08-03
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of July 29, 2016, there were 21,982,235 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,705	$47,782
Restricted cash	415	80
Accounts receivable (net of allowance for doubtful accounts of $1,209 and $1,196, at June 30, 2016 and December 31, 2015, respectively)	35,104	47,327
Inventory	7,952	7,333
Deferred sales commissions	12,333	13,526
Prepaid expenses and other current assets	5,360	3,612
Income tax receivable	1,082	—
Total current assets	91,951	119,660
Deferred sales commissions	4,855	5,614
Property and equipment, net	24,693	22,532
Goodwill	48,839	50,280
Intangible assets, net	24,797	28,244
Other assets	1,784	2,213
Total assets	$196,919	$228,543
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,159	$10,778
Accrued compensation	9,846	8,201
Income tax payable	—	121
Obligations under capital lease	542	521
Other current liabilities	29,923	35,318
Deferred revenue	99,219	106,868
Total current liabilities	148,689	161,807
Deferred revenue	33,145	35,880
Deferred income taxes	5,517	4,998
Obligations under capital lease	2,332	2,622
Other long-term liabilities	664	826
Total liabilities	190,347	206,133
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,452 and 23,150 shares issued and 22,452 and 22,150 shares outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	187,719	185,863
Accumulated loss	(166,279)	(149,794)
Accumulated other comprehensive loss	(3,435)	(2,226)
Treasury stock, at cost, 1,000 and 1,000 shares at June 30, 2016 and December 31, 2015, respectively	(11,435)	(11,435)
Total stockholders' equity	6,572	22,410
Total liabilities and stockholders' equity	$196,919	$228,543

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$7,959	$14,209	$17,990	$34,183
Subscription and service	37,757	37,202	75,728	75,670
Total revenue	45,716	51,411	93,718	109,853
Cost of revenue:
Cost of product revenue	2,389	3,719	5,034	9,356
Cost of subscription and service revenue	5,575	5,301	10,978	10,966
Total cost of revenue	7,964	9,020	16,012	20,322
Gross profit	37,752	42,391	77,706	89,531
Operating expenses:
Sales and marketing	28,740	30,555	59,533	70,705
Research and development	6,748	6,953	13,319	15,925
General and administrative	10,118	11,920	20,895	27,674
Impairment	2,902	160	2,902	451
Lease abandonment and termination	30	—	30	—
Total operating expenses	48,538	49,588	96,679	114,755
Loss from operations	(10,786)	(7,197)	(18,973)	(25,224)
Other income and (expense):
Interest income	10	7	23	11
Interest expense	(121)	(93)	(233)	(181)
Other income and (expense)	927	(503)	2,155	(2,084)
Total other income and (expense)	816	(589)	1,945	(2,254)
Loss before income taxes	(9,970)	(7,786)	(17,028)	(27,478)
Income tax (benefit) expense	(992)	389	(543)	581
Net loss	$(8,978)	$(8,175)	$(16,485)	$(28,059)
Loss per share:
Basic	$(0.41)	$(0.38)	$(0.75)	$(1.31)
Diluted	$(0.41)	$(0.38)	$(0.75)	$(1.31)
Common shares and equivalents outstanding:
Basic weighted average shares	21,948	21,689	21,908	21,355
Diluted weighted average shares	21,948	21,689	21,908	21,355

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(8,978)	$(8,175)	$(16,485)	$(28,059)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(732)	754	(1,209)	(393)
Other comprehensive (loss) gain	(732)	754	(1,209)	(393)
Comprehensive loss	$(9,710)	$(7,421)	$(17,694)	$(28,452)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,485)	$(28,059)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,818	3,395
(Gain) loss on foreign currency transactions	(2,343)	1,695
Bad debt expense	280	952
Depreciation and amortization	6,586	6,683
Deferred income tax expense	508	379
Loss (gain) on disposal of equipment	36	(2)
Amortization of deferred financing fees	132	68
Loss on impairment	2,902	451
Loss (gain) from equity method investments	40	(9)
Net change in:
Restricted cash	(360)	24
Accounts receivable	12,089	31,665
Inventory	(622)	(1,167)
Deferred sales commissions	1,981	(1,447)
Prepaid expenses and other current assets	(1,703)	(1,499)
Income tax receivable or payable	(1,190)	(633)
Other assets	326	(159)
Accounts payable	(1,630)	(10,738)
Accrued compensation	1,661	(4,090)
Other current liabilities	(5,921)	(19,875)
Other long-term liabilities	(163)	(321)
Deferred revenue	(10,367)	(3,919)
Net cash used in operating activities	(12,425)	(26,606)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,934)	(5,153)
Proceeds from sale of fixed assets	38	—
Acquisitions, net of cash acquired	—	(1,688)
Other investing activities	—	(280)
Net cash used in investing activities	(5,896)	(7,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	37	37
Payment of deferred financing costs	(100)	(34)
Payments under capital lease obligations	(338)	(375)
Net cash used in financing activities	(401)	(372)
Decrease in cash and cash equivalents	(18,722)	(34,099)
Effect of exchange rate changes in cash and cash equivalents	645	(755)
Net decrease in cash and cash equivalents	(18,077)	(34,854)
Cash and cash equivalents—beginning of period	47,782	64,657
Cash and cash equivalents—end of period	$29,705	$29,803
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$100	$113
Income taxes, net of refunds	$153	$1,040
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$579	$262
Equipment acquired under capital lease	$27	$—
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
On March 14, 2016, the Company announced the withdrawal of direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings (the "2016 Restructuring Plan"). Where appropriate, the Company seeks to operate through partners in the geographies being exited. The Company has also initiated processes to close the software development operations in France and China. These actions are additive to the plan announced on March 11, 2015 (the "2015 Restructuring Plan") to accelerate and prioritize its focus on satisfying the needs of more passionate Corporate and K-12 learners, and emphasizing those who need to speak and read English. See Note 2 "Summary of Significant Accounting Policies," Note 13 "Restructuring," Note 16 "Segment Information" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part 1 for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2016. The June 30, 2016 consolidated balance sheet included herein includes account balances as of December 31, 2015 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at June 30, 2016 and December 31, 2015, the Company’s results of operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015 have been made. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to June 30, 2016 or to the three and six months ended June 30, 2016 and 2015 in the notes to the consolidated financial statements are unaudited.

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
Revenue for online services and web-based subscriptions is recognized ratably over the term of the service or subscription period, assuming all revenue recognition criteria have been met. The CD and digital download formats of Rosetta Stone language-learning products are bundled with an online service where customers are allowed to begin their short-term online services at any point during a registration window, which is typically up to six months from the date of purchase from us or an authorized reseller. The online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized ratably over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
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
Contract termination costs include penalties to cancel certain service and license contracts and costs to terminate operating leases. Contract termination costs are recognized at fair value in the period in which the contract is terminated in accordance with the contract terms.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of June 30, 2016. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance ASC topic 718, Compensation—Stock Compensation ("ASC 718"). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date. For options granted with service and/or performance conditions, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted with market-based conditions, the fair value of each grant is estimated on the date of grant using the Monte-Carlo simulation.
The Company estimates the expected term of options using a combination of historical information and the simplified method for estimating the expected term. The Company uses its own historical stock price data to estimate its forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions.
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
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(8,978)	$(8,175)	$(16,485)	$(28,059)
Foreign currency translation (loss) gain	(732)	754	(1,209)	(393)
Comprehensive loss	$(9,710)	$(7,421)	$(17,694)	$(28,452)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss or gain. Other comprehensive loss or gain refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' equity. For the three and six months ended June 30, 2016 and 2015, the Company's comprehensive loss consisted of net loss and foreign currency translation losses and gains. The other comprehensive loss or gain presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive loss or gain due to the presence of a full valuation allowance for each of the three and six months ended June 30, 2016 and 2015.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three and six months ended June 30, 2016 was $8.9 million and $18.5 million, respectively, and for the three and six months ended June 30, 2015 was $8.8 million and $22.2 million, respectively.
Recently Issued Accounting Standards Updates ("ASU") Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is in the process of evaluating the adoption date and impact of the new guidance on the Company's consolidated financial statements and disclosures.

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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on the Company's financial statements and disclosures.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(8,978)	$(8,175)	$(16,485)	$(28,059)
Denominator:
Weighted average number of common shares:
Basic	21,948	21,689	21,908	21,355
Diluted	21,948	21,689	21,908	21,355
Loss per common share:
Basic	$(0.41)	$(0.38)	$(0.75)	$(1.31)
Diluted	$(0.41)	$(0.38)	$(0.75)	$(1.31)
For the three and six months ended June 30, 2016 and 2015, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	17	39	22	40
Restricted stock units	169	108	165	114
Restricted stocks	70	37	83	86
Total common stock equivalent shares	256	184	270	240
5. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$4,086	$3,375
Finished goods	3,866	3,958
Total inventory	$7,952	$7,333
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
The following table shows the balance and changes in goodwill for the Company's operating segments for the six months ended June 30, 2016 (in thousands):

			Consumer
	Enterprise & Education Language Segment	Literacy Segment	Consumer Language Reporting Unit	Consumer Fit Brains Reporting Unit	Total
Balance as of December 31, 2015	$38,700	$9,962	$—	$1,618	$50,280
Impairment of Consumer Fit Brains	—	—	—	(1,740)	(1,740)
Effect of change in foreign currency rate	177	—	—	122	299
Balance as of June 30, 2016	$38,877	$9,962	$—	$—	$48,839
Annual Impairment Testing of Goodwill
In connection with the annual goodwill impairment analysis performed as of June 30, 2016, the Company performed Step 1 of the goodwill impairment test for the Enterprise & Education Language and Literacy reporting units, which both resulted in fair values that substantially exceeded the carrying values, and therefore no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The Consumer Fit Brains reporting unit was also evaluated, which resulted in a fair value that was significantly below the carrying value. The decrease in fair value was due to the second quarter 2016 strategy update for the Consumer Fit Brains business. The Consumer Fit Brains reporting unit is no longer considered central to the core strategy for the Company's focus on language and literacy learning. Due to the continued declines in operations since the $5.6 million partial impairment in the fourth quarter of 2015, management revised the Consumer Fit Brains financial projections in the second quarter of 2016 assuming reduced media spend and reduced revenue in 2016 and beyond. The change in operating plans and the lack of cushion since the fourth quarter 2015 impairment resulted in an implied fair value of goodwill that was significantly below its carrying value. As a result, the Company recorded an impairment loss of $1.7 million, which represents a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge is recorded in the "Impairment" line on the statement of operations.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark *	$12,460	$(1,434)	$11,026	$12,442	$(1,271)	$11,171
Core technology	15,324	(10,058)	5,266	15,149	(7,817)	7,332
Customer relationships	26,344	(17,918)	8,426	26,245	(16,603)	9,642
Website	12	(12)	—	12	(12)	—
Patents	300	(221)	79	300	(201)	99
Total	$54,440	$(29,643)	$24,797	$54,148	$(25,904)	$28,244
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of June 30, 2016, the carrying value of the tradename asset was $10.6 million.
Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Included in cost of revenue:
Cost of product revenue	$44	$62	$92	$141
Cost of subscription and service revenue	103	84	201	151
Total included in cost of revenue	147	146	293	292
Included in operating expenses:
Sales and marketing	542	697	1,257	1,422
Research and development	452	454	894	910
General and administrative	—	—	—	—
Total included in operating expenses	994	1,151	2,151	2,332
Total	$1,141	$1,297	$2,444	$2,624

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2016 and years thereafter (in thousands):

As of June 30, 2016
2016 - remaining	$1,913
2017	3,814
2018	3,221
2019	1,532
2020	1,282
Thereafter	2,428
Total	$14,190
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework.
During the second quarter of 2016, the Company revised the business outlook and financial projections for the Consumer Fit Brains reporting unit, which prompted a long-lived intangible asset impairment analysis of the Consumer Fit Brains tradename, developed technology, and customer relationships. The carrying values of the intangible assets exceeded the estimated fair values. As a result, the Company recorded an impairment loss of $1.2 million associated with the impairment of the remaining carrying value of the Consumer Fit Brains long-lived intangible assets as of June 30, 2016. The impairment charge is recorded in the "Impairment" line on the statement of operations.
As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of June 30, 2016 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.
8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	June 30, 2016	December 31, 2015
Accrued marketing expenses	$17,075	$20,022
Accrued professional and consulting fees	1,459	1,746
Sales return reserve	2,649	3,728
Sales, withholding and property taxes payable	3,832	3,879
Other	4,908	5,943
Total other current liabilities	$29,923	$35,318
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
The total obligations under the credit facility cannot exceed the lesser of (i) the total revolving commitment of $25.0 million or (ii) the borrowing base, which is calculated as 80% of eligible accounts receivable. As a result, the borrowing base will fluctuate and the Company expects it will follow the general seasonality of cash and accounts receivable (lower in the first half of the year and higher in the second half of the year). If the borrowing base less any outstanding amounts, plus the cash held at SVB ("Availability") is greater than $25.0 million, then the Company may borrow up to an additional $5.0 million, but in no case can borrowings exceed $25.0 million. Interest on borrowings accrues at the Prime Rate provided that the Company maintains a minimum cash and Availability balance of $17.5 million. If cash and Availability is below $17.5 million, interest will accrue at the Prime Rate plus 1%.
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of June 30, 2016, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of June 30, 2016, there were no borrowings outstanding and the Company was eligible to borrow $21.7 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $17.7 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, the Company holds a capital lease for a building near Versailles, France.
During the six months ended June 30, 2016 and 2015, the Company acquired $27,000, and zero, respectively, of equipment or software through the issuance of capital leases.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. FINANCING ARRANGEMENTS (Continued)

Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of June 30, 2016
2016-remaining	$258
2017	659
2018	507
2019	503
2020	499
Thereafter	868
Total minimum lease payments	$3,294
Less amount representing interest	420
Present value of net minimum lease payments	$2,874
Less current portion	542
Obligations under capital lease, long-term	$2,332
10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2016 is based on the estimated annual effective tax rate for fiscal year 2016. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of June 30, 2016, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended June 30, 2016 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of June 30, 2016, a valuation allowance was provided for the U.S., Japan, China, Hong Kong, Mexico, Spain, France and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of June 30, 2016 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of June 30, 2016, and December 31, 2015, the Company’s U.S. deferred tax liability was $5.4 million and $4.8 million, respectively, related to its goodwill and indefinite lived intangibles. As of June 30, 2016 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.2 million at December 31, 2015. As of June 30, 2016, and December 31, 2015, the Company had no unrecognized tax benefits.
For the six months ended June 30, 2016 the Company recorded an income tax benefit of $0.5 million. The benefit in the current period is the result of tax benefits related to current year losses in Canada. The loss in Canada includes a $1.7 million goodwill impairment charge that was non-deductible for tax purposes. The goodwill impairment charge had a significant impact on our effective tax rate for the second quarter and six months ended June 30, 2016. The tax benefit was partially offset by tax expense related to current year profits of operations in Germany and the U.K. Additionally, the tax expense relates to the tax impact of the amortization of indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.
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
On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Directors authorized and the Company's shareholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At June 30, 2016 there were 1,218,085 shares available for future grant under the 2009 Plan.
Valuation Assumptions
The determination of fair value of our stock-based awards is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. In accordance with ASC 718, the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized over the requisite service period of the award. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates are applied in the expense calculation. The Company calculates the pool of additional paid-in capital associated with excess tax benefits in accordance with ASC 718. The Company determines the fair values of stock-based awards as follows:

•
Service-Based Restricted Stock Awards, Restricted Stock Units, and Performance-Based Restricted Stock Awards: Fair value is determined based on the quoted market price of our common stock on the date of grant.

•
Service-Based Stock Options and Performance-Based Stock Options: Fair value is determined using the Black-Scholes pricing model, which requires the use of estimates, including the risk-free interest rate, expected volatility, expected dividends, and expected term.

•
Market-Based Restricted Stock Awards and Market-Based Stock Options: The fair value of the market-based awards is determined using a Monte-Carlo simulation model. The Monte Carlo valuation also estimates the number of market-based awards that would be awarded which is reflected in the fair value on the grant date.

For the six months ended June 30, 2016 and 2015, the fair value of service-based stock options and performance-based stock options granted was calculated using the following assumptions in the Black-Scholes model:

Six Months Ended June 30,
	2016	2015
Expected stock price volatility	46.1%-47.0%	49.1%-63.1%
Expected term of options	5.5 - 6.5 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.24%-1.50%	1.19%-1.75%
For the six months ended June 30, 2016 and 2015, the fair value of market-based stock options and market-based restricted stock awards granted was calculated using the following assumptions in the Monte-Carlo simulation model:

Six Months Ended June 30,
	2016	2015
Expected stock price volatility	44.9%-49.1%	none
Expected term of options	1.7 years-7 years	none
Expected dividend yield	—	none
Risk-free interest rate	.71%-1.53%	none
Stock-Based Compensation Expense
Stock compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. For equity awards granted with market-based conditions, stock compensation is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Included in cost of revenue:
Cost of product revenue	$6	$16	$7	$38
Cost of subscription and service revenue	15	(14)	(2)	(3)
Total included in cost of revenue	21	2	5	35
Included in operating expenses:
Sales and marketing	240	227	319	588
Research and development	289	171	170	311
General and administrative	847	1,708	1,324	2,461
Total included in operating expenses	1,376	2,106	1,813	3,360
Total	$1,397	$2,108	$1,818	$3,395
Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2016 to June 30, 2016:

	Service-based Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2016	1,837,165	$10.58	7.70	$130,262
Service-based options granted	464,194	7.50
Service-based options exercised	(9,268)	4.04
Service-based options canceled	(238,157)	10.88
Service-based Options Outstanding, June 30, 2016	2,053,934	9.88	7.89	165,607
Vested and expected to vest June 30, 2016	1,884,674	10.03	7.77	130,981
Exercisable at June 30, 2016	1,208,912	$10.43	7.15	$43,452
As of June 30, 2016, future compensation cost related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $4.4 million and is expected to be recognized over a weighted average period of 2.69 years.
Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four-year period based upon required service conditions and do not have performance or market conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2016 to June 30, 2016:

	Nonvested Service-Based Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Service-based Awards, January 1, 2016	341,579	$10.61	$3,624,153
Service-based awards granted	261,208	7.43
Service-based awards vested	(101,138)	10.72
Service-based awards canceled	(26,486)	10.47
Nonvested Service-Based Awards, June 30, 2016	475,163	$8.86	$4,209,136
As of June 30, 2016, future compensation cost related to the nonvested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $3.8 million and is expected to be recognized over a weighted average period of 2.16 years.
Service-based restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2016 to June 30, 2016:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2016	187,942	$11.16	$1,257,332
Units granted	67,663	7.70	521,005
Units released	(58,719)	11.51
Units cancelled	(8,829)	8.50
Units Outstanding, June 30, 2016	188,057	9.93	1,457,442
Vested and expected to vest at June 30, 2016	144,253	7.70	481,241
Vested and deferred at June 30, 2016	82,157	$12.44	$636,717
For the six months ended June 30, 2016, 67,663 restricted stock units were granted to members of the Board of Directors as part of their compensation packages. Restricted stock units convert to common stock following the separation of service with the Company. Beginning June 2015, all restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. Prior to June 2015, all restricted stock unit awards were immediately vested with expense recognized in full on the grant date. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
Performance and Market Conditioned Restricted Stock Awards and Stock Options
On April 4, 2016, the Company named Mr. John Hass as President, CEO and Chairman of the Board. In conjunction with his appointment, the Compensation Committee approved a stock-based compensation package for Mr. Hass aimed to provide significant reward potential for achieving outstanding Company operating performance results and building shareholder value. The package was comprised of performance-based restricted stock awards (PRSAs), performance-based stock options (PSOs), market-based restricted stock awards (MRSAs), and market-based stock options (MSOs). Awards also vest if a majority change in control of the Company occurs during the performance or vesting period.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Performance Conditioned:
In addition to the performance condition, the PRSAs and PSOs also have a service condition. Vesting of PRSAs and PSOs are dependent upon whether the Company achieves certain operating performance targets which are based on the Company's defined measures of revenue, bookings, adjusted free cash flow, and adjusted EBITDA, measured against the full-year 2016 operating results. Following the end of the performance measurement period on December 31, 2016, PRSAs and PSOs issued based on the operating performance metrics will vest 50%, 25%, and 25% on April 4, 2017, 2018 and 2019, respectively.
The Company records compensation expense ratably for each vesting tranche of the PRSAs and PSOs based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the award is reversed.
The PRSAs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results through December 31, 2016 relative to target, actual issuance of RSAs can fall anywhere between a maximum of 200% and 0% of the target number of PRSAs originally granted. As of June 30, 2016, future compensation cost related to the nonvested portion of the PRSAs not yet recognized in the consolidated statement of operations was $0.3 million and is expected to be recognized over a weighted average period of 1.97 years.
The following table summarizes the Company's PRSA activity from January 1, 2016 to June 30, 2016:

	Nonvested PRSAs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested PRSAs, January 1, 2016	—	$—	$—
PRSAs granted	70,423	7.10	500,003
PRSAs vested	—	—
PRSAs canceled	—	—
Performance adjustments	(23,392)
Nonvested PRSAs, June 30, 2016	47,031	$7.10	$333,920
The PSOs were granted at "maximum" (at 200% of target). Based on actual attainment of the operating performance results through December 31, 2016 relative to maximum, actual issuance of stock options can fall anywhere between 100% and 0% of the maximum number of PSOs originally granted. As of June 30, 2016, future compensation cost related to the nonvested portion of the PSOs not yet recognized in the consolidated statement of operations was $0.3 million and is expected to be recognized over a weighted average period of 1.97 years.
The following table summarizes the Company's PSO activity from January 1, 2016 to June 30, 2016:

	PSOs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
PSOs Outstanding, January 1, 2016	—	$—	$—
PSOs granted	314,465	3.24	1,000,242
PSOs released	—	—
PSOs cancelled	—	—
Performance adjustments	(209,460)	3.24
PSOs Outstanding, June 30, 2016	105,005	3.24	333,997
Vested and expected to vest at June 30, 2016	—	—	—
Exercisable at June 30, 2016	—	$—	$—

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Market Conditioned:
In addition to the market condition, the MRSAs and MSOs also have a service condition. Vesting of these MRSAs and MSOs are dependent upon whether the Company achieves predetermined growth rates of total shareholder return for the two-year measurement period beginning on January 4, 2016 and ending on December 29, 2017. Following the end of the market performance measurement period on December 29, 2017, MRSAs issued based on total shareholder return will vest annually on a pro-rata basis over three years beginning April 4, 2018. The Company records compensation expense ratably for each vesting tranche of the MRSAs and MSOs based on the Monte Carlo fair value estimated on the grant date, regardless of meeting or not meeting the market conditions.
The MRSAs were granted at "target" (at 100% of target). Based upon actual attainment of total shareholder return growth rate results through December 29, 2017 relative to target, actual issuance of RSAs can fall anywhere between a maximum of 200% and 0% of the target number of MRSAs originally granted. As of June 30, 2016, future compensation cost related to the nonvested portion of the MRSAs not yet recognized in the consolidated statement of operations was $0.4 million and is expected to be recognized over a weighted average period of 3.01 years.
The following table summarizes the Company's MRSA activity from January 1, 2016 to June 30, 2016:

	Nonvested MRSAs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested MRSAs, January 1, 2016	—	$—	$—
MRSAs granted	70,423	6.17	434,510
MRSAs vested	—	—
MRSAs canceled	—	—
Nonvested MRSAs, June 30, 2016	70,423	$6.17	$434,510
The MSOs were granted at "maximum" (at 200% of target). Based on actual attainment of total shareholder return growth rate results through December 29, 2017 relative to maximum, actual issuance of stock options can fall anywhere between 100% and 0% of the maximum number of MSOs originally granted. As of June 30, 2016, future compensation cost related to the nonvested portion of the MSOs not yet recognized in the consolidated statement of operations was $0.3 million and is expected to be recognized over a weighted average period of 3.01 years.
The following table summarizes the Company's MSO activity from January 1, 2016 to June 30, 2016:

	MSOs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
MSOs Outstanding, January 1, 2016	—	$—	$—
MSOs granted	314,465	0.94	294,550
MSOs released	—	—
MSOs cancelled	—	—
MSO Outstanding, June 30, 2016	314,465	0.94	294,550
Vested and expected to vest at June 30, 2016	—	—	—
Exercisable at June 30, 2016	—	$—	$—
12. STOCKHOLDERS' EQUITY
At June 30, 2016, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2016, the Company had shares of common stock issued of 23,452,343 and shares of common stock outstanding of 22,452,343.

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
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, or the six months ended June 30, 2016. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
13. RESTRUCTURING
2016 Restructuring Plan
In the first quarter of 2016, the Company announced and initiated actions to withdraw the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of Enterprise & Education Language offerings. The Company has also initiated processes to close its software development operations in France and China.
Restructuring charges included in the Company’s unaudited consolidated statement of operations related to the 2016 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in France, China, Brazil, Canada, Spain, Mexico, U.S. and the U.K.;

•	Contract termination costs associated with operating lease terminations from office closures; and

•	Other related costs.
The following table summarizes activity with respect to the restructuring charges for the 2016 Restructuring Plan during the six months ended June 30, 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at June 30, 2016
Severance costs	$—	$4,401	$(2,015)	$—	$2,386
Contract termination costs	—	94	—	(69)	25
Other costs	—	441	(95)	(74)	272
Total	$—	$4,936	$(2,110)	$(143)	$2,683
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash lease closure expense and foreign currency translation adjustments.
2015 Restructuring Plan
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. The Company committed to the 2015 Restructuring Plan and has completed a large portion of the 2015 Restructuring Plan as of June 30, 2016. The Company does not expect to incur any additional restructuring costs in connection with the 2015 Restructuring Plan.

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
The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the six months ended June 30, 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at June 30, 2016
Severance costs	$252	$85	$(240)	$—	$97
Contract termination costs	—	—	—	—	—
Other costs	—	—	—	—	—
Total	$252	$85	$(240)	$—	$97
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.
Restructuring Cost
The following table summarizes the major types of costs associated with the 2016 and 2015 Restructuring Plans for the three and six months ended June 30, 2016 and 2015, and total costs incurred through June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Incurred through
	2016	2015	2016	2015	June 30, 2016
Severance costs	$2,233	$1,146	$4,486	$7,159	$11,726
Contract termination costs	94	1,135	94	1,135	1,228
Other costs	185	164	441	410	858
Total	$2,512	$2,445	$5,021	$8,704	$13,812
As of June 30, 2016, the entire restructuring liability of $2.8 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents total restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$477	$60	$572	$97
Sales and marketing	734	1,290	2,219	4,414
Research and development	579	97	928	701
General and administrative	722	998	1,302	3,492
Total	$2,512	$2,445	$5,021	$8,704
These restructuring expenses are not allocated to any reportable segment under our definition of segment contribution as defined in Note 16 "Segment Information."

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

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
A summary of the Company’s lease abandonment activity for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	As of June 30,
	2016	2015
Accrued lease abandonment costs, beginning of period	$1,281	$1,679
Costs incurred and charged to expense	30	—
Principal reductions	(217)	(259)
Accrued lease abandonment costs, end of period	$1,094	$1,420
Accrued lease abandonment costs liability:
Short-term	$434	$428
Long-term	660	992
Total	$1,094	$1,420
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. COMMITMENTS AND CONTINGENCIES (Continued)

The following table summarizes future minimum operating lease payments for the remaining six months of 2016 and the years thereafter (in thousands):

As of June 30, 2016
Periods Ending December 31,
2016-remaining	$2,456
2017	4,019
2018	3,770
2019	1,253
2020	962
Thereafter	590
Total	$13,050
Total expenses under operating leases are $1.0 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively.  Total expenses under operating leases are $2.1 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively.
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
Litigation
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
Operating results by segment for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Enterprise & Education Language	$17,490	$18,558	$35,821	$37,556
Literacy	7,950	4,733	15,527	8,903
Consumer	20,276	28,120	42,370	63,394
Total revenue	$45,716	$51,411	$93,718	$109,853
Segment contribution:
Enterprise & Education Language	$6,752	$4,601	$12,852	$8,796
Literacy	1,236	(193)	2,274	(317)
Consumer	3,862	9,454	8,811	16,775
Total segment contribution	$11,850	$13,862	$23,937	$25,254
Unallocated expenses, net:
Unallocated cost of sales	$1,515	$656	$2,536	$1,318
Unallocated sales and marketing	1,825	2,290	4,372	6,790
Unallocated research and development	6,748	6,953	13,319	15,925
Unallocated general and administrative	9,616	11,000	19,751	25,994
Unallocated non-operating expense/(income)	(816)	589	(1,945)	2,254
Unallocated impairment	2,902	160	2,902	451
Unallocated lease abandonment expense	30	—	30	—
Total unallocated expenses, net	$21,820	$21,648	$40,965	$52,732
Loss before income taxes	$(9,970)	$(7,786)	$(17,028)	$(27,478)

Segment contribution margin:
Enterprise & Education Language	38.6%	24.8%	35.9%	23.4%
Literacy	15.5%	(4.1)%	14.6%	(3.6)%
Consumer	19.0%	33.6%	20.8%	26.5%
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$37,626	$41,539	$77,421	$87,728
International	8,090	9,872	16,297	22,125
Total	$45,716	$51,411	$93,718	$109,853

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes long-lived assets by geographic area classified as held and used as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
United States	$21,142	$18,704
International	3,551	3,828
Total	$24,693	$22,532
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Language learning	$36,612	$45,713	$75,839	$98,878
Literacy	7,950	4,733	15,527	8,903
Brain fitness	1,154	965	2,352	2,072
Total	$45,716	$51,411	$93,718	$109,853

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
In pursuing these priorities, we will (i) allocate capital to the areas of our business that we believe have the greatest growth potential, including our literacy-learning business, (ii) focus our businesses on their best customers, including K-12 learners primarily in North America, Corporate learners primarily in North America and Northern Europe in our Enterprise & Education Language segment, and passionate learners in the United States and select non-U.S. geographies in our Consumer language business, and (iii) optimize the sales and marketing costs for these businesses and the costs of our business overall.
On March 14, 2016, we announced the 2016 Restructuring Plan, outlining our withdrawal of the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings. These operations were adding sales, but at too high a cost and without the near-term ability to capture scale efficiencies. Where appropriate, we seek to operate through partners in the geographies being exited. We have also initiated processes to close the software development operations in France and China. These actions are additive to the 2015 Restructuring Plan to accelerate and prioritize our focus on satisfying the needs of more passionate Corporate and K-12 learners, and emphasizing those who need to speak and read English. If our intentions are realized, the 2016 Restructuring Plan will reduce headcount by approximately 17% of our year-end 2015 full-time workforce and is expected to result in annual cost savings of approximately $19.0 million. As it will take time to exit certain geographies, the full benefit of these changes will not be realized until the second half of 2016 or early 2017. See Note 2 "Summary of Significant Accounting Policies" and Note 13 "Restructuring" of Part 1 - Item 1, Financial Statements for additional information about these strategic undertakings.
In conjunction with the 2016 and 2015 Restructuring Plans, outside financial and legal advisors have been retained to assist management and the Board of Directors with their ongoing comprehensive review to analyze potential options to improve financial performance and enhance shareholder value.
As a result of the strategic reorganization and realignment of the business, as of June 30, 2016, we currently have three operating segments, Enterprise & Education Language, Literacy, and Consumer, rather than the two operating segments (Enterprise & Education and Consumer) we had as of December 31, 2015. The Enterprise & Education Language segment derives language learning revenue from sales to educational institutions, government agencies and corporations worldwide. The Literacy segment derives revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The Consumer segment derives revenue from sales to individuals and retail partners. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense.
Enterprise & Education Language segment contribution increased to $6.8 million with segment contribution margin of 39% for the three months ended June 30, 2016 as compared to segment contribution of $4.6 million and segment contribution margin of 25% for the three months ended June 30, 2015. The dollar and margin increases were primarily due to lower sales and marketing expenses due to a reduced headcount and other cost saving measures. Literacy segment contribution increased to $1.2 million with segment contribution margin of 16% for the three months ended June 30, 2016 as compared to a segment contribution loss of $0.2 million and segment contribution margin of negative 4% for the three months ended June 30, 2015. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, offset by an increase in sales and marketing expense due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Consumer segment contribution decreased from $9.5 million with a segment contribution margin of 34% for the three months ended June 30, 2015 to $3.9 million with a segment contribution margin of 19% for the three months ended June 30, 2016. The dollar and margin decrease in Consumer segment contribution reflects the $7.8 million decrease in Consumer revenue, largely driven by the one-time impact of $3.6 million from a reduction in the suggested retail value as a result of the price protection granted to retail partners.

For the six months ended June 30, 2016, Enterprise & Education Language segment contribution increased to $12.9 million with a segment contribution margin of 36% compared to $8.8 million for the six months ended June 30, 2015 with a segment contribution margin of 23%. The dollar and margin increases are primarily due to the cost reduction initiatives in early 2016 as compared to the prior year. Literacy segment contribution increased to $2.3 million with segment contribution margin of 15% for the six months ended June 30, 2016 as compared to a segment contribution loss of $0.3 million and segment contribution margin of negative 4% for the six months ended June 30, 2015. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, offset by an increase in sales and marketing expense due to the transition to a direct sales team and support infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Consumer segment contribution decreased from $16.8 million with a contribution margin of 26% for the six months ended June 30, 2015 to $8.8 million with a contribution margin of 21% for the six months ended June 30, 2016. The dollar and margin decrease in Consumer segment contribution is primarily due to a decrease in Consumer revenue of $21.0 million, which includes the one-time impact of $3.6 million from a reduction in the suggested retail value as a result of the price protection granted to retail partners.
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
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer products predominantly through our direct sales channels, primarily our website and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our Enterprise & Education Language, Literacy, and our Consumer sales channels because the customers and revenue drivers of these channels are different.
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
Research and Development.    Research and development expenses consist primarily of employee compensation costs, consulting fees, and overhead costs associated with development of our solutions. Our development efforts are primarily based in the U.S. and are devoted to modifying and expanding our offering portfolio through the addition of new content, as well as new paid and complementary products and services to our language-learning, literacy, and brain fitness solutions.
General and Administrative.    General and administrative expenses consist primarily of shared services, such as personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to acquisition and other corporate expenses.
Impairment.   Impairment expenses consist primarily of goodwill impairment, impairment of long-lived assets, and impairment expense related to the abandonment of previously capitalized internal-use software projects.
Lease Abandonment and Termination.   Lease abandonment and termination expenses include the recognition of costs associated with the termination or abandonment of our office operating leases, such as early termination fees and expected lease termination costs.
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
Income Tax Benefit and Expense
Income tax benefit and expense consists of federal, state and foreign income taxes. We regularly evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax assets to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We assess the likelihood that the deferred tax assets will be realizable at each reporting period, and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
For the three and six months ended June 30, 2016, we incurred an income tax benefit of $1.0 million and $0.5 million, respectively, despite incurring losses before taxes of $10.0 million and $17.0 million, respectively, resulting in worldwide effective tax rates of 9.9% and 3.2%, respectively. These tax rates resulted from current year losses in Canada including a $1.7 million goodwill impairment charge that was non-deductible for tax purposes. The tax benefit was partially offset by tax expense related to current year income of operations in Germany and the U.K., as well as the tax impact of amortization of indefinite lived intangibles.
For the year ended December 31, 2015, we recorded an income tax expense of $1.2 million primarily attributable to losses before tax of $45.6 million resulting in worldwide effective tax rate of (2.5)%. The tax rate resulted from tax benefits related to the tax impact of the goodwill impairment charges taken in the first and fourth quarters of 2014 and tax benefits related to current year losses in Canada and France. The tax benefits were only partially offset by tax expense related to income of operations in Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this annual report on Form 10-Q:
•Revenue Recognition
•Stock-based Compensation
•Goodwill
•Intangible Assets
•Valuation of Long-Lived Assets
•Restructuring Costs
•Income Taxes
For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 14, 2016. There have been no significant changes in such critical accounting policies and estimates since those disclosed in our most recent Annual Report on Form 10-K, except as described below:
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
In connection with the annual goodwill impairment analysis performed as of June 30, 2016, we performed Step 1 of the goodwill impairment test for the Enterprise & Education Language and Literacy reporting units, which both resulted in fair values that substantially exceeded the carrying values, and therefore no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.
The Consumer Fit Brains reporting unit was also evaluated which resulted in a fair value that was significantly below the carrying value. The decrease in fair value was due to the second quarter 2016 strategy update for the Consumer Fit Brains business. The Consumer Fit Brains reporting unit is no longer considered central to the core strategy for our focus on language and literacy learning. Due to the continued declines in the operations since the $5.6 million partial impairment in the fourth quarter of 2015, we revised the Consumer Fit Brains financial projections in the second quarter of 2016 assuming reduced media spend and reduced revenue in 2016 and beyond. The change in operating plans and the lack of cushion since the fourth quarter 2015 impairment resulted in an implied fair value of goodwill that was significantly below its carrying value. As a result, we recorded an impairment loss of $1.7 million, which represents a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill.
For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part II, Item 1A of this Report. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Results of Operations
Comparison of the three months ended June 30, 2016 and the three months ended June 30, 2015
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$7,959	$14,209	$(6,250)	(44.0)%
Subscription and service	37,757	37,202	555	1.5%
Total revenue	45,716	51,411	(5,695)	(11.1)%
Cost of revenue:
Cost of product revenue	2,389	3,719	(1,330)	(35.8)%
Cost of subscription and service revenue	5,575	5,301	274	5.2%
Total cost of revenue	7,964	9,020	(1,056)	(11.7)%
Gross profit	37,752	42,391	(4,639)	(10.9)%
Operating expenses:
Sales and marketing	28,740	30,555	(1,815)	(5.9)%
Research and development	6,748	6,953	(205)	(2.9)%
General and administrative	10,118	11,920	(1,802)	(15.1)%
Impairment	2,902	160	2,742	1,713.8%
Lease abandonment and termination	30	—	30	100.0%
Total operating expenses	48,538	49,588	(1,050)	(2.1)%
Loss from operations	(10,786)	(7,197)	(3,589)	49.9%
Other income and (expense):
Interest income	10	7	3	42.9%
Interest expense	(121)	(93)	(28)	30.1%
Other income and (expense)	927	(503)	1,430	(284.3)%
Total other income and (expense)	816	(589)	1,405	(238.5)%
Loss before income taxes	(9,970)	(7,786)	(2,184)	28.1%
Income tax (benefit) expense	(992)	389	(1,381)	(355.0)%
Net loss	$(8,978)	$(8,175)	$(803)	9.8%
Total revenue decreased to $45.7 million for the three months ended June 30, 2016 from $51.4 million for the three months ended June 30, 2015. The decline in revenue was due to a decrease in Consumer revenue of $7.8 million, a decrease in Enterprise & Education revenue of $1.1 million, partially offset by an increase in Literacy revenue of $3.2 million.
The operating loss for the three months ended June 30, 2016 totaled $10.8 million, compared to an operating loss of $7.2 million for the three months ended June 30, 2015. Operating expenses decreased $1.1 million, primarily comprised of decreases of $1.8 million in sales and marketing expenses, $1.8 million in general and administrative expenses, and $0.2 million in research and development expenses, which were partially offset by a $2.7 million increase in impairment charges. The decrease in general and administrative expenses and sales and marketing expenses reflects the continued savings as a result of the ongoing expense reduction actions. The $1.1 million reduction in operating expenses partially offset a decrease in gross profit of $4.6 million, driven by a $5.7 million decrease in revenue only partially offset by a $1.1 million decrease in cost of revenue, which lead to an overall $3.6 million increase in the loss from operations.

The following table sets forth revenue for our three operating segments for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				2016 Versus 2015
	2016		2015		Change	% Change
Enterprise & Education Language	$17,490	38.2%	$18,558	36.1%	$(1,068)	(5.8)%
Literacy	7,950	17.4%	4,733	9.2%	3,217	68.0%
Consumer	20,276	44.4%	28,120	54.7%	(7,844)	(27.9)%
Total Revenue	$45,716	100.0%	$51,411	100.0%	$(5,695)	(11.1)%
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $1.1 million, or 6%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. The decrease in Enterprise & Education Language revenue reflects a decrease of $1.3 million in the corporate channel, which was partially offset by an increase of $0.2 million in our education channel. We expect revenue associated with the Enterprise & Education Language business will decline as we execute our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners.
Literacy Segment
Literacy revenue increased $3.2 million, or 68%, from the three months ended June 30, 2015 to $7.9 million for the three months ended June 30, 2016, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $9.2 million in the second quarter of 2016 compared to $6.9 million in the second quarter of 2015, and the Literacy pro-forma growth would have been 33% year-over-year. We continue to experience these purchase accounting impacts for the Literacy segment due to the typical subscription length. As a result, we expect year over year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower revenue growth rates than what we experienced in the second quarter of 2016.
Consumer Segment
Consumer revenue decreased $7.8 million, or 28%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. This decrease was primarily due to reductions in revenue from our retail and direct-to-consumer sales channels of $5.6 million and $2.0 million, respectively. A significant contributor to the decrease in the retail sales channel was the planned one-time reduction in the suggested retail value in the U.S. of $3.6 million in order to price protect our resellers. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
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
The following table sets forth revenue for products and subscription and services for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				2016 Versus 2015
	2016		2015		Change	% Change
Product	$7,959	17.4%	$14,209	27.6%	$(6,250)	(44.0)%
Subscription and service	37,757	82.6%	37,202	72.4%	555	1.5%
Total revenue	$45,716	100.0%	$51,411	100.0%	$(5,695)	(11.1)%

Product Revenue
Product revenue decreased $6.3 million, or 44%, to $8.0 million during the three months ended June 30, 2016 from $14.2 million during the three months ended June 30, 2015. The primary drivers of the decrease in product revenue were decreases of $4.9 million and $0.9 million in the retail and direct-to-consumer sales channels, respectively, within our Consumer segment which reflect the decision to reduce the suggested retail value in the U.S. by $3.6 million. The majority of the remaining decrease in product revenue was due to a year-over-year decrease in the averages sales price of our bundled language-learning software products and secondarily due to a decline in product unit sales volume. Additionally, product revenue declined due to the ongoing transition of our sales model toward subscription sales rather than box product sales, which we expect to be 100% subscription-based by the end of 2017. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue increased $0.6 million, or 1%, to $37.8 million for the three months ended June 30, 2016 from $37.2 million for the three months ended June 30, 2015. The increase in subscription and service revenue was due to an increase in the Literacy segment of $3.2 million, which was partially offset by decreases of $2.1 million in the Consumer segment and $0.6 million in the Enterprise & Education Language segment. As earlier noted, the 68% increase in Literacy revenue is due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition, which had the effect of lowering prior year revenue. The decline in Consumer revenue was comprised of decreases in the direct-to-consumer, global retail and homeschool sales channels of $1.1 million, $0.7 million, and $0.5 million, respectively. The Enterprise & Education Language business realized a net decrease of $0.6 million comprised of a $1.0 million decline in the corporate sales channel, partially offset by an increase of $0.4 million in the education sales channels.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$7,959	$14,209	$(6,250)	(44.0)%
Subscription and service	37,757	37,202	555	1.5%
Total revenue	45,716	51,411	(5,695)	(11.1)%
Cost of revenue:
Cost of product revenue	2,389	3,719	(1,330)	(35.8)%
Cost of subscription and service revenue	5,575	5,301	274	5.2%
Total cost of revenue	7,964	9,020	(1,056)	(11.7)%
Gross profit	$37,752	$42,391	$(4,639)	(10.9)%
Gross margin percentages	82.6%	82.5%	0.1%
Total cost of revenue decreased $1.1 million for the three months ended June 30, 2016 from $9.0 million for the three months ended June 30, 2015. The change in total cost of revenue was primarily due to a $0.7 million decrease in physical inventory costs due to the reduction in sales of physical product, and a corresponding decrease in freight and payment processing fees of $0.3 million and $0.2 million, respectively, also due to the reduction in sales.
Cost of Product Revenue
Cost of product revenue for the three months ended June 30, 2016 was $2.4 million, a decrease of $1.3 million, or 36%, from the three months ended June 30, 2015. As a percentage of product revenue, cost of product revenue increased to 30% for the three months ended June 30, 2016 compared to 26% for the three months ended June 30, 2015. The dollar decrease in cost of product revenue was primarily due to decreases of $0.4 million, $0.3 million, $0.2 million, $0.1 million, and $0.1 million in inventory costs, payroll and benefits, freight, commission and processing fee costs, respectively, due to the shift away from hard product sales to online subscription sales.

Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended June 30, 2016 was $5.6 million, an increase of $0.3 million, or 5%, from the three months ended June 30, 2015. As a percentage of subscription and service revenue, cost of subscription and service revenue increased slightly to 15% for the three months ended June 30, 2016 compared to 14% for the same prior year period. The dollar and percentage increase was primarily due to increases in allocated costs from a higher allocation rate associated with the increase in subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Gross Profit
Gross profit decreased $4.6 million to $37.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Gross profit percentage remained flat at 83% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The dollar decrease in gross profit was primarily due to the decrease in revenue.
Operating Expenses

	Three Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$28,740	$30,555	$(1,815)	(5.9)%
Research and development	6,748	6,953	(205)	(2.9)%
General and administrative	10,118	11,920	(1,802)	(15.1)%
Impairment	2,902	160	2,742	1,713.8%
Lease abandonment and termination	30	—	30	100.0%
Total operating expenses	$48,538	$49,588	$(1,050)	(2.1)%
In the first quarter of 2015, we announced and initiated actions to reduce headcount and other costs in order to support our 2015 strategic shift in business focus. In the first quarter of 2016, we announced and initiated actions to exit the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of our Enterprise & Education Language offerings and close our software development operations in France and China.
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
The following table presents restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our results from operations:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cost of revenue	$477	$60
Sales and marketing	734	1,290
Research and development	579	97
General and administrative	722	998
Total	$2,512	$2,445
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2016 were $28.7 million, a decrease of $1.8 million, or 6%, from the three months ended June 30, 2015. As a percentage of total revenue, sales and marketing expenses increased to 63% from 59% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in sales and marketing expense was primarily due to a $1.2 million decrease in contract termination fees associated with the 2015 Restructuring Plan and the initial cost savings associated with the 2016 Restructuring Plan. In connection with our 2016 strategy, we intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $6.7 million for the three months ended June 30, 2016, a slight decrease of $0.2 million, or 3%, from the three months ended June 30, 2015. As a percentage of total revenue, research and development expenses increased slightly from 14% to 15% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The dollar decrease was primarily due to the decrease in professional services expense due to the capitalization of consulting work to develop the Language Learning Suite for Enterprise and other new products. In accordance with our shift in strategy, we continue to focus our product investment on the development of the Language Learning Suite for Enterprise, a single solution that will integrate our foundations, advantage and advanced English for business products, enhance our reporting and administrator tools and extend our assessment capabilities. We expect to maintain our current level of investment in our research and development expenses as we address these initiatives.
General and Administrative Expenses
General and administrative expenses decreased $1.8 million to $10.1 million for the three months ended June 30, 2016 compared to $11.9 million for the three months ended June 30, 2015. As a percentage of revenue, general and administrative expenses decreased slightly to 22% from 23% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The primary factors driving the decrease in general and administrative expenses were a reduction in payroll and benefits expense and a reduction in bad debt expense. Payroll and benefits expense decreased $0.5 million due to the higher stock compensation expense in the prior year associated with the 2015 Restructuring Plan. Bad debt expense decreased $0.5 million due to better collection efforts. We expect our general and administrative expenses to continue to decline as we take steps to reduce costs. However, as a result of shareholder engagement and execution of our accelerated strategy, our general and administrative expenses may increase in the near term.
Impairment
Impairment expenses were $2.9 million for the three months ended June 30, 2016, an increase of $2.7 million compared to the three months ended June 30, 2015. The increase was due to the 2016 second quarter Fit Brains impairment of goodwill of $1.7 million and intangible assets of $1.2 million, which was partially offset by a prior year impairment charge related to the abandonment of a previously capitalized internal-use software project.
Interest and Other Income (Expense)

	Three Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Interest income	$10	$7	$3	42.9%
Interest expense	(121)	(93)	(28)	30.1%
Other income and (expense)	927	(503)	1,430	(284.3)%
Total other income and (expense)	$816	$(589)	$1,405	(238.5)%
Interest income for the three months ended June 30, 2016 was $10,000, an increase of $3,000, or 43%, from the three months ended June 30, 2015. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended June 30, 2016 was $0.1 million, an increase of $28,000 from the three months ended June 30, 2015, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended June 30, 2016 was income of $0.9 million, a change of $1.4 million, from an expense of $0.5 million for the three months ended June 30, 2015. The change is driven by favorable foreign exchange impacts in the current period.

Income Tax Benefit and Expense

	Three Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(992)	$389	$(1,381)	(355.0)%
Our income tax benefit for the three months ended June 30, 2016 was $1.0 million, compared to income tax expense of $0.4 million for the three months ended June 30, 2015. The change primarily resulted from increased pretax losses in Canada including a $1.7 million goodwill impairment charge related to Fit Brains.

Comparison of the six months ended June 30, 2016 and the six months ended June 30, 2015
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$17,990	$34,183	$(16,193)	(47.4)%
Subscription and service	75,728	75,670	58	0.1%
Total revenue	93,718	109,853	(16,135)	(14.7)%
Cost of revenue:
Cost of product revenue	5,034	9,356	(4,322)	(46.2)%
Cost of subscription and service revenue	10,978	10,966	12	0.1%
Total cost of revenue	16,012	20,322	(4,310)	(21.2)%
Gross profit	77,706	89,531	(11,825)	(13.2)%
Operating expenses:
Sales and marketing	59,533	70,705	(11,172)	(15.8)%
Research and development	13,319	15,925	(2,606)	(16.4)%
General and administrative	20,895	27,674	(6,779)	(24.5)%
Impairment	2,902	451	2,451	543.5%
Lease abandonment and termination	30	—	30	100.0%
Total operating expenses	96,679	114,755	(18,076)	(15.8)%
Loss from operations	(18,973)	(25,224)	6,251	(24.8)%
Other income and (expense):
Interest income	23	11	12	109.1%
Interest expense	(233)	(181)	(52)	28.7%
Other expense	2,155	(2,084)	4,239	(203.4)%
Total other income and (expense)	1,945	(2,254)	4,199	(186.3)%
Loss before income taxes	(17,028)	(27,478)	10,450	(38.0)%
Income tax (benefit) expense	(543)	581	(1,124)	(193.5)%
Net loss	$(16,485)	$(28,059)	$11,574	(41.2)%
Total revenue decreased to $93.7 million for the six months ended June 30, 2016 from $109.9 million for the six months ended June 30, 2015. The decline in revenue was due to a decrease in Consumer revenue of $21.0 million, a decrease in Enterprise & Education revenue of $1.7 million, which was partially offset by an increase in Literacy revenue of $6.6 million.
The operating loss for the six months ended June 30, 2016 totaled $19.0 million, compared to an operating loss of $25.2 million for the six months ended June 30, 2015. Operating expenses decreased $18.1 million, which was comprised of decreases of $11.2 million in sales and marketing expenses, $6.8 million in general and administrative expenses, and $2.6 million in research and development expenses, which were partially offset by a $2.5 million increase in impairment charges. The decrease in sales and marketing, research and development, and general and administrative operating expenses reflects the continued cost savings initiatives. Gross profit decreased $11.8 million, driven by a $16.1 million decrease in revenue only partially offset by a $4.3 million decrease in cost of revenue.

The following table sets forth revenue for our three operating segments for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Six Months Ended June 30,				2016 Versus 2015
	2016		2015		Change	% Change
Enterprise & Education Language	$35,821	38.2%	$37,556	34.2%	$(1,735)	(4.6)%
Literacy	15,527	16.6%	8,903	8.1%	6,624	74.4%
Consumer	42,370	45.2%	63,394	57.7%	(21,024)	(33.2)%
Total Revenue	$93,718	100.0%	$109,853	100.0%	$(16,135)	(14.7)%
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $1.7 million, or 5%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. The decrease in Enterprise & Education Language revenue reflects a decrease of $2.5 million in the corporate channel, which was partially offset by increases of $0.5 million and $0.4 million in our education and non-profit sales channels, respectively. We expect revenue associated with the Enterprise & Education Language business will decline as we execute our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners.
Literacy Segment
Literacy revenue increased $6.6 million, or 74%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $18.1 million for the six month period ending June 30, 2016 compared to $13.4 million in the six month period ending June 30, 2015, and the Literacy pro-forma growth would have been 36% year-over-year. We continue to experience these purchase accounting impacts for the Literacy segment due to the typical subscription length. As a result, we expect year over year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower revenue growth rates than what we experienced in the first half of 2016.
Consumer Segment
Consumer revenue decreased $21.0 million, or 33%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. This decrease was largely due to reductions in revenue from our direct-to-consumer, retail and homeschool sales channels of $11.6 million, $8.6 million, and $1.2 million, respectively. These declines reflect the decision to significantly curtail promotional pricing under our shift in strategy. The reduction in the retail channel was due in part to the planned reduction in the suggested retail value in the U.S. which impacted Consumer revenues by $3.6 million. In connection with our recent shift in strategy to focus on the passionate learner, we have been and expect to be more disciplined with pricing, relying much less on discounting, which may continue to negatively impact our Consumer revenue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
Revenue by Product Revenue and Subscription and Service Revenue
The following table sets forth revenue for products and subscription and services for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Six Months Ended June 30,				2016 Versus 2015
	2016		2015		Change	% Change
Product	$17,990	19.2%	$34,183	31.1%	$(16,193)	(47.4)%
Subscription and service	75,728	80.8%	75,670	68.9%	58	0.1%
Total revenue	$93,718	100.0%	$109,853	100.0%	$(16,135)	(14.7)%
Product Revenue
Product revenue decreased $16.2 million, or 47%, to $18.0 million during the six months ended June 30, 2016 from $34.2 million during the six months ended June 30, 2015. Product revenue decreased $8.0 million and $7.4 million in the retail and direct-to-consumer sales channels, respectively, within the Consumer segment. The decrease in retail sales is due in part to the reduction in suggested retail value in the U.S. which negatively impacted product revenue by $3.6 million. The majority of the remaining decrease in product revenue was due to a year-over-year decline in product unit sales volume and secondarily due to a decrease in the averages sales price of our bundled language-learning software products. Product revenue also decreased due to the continued shift away from product revenue as we carry out our strategy to accelerate the migration of our Consumer business to our subscription-based products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue was flat at $75.7 million for the six months ended June 30, 2016 and the six months ended June 30, 2015. Literacy segment revenue increased by $6.6 million due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition, which had the effect of lowering prior year revenue. Within the Enterprise & Education Language segment, the corporate sales channel decreased $2.0 million, which was partially offset by increases in the education and non-profit sales channels of $0.5 million and $0.4 million, respectively. Consumer segment subscription and service revenue declined by $5.4 million, driven by declines in the direct-to-consumer, homeschool, and retail channels of $4.1 million, $1.0 million, and $0.6 million, respectively.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Six Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$17,990	$34,183	$(16,193)	(47.4)%
Subscription and service	75,728	75,670	58	0.1%
Total revenue	93,718	109,853	(16,135)	(14.7)%
Cost of revenue:
Cost of product revenue	5,034	9,356	(4,322)	(46.2)%
Cost of subscription and service revenue	10,978	10,966	12	0.1%
Total cost of revenue	16,012	20,322	(4,310)	(21.2)%
Gross profit	$77,706	$89,531	$(11,825)	(13.2)%
Gross margin percentages	82.9%	81.5%	1.4%
Total cost of revenue decreased $4.3 million for the six months ended June 30, 2016 from $20.3 million for the six months ended June 30, 2015. The decrease in total cost of revenue was primarily due to decreases in inventory expense, freight and payment processing fees, and professional services. Inventory expense declined $2.0 million due to the decrease in box product sales. Freight and processing fees decreased $1.3 million due to the decrease in sales. Professional service cost decreased $0.4 million due to reduced spending on outside services for consumer product support.
Cost of Product Revenue
Cost of product revenue for the six months ended June 30, 2016 was $5.0 million, a decrease of $4.3 million, or 46%, from the six months ended June 30, 2015. As a percentage of product revenue, cost of product revenue increased slightly to 28% from 27% for the six months ended June 30, 2016 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar decrease in cost of product revenue was primarily due to decreases of $1.2 million, $1.0 million, $0.9 million, and $0.4 million in inventory costs, payroll and benefits, freight and payment processing costs, and commissions, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the six months ended June 30, 2016 was $11.0 million, which was flat as compared to the six months ended June 30, 2015. As a percentage of subscription and service revenue, cost of subscription and service revenue remained flat at 14% for the six months ended June 30, 2016 compared to the same prior year period.
Gross Profit
Gross profit decreased $11.8 million to $77.7 million for the six months ended June 30, 2016 compared to $89.5 million for the six months ended June 30, 2015. Gross profit percentage increased slightly to 83% from 82% for the six months ended

June 30, 2016 compared to the six months ended June 30, 2015. The dollar decrease in gross profit was primarily due to the decrease in revenue. The increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.
Operating Expenses

	Six Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$59,533	$70,705	$(11,172)	(15.8)%
Research and development	13,319	15,925	(2,606)	(16.4)%
General and administrative	20,895	27,674	(6,779)	(24.5)%
Impairment	2,902	451	2,451	543.5%
Lease abandonment and termination	30	—	30	100.0%
Total operating expenses	$96,679	$114,755	$(18,076)	(15.8)%
In the first quarter of 2015, we announced and initiated actions to reduce headcount and other costs in order to support our 2015 strategic shift in business focus. In the first quarter of 2016, we announced and initiated actions to exit the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of our Enterprise & Education Language offerings and to close our software development operations in France and China.
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
The following table presents restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our results from operations:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cost of revenue	$572	$97
Sales and marketing	2,219	4,414
Research and development	928	701
General and administrative	1,302	3,492
Total	$5,021	$8,704
While there were restructuring plans initiated in each of the six-month periods ended June 30, 2016 and 2015, the severance expenses in the first half of 2015 were greater than the severance expenses in the first half of 2016, primarily due to the number of headcount reductions in senior management in 2015.
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2016 were $59.5 million, a decrease of $11.2 million, or 16%, from the six months ended June 30, 2015. As a percentage of total revenue, sales and marketing expenses was flat at 64% for the six months ended June 30, 2016 and for the six months ended June 30, 2015. The decrease in sales and marketing expense was primarily due to decreases in payroll and benefits, professional services, media and marketing expenses, and amortization expense, which were partially offset by an increase in commission expense. Payroll and benefit expense decreased $4.0 million due primarily to salary savings from the reduced headcount. Professional services expenses decreased $3.4 million related to a $1.2 million contract termination fee associated with the 2015 Restructuring Plan and other reductions in the consumer market. Media expenses decreased $2.4 million, comprised of a reduction of $1.8 million in offline media and a decrease of $0.6 million in online media. Marketing expenses decreased $1.3 million due to overall decreased spend in advertising and retail visual displays due to the change in focus in the general consumer market.

Research and Development Expenses
Research and development expenses were $13.3 million for the six months ended June 30, 2016, a decrease of $2.6 million, or 16%, from the six months ended June 30, 2015. As a percentage of total revenue, research and development expenses remained flat at 14% for the six months ended June 30, 2016 and the six months ended June 30, 2015. The dollar decrease was primarily due to a reduction in payroll and benefits expense of $1.7 million driven by increased capitalized labor projects associated with the Language Learning Suite for Enterprise and other new products and the reduced headcount.
General and Administrative Expenses
General and administrative expenses decreased $6.8 million to $20.9 million for the six months ended June 30, 2016 compared to $27.7 million for the six months ended June 30, 2015. As a percentage of revenue, general and administrative expenses decreased to 22% for the six months ended June 30, 2016 from 25% for the six months ended June 30, 2015. The decrease in general and administrative expenses was due to reductions in payroll and benefits, communications, and bad debt. Payroll and benefits decreased $4.3 million driven by the reduction in headcount, heavier executive restructuring accruals in the prior year related to the 2015 Restructuring Plan, and reductions in stock compensation expense related to the change in CEO in the second quarter of 2015. Communications expense decreased $0.7 million due to cost savings identified related to hosting fees. Bad debt expense decreased by $0.7 million due to improvements in accounts receivable collections.
Impairment
Impairment expenses were $2.9 million for the six months ended June 30, 2016, a increase of $2.5 million, or 543%, from the six months ended June 30, 2015. The increase was due to the 2016 second quarter Fit Brains impairment of goodwill of $1.7 million and intangible assets of $1.2 million, which was partially offset by a prior year impairment charge related to the abandonment of a previously capitalized internal-use software project.
Interest and Other Income (Expense)

	Six Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Interest income	$23	$11	$12	109.1%
Interest expense	(233)	(181)	(52)	28.7%
Other income and (expense)	2,155	(2,084)	4,239	(203.4)%
Total other income and (expense)	$1,945	$(2,254)	$4,199	(186.3)%
Interest income for the six months ended June 30, 2016 was $23,000, an increase of $12,000, or 109%, from the six months ended June 30, 2015. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the six months ended June 30, 2016 was $0.2 million, an increase of $0.1 million from the six months ended June 30, 2015, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the six months ended June 30, 2016 was income of $2.2 million, a favorable change of $4.2 million, from an expense of $2.1 million for the six months ended June 30, 2015. The change is primarily attributable to foreign exchange fluctuations.
Income Tax Benefit and Expense

	Six Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(543)	$581	$(1,124)	(193.5)%
Our income tax benefit for the six months ended June 30, 2016 was $0.5 million, compared to income tax expense of $0.6 million for the six months ended June 30, 2015. The change primarily resulted from the increased losses in Canada year-over-year including a $1.7 million goodwill impairment charge related to Fit Brains and the impact of the 2015 Restructuring Plan in certain foreign jurisdictions.

Liquidity and Capital Resources
Our principal source of liquidity at June 30, 2016 consisted of $29.7 million in cash and cash equivalent and short-term investments, a decrease of $18.1 million compared to December 31, 2015. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities. For the six months ended June 30, 2016, we generated negative cash flows from operating activities as reflected in our consolidated statements of cash flows.
As part of our strategic shift, we have begun and continue to reorganize our business around our Enterprise & Education Language and Literacy segments while we optimize our Consumer segment for profitability and cash generation. Our operating segments are affected by different sales-to-cash patterns. Within our Enterprise & Education Language and Literacy segments, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. Consumer sales typically turn to cash more quickly than Enterprise & Education Language and Literacy sales, which tend to have longer collection cycles. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash.  We expect this trend to continue. In 2016, we expect our cash balance to decline, in part, as we execute the restructuring actions in accordance with our revised strategy and other initiatives, as well as anticipated near-term lower operating results.
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
The total obligations under the credit facility cannot exceed the lesser of (i) the total revolving commitment of $25.0 million or (ii) the borrowing base, which is calculated as 80% of eligible accounts receivable. As a result, the borrowing base will fluctuate and we expect it will follow the general seasonality of cash and accounts receivable (lower in the first half of the year and higher in the second half of the year). If the borrowing base less any outstanding amounts, plus the cash held at SVB ("Availability") is greater than $25.0 million, then we may borrow up to an additional $5.0 million, but in no case can borrowings exceed $25.0 million. Interest on borrowings accrues at the Prime Rate provided that we maintain a minimum cash and Availability balance of $17.5 million. If cash and Availability is below $17.5 million, interest will accrue at the Prime Rate plus 1%.
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $21.7 million of available credit less $4.0 million in letters of credit have been issued by Silicon Valley Bank on our behalf, resulting in a net borrowing availability of $17.7 million. We are subject to certain financial and restrictive covenants under the credit facility, which have been amended to reflect the revised outlook in connection with our 2016 Restructuring Plan. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of June 30, 2016, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of June 30, 2016 was $5.3 million. As of June 30, 2016, we do not intend to repatriate the cash from our foreign subsidiaries, however, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Cash Flow Analysis

	Six Months Ended June 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(12,425)	$(26,606)	$14,181	(53.3)%
Net cash used in investing activities	$(5,896)	$(7,121)	$1,225	(17.2)%
Net cash used in financing activities	$(401)	$(372)	$(29)	7.8%
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2016 was $12.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $16.5 million, adjusted for non-cash charges totaling $10.0 million, and an unfavorable overall change in operating assets and liabilities of $5.9 million.  Non-cash items primarily consisted of $6.6 million in depreciation and amortization expense, $2.9 million in impairment charges, and $1.8 million in stock-based compensation expense, which were partially offset by a $2.3 million gain on foreign currency transactions.
Net cash used in operating activities for the six months ended June 30, 2015 was $26.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $28.1 million, adjusted for non-cash charges totaling $13.6 million, and an unfavorable overall change in operating assets and liabilities of $12.2 million.  Non-cash items primarily consisted of $6.7 million in depreciation and amortization expense, $3.4 million in stock-based compensation expense, $1.7 million in foreign currency exchange losses, $1.0 million in bad debt expense, and $0.5 million in impairment loss. The change in the gain/loss on foreign currency translations is the result of volatile exchange rates compared to the prior year rates and volume of foreign currency transactions. The decrease in stock compensation expense was due to the higher stock compensation expense in the prior year associated with the 2015 Restructuring Plan. Bad debt expense also decreased due to improved collection efforts.
For the six months ended June 30, 2016, the primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $12.1 million, which were more than offset by decreases of $10.4 million in deferred revenue and $5.9 million in other current liabilities of $5.9 million. The decrease in accounts receivable was primarily related to the timing of sales compared to when payments are made along with the increase in sales during the fourth quarter 2015 holiday season. The decrease in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the higher renewals in the corporate sales channel in the fourth quarter. The decrease in other current liabilities is related to having fewer obligations due for marketing, advertising, and rebates as a result of our shift in strategy and ongoing cost reduction efforts.
For the six months ended June 30, 2015, the primary drivers of the change in operating assets and liabilities were a decrease in other current liabilities of $19.9 million, a decrease of $10.7 million in accounts payable, a decrease of $4.1 million in accrued compensation, a decrease of $3.9 million in deferred revenue, an increase of $1.5 million in prepaid and other current assets, an increase of $1.4 million in deferred sales commissions, an increase of $1.2 million in inventory, that were partially offset by a decrease in accounts receivable of $31.7 million. These changes primarily reflect the impacts from our initial shift in strategy and cost reduction efforts.
Net Cash Used in Investing Activities
Net cash used in investing activities was $5.9 million for the six months ended June 30, 2016, compared to $7.1 million for the six months ended June 30, 2015, a change of $1.2 million. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects increased $0.8 million related to the development of the Language Learning Suite for Enterprise and other new products. Cash used in acquisition activities decreased by $1.7 million, reflecting the remaining holdback payment associated with the 2013 Lexia acquisition which was paid in the first quarter of 2015.
Net Cash Used In Financing Activities
Net cash used in financing activities remained flat at $0.4 million for the six-month periods ended June 30, 2016 and June 30, 2015. Deferred financing fees slightly increased due to the costs associated with the March 2016 amendment to our revolving credit facility. Capital lease payments totaled $0.3 million during the six-month period ended June 30, 2016, compared to $0.4 million during the six-month period ended June 30, 2015.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of June 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$3,294	$660	$1,016	$999	$619
Operating leases	13,050	4,557	6,311	1,984	198
Total	$16,344	$5,217	$7,327	$2,983	$817
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are continuing to undertake a strategic reorganization and realignment of our business to maximize profitable growth in our Enterprise & Education Language segment by serving the needs of corporate and K-12 language learners, and prioritizing those who wish to speak and read English. In addition, we are now focusing on the needs of more passionate language learners in our Consumer segment, rather than addressing the needs of the mass marketplace. If we do not successfully execute our strategy, our revenue and profitability could decline. Our recent strategy changes include actions to reduce headcount, exit unprofitable geographies, and other cost savings initiatives. These cost reduction efforts could harm our business and results of operations by distracting management and employees, causing difficulty in hiring, motivating and retaining talented and skilled personnel, and creating uncertainty among our customers and vendors that could lead to delays or unexpected costs. Also, our ability to achieve anticipated cost savings and other benefits from these efforts is subject to many estimates and assumptions, which are subject to significant business, economic and competitive uncertainties and contingencies, some of which are beyond our control. If these estimates and assumptions are incorrect, or if other unforeseen events occur, our business and financial results could be adversely affected.
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
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading, and conversation by means of podcasts and MP3s, mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means. We estimate that there are thousands of free mobile applications on language-learning; free products are provided in at least 50 languages by private companies, universities, and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors that are focused more on user acquisition rather than profitability and funded by venture capital are able to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may generally become less interested in language learning. Although we also offer free products such as mobile apps, if we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying customers, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
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
We anticipate having to make investments in new products in the future and we may incur significant expenses without achieving the anticipated benefits of our investment or preserving our brand and reputation. Investments in new products and technology are speculative, the development cycle for products may exceed planned estimates and commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Customers might not perceive our latest offerings as providing significant new value and may reduce their purchases of our offerings, unfavorably impacting revenue. We might not achieve significant revenue from new product and service investments for a number of years, if at all. We also might not be able to develop new solutions or enhancements in time to capture business opportunities or achieve sustainable acceptance in new or existing marketplaces. Furthermore, consumers may defer purchases of our solutions in anticipation of new products or new versions from us or our competitors. A decline in consumer demand for our solutions, or any failure on our part to satisfy such changing consumer preferences, could harm our business and profitability.
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
We continue to test and offer changes to the pricing of our products. If we reduce our prices in an effort to increase our sales, this could have an adverse impact on our revenue to the extent that unit sales do not increase in a sufficient amount to compensate for the lower pricing. Reducing our pricing to individual consumers could also cause us to have to lower pricing to our Enterprise & Education customers. Any increase in the taxation of online sales could have the effect of a price increase to consumers and could cause us to have to lower our prices or could cause sales to decline. It is uncertain whether we will need to lower prices to effectively compete and what other short-term or long-term impacts could be.
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
Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recorded 65-90% of the revenue at the time of sale. Certain of our online products are sold under different subscription terms, from short-term (less than one year) to 36-month subscriptions with a corresponding license term. Selling more long-term subscriptions could result in substantially higher discounts, resulting in less cash and revenue from the initial sale to the customer and could have a substantially negative impact on our revenue, results of operations and cash flow in any quarterly reporting period. Furthermore, to the extent that customers use our products and services for only a short time after purchase, online subscription customers could be less likely to renew their subscriptions beyond the initial term with the effect that we could earn less revenue over time from each customer than historically.
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
We structure our marketing and advertising to drive potential customers to our website and call centers to purchase our solutions. If we experience technical difficulties with our website or if our call center operators do not convert inquiries into sales at expected rates, our ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging due to the expansion of our product and service offerings and the seasonality of our business. If we do not adequately train our call center operators, they may not convert inquiries into sales at an acceptable rate.
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
If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products in the future. In the past, we have encountered product development delays due to errors or defects. We would expect that, despite our testing, errors could be found in new products and product enhancements in the future. Significant errors in our products or services could lead to, among other things:

•	delays in or loss of marketplace acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades for Consumer, Literacy and Enterprise & Education customers;

•	injury to our reputation;

•	increased service expenses or payment of damages; or

•	costly litigation.
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
Our revolving credit facility contains borrowing limitations covenants and the failure to maintain a sufficient borrowing base or to comply with such covenants could prevent us from borrowing funds, and could cause any outstanding debt to become immediately payable, which might adversely impact our business.
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
We are subject to income and indirect tax in the U.S. and many foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income and indirect taxes.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  The application of indirect taxes (such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipt tax) to our businesses and to our users is complex, uncertain and evolving, in part because many of the fundamental statutes and regulations that impose indirect taxes were established before the adoption and growth of the Internet and e-commerce. We are subject to audit by multiple tax authorities throughout the world.  Although we believe our tax estimates are reasonable and accurate, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals.  The results of an audit or litigation could have a material adverse effect on our financial statements in the period or periods for which that determination is made.  Further, any changes to the U.S. or any foreign jurisdictions’ tax laws, tax rates, or the interpretation of such tax laws, including the Base Erosion Profit Shifting project being conducted by the Organization for Economic Co-operation and Development could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form any legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.
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
Competitors and other third parties, including counterfeiters, purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs in order to divert potential customers to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to protect our trademarks and confusingly similar terms from such unauthorized use, competitors and other third parties may drive potential online customers away from our websites to competing and unauthorized websites, which could harm our reputation and cause us to lose sales.
Our trademarks are limited in scope and geographic coverage and might not significantly distinguish us from our competition.
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Tell Me More, Livemocha, Lexia and FitBrains trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the

U.S. and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
We must monitor and protect our Internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.
We own several domain names related to our business. Third parties may acquire substantially similar domain names or Top Level Domains ("TLDs") that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Third parties also may acquire country-specific domain names in the form of Country Code TLDs that include our trademarks or similar terms and which prevent us from operating country-specific websites from which customers can view our products and engage in transactions with us. Moreover, the regulation of domain names in the U.S. and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars, modify the requirements for holding domain names or release additional TLDs. As a result, we may have to incur additional costs to maintain control over potentially relevant domain names or may not maintain exclusive rights to all potentially relevant domain names in the U.S. or in other countries in which we conduct business, which could harm our business or reputation. Moreover, attempts may be made to register our trademarks as new TLDs or as domain names within new TLDs and we will have to make efforts to enforce our rights against such registration attempts.
Our business depends on our strong brands, and failing to maintain or enhance the Rosetta Stone brands in a cost-effective manner could harm our operating results.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.  Exhibits

Exhibits
3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on February 23, 2009).

3.2
Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on February 23, 2009).

4.1
Specimen certificate evidencing shares of Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on February 23, 2009).

4.2
Registration Rights Agreement dated January 4, 2006 among the Company and the Investor Shareholders and other Shareholders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on November 5, 2008).

10.1*	Executive Employment Agreement between Rosetta Stone Ltd. and A. John Hass III effective as of April 1, 2016.
10.2*	Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards granted May 9, 2016.
10.3*	Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards granted May 9, 2016.
31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Date: August 3, 2016