Form 10-Q
period 2016-09-30
ROSETTA STONE INC
filed 2016-11-07
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
Commission file number: 1-34283
Rosetta Stone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	043837082 (I.R.S. Employer Identification No.)
1621 North Kent Street, Suite 1200 Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

703-387-5800
(Registrant’s telephone number, including area code)

1919 North Lynn St., 7th Fl. Arlington, Virginia
(Former name or former address, if changed since last report)

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

As of November 1, 2016, there were 22,064,243 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,221	$47,782
Restricted cash	398	80
Accounts receivable (net of allowance for doubtful accounts of $1,149 and $1,196, at September 30, 2016 and December 31, 2015, respectively)	38,096	47,327
Inventory	8,046	7,333
Deferred sales commissions	14,016	13,526
Prepaid expenses and other current assets	4,426	3,612
Total current assets	97,203	119,660
Deferred sales commissions	4,598	5,614
Property and equipment, net	25,020	22,532
Goodwill	48,991	50,280
Intangible assets, net	23,878	28,244
Other assets	1,698	2,213
Total assets	$201,388	$228,543
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,862	$10,778
Accrued compensation	11,628	8,201
Income tax payable	156	121
Obligations under capital lease	551	521
Other current liabilities	22,750	35,318
Deferred revenue	115,699	106,868
Total current liabilities	160,646	161,807
Deferred revenue	29,294	35,880
Deferred income taxes	5,868	4,998
Obligations under capital lease	2,255	2,622
Other long-term liabilities	870	826
Total liabilities	198,933	206,133
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,445 and 23,150 shares issued and 22,445 and 22,150 shares outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	189,367	185,863
Accumulated loss	(171,731)	(149,794)
Accumulated other comprehensive loss	(3,748)	(2,226)
Treasury stock, at cost, 1,000 and 1,000 shares at September 30, 2016 and December 31, 2015, respectively	(11,435)	(11,435)
Total stockholders' equity	2,455	22,410
Total liabilities and stockholders' equity	$201,388	$228,543

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$9,666	$13,905	$27,656	$48,088
Subscription and service	39,027	35,897	114,755	111,567
Total revenue	48,693	49,802	142,411	159,655
Cost of revenue:
Cost of product revenue	2,461	3,372	7,495	12,728
Cost of subscription and service revenue	5,910	5,294	16,888	16,260
Total cost of revenue	8,371	8,666	24,383	28,988
Gross profit	40,322	41,136	118,028	130,667
Operating expenses:
Sales and marketing	27,161	30,234	86,694	100,939
Research and development	6,347	7,056	19,666	22,981
General and administrative	9,969	12,053	30,864	39,727
Impairment	1,028	358	3,930	809
Lease abandonment and termination	—	—	30	—
Total operating expenses	44,505	49,701	141,184	164,456
Loss from operations	(4,183)	(8,565)	(23,156)	(33,789)
Other income and (expense):
Interest income	11	1	34	12
Interest expense	(120)	(90)	(353)	(271)
Other income and (expense)	633	819	2,788	(1,265)
Total other income and (expense)	524	730	2,469	(1,524)
Loss before income taxes	(3,659)	(7,835)	(20,687)	(35,313)
Income tax expense (benefit)	1,793	(534)	1,250	47
Net loss	$(5,452)	$(7,301)	$(21,937)	$(35,360)
Loss per share:
Basic	$(0.25)	$(0.34)	$(1.00)	$(1.65)
Diluted	$(0.25)	$(0.34)	$(1.00)	$(1.65)
Common shares and equivalents outstanding:
Basic weighted average shares	21,993	21,771	21,936	21,493
Diluted weighted average shares	21,993	21,771	21,936	21,493

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,452)	$(7,301)	$(21,937)	$(35,360)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(313)	(814)	(1,522)	(1,207)
Other comprehensive loss	(313)	(814)	(1,522)	(1,207)
Comprehensive loss	$(5,765)	$(8,115)	$(23,459)	$(36,567)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,937)	$(35,360)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	3,457	5,369
(Gain) loss on foreign currency transactions	(2,831)	1,345
Bad debt expense	471	1,603
Depreciation and amortization	9,812	10,175
Deferred income tax expense	857	572
Loss on disposal of equipment	132	56
Amortization of deferred financing fees	203	104
Loss on impairment	3,930	809
Loss (gain) from equity method investments	46	(9)
Gain on divestiture of subsidiary	—	(660)
Net change in:
Restricted cash	(354)	3
Accounts receivable	8,912	26,340
Inventory	(723)	(1,631)
Deferred sales commissions	552	(4,301)
Prepaid expenses and other current assets	(705)	(60)
Income tax receivable or payable	48	(937)
Other assets	365	(205)
Accounts payable	(923)	(8,930)
Accrued compensation	3,423	(4,974)
Other current liabilities	(13,077)	(21,381)
Other long-term liabilities	43	(418)
Deferred revenue	2,353	13,117
Net cash used in operating activities	(5,946)	(19,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,628)	(7,205)
Proceeds from sale of fixed assets	38	—
Acquisitions, net of cash acquired	—	(1,688)
Net cash outflow from divestiture of subsidiary	—	(186)
Other investing activities	—	(286)
Net cash used in investing activities	(9,590)	(9,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	47	114
Payment of deferred financing costs	(182)	(125)
Payments under capital lease obligations	(440)	(468)
Net cash used in financing activities	(575)	(479)
Decrease in cash and cash equivalents	(16,111)	(29,217)
Effect of exchange rate changes in cash and cash equivalents	550	(1,073)
Net decrease in cash and cash equivalents	(15,561)	(30,290)
Cash and cash equivalents—beginning of period	47,782	64,657
Cash and cash equivalents—end of period	$32,221	$34,367
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$150	$167
Income taxes, net of refunds	$363	$1,222
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$565	$99
Equipment acquired under capital lease	$27	$—
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
On March 14, 2016, the Company announced the withdrawal of direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings (the "2016 Restructuring Plan"). Where appropriate, the Company will seek to operate through partners in the geographies being exited. The Company has also initiated processes to close the software development operations in France and China. These actions are additive to the plan announced on March 11, 2015 (the "2015 Restructuring Plan") to accelerate and prioritize focus on satisfying the needs of the passionate learners in the United States and select non-U.S. geographies in the Consumer language business. See Note 2 "Summary of Significant Accounting Policies," Note 13 "Restructuring," Note 16 "Segment Information" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part 1 for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2016. The September 30, 2016 consolidated balance sheet included herein includes account balances as of December 31, 2015 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at September 30, 2016 and December 31, 2015, the Company’s results of operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015 have been made. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to September 30, 2016 or to the three and nine months ended September 30, 2016 and 2015 in the notes to the consolidated financial statements are unaudited.

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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2016. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,452)	$(7,301)	$(21,937)	$(35,360)
Foreign currency translation loss	(313)	(814)	(1,522)	(1,207)
Comprehensive loss	$(5,765)	$(8,115)	$(23,459)	$(36,567)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' equity. For the three and nine months ended September 30, 2016 and 2015, the Company's comprehensive loss consisted of net loss and foreign currency translation losses. The other comprehensive loss presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive loss due to the presence of a full valuation allowance for each of the three and nine months ended September 30, 2016 and 2015.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2016 was $8.7 million and $27.2 million, respectively, and for the three and nine months ended September 30, 2015 was $10.1 million and $32.3 million, respectively.
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
3. DIVESTITURES
As part of the shift in strategy initiated in early 2015, the Company determined that its ownership of the consumer-oriented Rosetta Stone Korea Ltd. ("RSK") entity no longer aligned with the Company’s overall strategy to focus on the Enterprise & Education Language and Literacy businesses. In September 2015, the Company completed the divestiture of 100% of the Company's capital stock of RSK to the then-current President of RSK for consideration equal to the assumption of RSK's net liabilities at the date of sale. This divestiture resulted in a pre-tax gain of $0.7 million reported in “Other income and (expense)” of the consolidated statement of operations. This gain was comprised of a gain of $0.2 million equal to the value of the net liabilities transferred and a $0.5 million gain on the transfer of the foreign subsidiary's cumulative translation adjustment on the date of sale.
As part of the transaction, the Company agreed to continue to provide to RSK certain of its online product offerings for resale and distribution and RSK is committed to purchase those products, for an initial term ending December 31, 2025. In addition, the Company has loaned RSK $0.5 million as of October 2, 2015, which will be repaid in five equal installments due every six months beginning December 31, 2016. As a result of this loan receivable and the level of financial support it represents, the Company concluded that it holds a variable interest in RSK whereby the Company is not the primary beneficiary.  The maximum exposure to loss as a result of this involvement in the variable interest entity is limited to the $0.5 million amount of the loan.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(5,452)	$(7,301)	$(21,937)	$(35,360)
Denominator:
Weighted average number of common shares:
Basic	21,993	21,771	21,936	21,493
Diluted	21,993	21,771	21,936	21,493
Loss per common share:
Basic	$(0.25)	$(0.34)	$(1.00)	$(1.65)
Diluted	$(0.25)	$(0.34)	$(1.00)	$(1.65)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

For the three and nine months ended September 30, 2016 and 2015, no common stock equivalent shares were included in the calculation of the Company’s diluted net income per share.
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	96	31	18	38
Restricted stock units	183	182	171	96
Restricted stocks	132	27	116	78
Total common stock equivalent shares	411	240	305	212
5. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$4,231	$3,375
Finished goods	3,815	3,958
Total inventory	$8,046	$7,333
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
The following table shows the balance and changes in goodwill for the Company's operating segments for the nine months ended September 30, 2016 (in thousands):

			Consumer
	Enterprise & Education Language Segment	Literacy Segment	Consumer Language Reporting Unit	Consumer Fit Brains Reporting Unit	Total
Balance as of December 31, 2015	$38,700	$9,962	$—	$1,618	$50,280
Impairment of Consumer Fit Brains	—	—	—	(1,740)	(1,740)
Effect of change in foreign currency rate	329	—	—	122	451
Balance as of September 30, 2016	$39,029	$9,962	$—	$—	$48,991
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The Consumer Fit Brains reporting unit was also evaluated, which resulted in a fair value that was significantly below the carrying value. The decrease in fair value was due to the second quarter 2016 strategy update for the Consumer Fit Brains business. The Consumer Fit Brains reporting unit was no longer considered central to the core strategy for the Company's focus on language and literacy learning. Due to the continued declines in operations since the $5.6 million partial impairment in the fourth quarter of 2015, management revised the Consumer Fit Brains financial projections in the second quarter of 2016 assuming reduced media spend and reduced revenue in 2016 and beyond. The change in operating plans and the lack of cushion since the fourth quarter 2015 impairment resulted in an implied fair value of goodwill that was significantly below its carrying value. As a result, the Company recorded a second quarter impairment loss of $1.7 million, which represented a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge was recorded in the "Impairment" line on the statement of operations.
Interim Impairment Review of Goodwill
The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company's internal control framework. The Company's reporting units with goodwill balances were evaluated to determine if a triggering event has occurred. As of September 30, 2016, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in the third quarter connection with the interim impairment review.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename/trademark *	$12,465	$(1,493)	$10,972	$12,442	$(1,271)	$11,171
Core technology	15,353	(10,552)	4,801	15,149	(7,817)	7,332
Customer relationships	26,383	(18,348)	8,035	26,245	(16,603)	9,642
Website	12	(12)	—	12	(12)	—
Patents	300	(230)	70	300	(201)	99
Total	$54,513	$(30,635)	$23,878	$54,148	$(25,904)	$28,244
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of September 30, 2016, the carrying value of the tradename asset was $10.6 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Included in cost of revenue:
Cost of product revenue	$42	$59	$134	$200
Cost of subscription and service revenue	104	88	305	239
Total included in cost of revenue	146	147	439	439
Included in operating expenses:
Sales and marketing	463	693	1,720	2,115
Research and development	350	448	1,244	1,358
General and administrative	—	—	—	—
Total included in operating expenses	813	1,141	2,964	3,473
Total	$959	$1,288	$3,403	$3,912
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2016 and years thereafter (in thousands):

As of September 30, 2016
2016 - remaining	$960
2017	3,831
2018	3,238
2019	1,532
2020	1,282
2021	940
Thereafter	1,488
Total	$13,271
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework.
During the second quarter of 2016, the Company revised the business outlook and financial projections for the Consumer Fit Brains reporting unit, which prompted a long-lived intangible asset impairment analysis of the Consumer Fit Brains tradename, developed technology, and customer relationships. The carrying values of the intangible assets exceeded the estimated fair values. As a result, the Company recorded an impairment loss of $1.2 million associated with the impairment of the remaining carrying value of the Consumer Fit Brains long-lived intangible assets as of June 30, 2016. The impairment charge was recorded in the "Impairment" line on the statement of operations.
As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of September 30, 2016 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	September 30, 2016	December 31, 2015
Accrued marketing expenses	$9,555	$20,022
Accrued professional and consulting fees	1,618	1,746
Sales return reserve	2,637	3,728
Sales, withholding and property taxes payable	3,682	3,879
Other	5,258	5,943
Total other current liabilities	$22,750	$35,318
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of September 30, 2016, the Company was in compliance with all covenants.
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
As of September 30, 2016, there were no borrowings outstanding and the Company was eligible to borrow $24.5 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $20.5 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, the Company holds a capital lease for a building near Versailles, France.
During the nine months ended September 30, 2016 and 2015, the Company acquired $27,000, and zero, respectively, of equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of September 30, 2016
2016-remaining	$128
2017	665
2018	513
2019	510
2020	505
2021	503
Thereafter	376
Total minimum lease payments	$3,200
Less amount representing interest	394
Present value of net minimum lease payments	$2,806
Less current portion	551
Obligations under capital lease, long-term	$2,255
10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine months ended September 30, 2016 is based on the estimated annual effective tax rate for fiscal year 2016. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of September 30, 2016, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended September 30, 2016 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of September 30, 2016, a valuation allowance was provided for the U.S., Japan, China, Hong Kong, Mexico, Spain, France, Brazil, and Canada where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of September 30, 2016 resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of September 30, 2016, and December 31, 2015, the Company’s U.S. deferred tax liability was $5.8 million and $4.8 million, respectively, related to its goodwill and indefinite lived intangibles. As of September 30, 2016 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.2 million at December 31, 2015. As of September 30, 2016, and December 31, 2015, the Company had no unrecognized tax benefits.
For the nine months ended September 30, 2016 the Company recorded an income tax expense of $1.3 million. The tax expense was related to current year profits of operations in Germany and the U.K. partially offset by a current year loss in Canada. The loss in Canada includes a $1.7 million goodwill impairment charge that was non-deductible for tax. Additionally, the tax expense relates to the tax impact of the amortization of indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.
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
On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At September 30, 2016 there were 1,264,747 shares available for future grant under the 2009 Plan.
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

For the nine months ended September 30, 2016 and 2015, the fair value of service-based stock options and performance-based stock options granted was calculated using the following assumptions in the Black-Scholes model:

Nine Months Ended September 30,
	2016	2015
Expected stock price volatility	46.1%-47.0%	49.1%-63.1%
Expected term of options	5.5 - 6.5 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.24%-1.50%	1.19%-1.75%

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

For the nine months ended September 30, 2016 and 2015, the fair value of market-based stock options and market-based restricted stock awards granted was calculated using the following assumptions in the Monte-Carlo simulation model:

Nine Months Ended September 30,
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
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Included in cost of revenue:
Cost of product revenue	$7	$9	$14	$47
Cost of subscription and service revenue	15	26	13	23
Total included in cost of revenue	22	35	27	70
Included in operating expenses:
Sales and marketing	348	364	667	952
Research and development	391	342	561	653
General and administrative	878	1,233	2,202	3,694
Total included in operating expenses	1,617	1,939	3,430	5,299
Total	$1,639	$1,974	$3,457	$5,369

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2016 to September 30, 2016:

	Service-based Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2016	1,837,165	$10.58	7.70	$130,262
Service-based options granted	464,194	7.50
Service-based options exercised	(10,826)	4.33
Service-based options canceled	(285,587)	11.00
Service-based Options Outstanding, September 30, 2016	2,004,946	9.85	7.74	765,258
Vested and expected to vest September 30, 2016	1,861,112	9.98	7.64	656,452
Exercisable at September 30, 2016	1,210,830	$10.42	7.07	$310,664
As of September 30, 2016, future compensation cost related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $3.7 million and is expected to be recognized over a weighted average period of 2.54 years.
Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four-year period based upon required service conditions and do not have performance or market conditions.
Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2016 to September 30, 2016:

	Nonvested Service-Based Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Service-based Awards, January 1, 2016	341,579	$10.61	$3,624,153
Service-based awards granted	261,208	7.43
Service-based awards vested	(127,302)	10.78
Service-based awards canceled	(35,475)	10.26
Nonvested Service-Based Awards, September 30, 2016	440,010	$8.71	$3,833,719
As of September 30, 2016, future compensation cost related to the nonvested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $3.0 million and is expected to be recognized over a weighted average period of 2.00 years.
Service-based restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2016 to September 30, 2016:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2016	187,942	$11.16	$1,257,332
Units granted	67,663	7.70	521,005
Units released	(58,719)	11.51
Units cancelled	(8,829)	8.50
Units Outstanding, September 30, 2016	188,057	9.93	1,594,723
Vested and expected to vest at September 30, 2016	130,512	7.70	410,047
Vested and deferred at September 30, 2016	82,157	$12.44	$696,691
For the nine months ended September 30, 2016, 67,663 restricted stock units were granted to members of the Board of Directors as part of their compensation packages. Restricted stock units convert to common stock following the separation of service with the Company. Beginning June 2015, all restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. Prior to June 2015, all restricted stock unit awards were immediately vested with expense recognized in full on the grant date. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
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
The PRSAs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results through December 31, 2016 relative to target, actual issuance of RSAs can fall anywhere between a maximum of 200% and 0% of the target number of PRSAs originally granted. As of September 30, 2016, future compensation cost related to the nonvested portion of the PRSAs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.81 years.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's PRSA activity from January 1, 2016 to September 30, 2016:

	Nonvested PRSAs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested PRSAs, January 1, 2016	—	$—	$—
PRSAs granted	70,423	7.10	500,003
PRSAs vested	—	—
PRSAs canceled	—	—
Performance adjustments	(25,209)
Nonvested PRSAs, September 30, 2016	45,214	$7.10	$321,019
The PSOs were granted at "maximum" (at 200% of target). Based on actual attainment of the operating performance results through December 31, 2016 relative to maximum, actual issuance of stock options can fall anywhere between 100% and 0% of the maximum number of PSOs originally granted. As of September 30, 2016, future compensation cost related to the nonvested portion of the PSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.81 years.
The following table summarizes the Company's PSO activity from January 1, 2016 to September 30, 2016:

	PSOs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
PSOs Outstanding, January 1, 2016	—	$—	$—
PSOs granted	314,465	3.24	1,000,242
PSOs released	—	—
PSOs cancelled	—	—
Performance adjustments	(213,515)	3.24
PSOs Outstanding, September 30, 2016	100,950	3.24	321,099
Vested and expected to vest at September 30, 2016	—	—	—
Exercisable at September 30, 2016	—	$—	$—
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
The MRSAs were granted at "target" (at 100% of target). Based upon actual attainment of total shareholder return growth rate results through December 29, 2017 relative to target, actual issuance of RSAs can fall anywhere between a maximum of 200% and 0% of the target number of MRSAs originally granted. As of September 30, 2016, future compensation cost related to the nonvested portion of the MRSAs not yet recognized in the consolidated statement of operations was $0.4 million and is expected to be recognized over a weighted average period of 2.78 years.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's MRSA activity from January 1, 2016 to September 30, 2016:

	Nonvested MRSAs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested MRSAs, January 1, 2016	—	$—	$—
MRSAs granted	70,423	6.17	434,510
MRSAs vested	—	—
MRSAs canceled	—	—
Nonvested MRSAs, September 30, 2016	70,423	$6.17	$434,510
The MSOs were granted at "maximum" (at 200% of target). Based on actual attainment of total shareholder return growth rate results through December 29, 2017 relative to maximum, actual issuance of stock options can fall anywhere between 100% and 0% of the maximum number of MSOs originally granted. As of September 30, 2016, future compensation cost related to the nonvested portion of the MSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 2.78 years.
The following table summarizes the Company's MSO activity from January 1, 2016 to September 30, 2016:

	MSOs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
MSOs Outstanding, January 1, 2016	—	$—	$—
MSOs granted	314,465	0.94	294,550
MSOs released	—	—
MSOs cancelled	—	—
MSO Outstanding, September 30, 2016	314,465	0.94	294,550
Vested and expected to vest at September 30, 2016	—	—	—
Exercisable at September 30, 2016	—	$—	$—
12. STOCKHOLDERS' EQUITY
At September 30, 2016, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At September 30, 2016, the Company had shares of common stock issued of 23,444,912 and shares of common stock outstanding of 22,444,912.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, or the nine months ended September 30, 2016. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

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
The following table summarizes activity with respect to the restructuring charges for the 2016 Restructuring Plan during the nine months ended September 30, 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at September 30, 2016
Severance costs	$—	$4,407	$(2,716)	$—	$1,691
Contract termination costs	—	163	(41)	(69)	53
Other costs	—	542	(320)	(121)	101
Total	$—	$5,112	$(3,077)	$(190)	$1,845
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash lease closure expense and foreign currency translation adjustments.
2015 Restructuring Plan
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. The Company committed to the 2015 Restructuring Plan and has completed a large portion of the 2015 Restructuring Plan as of September 30, 2016. The Company does not expect to incur any additional restructuring costs in connection with the 2015 Restructuring Plan. In the third quarter of 2016, the final payments were made against the 2015 Restructuring Plan accruals.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the nine months ended September 30, 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at September 30, 2016
Severance costs	$252	$71	$(323)	$—	$—
Contract termination costs	—	—	—	—	—
Other costs	—	—	—	—	—
Total	$252	$71	$(323)	$—	$—
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash stock compensation expense and foreign currency translation adjustments.
Restructuring Cost
The following table summarizes the major types of costs associated with the 2016 and 2015 Restructuring Plans for the three and nine months ended September 30, 2016 and 2015, and total costs incurred through September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Incurred through
	2016	2015	2016	2015	September 30, 2016
Severance costs	$(8)	$98	$4,478	$7,257	$11,718
Contract termination costs	69	—	163	1,135	1,297
Other costs	101	7	542	417	959
Total	$162	$105	$5,183	$8,809	$13,974
As of September 30, 2016, the entire restructuring liability of $1.8 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents total restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$(5)	$28	$567	$125
Sales and marketing	68	(45)	2,287	4,369
Research and development	(16)	56	912	757
General and administrative	115	66	1,417	3,558
Total	$162	$105	$5,183	$8,809
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
A summary of the Company’s lease abandonment activity for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	As of September 30,
	2016	2015
Accrued lease abandonment costs, beginning of period	$1,281	$1,679
Costs incurred and charged to expense	30	—
Principal reductions	(328)	(358)
Accrued lease abandonment costs, end of period	$983	$1,321
Accrued lease abandonment costs liability:
Short-term	$422	$426
Long-term	561	895
Total	$983	$1,321
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options. Building, warehouse and office space leases range from 12 months to 74 months. Certain leases also include lease renewal options.
The following table summarizes future minimum operating lease payments for the remaining three months of 2016 and the years thereafter (in thousands):

As of September 30, 2016
Periods Ending December 31,
2016-remaining	$975
2017	4,741
2018	4,370
2019	1,740
2020	1,003
2021	589
Thereafter	—
Total	$13,418
Total expenses under operating leases are $1.2 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively.  Total expenses under operating leases are $3.3 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively.
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
16. SEGMENT INFORMATION
In March 2016, the Company announced its strategy to position the organization for success. The Company has prioritized the growth of literacy sales and is taking actions to align resources to drive this growth. As a result of this shift, the Company reevaluated its segment structure. Prior to the strategy shift, the Company was managed in two operating segments - "Enterprise & Education" and "Consumer". Following the shift, the Company is managed in three operating segments - "Enterprise & Education Language", "Literacy", and "Consumer". The current Literacy segment was previously a component of the "Enterprise & Education" segment and is comprised solely of the Lexia business. The Literacy segment focuses on delivering subscription-based English literacy-learning and assessment solutions to grades K through 12. The Company's current operating segments also represent the Company's reportable segments. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Enterprise & Education Language	$18,336	$19,548	$54,157	$57,104
Literacy	8,786	5,784	24,313	14,687
Consumer	21,571	24,470	63,941	87,864
Total revenue	$48,693	$49,802	$142,411	$159,655
Segment contribution:
Enterprise & Education Language	$7,931	$5,875	$20,783	$14,671
Literacy	850	176	3,124	(141)
Consumer	6,163	5,791	14,974	22,566
Total segment contribution	$14,944	$11,842	$38,881	$37,096
Unallocated expenses, net:
Unallocated cost of sales	$1,334	$775	$3,870	$2,093
Unallocated sales and marketing	1,124	1,193	5,496	7,983
Unallocated research and development	6,347	7,056	19,666	22,981
Unallocated general and administrative	9,294	11,025	29,045	37,019
Unallocated non-operating expense/(income)	(524)	(730)	(2,469)	1,524
Unallocated impairment	1,028	358	3,930	809
Unallocated lease abandonment expense	—	—	30	—
Total unallocated expenses, net	$18,603	$19,677	$59,568	$72,409
Loss before income taxes	$(3,659)	$(7,835)	$(20,687)	$(35,313)

Segment contribution margin:
Enterprise & Education Language	43.3%	30.1%	38.4%	25.7%
Literacy	9.7%	3.0%	12.8%	(1.0)%
Consumer	28.6%	23.7%	23.4%	25.7%
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$41,042	$40,639	$118,463	$128,367
International	7,651	9,163	23,948	31,288
Total	$48,693	$49,802	$142,411	$159,655

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes long-lived assets by geographic area classified as held and used as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
United States	$21,523	$18,704
International	3,497	3,828
Total	$25,020	$22,532
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Language learning	$38,711	$43,253	$114,550	$142,131
Literacy	8,786	5,784	24,313	14,687
Brain fitness	1,196	765	3,548	2,837
Total	$48,693	$49,802	$142,411	$159,655
17. SUBSEQUENT EVENTS
In an effort to reduce general and administrative expenses through a planned space consolidation, effective October 10, 2016, the Company relocated its headquarters location to 1621 North Kent Street, Suite 1200, Arlington, Virginia 22209. The previously leased space at 1919 North Lynn Street was abandoned and ceased to be used by the Company on October 10, 2016 and will result in an estimated $1.6 million lease abandonment expense in the fourth quarter of 2016.

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
To position the organization for success, we have begun and will continue to focus on the following four priorities:

1.
Grow literacy sales by providing fully aligned digital instruction and assessment tools for K-12, building a direct distribution salesforce to replace our historical reseller model, and continuing to develop our implementation services business;

2.
Position our Enterprise & Education Language segment for profitable growth by focusing on our best geographies and customer segments and successfully delivering CatalystTM to our Corporate customers. Catalyst is a product that integrates our Foundations, Advantage and Advanced English for Business products with enhanced reporting, assessment and administrator tools that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

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
On March 14, 2016, we announced the 2016 Restructuring Plan, outlining our withdrawal of the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings. These operations were adding sales, but at too high a cost and without the near-term ability to capture scale efficiencies. Where appropriate, we will seek to operate through partners in the geographies being exited. We have also initiated processes to close the software development operations in France and China. These actions are additive to the 2015 Restructuring Plan to accelerate and prioritize our focus on satisfying the needs of the more passionate learners in the United States and select non-U.S. geographies in the Consumer language business. If our intentions are realized, the 2016 Restructuring Plan will reduce headcount by approximately 17% of our year-end 2015 full-time workforce and is expected to result in annual cost savings of approximately $19.0 million. As it will take time to exit certain geographies, the full benefit of these changes will not be realized until the second half of 2016 or early 2017. See Note 2 "Summary of Significant Accounting Policies" and Note 13 "Restructuring" of Part 1 - Item 1, Financial Statements for additional information about these strategic undertakings.
In conjunction with the 2016 and 2015 Restructuring Plans, outside financial and legal advisors have been retained to assist management and the Board of Directors with their ongoing comprehensive review to analyze potential options to improve financial performance and enhance shareholder value.
As a result of the strategic reorganization and realignment of the business, as of September 30, 2016, we currently have three operating segments, Enterprise & Education Language, Literacy, and Consumer, rather than the two operating segments (Enterprise & Education and Consumer) we had as of December 31, 2015. The Enterprise & Education Language segment derives language learning revenue from sales to educational institutions, government agencies and corporations worldwide. The Literacy segment derives revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The Consumer segment derives revenue from sales to individuals and retail partners. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense.
Enterprise & Education Language segment contribution increased to $7.9 million with segment contribution margin of 43% for the three months ended September 30, 2016 as compared to segment contribution of $5.9 million and segment contribution margin of 30% for the three months ended September 30, 2015. The dollar and margin increases were primarily due to lower sales and marketing expenses due to a reduced headcount and other cost saving measures. Literacy segment contribution increased to $0.9 million with segment contribution margin of 10% for the three months ended September 30, 2016 as compared to a segment contribution of $0.2 million and segment contribution margin of 3% for the three months ended September 30, 2015. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, offset by an increase in sales and marketing expense due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Consumer segment contribution increased to $6.2 million with a segment contribution margin of 29% for the three months ended September 30, 2016 from $5.8 million with a segment contribution margin of 24% for the three months ended September 30, 2015. The Consumer segment contribution dollar and margin increased despite a $2.9 million decrease in revenue due to direct costs decreasing at a faster rate than the revenue decline.
For the nine months ended September 30, 2016, Enterprise & Education Language segment contribution increased to $20.8 million with a segment contribution margin of 38% compared to $14.7 million for the nine months ended September 30, 2015 with a segment contribution margin of 26%. The dollar and margin increases were primarily due to the cost reduction initiatives in early 2016 as compared to the prior year. Literacy segment contribution increased to $3.1 million with segment contribution margin of 13% for the nine months ended September 30, 2016 as compared to a segment contribution loss of $0.1 million and segment contribution margin of negative 1% for the nine months ended September 30, 2015. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, offset by an increase in sales and marketing expense due to the transition to a direct sales team and support infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Consumer segment contribution decreased to $15.0 million with a contribution margin of 23% for the nine months ended September 30, 2016 from $22.6 million with a contribution margin of 26% for the nine months ended September 30, 2015. The dollar and margin decreases in Consumer segment contribution were primarily due to a decrease in Consumer revenue of $23.9 million.
Over the last few years, our Consumer strategy has been to shift more and more of our Consumer business to online subscriptions, digital downloads and mobile apps and away from perpetual CD packages. We believe that these online subscription formats provide customers with an overall better experience and the flexibility to use our products on multiple platforms (i.e., tablets and mobile phones), and is a more economical and relevant way for us to deliver our products to customers. One challenge to encouraging customers to enter into or renew a subscription arrangement is that usage of our product varies greatly, ranging from customers that purchase but do not have any usage to customers with high usage. The majority of purchasers tend towards the lower end of that spectrum, with most usage coming in the first few months after purchase and declining over time - similar to a gym membership. We expect the trend in Consumer subscription sales to accelerate through the end of 2017 as customer preferences continue to move towards mobile experiences. We intend to move all of our Consumer business to subscription sales by the end of 2017.
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
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct salesforce as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer products predominantly through our direct sales channels, primarily our website and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our Enterprise & Education Language, Literacy, and our Consumer sales channels because the customers and revenue drivers of these channels are different.
Within our Enterprise & Education Language segment, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Literacy segment revenue is seasonally stronger in the third quarter of the calendar year corresponding to school district budget years. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. We expect these trends to continue.
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
For the three and nine months ended September 30, 2016, we incurred an income tax expense of $1.8 million and $1.3 million, respectively, despite incurring losses before taxes of $3.7 million and $20.7 million, respectively, resulting in worldwide effective tax rates of (49.0)% and (6.0)%, respectively. The tax expense related to current year income from operations in Germany and the U.K., as well as the tax impact of amortization of indefinite lived intangibles partially offset by current year losses in Canada. The current year loss in Canada includes a $1.7 million goodwill impairment charge that was non-deductible for tax purposes.
For the year ended December 31, 2015, we recorded an income tax expense of $1.2 million primarily attributable to losses before tax of $45.6 million resulting in worldwide effective tax rate of (2.5)%. The tax rate resulted from tax benefits related to the tax impact of the goodwill impairment charges taken in the first and fourth quarters of 2015 and tax benefits related to current year losses in Canada and France. The tax benefits were only partially offset by tax expense related to income of operations in Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this quarterly report on Form 10-Q:
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
The Consumer Fit Brains reporting unit was also evaluated at June 30, 2016 which resulted in a fair value that was significantly below the carrying value. The decrease in fair value was due to the second quarter 2016 strategy update for the Consumer Fit Brains business. The Consumer Fit Brains reporting unit was no longer considered central to the core strategy for our focus on language and literacy learning. Due to the continued declines in the operations since the $5.6 million partial impairment in the fourth quarter of 2015, we revised the Consumer Fit Brains financial projections in the second quarter of 2016 assuming reduced media spend and reduced revenue in 2016 and beyond. The change in operating plans and the lack of cushion since the fourth quarter 2015 impairment resulted in an implied fair value of goodwill that was significantly below its carrying value. As a result, we recorded an impairment loss of $1.7 million in the second quarter, which represented a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill.
We routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework. We evaluated our reporting units to determine if a triggering event has occurred. As of September 30, 2016, we concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment review.
For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part II, Item 1A of this Report. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Results of Operations
Comparison of the three months ended September 30, 2016 and the three months ended September 30, 2015
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$9,666	$13,905	$(4,239)	(30.5)%
Subscription and service	39,027	35,897	3,130	8.7%
Total revenue	48,693	49,802	(1,109)	(2.2)%
Cost of revenue:
Cost of product revenue	2,461	3,372	(911)	(27.0)%
Cost of subscription and service revenue	5,910	5,294	616	11.6%
Total cost of revenue	8,371	8,666	(295)	(3.4)%
Gross profit	40,322	41,136	(814)	(2.0)%
Operating expenses:
Sales and marketing	27,161	30,234	(3,073)	(10.2)%
Research and development	6,347	7,056	(709)	(10.0)%
General and administrative	9,969	12,053	(2,084)	(17.3)%
Impairment	1,028	358	670	187.2%
Total operating expenses	44,505	49,701	(5,196)	(10.5)%
Loss from operations	(4,183)	(8,565)	4,382	(51.2)%
Other income and (expense):
Interest income	11	1	10	1,000.0%
Interest expense	(120)	(90)	(30)	33.3%
Other income and (expense)	633	819	(186)	(22.7)%
Total other income and (expense)	524	730	(206)	(28.2)%
Loss before income taxes	(3,659)	(7,835)	4,176	(53.3)%
Income tax expense (benefit)	1,793	(534)	2,327	(435.8)%
Net loss	$(5,452)	$(7,301)	$1,849	(25.3)%
Total revenue decreased $1.1 million to $48.7 million for the three months ended September 30, 2016 from $49.8 million for the three months ended September 30, 2015. The decline in revenue was due to a decrease in Consumer revenue of $2.9 million, a decrease in Enterprise & Education revenue of $1.2 million, partially offset by an increase in Literacy revenue of $3.0 million.
The operating loss for the three months ended September 30, 2016 totaled $4.2 million, compared to an operating loss of $8.6 million for the three months ended September 30, 2015. Operating expenses decreased $5.2 million, primarily comprised of decreases of $3.1 million in sales and marketing expenses, $2.1 million in general and administrative expenses, and $0.7 million in research and development expenses, which were partially offset by a $0.7 million increase in impairment charges. The decrease in general and administrative expenses and sales and marketing expenses reflects the continued savings as a result of the 2016 Restructuring Plan and other ongoing expense reduction actions. The $5.2 million reduction in operating expenses partially offset a decrease in gross profit of $0.8 million, driven by a $1.1 million decrease in revenue only partially offset by a $0.3 million decrease in cost of revenue, which lead to an overall $4.4 million decrease in the loss from operations.

The following table sets forth revenue for our three operating segments for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				2016 Versus 2015
	2016		2015		Change	% Change
Enterprise & Education Language	$18,336	37.7%	$19,548	39.3%	$(1,212)	(6.2)%
Literacy	8,786	18.0%	5,784	11.6%	3,002	51.9%
Consumer	21,571	44.3%	24,470	49.1%	(2,899)	(11.8)%
Total Revenue	$48,693	100.0%	$49,802	100.0%	$(1,109)	(2.2)%
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $1.2 million, or 6%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. The decrease in Enterprise & Education Language revenue reflects a decrease of $2.0 million in the corporate channel, which was partially offset by increases of $0.3 million, $0.3 million, and $0.2 million in our education, non-profit, and government sales channels. We expect revenue associated with the Enterprise & Education Language business will decline as we execute our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners.
Literacy Segment
Literacy revenue increased $3.0 million, or 52%, from the three months ended September 30, 2015 to $8.8 million for the three months ended September 30, 2016, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $9.7 million in the second quarter of 2016 compared to $7.6 million in the second quarter of 2015, and the Literacy pro-forma growth would have been 28% year-over-year. We continue to experience these purchase accounting impacts for the Literacy segment due to the typical subscription length. As a result, we expect year over year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower revenue growth rates than what we experienced in the second quarter of 2016. The Literacy business has a historically strong third quarter coinciding with the educational budget year.
Consumer Segment
Consumer revenue decreased $2.9 million, or 12%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. This decrease was primarily due to reductions in revenue from our direct-to-consumer and homeschool sales channels of $1.3 million and $1.1 million, respectively. These reductions primarily reflect a decline in the direct-to-consumer business and the reduction in homeschool revenue due to the sale of the Korea entity in the third quarter of 2015. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
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

The following table sets forth revenue for products and subscription and services for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				2016 Versus 2015
	2016		2015		Change	% Change
Product	$9,666	19.9%	$13,905	27.9%	$(4,239)	(30.5)%
Subscription and service	39,027	80.1%	35,897	72.1%	3,130	8.7%
Total revenue	$48,693	100.0%	$49,802	100.0%	$(1,109)	(2.2)%
Product Revenue
Product revenue decreased $4.2 million, or 30%, to $9.7 million during the three months ended September 30, 2016 from $13.9 million during the three months ended September 30, 2015. The primary drivers of the decrease in product revenue were decreases of $1.9 million, $1.0 million, and $0.6 million in the direct-to-consumer, retail, and homeschool sales channels, respectively, within our Consumer segment. Additionally, product revenue declined due to the ongoing transition of our sales model toward subscription sales rather than box product sales, which we expect to be 100% subscription-based by the end of 2017. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue increased $3.1 million, or 9%, to $39.0 million for the three months ended September 30, 2016 from $35.9 million for the three months ended September 30, 2015. The increase in subscription and service revenue was primarily due to increases of $3.0 million, $0.6 million, $0.5 million, and $0.5 million at Lexia, direct-to-consumer, language education, and Fit Brains sales channels, respectively. These increases were partially offset by declines of $1.6 million and $0.6 million in the corporate and homeschool sales channels. As earlier noted, the 52% increase in Literacy revenue is due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$9,666	$13,905	$(4,239)	(30.5)%
Subscription and service	39,027	35,897	3,130	8.7%
Total revenue	48,693	49,802	(1,109)	(2.2)%
Cost of revenue:
Cost of product revenue	2,461	3,372	(911)	(27.0)%
Cost of subscription and service revenue	5,910	5,294	616	11.6%
Total cost of revenue	8,371	8,666	(295)	(3.4)%
Gross profit	$40,322	$41,136	$(814)	(2.0)%
Gross margin percentages	82.8%	82.6%	0.2%
Total cost of revenue decreased $0.3 million for the three months ended September 30, 2016 from $8.7 million for the three months ended September 30, 2015. The change in total cost of revenue was primarily due to a decline in product revenue which also reflects the ongoing shift of the Consumer segment toward subscriptions which resulted in a decrease in physical inventory and freight costs due to the reduction in sales of physical product.
Cost of Product Revenue
Cost of product revenue for the three months ended September 30, 2016 was $2.5 million, a decrease of $0.9 million, or 27%, from the three months ended September 30, 2015. As a percentage of product revenue, cost of product revenue increased slightly to 25% for the three months ended September 30, 2016 compared to 24% for the three months ended September 30, 2015. The dollar decrease in cost of product revenue was primarily due to decreases of $0.2 million, $0.2 million, and $0.2 million in inventory costs, payroll and benefits, and commission costs, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended September 30, 2016 was $5.9 million, an increase of $0.6 million, or 12%, from the three months ended September 30, 2015. As a percentage of subscription and service revenue, cost of subscription and service revenue remained flat at 15% for the three months ended September 30, 2016 compared to the same prior year period. The dollar increase was primarily due to increases in allocated costs from a higher allocation rate associated with the increase in subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Gross Profit
Gross profit decreased $0.8 million to $40.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Gross profit percentage increased remained flat at 83% for the three months ended September 30, 2016 and for the three months ended September 30, 2015. The dollar decrease in gross profit was primarily due to the decrease in revenue.
Operating Expenses

	Three Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$27,161	$30,234	$(3,073)	(10.2)%
Research and development	6,347	7,056	(709)	(10.0)%
General and administrative	9,969	12,053	(2,084)	(17.3)%
Impairment	1,028	358	670	187.2%
Total operating expenses	$44,505	$49,701	$(5,196)	(10.5)%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2016 were $27.2 million, a decrease of $3.1 million, or 10%, from the three months ended September 30, 2015. As a percentage of total revenue, sales and marketing expenses decreased to 56% from 61% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in sales and marketing expense was primarily due to a $1.2 million decrease in media spend, a $1.0 million decrease in payroll and benefits due to a reduction in headcount, and a $0.3 million decrease in marketing due to the strategy to decrease spend in the general consumer market. In connection with our 2016 strategy, we intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $6.3 million for the three months ended September 30, 2016, a decrease of $0.7 million, or 10%, from the three months ended September 30, 2015. As a percentage of total revenue, research and development expenses decreased slightly from 14% to 13% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The dollar decrease was primarily due to a $0.5 million decrease in payroll and benefits due to a decrease in headcount and increased capitalized labor cost driven by CatalystTM and other new products. In accordance with our shift in strategy, we will focus our product investment on the continued development of our Catalyst product for the Enterprise & Education Language segment as well as continuing our investments in Lexia. We expect to maintain our current level of investment in our research and development expenses as we address these initiatives.
General and Administrative Expenses
General and administrative expenses decreased $2.1 million to $10.0 million for the three months ended September 30, 2016 compared to $12.1 million for the three months ended September 30, 2015. As a percentage of revenue, general and administrative expenses decreased to 20% from 24% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The primary factors driving the decrease in general and administrative expenses were a reduction in payroll and benefits expense and a reduction in bad debt expense. Payroll and benefits expense decreased $0.5 million due to the higher stock compensation expense in the prior year associated with the 2015 Restructuring Plan and a reduction in headcount. Bad debt expense decreased $0.5 million due to better collection efforts. General and administrative expenses also decreased due to the absence of CEO recruitment costs incurred in 2015 and a decline in legal and audit fees incurred. We expect our general and administrative expenses to continue to decline as we take steps to reduce costs. However, as a result of shareholder engagement and execution of our accelerated strategy, our general and administrative expenses may increase in the near term.
Impairment
Impairment expenses were $1.0 million for the three months ended September 30, 2016, an increase of $0.7 million compared to the three months ended September 30, 2015. The increase was due to the 2016 third quarter impairment charge related to the abandonment of a previously capitalized software project that no longer aligned to our strategic direction.
Interest and Other Income (Expense)

	Three Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Interest income	$11	$1	$10	1,000.0%
Interest expense	(120)	(90)	(30)	33.3%
Other income and (expense)	633	819	(186)	(22.7)%
Total other income and (expense)	$524	$730	$(206)	(28.2)%
Interest income for the three months ended September 30, 2016 was $11,000, an increase of $10,000, from the three months ended September 30, 2015. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended September 30, 2016 was $0.1 million, an increase of $30,000 from the three months ended September 30, 2015, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended September 30, 2016 was income of $0.6 million, a change of $0.2 million, from income of $0.8 million for the three months ended September 30, 2015. The change is driven by unfavorable foreign exchange impacts in the current period.
Income Tax Expense and Benefit

	Three Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,793	$(534)	$2,327	(435.8)%
Our income tax expense for the three months ended September 30, 2016 was $1.8 million, compared to income tax benefit of $0.5 million for the three months ended September 30, 2015. The change primarily resulted from increased pretax income in foreign jurisdictions in the current quarter and tax benefits associated with Korea withholdings for the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 and the nine months ended September 30, 2015
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$27,656	$48,088	$(20,432)	(42.5)%
Subscription and service	114,755	111,567	3,188	2.9%
Total revenue	142,411	159,655	(17,244)	(10.8)%
Cost of revenue:
Cost of product revenue	7,495	12,728	(5,233)	(41.1)%
Cost of subscription and service revenue	16,888	16,260	628	3.9%
Total cost of revenue	24,383	28,988	(4,605)	(15.9)%
Gross profit	118,028	130,667	(12,639)	(9.7)%
Operating expenses:
Sales and marketing	86,694	100,939	(14,245)	(14.1)%
Research and development	19,666	22,981	(3,315)	(14.4)%
General and administrative	30,864	39,727	(8,863)	(22.3)%
Impairment	3,930	809	3,121	385.8%
Lease abandonment and termination	30	—	30	100.0%
Total operating expenses	141,184	164,456	(23,272)	(14.2)%
Loss from operations	(23,156)	(33,789)	10,633	(31.5)%
Other income and (expense):
Interest income	34	12	22	183.3%
Interest expense	(353)	(271)	(82)	30.3%
Other income and (expense)	2,788	(1,265)	4,053	(320.4)%
Total other income and (expense)	2,469	(1,524)	3,993	(262.0)%
Loss before income taxes	(20,687)	(35,313)	14,626	(41.4)%
Income tax expense	1,250	47	1,203	2,559.6%
Net loss	$(21,937)	$(35,360)	$13,423	(38.0)%
Total revenue decreased to $142.4 million for the nine months ended September 30, 2016 from $159.7 million for the nine months ended September 30, 2015. The decline in revenue was due to a decrease in Consumer revenue of $23.9 million, a decrease in Enterprise & Education revenue of $2.9 million, which was partially offset by an increase in Literacy revenue of $9.6 million.
The operating loss for the nine months ended September 30, 2016 totaled $23.2 million, compared to an operating loss of $33.8 million for the nine months ended September 30, 2015. Operating expenses decreased $23.3 million, which was comprised of decreases of $14.2 million in sales and marketing expenses, $8.9 million in general and administrative expenses, and $3.3 million in research and development expenses, which were partially offset by a $3.1 million increase in impairment charges. The decrease in sales and marketing, research and development, and general and administrative operating expenses reflects the continued cost savings initiatives. Gross profit decreased $12.6 million, driven by a $17.2 million decrease in revenue only partially offset by a $4.6 million decrease in cost of revenue.

The following table sets forth revenue for our three operating segments for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,				2016 Versus 2015
	2016		2015		Change	% Change
Enterprise & Education Language	$54,157	38.0%	$57,104	35.8%	$(2,947)	(5.2)%
Literacy	24,313	17.1%	14,687	9.2%	9,626	65.5%
Consumer	63,941	44.9%	87,864	55.0%	(23,923)	(27.2)%
Total Revenue	$142,411	100.0%	$159,655	100.0%	$(17,244)	(10.8)%
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $2.9 million, or 5%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The decrease in Enterprise & Education Language revenue reflects a decrease of $4.5 million in the corporate channel, which was partially offset by increases of $0.8 million and $0.6 million in our education and non-profit sales channels, respectively. We expect revenue associated with the Enterprise & Education Language business will decline as we execute our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners.
Literacy Segment
Literacy revenue increased $9.6 million, or 66%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $27.9 million for the nine month period ending September 30, 2016 compared to $21.0 million in the nine month period ending September 30, 2015, and the Literacy pro-forma growth would have been 33% year-over-year. We continue to experience these purchase accounting impacts for the Literacy segment due to the typical subscription length. As a result, we expect year over year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower revenue growth rates than what we experienced through September 30, 2016.
Consumer Segment
Consumer revenue decreased $23.9 million, or 27%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This decrease was largely due to reductions in revenue from our direct-to-consumer, retail and homeschool sales channels of $12.9 million, $9.5 million, and $2.3 million, respectively. These declines reflect the decision to significantly curtail promotional pricing under our shift in strategy. The reduction in the retail channel was due in part to the planned reduction in the suggested retail value in the U.S. which impacted Consumer revenues by $3.6 million. The reduction in homeschool revenue was primarily due to the sale of the Korea entity in the third quarter of 2015. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
Revenue by Product Revenue and Subscription and Service Revenue
The following table sets forth revenue for products and subscription and services for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,				2016 Versus 2015
	2016		2015		Change	% Change
Product	$27,656	19.4%	$48,088	30.1%	$(20,432)	(42.5)%
Subscription and service	114,755	80.6%	111,567	69.9%	3,188	2.9%
Total revenue	$142,411	100.0%	$159,655	100.0%	$(17,244)	(10.8)%
Product Revenue
Product revenue decreased $20.4 million, or 42%, to $27.7 million during the nine months ended September 30, 2016 from $48.1 million during the nine months ended September 30, 2015. Product revenue decreased $9.3 million and $8.7 million in the direct-to-consumer and retail sales channels, respectively, within the Consumer segment. The decrease in retail sales is due in part to the reduction in suggested retail value in the U.S. which negatively impacted product revenue by $3.6 million. Product revenue also decreased due to the continued shift away from product revenue as we carry out our strategy to accelerate the migration of our Consumer business to our subscription-based products, which we expect will be fully transitioned by the end of 2017. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Subscription and Service Revenue
Subscription and service revenue was $114.8 million for the nine months ended September 30, 2016, an increase of $3.2 million from $111.6 million for the nine months ended September 30, 2015. Literacy segment revenue increased by $3.0 million due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. Within the Enterprise & Education Language segment, the education sales channel increased by $7.7 million, which was partially offset by decreases in the corporate sales channel of $3.5 million. Consumer segment subscription and service revenue declined in the direct-to-consumer, homeschool, and retail channels of $3.6 million, $1.5 million, and $0.6 million, respectively, due to the Consumer decline in revenue associated with our recent shift in strategy to focus on the passionate learner.
Cost of Product Revenue and Subscription and Service Revenue and Gross Profit
The following table sets forth cost of product revenue and subscription and service revenue, as well as gross profit for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
Revenue:
Product	$27,656	$48,088	$(20,432)	(42.5)%
Subscription and service	114,755	111,567	3,188	2.9%
Total revenue	142,411	159,655	(17,244)	(10.8)%
Cost of revenue:
Cost of product revenue	7,495	12,728	(5,233)	(41.1)%
Cost of subscription and service revenue	16,888	16,260	628	3.9%
Total cost of revenue	24,383	28,988	(4,605)	(15.9)%
Gross profit	$118,028	$130,667	$(12,639)	(9.7)%
Gross margin percentages	82.9%	81.8%	1.1%
Total cost of revenue decreased $4.6 million for the nine months ended September 30, 2016 from $29.0 million for the nine months ended September 30, 2015. The decrease in total cost of revenue was primarily due to a decline in product revenue which also reflects the ongoing shift of the Consumer segment towards subscriptions which resulted in decreases in inventory expense, freight and payment processing fees, and professional services. Inventory expense declined $2.4 million due to the decrease in box product sales. Freight and processing fees decreased $1.5 million due to the decrease in sales.
Cost of Product Revenue
Cost of product revenue for the nine months ended September 30, 2016 was $7.5 million, a decrease of $5.2 million, or 41%, from the nine months ended September 30, 2015. As a percentage of product revenue, cost of product revenue increased slightly to 27% from 26% for the nine months ended September 30, 2016 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar decrease in cost of product revenue was primarily due to decreases of $1.4 million, $1.2 million, $1.1 million, and $0.6 million in inventory costs, payroll and benefits, freight and payment processing costs, and commissions, respectively, due to the shift away from hard product sales to online subscription sales.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the nine months ended September 30, 2016 was $16.9 million, an increase of $0.6 million, or 3.9%, from the nine months ended September 30, 2015. As a percentage of subscription and service revenue, cost of subscription and service revenue remained flat at 15% for the nine months ended September 30, 2016 compared to the same prior year period.

Gross Profit
Gross profit decreased $12.6 million to $118.0 million for the nine months ended September 30, 2016 compared to $130.7 million for the nine months ended September 30, 2015. Gross profit percentage increased slightly to 83% from 82% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The dollar decrease in gross profit was primarily due to the decrease in revenue. The increase in gross profit percentage was primarily due to the decrease in inventory and freight costs associated with hard product sales as we continue to shift to online subscription sales.
Operating Expenses

	Nine Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$86,694	$100,939	$(14,245)	(14.1)%
Research and development	19,666	22,981	(3,315)	(14.4)%
General and administrative	30,864	39,727	(8,863)	(22.3)%
Impairment	3,930	809	3,121	385.8%
Lease abandonment and termination	30	—	30	100.0%
Total operating expenses	$141,184	$164,456	$(23,272)	(14.2)%
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
Included within our operating expenses are restructuring charges related to the 2016 and 2015 Restructuring Plans which relate to employee severance and related benefits costs incurred in connection with a reduction in headcount, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs.
The following table presents restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our results from operations:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cost of revenue	$567	$125
Sales and marketing	2,287	4,369
Research and development	912	757
General and administrative	1,417	3,558
Total	$5,183	$8,809
While there were restructuring plans initiated in each of the nine-month periods ended September 30, 2016 and 2015, the severance expenses in 2015 were greater than the severance expenses in 2016, primarily due to a larger number of headcount reductions in senior management in 2015.
Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2016 were $86.7 million, a decrease of $14.2 million, or 14%, from the nine months ended September 30, 2015. As a percentage of total revenue, sales and marketing expenses decreased to 61% for the nine months ended September 30, 2016 from 63% for the nine months ended September 30, 2015. The decrease in sales and marketing expense was primarily due to decreases in payroll and benefits, media and marketing spend, and professional services. Payroll and benefit expense decreased $5.0 million due primarily to salary savings from a reduction in headcount. Media expenses decreased $3.6 million, comprised of a reduction of $2.3 million in offline media and a decrease of $1.3 million in online media. Marketing expenses decreased $1.5 million due to overall decreased spend in advertising and retail visual displays due to the change in focus in the general consumer market. Professional services expenses decreased $3.3 million related to a $1.2 million contract termination fee associated with the 2015 Restructuring Plan and other reductions in the consumer market.
Research and Development Expenses
Research and development expenses were $19.7 million for the nine months ended September 30, 2016, a decrease of $3.3 million, or 14%, from the nine months ended September 30, 2015. As a percentage of total revenue, research and development expenses remained flat at 14% for the nine months ended September 30, 2016 and the nine months ended September 30, 2015. The dollar decrease was primarily due to a reduction in payroll and benefits expense of $2.4 million driven by increased capitalized labor projects associated with Catalyst and other new products and a reduction in headcount. A $0.4 million decrease in rent expense due to the closure of the San Francisco office also contributed to the overall reduction.
General and Administrative Expenses
General and administrative expenses decreased $8.9 million to $30.9 million for the nine months ended September 30, 2016 compared to $39.7 million for the nine months ended September 30, 2015. As a percentage of revenue, general and administrative expenses decreased to 22% for the nine months ended September 30, 2016 from 25% for the nine months ended September 30, 2015. The decrease in general and administrative expenses was due to reductions in payroll and benefits, bad debt, and other cost reductions. Payroll and benefits decreased $4.6 million driven by a reduction in headcount, heavier executive restructuring accruals in the prior year related to the 2015 Restructuring Plan, and reductions in stock compensation expense related to the change in CEO in the second quarter of 2015. Bad debt expense decreased by $1.2 million due to improvements in accounts receivable collections. Other costs decreased due to the ongoing cost saving measures.
Impairment
Impairment expenses were $3.9 million for the nine months ended September 30, 2016, a increase of $3.1 million, or 386%, from the nine months ended September 30, 2015. The increase was due to the 2016 second quarter impairment of the Fit Brains goodwill of $1.7 million, the second quarter impairment of Fit Brains intangible assets of $1.2 million, and the third quarter impairment of $1.0 million associated with a previously capitalized software project that no longer aligned to our strategic direction. These 2016 amounts were partially offset by a prior year impairment charge related to the abandonment of previously capitalized internal-use software projects.
Interest and Other Income (Expense)

	Nine Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Interest income	$34	$12	$22	183.3%
Interest expense	(353)	(271)	(82)	30.3%
Other income and (expense)	2,788	(1,265)	4,053	(320.4)%
Total other income and (expense)	$2,469	$(1,524)	$3,993	(262.0)%
Interest income for the nine months ended September 30, 2016 was $34,000, an increase of $22,000, from the nine months ended September 30, 2015. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the nine months ended September 30, 2016 was $0.4 million, an increase of $0.1 million from the nine months ended September 30, 2015, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the nine months ended September 30, 2016 was income of $2.8 million, a favorable change of $4.1 million, from an expense of $1.3 million for the nine months ended September 30, 2015. The change is primarily attributable to foreign exchange fluctuations.

Income Tax Expense

	Nine Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Income tax expense	$1,250	$47	$1,203	2,559.6%
Our income tax expense for the nine months ended September 30, 2016 was $1.3 million, compared to income tax expense of $47,000 for the nine months ended September 30, 2015. The change primarily resulted from the increased losses in Canada year-over-year including a $1.7 million goodwill impairment charge related to Fit Brains and the impact of the 2015 Restructuring Plan in certain foreign jurisdictions and tax benefit related to Korea withholdings.
Liquidity and Capital Resources
Our principal source of liquidity at September 30, 2016 consisted of $32.2 million in cash and cash equivalent and short-term investments, a decrease of $15.6 million compared to December 31, 2015. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities. For the nine months ended September 30, 2016, we generated negative cash flows from operating activities as reflected in our consolidated statements of cash flows.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $24.5 million of available credit less $4.0 million in letters of credit have been issued by Silicon Valley Bank on our behalf, resulting in a net borrowing availability of $20.5 million. We are subject to certain financial and restrictive covenants under the credit facility, which have been amended to reflect the revised outlook in connection with our 2016 Restructuring Plan. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of September 30, 2016, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of September 30, 2016 was $6.5 million. As of September 30, 2016, we do not intend to repatriate the cash from our foreign subsidiaries, however, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Cash Flow Analysis

	Nine Months Ended September 30,		2016 Versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(5,946)	$(19,373)	$13,427	(69.3)%
Net cash used in investing activities	$(9,590)	$(9,365)	$(225)	2.4%
Net cash used in financing activities	$(575)	$(479)	$(96)	20.0%
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2016 was $5.9 million. The factors affecting our operating cash flows during the period were our net loss of $21.9 million, adjusted for non-cash charges totaling $16.1 million, and an unfavorable overall change in operating assets and liabilities of $0.1 million.  Non-cash items primarily consisted of $9.8 million in depreciation and amortization expense, $3.9 million in impairment charges, and $3.5 million in stock-based compensation expense, which were partially offset by a $2.8 million gain on foreign currency transactions. The primary drivers of the change in operating assets and liabilities were a decrease in other current liabilities of $13.1 million which were partially offset by a decrease in accounts receivable of $8.9 million, an increase in accrued compensation of $3.4 million, and a $2.4 million increase in deferred revenue. The decrease in other current liabilities is related to having fewer obligations due for marketing, advertising, and rebates as a result of our shift in strategy and ongoing cost reduction efforts. Included within the decrease in other current liabilities is the $2.9 million cash impact of the reduction in suggested retail value that occurred in the second quarter of 2016. The decrease in accounts receivable was primarily related to the timing of sales compared to when payments are made along with the increase in sales during the fourth quarter 2015 holiday season. The increase in accrued compensation is the result of severance accruals associated with a reduction in headcount and the increase in accrued salary expense due to the timing differences associated with year-over-year bi-weekly payroll processing. The increase in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the timing of renewals in the Literacy segment and education sales channel within the Enterprise & Education language segment due to school budget calendars.
Net cash used in operating activities for the nine months ended September 30, 2015 was $19.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $35.4 million, adjusted for non-cash charges totaling $19.4 million, and an unfavorable overall change in operating assets and liabilities of $3.4 million.  Non-cash items primarily consisted of $10.2 million in depreciation and amortization expense, $5.4 million in stock-based compensation expense, $1.6 million in bad debt expense, $1.3 million in foreign currency exchange losses, and $0.8 million in impairment loss. The primary drivers of the change in operating assets and liabilities were a decrease in other current liabilities of $21.4 million, a decrease of $8.9 million in accounts payable, a decrease in accrued compensation of $5.0 million, an increase in deferred sales commissions of $4.3 million, and an increase of $1.6 million in inventory, partially offset by a decrease in accounts receivable of $26.3 million and an increase of $13.1 million in deferred revenue. The decrease in other current liabilities and accounts payable is related to having less obligations due for marketing, advertising, rebates, and inventory due to the fourth quarter seasonality of our business and as a result of our shift in strategy. The decrease in accrued compensation is primarily attributable to the timing of our cash payments, including payment of annual bonuses in March 2015 coupled with the reduction of payroll, benefits, and variable compensation due to the 2015 Restructuring Plan. The increase in deferred sales commission was primarily attributable to the 2014 acquisitions and an increase in Lexia deferred commissions. Inventory increased primarily due to additional inventory on hand to fulfill summer and back-to-school learning orders compared to lower inventory on hand following the fourth quarter holiday season. The decrease in accounts receivable was primarily related to the timing of credit sales compared to when payments are received along with the increase in sales during the fourth quarter 2014 holiday season. The increase in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the timing of purchases and renewals in the education sales channel. Included in the net cash used in operating activities for the nine months ended September 30, 2015 are non-recurring cash payments of $6.7 million related to our 2015 Restructuring Plan.
Net Cash Used in Investing Activities
Net cash used in investing activities was $9.6 million for the nine months ended September 30, 2016, compared to $9.4 million for the nine months ended September 30, 2015, a change of $0.2 million. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects increased $2.4 million related to the development of Catalyst and other new products. Cash used in acquisition activities increased by $1.7 million, reflecting the remaining holdback payment associated with the 2013 Lexia acquisition which was paid in the first quarter of 2015.
Net Cash Used In Financing Activities
Net cash used in financing activities was $0.6 million for the nine-month period ended September 30, 2016, compared to $0.5 million for the nine-month period ended September 30, 2015, a change of $0.1 million. Deferred financing fees slightly increased due to the costs associated with the March 2016 amendment to our revolving credit facility. Capital lease payments totaled $0.4 million during the nine-month period ended September 30, 2016, compared to $0.5 million during the nine-month period ended September 30, 2015.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease certain equipment, software and a building near Versailles, France under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$3,200	$663	$1,026	$1,009	$502
Operating leases	13,418	4,571	6,815	2,032	—
Total	$16,618	$5,234	$7,841	$3,041	$502
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on retailers and distributors, together with our direct salesforce, to sell our products. Our sales to retailers and distributors are concentrated on a key group that is comprised of a mix of websites, such as Amazon.com and the Apple App Store, select retail resellers such as Barnes & Noble, Best Buy, Target, Books-a-Million, Staples, and Sam's Club, and consignment distributors such as Wynit Distribution and Software Packaging Associates.
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

31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

Date: November 7, 2016