Form 10-K
period 2016-12-31
ROSETTA STONE INC
filed 2017-03-14
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $159.3 million as of June 30, 2016 (based on the last sale price of such stock as quoted on the New York Stock Exchange). All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
As of March 8, 2017, there were 22,161,289 shares of common stock outstanding.
Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders to be held on May 19, 2017 are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects,” or similar words and phrases. These statements may include, but are not limited to, statements relating to: our business strategy; guidance or projections related to revenue, Adjusted EBITDA, bookings, and other measures of future economic performance; the contributions and performance of our businesses, including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: the risk that we are unable to execute our business strategy; declining demand for our language learning solutions; the risk that we are not able to manage and grow our business; the impact of any revisions to our pricing strategy; the risk that we might not succeed in introducing and producing new products and services; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds; the risk that we cannot effectively adapt to and manage complex and numerous technologies; the risk that businesses acquired by us might not perform as expected; and the risk that we are not able to successfully expand internationally. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements risks and uncertainties that are more fully described in the Company's filings with the U.S. Securities and Exchange Commission (SEC), including those described below in this Annual Report on Form 10-K in Part I, Item 1A: "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations,” those described elsewhere in this Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 1.    Business
Overview
Rosetta Stone Inc. (“Rosetta Stone,” “the Company,” “we” or “us”) is dedicated to changing people's lives through the power of language and literacy education. Our innovative digital solutions drive positive learning outcomes for the inspired learner at home or in schools and workplaces around the world.
Founded in 1992, Rosetta Stone's language division uses cloud-based solutions to help all types of learners read, write, and speak more than 30 languages. Lexia Learning, Rosetta Stone's literacy education division, was founded more than 30 years ago and is a leader in the literacy education space. Today, Lexia helps students build fundamental reading skills through its rigorously researched, independently evaluated, and widely respected instruction and assessment programs. Rosetta Stone Inc. was incorporated in Delaware in 2005.
As our Company has evolved, we believe that our Enterprise & Education Language and Literacy segments are our largest opportunities for long-term value creation. The customers in these markets have needs that recur each year, creating a more predictable sales opportunity. This need profile also fits well with our suite of language and literacy products, and the well-known Rosetta Stone brand. We also believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe.
As a result, we are emphasizing the development of products and solutions for Corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer segment, where we continue to make product investments serving the needs of passionate language-learners who are motivated, results focused and willing to pay for a quality language-learning experience.
To position the organization for success, our focus is on the following priorities:

1.
Grow literacy sales and market share by providing fully aligned digital instruction and assessment tools for K-12, building a direct distribution sales force to augment our historical reseller model, and continuing to develop our implementation services business;

2.
Position our Enterprise & Education Language segment for profitable growth by focusing our direct sales on our best geographies and customer segments, partnering with resellers in other geographies and successfully delivering our CatalystTM product to Corporate customers. Catalyst integrates our Foundations, Advantage, and Advanced English for Business products with enhanced reporting, assessment and administrator tools that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

3.
Maximize the profitability of our Consumer language business by providing an attractive value proposition and a streamlined, mobile-oriented product portfolio focused on consumers' demand, while optimizing our marketing spend appropriately;

4.
Seek opportunities to leverage our language assets including our content, tools and pedagogy, as well as our well-known Rosetta Stone brand, through partnerships with leading players in key markets around the world; and

5.	Continue to identify opportunities to become more efficient.
In pursuing these priorities, we will (i) allocate capital to the areas of our business that we believe have the greatest value creation potential, including our Lexia literacy business, (ii) focus our businesses on their best customers, including K-12 learners primarily in North America, Corporate learners primarily in North America and Northern Europe in our Enterprise & Education Language segment, and passionate learners in the U.S. and select non-U.S. geographies in our Consumer language business, and (iii) optimize the sales and marketing costs for these businesses and the costs of our business overall.
Business Segments
Our business is organized into three operating segments: Enterprise & Education Language, Literacy, and Consumer. The Enterprise & Education Language segment derives language-learning revenues from sales to educational institutions, corporations, and government agencies worldwide under a Software-as-a-Service ("SaaS") model. The Literacy segment derives revenue under a SaaS model from the sales of literacy solutions to educational institutions serving grades K through 12. The Consumer segment derives revenue from sales to individuals and retail partners worldwide. For additional information regarding our segments, see Note 17 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistently with our current operating segments and definition of segment contribution.

Products and Services
Enterprise & Education Language:
Enterprise & Education Language-Learning Solutions: Rosetta Stone provides a series of web-based subscriptions to interactive language-learning solutions for schools, business and other organizations that are primarily available online. Our core language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary context-based immersion methodology, speech recognition engine and innovative technology features. Available in 24 languages and designed for beginner to intermediate language learners, Rosetta Stone Foundations builds fundamental language skills. Rosetta Stone Advantage is available for all proficiency levels in 9 of the 24 languages and focuses on improving everyday and business language skills. Our Advanced English for Business solution serves multinational companies seeking to build their employees’ English language proficiency so they are able to communicate and operate in a global business environment. In 2016, we completed the development of Catalyst, which consolidates and aligns our Foundations, Advantage and Advanced English for Business products into a single solution for our enterprise customers. Catalyst provides streamlined access and simplified pricing for the full suite of English and world language learning content, along with assessment, placement, ongoing reporting and demonstration of results, all of which address important customer needs to focus and demonstrate payback. Specifically designed for use with our language-learning solutions, our Enterprise & Education Language customers may also purchase our audio practice products and live tutoring sessions to enhance the learning experience.
Literacy:
Literacy Solutions: Our Lexia Learning suite of subscription-based English literacy-learning and assessment solutions provide explicit, systematic, personalized fundamental reading instruction for students of all abilities. This research-proven technology based approach accelerates reading skills development, predicts students' year-end performance and provides teachers with data-driven action plans to help differentiate instruction. Lexia Reading Core5 is available for all abilities from pre-K through grade 5. Our reading intervention program, Lexia Strategies, is designed for struggling readers in grades 6 and above. Lexia RAPID Assessment is a computer-adaptive screener and diagnostic tool for grades K-12 that identifies and monitors reading and language skills to provide actionable data for instructional planning. Lexia's solutions deliver norm-referenced performance data and analysis to enable teachers to monitor and modify their instruction to address specific student needs. These literacy solutions are provided under web-based subscriptions.
Our Enterprise & Education Language and Literacy customers can maximize their learning solutions with administrative tools, professional services and custom solutions.
Administrative Tools: Our Enterprise & Education Language and Literacy learning programs come with a set of administrative tools for performance monitoring, and to measure and track learner progress. Administrators can use these tools to access real-time dynamic reports and identify each learner's strengths and weaknesses.
Professional Services: Professional services provide our customers with access to experienced training, implementation and support resources. Our team works directly with customers to plan, deploy, and promote the program for each organization, incorporate learning goals into implementation models, prepare and motivate learners, and integrate the Enterprise & Education Language and Literacy solutions into technical infrastructure.
Custom Solutions: Rosetta Stone offers tailored solutions to help organizations maximize the success of their learning programs. Our current custom solutions include curriculum development, global collaboration programs that combine language education with business culture training, and language courses for mission-critical government programs.
Consumer:
Rosetta Stone also offers a broad portfolio of technology-based learning products for personal use to the global consumer. Our interactive portfolio of language-learning solutions is powered by our widely recognized brand, and building on our 24-year heritage in language-learning.
Many of our Rosetta Stone consumer products and services are available in flexible and convenient formats for tablets and smartphones. Our mobile apps enable learners to continue their lessons on the go and extend the learning experience away from a computer. Progress automatically syncs to meet our customers' lifestyles. These apps may be available for download through the Apple App Store, Google Play, and Amazon App Store for Android.
Rosetta Stone Language-Learning Solutions: Rosetta Stone provides intuitive, easy-to-use language-learning programs that can be purchased as software subscription or in perpetual formats including digital download, CD, or in-app purchase.

Our language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary immersion methodology, speech recognition engine and innovative technology features. Beginner to intermediate language-learning products are available in 30 languages to build fundamental language skills. More advanced language-learning products are available in 9 of the 30 languages. We also offer online services to enhance and augment our learners' capabilities. Our Online Tutoring is an online service that provides conversational coaching sessions with native speakers to practice skills and experience direct interactive dialogue. Our Online Games and Activities are online services that provide a world-wide community for users around the world with games, online chat, read-along stories, and other features to improve language skills. Our current suite of mobile language-learning apps includes companions to our computer-based language-learning apps which enables learners to access their language program anytime anywhere.
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
Our research and development expenses were $26.3 million, $29.9 million, and $33.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Customers and Distribution Channels
No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2016, 2015 or 2014. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.
Enterprise & Education Language:
Our Enterprise & Education Language distribution channel is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools, colleges and universities, government agencies, not-for-profit organizations, and corporations. Our Enterprise & Education language-learning customers include the following:
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
Third-party Resellers and Partners. We utilize third-party resellers and partners to provide our language-learning solutions to businesses, schools, and public-sector organizations in markets predominantly outside the U.S.
Literacy:
Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia solutions to K-12 schools.
Consumer:
Our Consumer distribution channel comprises a mix of our call centers, websites, third party e-commerce websites, app-stores, consignment distributors, select retail resellers, and daily deal partners. We believe these channels complement each other, as consumers who have seen our direct-to-consumer advertising may purchase at our retailers, and vice versa.
Direct to consumer.    Sales generated through either our call centers, our e-commerce website at www.rosettastone.com, and app stores.
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
Home School.    We promote interest in the language-learning market through advertising in publications focused on home schooling and attending local trade shows.
Sourcing and Fulfillment
Consistent with the SaaS model in our Enterprise & Education Language and Literacy segments, our strategy in the Consumer segment is to shift the sales mix away from CD-based product sales toward a cloud-based software subscription in order to reduce costs associated with physical packaging and distribution.
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
Competition
Rosetta Stone competes in several categories within the technology-based learning industry, including consumer, enterprise and educational language learning, and literacy.
The language-learning market is highly fragmented globally and consists of a variety of instructional and learning modes: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio recordings and software that rely primarily on grammar and translation; and free online and mobile offerings that provide content and opportunities to practice writing and speaking. In the enterprise and education-focused language market, we compete with EF English Live (formerly EF Englishtown), Global English, Wall Street English (Pearson), inlingua, Imagine Learning, Transparent Language, Duolingo, Middlebury Interactive Languages, Speexx as well as many private language schools and other classroom-based courses. Within consumer-focused language learning, our competitors include Berlitz (Benesse Holdings), Pimsleur (Simon & Schuster, part of CBS Corporation), Living Language (Penguin Random House, a joint venture of Pearson and Bertelsmann), McGraw-Hill Education, Duolingo, Inc., Fluenz, Busuu Ltd., Babbel (operated by Lesson Nine GmbH) and many other small and regionally-focused participants. In addition there are several competitors that are primarily focused on teaching English including Open English (Open English LLC), EF English Live and Inglés Sin Barreras.
In the literacy category, we compete primarily in the K-12 digital reading space in the U.S. with Imagine Learning, Scientific Learning, Odyssey (Compass Learning), Renaissance, Houghton Mifflin Harcourt, Curriculum Associates, and iStation.
Seasonality
Our business is affected by variations in seasonal trends. Within our Enterprise & Education Language segment, sales in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Literacy segment sales are seasonally stronger in the second and third quarters of the calendar year corresponding to the end and beginning of school district budget years. Consumer sales are affected by seasonal trends associated with the holiday shopping season. In particular, we generate a significant portion of our Consumer sales in the fourth quarter during the period beginning on Black Friday through the end of the calendar year.
Our operating segments are affected by different sales-to-cash patterns. Consumer sales typically turn to cash more quickly than Enterprise & Education Language and Literacy sales, which tend to have longer collection cycles. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash.
Intellectual Property
Our intellectual property is critical to our success. We rely on a combination of measures to protect our intellectual property, including patents, trade secrets, trademarks, trade dress, copyrights and non-disclosure and other contractual arrangements. In certain circumstances, we may sub-license our intellectual property including our trademarks and software for use in certain markets.
We have ten U.S. patents, fourteen foreign patents and several U.S. and foreign patent applications pending that cover various aspects of our language-learning and literacy technologies.

We have registered a variety of trademarks, including our primary or house marks, Rosetta Stone, The Blue Stone Logo, Lexia Learning, Lexia, Fit Brains, and Catalyst. These trademarks are the subject of either registrations or pending applications in the U.S., as well as numerous countries worldwide where we do business. We have been issued trademark registrations for our yellow color from the U.S. Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we use today and those we develop in the future. We believe that the distinctive marks that we use in connection with our solutions are important in building our brand image and distinguishing our offerings from those of our competitors. These marks are among our most valuable assets.
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
Employees
As of December 31, 2016, we had 1,012 total employees, consisting of 717 full-time and 295 part-time employees. We have employees in France and Spain who are represented by a collective bargaining agreement. We believe that we have good relations with our employees.
Financial Information by Segment and Geographic Area
For a discussion of financial information by segment and geographic area, see Note 17 of Item 8, Financial Statements and Supplementary Data contained in this Annual Report on Form 10-K.
Available Information
This Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website address is www.rosettastone.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.
The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on November 7, 2016 with the SEC for the period ended September 30, 2016. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.
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

We might not be successful in executing our strategy of focusing on the Enterprise & Education Language and Literacy segments and on more passionate language learners in the Consumer segment, and our company reorganization and realignment might not produce the desired results.
We are continuing to undertake a strategic reorganization and realignment of our business to maximize profitable growth in our Enterprise & Education Language segment by serving the needs of corporate and K-12 language learners, and prioritizing those who wish to speak and read English. In addition, we are now focusing on the needs of more passionate language learners in our Consumer segment, rather than addressing the needs of the mass marketplace. If we do not successfully execute our strategy, our revenue and profitability could decline. Our recent strategy changes include actions to reduce headcount, exit unprofitable geographies, and other savings initiatives. These cost reduction efforts could harm our business and results of operations by distracting management and employees, causing difficulty in hiring, motivating and retaining talented and skilled personnel, and creating uncertainty among our customers and vendors that could lead to delays or unexpected costs. Also, our ability to achieve anticipated cost savings and other benefits from these efforts is subject to many estimates and assumptions, which are subject to significant business, economic, and competitive uncertainties and contingencies, some of which are beyond our control. If these estimates and assumptions are incorrect, or if other unforeseen events occur, our business and financial results could be adversely affected.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions in the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. We expressly disclaim any obligations to update or revise any guidance, whether as a result of new information, future events or otherwise, except as required by law. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.
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
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading, and conversation by means of podcasts and MP3s, mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means. We estimate that there are thousands of free mobile applications on language-learning; free products are provided in at least 50 languages by private companies, universities, and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors that are focused more on user acquisition rather than profitability and funded by venture capital may be able to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may generally become less interested in language learning. Although we also offer free products such as mobile apps, if we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying customers, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
Historically a substantial portion of our revenue has been generated from our Consumer business. If we fail to accurately anticipate consumer demand and trends in consumer preferences, our brands, sales and customer relationships may be harmed.
Demand for our consumer focused language-learning software products and related services is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

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
Our success depends in part upon the continued adoption by organizations and potential customers of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that could result from offering courses online. If the acceptance of technology-based education does not continue to grow, our ability to continue to grow our Enterprise & Education Language business could be impaired.

We depend on discretionary consumer spending in the Consumer segment of our business. Adverse trends in general economic conditions, including retail and online shopping patterns or consumer confidence, as well as other external consumer dynamics may compromise our ability to generate revenue.
The success of our business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation, and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline, which could adversely affect our sales and profitability.
Because a significant portion of our Consumer sales are made to or through retailers and distributors, none of which has any obligation to sell our products, the failure or inability of these parties to sell our products effectively could reduce our revenue and profitability.
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
We have no control over the quantity of products that these retailers and distributors purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers and distributors will not promote competitors' products over our products or enter into exclusive relationships with our competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether.
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
We continue to test and offer changes to the pricing of our products. If we reduce our prices in an effort to increase our sales, this could have an adverse impact on our revenue to the extent that unit sales do not increase in a sufficient amount to compensate for the lower pricing. Reducing our pricing to individual consumers could also cause us to have to lower pricing to our Enterprise & Education Language customers. Any increase in the taxation of online sales could have the effect of a price increase to consumers and could cause us to have to lower our prices or could cause sales to decline. It is uncertain whether we will need to lower prices to effectively compete and what other short-term or long-term impacts could be.
We also may provide our retailers and distributors with price protection on existing inventories, which would entitle these retailers and distributors to credit against amounts owed with respect to unsold packaged product under certain conditions. These price protection reserves could be material in future periods.
In the U.S. and Canada, we offer consumers who purchase our packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return packaged products, subject to certain limitations. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could adversely affect our reported financial results.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing, including our ability to:

•	appropriately and efficiently allocate our marketing for multiple products;

•	accurately identify, target and reach our audience of potential customers with our marketing messages;

•	select the right marketplace, media and specific media vehicle in which to advertise;

•	identify the most effective and efficient level of spending in each marketplace, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs;

•	differentiate our products as compared to other products;

•	create greater awareness of our new products our brands and learning solutions;

•	drive traffic to our e-commerce website, call centers, distribution channels and retail partners; and

•	convert customer inquiries into actual orders.
Our planned marketing may not result in increased revenue or generate sufficient levels of product and brand name awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.
Some of our radio, television, print, and online advertising has been through the purchase of "remnant" advertising segments. These segments are random time slots and publication dates that have remained unsold and are offered at discounts to advertisers who are willing to be flexible with respect to time slots. There is a limited supply of this type of advertising and the availability of such advertising may decline or the cost of such advertising may increase. In addition, if we increase our marketing budget it cannot be assured that we can increase the amount of remnant advertising at the discounted prices we have obtained in the past. If any of these events occur, we may purchase time slots and publication dates at higher prices, which would increase our costs.
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
Our business strategy contemplates stabilizing and reducing the losses we have experienced internationally. In March 2016, as part of the 2016 Restructuring Plan, we initiated actions to withdraw our direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings. These operations added sales, but at too high a cost and without the near-term ability to capture scale efficiencies. We continuously review and optimize certain of our website sales channels in Europe, Asia and Latin America. In addition, we continue to optimize our indirect sales channels in Europe, Asia and Latin America through reseller and other arrangements with third parties. If we are unable to stabilize and reduce losses in our international operations successfully and in a timely manner, our business, revenue and financial results could be harmed. Such stabilization and reduction may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products and services internationally to the extent we expect.
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
We offer our software products on operating systems and platforms including Windows, Macintosh, Apple OS, Android, and Amazon apps. The demand for traditional desktop computers has been declining, while the demand for mobile devices such as notebook computers, smartphones and tablets has been increasing, which means that we must be able to market to potential customers and to provide customers with access to and use of our products and services on many platforms and operating systems, as they may be changed from time to time. To the extent new releases of operating systems, including for mobile and non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers use alternative technologies, our business could be harmed.
Our software products must interoperate with computer operating systems of our customers. If we are unable to ensure that our products interoperate properly with customer systems, our business could be harmed.
Our products must interoperate with our customers' computer systems, including the network, security devices and settings, and student learning management systems of our Enterprise & Education Language and Literacy customers. As a result, we must continually ensure that our products interoperate properly with these varied and customized systems. Changes in operating systems, the technologies we incorporate into our products or the computer systems our customers use may damage our business.
Our products and internal systems rely on software that is highly technical and maintained by third parties and if such third-party software contains undetected errors or vulnerabilities or if it not supported or updated to keep pace with current computer hardware, our business could be adversely affected.
Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. Such software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services.
For example, we rely on Adobe Flash as a platform for our software. Adobe Flash is one of the most versatile programming systems available and is unique in its ability to allow the integration of many forms of electronic formatted media into an interactive and user friendly system. However, in July 2015, certain vulnerabilities discovered in Adobe Flash led to temporary interruption of support for Adobe Flash by popular web browsers. As a result, some software makers are opting to exclude Adobe Flash from their web browsers. If similar interruptions occur in the future and disrupt our ability to provide our products to some or all of our users, our ability to generate revenue would be harmed. Additionally, if Adobe Flash were to become deleted from Adobe’s product line or become not supported or updated to keep pace with current computer hardware, then our software products would become obsolete very quickly. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
If there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools, other education providers, or government agencies, we could lose revenue.
Many of our Enterprise & Education Language or Literacy customers are colleges, universities, primary and secondary schools and school districts, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools and school districts, or other education providers or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could adversely affect our overall gross margins.
Some of our Enterprise & Education Language and Literacy business is characterized by a lengthy and unpredictable sales cycle, which could delay new sales.
We face a lengthy sales cycle between our initial contact with some potential Enterprise & Education Language and Literacy customers and the signing of license agreements with these customers. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of such Enterprise & Education Language and Literacy sales. A delay in or failure to complete license transactions could cause us to lose revenue, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential Enterprise & Education Language and Literacy customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers' budgetary constraints and priorities;

•	the timing of our customers' budget cycles;

•	the need by some customers for lengthy evaluations that often include administrators and faculties; and

•	the length and timing of customers' approval processes.
As we pursue a 100% SaaS-based model for our Consumer business and sell our solutions as subscriptions, rather than packaged software, our revenue, results of operations and cash flow could be negatively impacted.
Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recognized 65-90% of the revenue at the time of sale. Certain of our online products are sold under different subscription terms, from short-term (less than one year) to long-term (typically 36-months) subscriptions with a corresponding license term. Typically, long-term subscriptions include substantially higher discounts, resulting in less cash and revenue from the initial sale to the customer and selling a higher proportion of long-term subscriptions could have a substantially negative impact on our revenue, results of operations and cash flow in any quarterly reporting period. Furthermore, to the extent that customers use our products and services for only a short time after purchase, online subscription customers could be less likely to renew their subscriptions beyond the initial term with the effect that we could earn less revenue over time from each customer than historically.
Our revenue is subject to seasonal and quarterly variations, which could cause our financial results to fluctuate significantly.
We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue, cash flows and net income. These variations are primarily related to increased sales of our Consumer products and services in the fourth quarter, especially during the holiday selling season, as well as higher sales to governmental, educational institutions, and corporations in the second half of the calendar year. We sell to a significant number of our retailers, distributors and Enterprise & Education Language customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our Enterprise & Education Language and Literacy customers may also cause our quarterly results to fluctuate.
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
Our business involves the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company's proprietary and other confidential information related to our business. Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems. Possession and use of personal information in conducting our business subjects us to legislative and regulatory obligations that could require notification of data breaches, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers. Some of our commercial partners may receive or store information provided by us or our users through our websites. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our customers' data may be improperly accessed, used or disclosed. As our business and the regulatory environment evolve in the U.S. and internationally, we may become subject to additional and even more stringent legal obligations concerning our treatment of customer information. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our products and offerings, we may be a target of attacks specifically designed to impede the performance of our products and offerings and harm our reputation as a company. If our systems are harmed or fail to function properly or if third parties improperly obtain and use the personal information of our customers or employees, we may be required to expend significant resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by the breaches. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our products and services, harm to our reputation and brand, and loss of our ability to accept and process customer credit card orders. Any such access, disclosure or other loss of information could result in legal claims or proceedings and regulatory penalties, disrupt our operations and result in a loss of confidence in our products and services, which could lead to a material and adverse effect on our business, reputation or financial results.
We may incur significant costs related to maintaining data security and in the event of any data security breaches that could compromise our information technology network security, trade secrets and customer data.
        The secure processing, maintenance and transmission of personal, financial or other information that is entrusted to us by our customers is critical to our operations and business strategy, and we devote significant resources to protecting such information. The expenses associated with protecting such information could reduce our operating margins. Additionally, threats to our information technology network security can take a variety of forms. Individual hackers and groups of hackers, and sophisticated organizations or individuals may threaten our information technology network security. Cyber attackers may develop and deploy malicious software to attack our services and gain access to our networks or data centers, hold access to critical systems or information for ransom, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats and attacks are constantly evolving, thereby increasing the difficulty of detecting and successfully implementing measures to defend against them. We may be unable to anticipate potential techniques or implement adequate preventative measures in time. Cyber threats and attacks can have cascading impacts that unfold with increasing speed across internal networks and systems. Breaches of our network, credit card processing information, or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, cause product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, expose us to contractual or regulatory audit or investigation, require us to allocate additional resources to alternative and potentially more costly technologies more frequently than anticipated, or otherwise adversely affect our business. We maintain cyber risk insurance, but our policy coverage limits may not be sufficient to cover all of our losses caused by any future information security-related breaches or events.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection. Changes in regulations or customer concerns regarding privacy and protection of customer data, or any failure to comply with such laws, could adversely affect our business.
Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our customers. The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled and rapidly evolving. Many states have passed new laws impacting required notifications to customers and/or state agencies where there is a security breach involving personal data, such as California’s Information Practices Act.
We also face similar risks in international markets where our products, services and apps are offered. Foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. We are subject to international laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations and ability to provision our products and perform services for our customers, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change.
Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the U.S. For example, in October 2015, the European Court of Justice invalidated the 2000 US-EU Safe Harbor program as a legitimate and legally authorized basis on which U.S. companies, including Rosetta Stone, could rely for the transfer of personal data from the European Union to the United States. The European Union and United States recently agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield Framework. Rosetta Stone participates and has certified to its compliance to the Privacy Shield Framework. However, this new framework also faces a number of legal challenges, is subject to an annual review that could result in changes to our obligations, and also may be challenged by national regulators or private parties. In addition, other available bases on which to rely for the transfer of EU personal data outside of the European Economic Area, such as standard Model Contractual Clauses (MCCs), have also been subjected to regulatory or judicial scrutiny. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.
If one or more of the legal bases for transferring personal data from Europe to the United States is invalidated, or if we are unable to transfer personal data between and among countries and regions in which Rosetta Stone operates, it could affect the manner in which we provide our services or adversely affect our financial results. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to the Rosetta Stone brands, and a loss of customers, which could potentially have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries are considering laws mandating that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit personal data processing to within individual countries could increase our operating costs significantly. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include additional operational and other requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance.
The interpretation and application of privacy, data protection and data retention laws and regulations are often uncertain and in flux in the U.S. and internationally. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results. In addition, these laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices we may be deemed non-compliant, subject to legal or regulatory process, fined or ordered to change our business practices in a manner that could cause use to incur substantial costs, or that adversely impacts our business or operating results.

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
The uncertainty surrounding the terms of the United Kingdom's withdrawal from the European Union and its consequences could cause disruptions and create uncertainty to our businesses and adversely impact consumer and investor confidence in our products and services.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as "Brexit"). The referendum was advisory, and by the terms of the Treaty on European Union, any withdrawal is subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates the withdrawal process. The ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results, and cash flows. Additionally, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other's respective markets either during a transitional period or more permanently. Any of these effects, among others, could materially adversely affect our business, business opportunities, results of operations, and financial condition.
Uncertainty in the global geopolitical landscape from recent events may impede the implementation of our strategy outside the United States.
There may be uncertainty as to the position the United States will take with respect to world affairs and events following the 2016 U.S. presidential election and related change in political agenda, coupled with the transition of administrations. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries. This uncertainty, together with other key global events during 2016 (such as the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity), may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with the Company (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets (including the New York Stock Exchange on which our common stock is traded), and (iv) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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
If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products in the future. In the past, we have encountered product development delays due to errors or defects. We would expect that, despite our testing, errors could be found in new products and product enhancements in the future. Significant errors in our products or services could lead to, among other things:

•	delays in or loss of marketplace acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades for Consumer, Literacy and Enterprise & Education Language customers;

•	injury to our reputation;

•	increased service expenses or payment of damages; or

•	costly litigation.
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
Our revolving credit facility contains borrowing limitations and other restrictive covenants and the failure to maintain a sufficient borrowing base or to comply with such covenants could prevent us from borrowing funds, and could cause any outstanding debt to become immediately payable, which might adversely impact our business.
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
To the extent economic difficulties continue, our revenue, profitability and cash flows could be significantly reduced. A liquidity shortfall may delay certain development initiatives or may expose us to a need to negotiate further funding. While we anticipate that our existing cash and cash equivalents, together with availability under our existing revolving credit facility, cash balances and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. A lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity securities would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new products, services and technologies.
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
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant non-cash charge to earnings.
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
In addition, the United States government and other governments are considering and may adopt tax reform measures that could impact future effective tax rates favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results. Further, any changes to the U.S. or any foreign jurisdictions’ tax laws, tax rates, or the interpretation of such tax laws, including the Base Erosion Profit Shifting project being conducted by the Organization for Economic Co-operation and Development could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form any legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.
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
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Lexia Learning, Lexia, Fit Brains and Catalyst trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the U.S. and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
We must monitor and protect our Internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.
We own several domain names related to our business. Third parties may acquire substantially similar domain names or Top Level Domains ("TLDs") that decrease the value of our domain names and trademarks and other proprietary rights which may adversely affect our business. Third parties also may acquire country-specific domain names in the form of Country Code TLDs that include our trademarks or similar terms and which prevent us from operating country-specific websites from which customers can view our products and engage in transactions with us. Moreover, the regulation of domain names in the U.S. and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars, modify the requirements for holding domain names or release additional TLDs. As a result, we may have to incur additional costs to maintain control over potentially relevant domain names or may not maintain exclusive rights to all potentially relevant domain names in the U.S. or in other countries in which we conduct business, which could harm our business or reputation. Moreover, attempts may be made to register our trademarks as new TLDs or as domain names within new TLDs and we will have to make efforts to enforce our rights against such registration attempts.
Our business depends on our strong brands, and failing to maintain or enhance the Rosetta Stone brands in a cost-effective manner could harm our operating results.
Maintaining and enhancing our brands is an important aspect of our efforts to attract new customers and expand our business. We believe that maintaining and enhancing our brands will depend largely on our ability to provide high-quality, innovative products, and services, which we might not do successfully. Our brands may be negatively impacted by a number of factors such as service outages, product malfunctions, data protection and security issues, and exploitation of our trademarks by others without permission.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2016, our corporate headquarters are located in Arlington, Virginia, where we occupy approximately 13,000 square feet of space on the top floor of an office building under a lease that ends January 31, 2020. For more information about our Arlington, Virginia lease and subleases, please see Note 16 of Item 8, Financial Statements and Supplementary Data. We currently own one facility in Harrisonburg, Virginia, that provides operations and customer support services. We lease another facility in Virginia for use as a packing and distribution center for all of our U.S. and some of our international fulfillment.
In addition, the Company leases property in various locations in the U.S. and around the world as sales offices, for research and development activities, operations, product distribution, data centers, and market research. We utilize international locations in or near cities including the following: London, United Kingdom; Vancouver, Canada; and Cologne, Germany.  Our offices and facilities are used across multiple segments. We believe our offices and facilities are adequate for our current needs.
Item 3.    Legal Proceedings
Information with respect to this item may be found in Note 16 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." There were approximately 88 stockholders of record of our common stock as of March 8, 2017 when the last reported sales price of our common stock on the NYSE was $7.69 per share. The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
Year ended December 31, 2016
Fourth Quarter	$9.20	$6.80
Third Quarter	9.22	7.44
Second Quarter	8.46	6.68
First Quarter	8.60	6.17
Year ended December 31, 2015
Fourth Quarter	$8.22	$6.31
Third Quarter	8.50	6.40
Second Quarter	9.19	6.39
First Quarter	10.37	7.16
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
Purchases of Equity Securities
Our revolving credit facility contains financial and restrictive covenants that, among other restrictions and subject to certain limitations, limit our ability to repurchase our shares.
Stockholder Return Performance Presentation
The following graph compares the change in the cumulative total stockholder return on our common stock during the 5-year period from December 31, 2011 through December 31, 2016, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rosetta Stone Inc., the NYSE Composite Index, and SIC code 7372 index

$250
$200
$150
$100
$50
$0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Rosetta Stone Inc.
NYSE Composite
SIC code 7372 index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
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
Item 6.    Selected Consolidated Financial Data
The following tables set forth selected consolidated statement of operations data, balance sheet data, and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8. Financial Statements and Supplementary Data.” Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(in thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$194,089	$217,670	$261,853	$264,645	$273,241
Gross profit	159,768	179,143	208,799	218,931	224,331
Loss from operations	(26,920)	(43,813)	(78,850)	(18,442)	(5,266)
Net loss	(27,550)	(46,796)	(73,706)	(16,134)	(33,985)

Loss per share attributable to common stockholders:
Basic	$(1.25)	$(2.17)	$(3.47)	$(0.75)	$(1.61)
Diluted	$(1.25)	$(2.17)	$(3.47)	$(0.75)	$(1.61)

Other Selected Data:
Total stock-based compensation expense	$4,906	$7,195	$6,762	$9,241	$8,009
Total intangible amortization expense	$4,351	$5,192	$6,263	$1,822	$40
_______________________________________________________________________________

(1)
As discussed in Notes 1 and 13 of Item 8, Financial Statements and Supplementary Data, the Company announced and initiated restructuring actions in the first quarter of 2016 to exit the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of its Enterprise & Education Language offerings. Under this initiative, the Company made headcount reductions, office lease terminations, and other cost reductions in France, China, Brazil, Canada, Spain, Mexico, U.S. and the U.K.

(2)
As discussed in Notes 1 and 13 of Item 8, Financial Statements and Supplementary Data, the Company undertook restructuring actions in the first quarter of 2015 to focus on the Enterprise & Education business and optimize the Consumer business for profitability. Under this initiative, the Company undertook headcount and cost reductions to areas including Consumer sales and marketing, Consumer product investment, and general and administrative functions.

(3)	The Company acquired Vivity Labs, Inc. on January 2, 2014 and Tell Me More S.A. on January 9, 2014. The results of operations from these entities have been included from the acquisition date.

(4)
The Company acquired Livemocha, Inc. on April 1, 2013 and acquired Lexia Learning Systems, Inc. on August 1, 2013. The results of operations from these entities have been included from the acquisition date.

(5)
The Company established a full valuation allowance to reduce the deferred tax assets of the Korea, Brazil, Japan and U.S. subsidiaries. The establishment of the valuation allowance resulted in a non-cash charge of $29.7 million during the year ended December 31, 2012.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,195	$47,782	$64,657	$98,825	$148,190
Total assets	194,310	228,543	288,173	290,776	279,405
Total deferred revenue	141,457	142,748	128,169	78,857	63,416
Notes payable and capital lease obligation	2,559	3,143	3,748	242	5
Total stockholders' (deficit) equity	(1,659)	22,410	63,445	131,243	148,194

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The MD&A should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed under ("Risk Factors") and elsewhere in this Annual Report on Form 10-K.
Overview
Rosetta Stone is dedicated to changing people's lives through the power of language and literacy education. Our innovative digital solutions drive positive learning outcomes for the inspired learner at home or in schools and workplaces around the world. Founded in 1992, Rosetta Stone's language division uses cloud-based solutions to help all types of learners read, write, and speak more than 30 languages. Lexia Learning, Rosetta Stone's literacy education division, was founded more than 30 years ago and is a leader in the literacy education space. Today, Lexia helps students build fundamental reading skills through its rigorously researched, independently evaluated, and widely respected instruction and assessment programs. Rosetta Stone Inc. was incorporated in Delaware in 2005.
The Enterprise & Education Language segment derives revenue from sales to educational institutions, corporations, and government agencies worldwide. The Literacy segment derives revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The Consumer segment derives revenue from sales to individuals and retail partners. Our Enterprise & Education Language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our Consumer distribution channel comprises a mix of our call centers, websites, app-stores, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Sam's Club, Staples, consignment distributors such as Wynit Distribution and Software Packaging Associates, and daily deal partners.
As our Company has evolved, we believe that our Enterprise & Education Language and Literacy segments are our largest opportunities for long-term value creation. The customers in these markets have needs that recur each year, creating a more predictable sales opportunity. This need profile also fits well with our suite of language and literacy products and the well-known Rosetta Stone brand. We also believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe.
As a result, we are emphasizing the development of products and solutions for Corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer segment where we continue to make product investments serving the needs of passionate language learners who are motivated, results focused and willing to pay for a quality language-learning experience.
To position the organization for success, our focus is on the following priorities:

1.
Grow literacy sales and market share by providing fully aligned digital instruction and assessment tools for K-12, building a direct distribution sales force to augment our historical reseller model, and continuing to develop our implementation services business;

2.
Position our Enterprise & Education Language business for profitable growth by focusing our direct sales on our best geographies and customer segments, partnering with resellers in other geographies and successfully delivering our Catalyst product to Corporate customers. Catalyst integrates our Foundations, Advantage, and Advanced English for Business products with enhanced reporting, assessment, and administrator tools that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

3.
Maximize the profitability of our Consumer language business by providing an attractive value proposition and a streamlined, mobile-oriented product portfolio focused on customers' demand, while optimizing our marketing spend appropriately;

4.
Seek opportunities to leverage our language assets including our content, tools and pedagogy, as well as our well-known Rosetta Stone brand, through partnerships with leading players in key markets around the world, and

5.	Continue to identify opportunities to become more efficient.
In pursuing these priorities, we will (i) allocate capital to the areas of our business that we believe have the greatest value creation potential, including our Lexia literacy business, (ii) focus our businesses on their best customers, including K-12 learners primarily in North America, Corporate learners primarily in North America and Northern Europe in our Enterprise & Education Language segment, and passionate learners in the U.S. and select non-U.S. markets in our Consumer language business, and (iii) optimize the sales and marketing costs for these businesses and the costs of our business overall.

In March 2016, we announced the 2016 Restructuring Plan ("2016 Restructuring Plan"), outlining our withdrawal of the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings. These operations added sales, but at too high a cost and without the near-term ability to capture scale efficiencies. Where appropriate, we will seek to operate through partners in the geographies being exited. We have also initiated processes to close our software development operations in France and China. These actions were in addition to the 2015 Restructuring Plan to accelerate and prioritize our focus on satisfying the needs of the more passionate learners in the Unites States and select non-U.S. geographies in the Consumer language segment. In March 2015, we initiated a plan (the "2015 Restructuring Plan") to make reductions to Consumer sales and marketing, Consumer product investment, and general and administrative costs. See Note 2 and Note 13 of Item 8, Financial Statements and Supplementary Data for additional information about these strategic undertakings.
In conjunction with the 2016 and 2015 Restructuring Plans, outside financial and legal advisors have been retained to assist management and the Board of Directors with their ongoing comprehensive review to analyze potential options to improve financial performance and enhance shareholder value.
In March 2016, we announced our strategy to position the organization for success and we have prioritized the growth of literacy sales and have begun to take actions to align resources to drive this growth. As a result of this shift, we reevaluated our segment structure. Prior to the strategy shift, we were managed in two operating segments (Enterprise & Education and Consumer). Following the shift, we are managed in three operating segments (Enterprise & Education Language, Literacy, and Consumer). We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expense and bad debt expense. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution.
For the year ended December 31, 2016, Enterprise & Education Language segment contribution increased to $28.3 million with a segment contribution margin of 39%, compared to $21.3 million with a segment contribution margin of 28% for the year ended December 31, 2015. The dollar and margin increases were primarily due to the cost reduction initiatives in early 2016 as compared to the prior year. Literacy segment contribution increased to $5.6 million with segment contribution margin of 17% for the year ended December 31, 2016 as compared to a segment contribution of $0.7 million and a segment contribution margin of 3% for the year ended December 31, 2015. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, offset by an increase in sales and marketing expense due to the transition to a direct sales team and support infrastructure. The margin improvement partially related to the effect of purchase accounting that will diminish over time. Consumer segment contribution decreased to $21.1 million with a contribution margin of 24% for the year ended December 31, 2016, from $30.0 million with a contribution margin of 25% for the year ended December 31, 2015. The dollar and margin decreases were primarily due to a decrease in Consumer revenue of $31.7 million.
For the year ended December 31, 2015, Enterprise & Education Language segment contribution increased to $21.3 million with a segment contribution margin of 28%, compared to $16.9 million with a segment contribution margin of 23% for the year ended December 31, 2014. The dollar and margin increases were primarily due to the increase in Enterprise & Education revenue which was slightly offset by an increase in direct sales related expenses. Literacy segment contribution increased to $0.7 million with segment contribution margin of 3% for the year ended December 31, 2015, as compared to a segment contribution loss of $3.0 million and a segment contribution margin of negative 30% for the year ended December 31, 2014. The dollar and margin increases were primarily due to the impacts of purchase accounting. Consumer segment contribution increased to $30.0 million with a contribution margin of 25% for the year ended December 31, 2015, from $28.0 million with a contribution margin of 16% for the year ended December 31, 2014. The dollar and margin increases in Consumer segment contribution was primarily due to cost reduction initiatives.
Over the last few years, our Consumer strategy has been to shift more and more of our Consumer business to online subscriptions (with access across the web and apps) and away from perpetual digital download and CD packages. We believe that these online subscription formats provide customers with an overall better experience, flexibility to use our products on multiple platforms (tablets, smartphones and computers), and provide a more economical and relevant way for us to deliver our products to customers. One challenge to encouraging customers to enter into or renew a subscription arrangement is that usage of our product varies greatly, ranging from customers that purchase but do not have any usage to customers with high usage. The majority of purchasers tend towards the lower end of that spectrum, with most usage coming in the first few months after purchase and declining over time - similar to a gym membership. We expect the trend in Consumer subscription sales to accelerate through the end of 2017 as customer preferences continue to move towards cross-platform experiences. Our goal is to move almost entirely all of our Consumer business to subscription sales by the end of 2017.

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
We derive revenue from sales of language-learning and literacy solutions. Revenue is presented as subscription and service revenue or product revenue in our consolidated financial statements. Subscription and service revenue consists of sales from web-based software subscriptions, online services, professional services, and certain mobile applications. Our online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Our professional services include training and implementation services. Product revenue primarily consists of revenue from our perpetual language-learning product software, our audio practice products, and certain mobile applications. Our audio practice products are often combined with our language-learning software and sold as a solution.
In the Consumer market, our perpetual product software is often bundled with our short-term online conversational coaching and online community services and sold as a package. Approximately $39 in revenue per unit is derived from these short-term online services. As a result, we typically defer 10% to 35% of the revenue of each of these bundled sales to be recognized over the term of the service period. The content of our perpetual product software and our web-based language-learning subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience.
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer products predominantly through our direct sales channels, primarily utilizing our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our Enterprise & Education Language, Literacy, and our Consumer segments because the customers and revenue drivers of these channels are different.
Within our Enterprise & Education Language segment, sales in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Literacy segment sales are seasonally stronger in the third quarter of the calendar year corresponding to school district budget years. Consumer sales are affected by seasonal trends associated with the holiday shopping season. We expect these trends to continue.
Cost of Subscription and Service Revenue and Cost of Product Revenue
Cost of subscription and service revenue primarily represents costs associated with supporting our web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs, and depreciation. We also include the cost of credit card processing and customer technical support in both cost of subscription and service revenue and cost of product revenue. Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage.
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
Research and Development.    Research and development expenses consist primarily of employee compensation costs, consulting fees, and overhead costs associated with development of our solutions. Our development efforts are primarily based in the U.S. and are devoted to modifying and expanding our offering portfolio through the addition of new content, as well as new paid and complementary products and services to our language-learning and literacy solutions.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this annual report on Form 10-K. See Note 2 of Item 8, Financial Statements and Supplementary Data for a complete description of our significant accounting policies.
Revenue Recognition
Our primary sources of revenue are web-based software subscriptions, online services, perpetual product software, and bundles of perpetual product software and online services. We also generate revenue from the sale of audio practice products, mobile applications, and professional services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue is recorded net of discounts and net of taxes.
We identify the units of accounting contained within our sales arrangements and in doing so, we evaluate a variety of factors including whether the undelivered element(s) have value to the customer on a stand-alone basis or if the undelivered element(s) could be sold by another vendor on a stand-alone basis.
For multiple element arrangements that contain perpetual software products and related online services, we allocate the total arrangement consideration to the deliverables based on the existence of vendor-specific objective evidence of fair value ("VSOE"). We generate a portion of Consumer revenue from the CD and digital download formats of the Rosetta Stone language-learning product which are typically multiple-element arrangements that contain two deliverables: perpetual software, delivered at the time of sale, and online service, which is considered an undelivered software-related element. The online service includes access to conversational coaching services. Because we only sell the perpetual language-learning software on a stand-alone basis in our homeschool version, we do not have a sufficient concentration of stand-alone sales to establish VSOE for the perpetual product. Where VSOE of the undelivered online services can be established, arrangement consideration is allocated using the residual method. We determine VSOE by reference to the range of comparable stand-alone renewal sales of the online service. We review these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice. Where VSOE of the undelivered online services cannot be established, revenue is deferred and recognized commensurate with the delivery of the online services.
For non-software multiple element arrangements we allocate revenue to all deliverables based on their relative selling prices. Our non-software multiple element arrangements primarily occur as sales to our Enterprise & Education Language and Literacy customers, and to a lesser extent to our Consumer customers. These arrangements can include web-based subscription services, audio practice products and professional services or any combination thereof. We do not have a sufficient concentration of stand-alone sales of the various deliverables noted above to our customers, and therefore cannot establish VSOE for each deliverable. Third party evidence of fair value does not exist for the web-based subscription, audio practice products and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, we determine the relative selling price of the web-based subscription, audio practice products and professional services deliverables included in our non-software multiple element arrangements using our best estimate of selling price. We determine our best estimate of selling price based on our internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on our cost of each deliverable.
In the U.S. and Canada, we offer consumers who purchase our packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return unsold packaged products, subject to certain limitations. We estimate and establish revenue reserves for packaged product returns at the time of sale based on historical return rates, estimated channel inventory levels, the timing of new product introductions, and other factors.
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
Revenue for web-based subscriptions and online services is recognized ratably over the term of the subscription or service period, assuming all revenue recognition criteria have been met. Our CD and digital download formats of Rosetta Stone language-learning products are typically bundled with an online service where customers are allowed to begin their online services at any point during a registration window, which is typically up to six months from the date of purchase from us or an authorized reseller. The online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized ratably over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
Software products are sold to end user customers and resellers. In many cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For many product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, we defer revenue until the customer receives the product because we legally retain a portion of the risk of loss on these sales during transit. In other cases where packaged software products are sold to resellers on a consignment basis, revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. Cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identifiable benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue at the time of sale.
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
In connection with packaged software product sales and web-based software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from the time of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenue is recognized together with the software product and web-based software subscription revenue. Costs associated with technical support are accrued at the time of sale.
Sales commissions from non-cancellable web-based software subscription contracts are deferred and amortized in proportion to the revenue recognized from the related contract.
Stock-Based Compensation
All stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date. For options granted with service and/or performance conditions, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted with market-based conditions, the fair value of each grant is estimated on the date of grant using the Monte-Carlo simulation model. Determining the fair value at the grant date requires the use of estimates, including expected term, future stock price volatility, forfeiture rates, and risk-free interest rate.
As we do not have sufficient historical option exercise experience that spans the full 10 year contractual term for determining the expected term of options granted, we estimate the expected term of options using a combination of historical information and the simplified method. We use our own historical stock price data to estimate a forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk free interest rate, we use a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
Stock-based compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. Stock compensation expense is recognized based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.
Goodwill
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha and Lexia in 2013 and the acquisitions of Vivity and Tell Me More in 2014.
As of December 31, 2016, our reporting units are: Enterprise & Education Language, Literacy, Consumer Language, and Consumer Fit Brains. Each of these businesses is considered a reporting unit for goodwill impairment testing purposes. Consumer Language and Consumer Fit Brains are components of the Consumer operating segment.
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
The factors that we consider important in a qualitative analysis, and which could trigger an interim impairment review, include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial, market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. We evaluate our reporting units with remaining goodwill balances on a quarterly basis to determine if a triggering event has occurred. We will continue to review for impairment indicators.
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
Consistent with our election in prior annual tests, we exercised our option to bypass Step 0 for all reporting units with remaining goodwill balances in connection with the annual goodwill impairment analysis performed as of June 30, 2016. The Enterprise & Education Language and Literacy reporting unit tests both resulted in fair values that substantially exceeded the carrying values, and therefore no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.
The Consumer Fit Brains reporting unit was also evaluated, which resulted in a fair value that was significantly below the carrying value. The decrease in fair value was due to the second quarter 2016 strategy update for the Consumer Fit Brains business. The Consumer Fit Brains reporting unit was no longer considered central to our core strategy to focus on language and literacy learning. Due to the continued declines in operations since the $5.6 million partial impairment in the fourth quarter of 2015, we revised the Consumer Fit Brains financial projections in the second quarter of 2016 assuming reduced media spend and reduced revenue in 2016 and beyond. The change in operating plans and the lack of cushion since the fourth quarter 2015 impairment resulted in an implied fair value of goodwill that was significantly below its carrying value. As a result, we recorded a second quarter impairment loss of $1.7 million, which represented a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge was recorded in the "Impairment" line on the statement of operations.
We routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework. As of December 31, 2016, the Enterprise & Education Language and Literacy reporting units are the only reporting units with remaining goodwill balances. In the fourth quarter of 2016, we evaluated these reporting units to determine if a triggering event has occurred. As of December 31, 2016, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of any such reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment reviews of any such reporting units.
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
During the second quarter of 2016, we revised the business outlook and financial projections for the Consumer Fit Brains reporting unit, which prompted a long-lived intangible asset impairment analysis of the Consumer Fit Brains tradename, developed technology, and customer relationships. The carrying values of the intangible assets exceeded the estimated fair values. As a result, we recorded an impairment loss of $1.2 million associated with the impairment of the remaining carrying value of the Consumer Fit Brains long-lived intangible assets as of June 30, 2016. The impairment charge was recorded in the "Impairment" line on the statement of operations.
During the fourth quarter of 2016, we elected to bypass the qualitative assessment and performed the quantitative assessment. In the quantitative assessment, we noted that the fair value of the Rosetta Stone trade name exceeded the carrying value. There has been no impairment of intangible assets during the years ending December 31, 2015 and 2014.

Valuation of Long-Lived Assets
As part of our internal control framework we evaluate the recoverability of our long-lived assets. An impairment of long-lived assets is recognized in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. During 2016, 2015, and 2014, we recorded $1.0 million, $1.1 million, and $0.2 million in impairment expense related to the abandonment of software projects that were previously capitalized.
Restructuring Costs
As part of the 2016 and 2015 Restructuring Plans, we announced and initiated actions to reduce headcount and other costs in order to support our strategic shift in business focus. In connection with these plans, we incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included within Cost of Sales and our Sales and marketing, Research and development, and General and administrative operating expense categories in our consolidated statements of operations.
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
Other related costs generally include external consulting and legal costs associated with the strategic shift in business focus. Such costs are recognized at fair value in the period in which the costs are incurred.
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
As of December 31, 2016, a full valuation allowance exists for the U.S., Japan, China, Hong Kong, Mexico, Spain, Brazil, Canada, and France where we have determined the deferred tax assets will not more likely than not be realized.
All of the jurisdictions mentioned above, with the exception of China, have cumulative losses and pre-tax losses for the most recent year ended December 31, 2016. The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
As of December 31, 2016 and 2015, our net deferred tax liability was $6.2 million and $5.0 million, respectively.
Going Concern Assessment
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of March 14, 2017.
The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. The inputs that we considered important in a going concern analysis, include, but are not limited to, our 2017 cash flow forecast, 2017 operating budget, and long-term plan that extends beyond 2017. These inputs consider information including, but not limited to, our financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.
We have considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 14, 2017, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that we will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
Recently Issued Accounting Standards
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Subscription and service	$154,336	$151,701	$125,602
Product	39,753	65,969	136,251
Total revenue	194,089	217,670	261,853
Cost of revenue:
Cost of subscription and service revenue	23,676	21,629	18,862
Cost of product revenue	10,645	16,898	34,192
Total cost of revenue	34,321	38,527	53,054
Gross profit	159,768	179,143	208,799
Operating expenses
Sales and marketing	114,340	136,084	173,208
Research and development	26,273	29,939	33,176
General and administrative	40,501	50,124	57,120
Impairment	3,930	6,754	20,333
Lease abandonment and termination	1,644	55	3,812
Total operating expenses	186,688	222,956	287,649
Loss from operations	(26,920)	(43,813)	(78,850)
Other income and (expense):
Interest income	46	23	17
Interest expense	(470)	(378)	(233)
Other income and (expense)	2,297	(1,469)	(1,129)
Total other income and (expense)	1,873	(1,824)	(1,345)
Loss before income taxes	(25,047)	(45,637)	(80,195)
Income tax expense (benefit)	2,503	1,159	(6,489)
Net loss	$(27,550)	$(46,796)	$(73,706)
Loss per share:
Basic	$(1.25)	$(2.17)	(3.47)
Diluted	$(1.25)	$(2.17)	$(3.47)
Common shares and equivalents outstanding:
Basic weighted average shares	21,969	21,571	21,253
Diluted weighted average shares	21,969	21,571	21,253
Stock-based compensation included in:
Cost of revenue	48	101	108
Sales and marketing	998	1,327	1,975
Research and development	709	841	958
General and administrative	3,151	4,926	3,721
Total stock-based compensation expense	$4,906	$7,195	$6,762

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015
Our total revenue decreased to $194.1 million for the year ended December 31, 2016 from $217.7 million for the year ended December 31, 2015. The change in total revenue was primarily due to a decrease in Consumer revenue of $31.7 million and a slight decrease in Enterprise & Education Language revenue of $4.0 million, which were partially offset by an increase in Literacy revenue of $12.2 million.
We reported an operating loss of $26.9 million for the year ended December 31, 2016 compared to an operating loss of $43.8 million for the year ended December 31, 2015. Operating expense decreased $36.3 million, comprised of decreases of $21.7 million in sales and marketing expenses, $9.6 million in general and administrative expenses, $3.7 million in research and development expenses, and $2.8 million in impairment expenses. The decrease in general and administrative expenses and sales and marketing expenses reflects the continued savings as a result of the 2016 Restructuring Plan and other ongoing expense reduction actions. The $36.3 million reduction in operating expenses were partially offset by a decrease in gross profit of $19.4 million, driven by a decrease of $4.2 million in cost of revenue, which was offset by a $23.6 million decrease in revenue, and a slight increase of $1.6 million in lease abandonment and termination expenses associated with the space consolidation and move to our new headquarters.
Revenue by Operating Segment
The following table sets forth revenue for our three operating segments for the years ended December 31, 2016 and 2015:

	Year ended December 31,				2016 versus 2015
	2016		2015		Change	% Change
	(in thousands, except percentages)
Enterprise & Education Language	$72,083	37.1%	$76,129	35.0%	$(4,046)	(5.3)%
Literacy	34,123	17.6%	21,928	10.0%	$12,195	55.6%
Consumer	87,883	45.3%	119,613	55.0%	$(31,730)	(26.5)%
Total Revenue	$194,089	100.0%	$217,670	100.0%	$(23,581)	(10.8)%
Enterprise & Education Language Segment
Total Enterprise & Education Language revenue decreased $4.0 million, or 5%, from $76.1 million for the year ended December 31, 2015 to $72.1 million for the year ended December 31, 2016. The decrease in Enterprise & Education Language revenue reflects a decrease of $5.3 million in the corporate channel, which was partially offset by increases of $0.7 million and $0.5 million in our non-profit and education sales channels, respectively. We expect revenue associated with the Enterprise & Education Language segment will slightly decline in the near term, due to the execution of our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners. Our goal is to offset this decline with growth in our retained channels. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Literacy Segment
Literacy revenue increased $12.2 million, or 56%, from $21.9 million for the year ended December 31, 2015 to $34.1 million for the year ended December 31, 2016, partially reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $38.4 million for the year ended December 31, 2016 compared to $29.8 million for the year ended December 31, 2015, and the Literacy pro-forma growth would have been 29% year-over-year. The revenue growth was due to increased market share associated with new literacy offerings, a larger revenue capacity associated with the move from resellers to a direct sales team, and an increase in implementation services. We will continue to experience the purchase accounting impacts for the Literacy segment through 2017 due to the typical subscription length. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower growth rates than what we experienced during 2016. We anticipate additional investments in the Literacy business to grow this segment.
Consumer Segment
Consumer revenue decreased $31.7 million, or 27%, from the year ended December 31, 2015 to the year ended December 31, 2016. This decrease was largely due to reductions in revenue from our direct-to-consumer, retail, and homeschool sales channels of $18.1 million, $11.6 million, and $2.4 million, respectively. These declines reflect the decision to significantly curtail promotional pricing under our shift in strategy. The reduction in the retail channel was due in part to the planned reduction in the suggested retail value in the U.S. which impacted Consumer revenue by $3.6 million. The reduction in homeschool revenue was primarily due to the sale of the Korea entity in the third quarter of 2015. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result which has resulted in a decline in scale which we expect to continue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
We categorize and report our revenue in two categories—subscription and service revenue and product revenue. Subscription and service revenue includes web-based software subscriptions, online services, as well as revenues from professional services. Subscription and service revenues are typically deferred at the time of sale and then recognized ratably over the subscription or service period. Product revenue includes revenues allocated to our perpetual language-learning product software, revenues from the sale of audio practice products, and sales of certain mobile applications. We bundle our perpetual product software typically with online services. As a result, we typically defer 10% to 35% of the revenue of each of these bundled sales. We recognize the deferred revenue associated with the online services over the term of the service period.
The following table sets forth revenue for subscription and service revenue and product revenue for the years ended December 31, 2016 and 2015:

	Year ended December 31,				2016 versus 2015
	2016		2015		Change	% Change
	(in thousands, except percentages)
Subscription and service revenue	$154,336	79.5%	$151,701	69.7%	$2,635	1.7%
Product revenue	39,753	20.5%	65,969	30.3%	(26,216)	(39.7)%
Total revenue	$194,089	100.0%	$217,670	100.0%	$(23,581)	(10.8)%
Subscription and Service Revenue
Subscription and service revenue increased $2.6 million, or 2%, to $154.3 million for the year ended December 31, 2016. An increase in Literacy segment revenue, which entirely falls within the subscription and service revenue category, contributed $12.2 million of the $2.6 million increase, due in part to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. Within the Enterprise & Education Language segment, the corporate sales channel decreased by $4.3 million, which was partially offset by an increase in the education sales channel of $0.9 million. Consumer segment subscription and service revenue declined in the direct-to-consumer, homeschool, and retail channels of $4.3 million, $1.6 million, and $1.6 million, respectively, due to the Consumer decline in revenue associated with our recent shift in strategy to focus on the passionate learner. In the Consumer segment, we have begun shifting sales from our box-based and perpetual download products to similarly priced long-term subscription products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future. We are testing shorter duration subscriptions which if we are successful in achieving an adequate level of renewals, allow pricing that has the potential to open up new customer demographics. If, over time, more of our Consumer products are sold through shorter-term subscriptions it would have the effect of spreading the receipt of cash from those sales over the initial sale period and any subsequent renewals. Our goal is to be almost entirely subscription-based by the end of 2017.
Product Revenue
Product revenue decreased $26.2 million, or 40%, to $39.8 million during the year ended December 31, 2016 from $66.0 million during the year ended December 31, 2015. Product revenue primarily decreased $13.8 million and $10.1 million in our direct-to-consumer and retail sales channels, respectively, within the Consumer segment. The decrease in retail sales is due in part to the reduction in suggested retail value in the U.S. which negatively impacted product revenue by $3.6 million. Product revenue also decreased due to the ongoing transition of our sales model towards subscription sales rather than perpetual license and box product sales, with an objective to be nearly all subscription-based by the end of 2017.
Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the years ended December 31, 2016 and 2015:

	Year ended December 31,		2016 versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Revenue:
Subscription and service	$154,336	$151,701	$2,635	1.7%
Product	39,753	65,969	(26,216)	(39.7)%
Total revenue	194,089	217,670	(23,581)	(10.8)%
Cost of revenue:
Cost of subscription and service revenue	23,676	21,629	2,047	9.5%
Cost of product revenue	10,645	16,898	(6,253)	(37.0)%
Total cost of revenue	34,321	38,527	(4,206)	(10.9)%
Gross profit	$159,768	$179,143	$(19,375)	(10.8)%
Gross profit percentages	82.3%	82.3%	—%
Total cost of revenue decreased $4.2 million for the year ended December 31, 2016 from $38.5 million for the year ended December 31, 2015. The decrease in total cost of revenue was primarily due to a decline in product revenue which also reflects the ongoing shift of the Consumer segment towards subscriptions which resulted in decreases in inventory expense, freight and payment processing fees, and professional services. Inventory expense declined $2.7 million due to the decrease in box product sales. Freight and processing fees decreased $2.1 million due to the decrease in box product sales, which was slightly offset by an increase in amortization of capitalized internal-use software costs.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the year ended December 31, 2016 was $23.7 million, an increase of $2.0 million, or 9% from the year ended December 31, 2015. As a percentage of subscription and service revenue, cost of subscription and service revenue increased slightly to 15% from 14% for the year ended December 31, 2016 compared to the prior year period. The dollar increase in cost of subscription and service revenue was primarily due to increases in amortization of capitalized internal-use software costs and other allocable costs due to the shift in sales mix to subscription service sales.
Cost of Product Revenue
Cost of product revenue for the year ended December 31, 2016 was $10.6 million, a decrease of $6.3 million or 37% compared to $16.9 million for the year ended December 31, 2015. As a percentage of product revenue, cost of product revenue slightly increased to 27% for the year ended December 31, 2016 from 26% as compared to the prior year period.  The dollar decrease in cost of product revenue is primarily due to decreases of $1.8 million, $1.4 million, $0.8 million, and $0.6 million in inventory costs, payroll and benefits, freight costs, and payment processing fees respectively, due to the shift away from hard product sales to online subscription sales.
Gross Profit
Gross profit decreased $19.4 million to $159.8 million for the year ended December 31, 2016 compared to $179.1 million for the year ended December 31, 2015. Gross profit percentage remained flat at 82% for both the years ended December 31, 2016 and December 31, 2015. The dollar decrease in gross profit was primarily due to the decrease in revenue.
Operating Expenses

	Year ended December 31,		2016 versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$114,340	$136,084	$(21,744)	(16.0)%
Research and development	26,273	29,939	(3,666)	(12.2)%
General and administrative	40,501	50,124	(9,623)	(19.2)%
Impairment	3,930	6,754	(2,824)	(41.8)%
Lease abandonment and termination	1,644	55	1,589	2,889.1%
Total operating expenses	$186,688	$222,956	$(36,268)	(16.3)%

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
The following table presents restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our results from operations:

	Year ended December 31,
	2016	2015
	(in thousands)
Cost of revenue	$573	$113
Sales and marketing	2,324	4,492
Research and development	913	602
General and administrative	1,383	3,584
Total	$5,193	$8,791
While there were restructuring plans initiated in each of the years ended December 31, 2016 and 2015, the severance expenses in 2015 were greater than the severance expenses in 2016, primarily due to a larger number of headcount reductions in senior management in 2015.
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2016 were $114.3 million, a decrease of $21.7 million, or 16%, from the year ended December 31, 2015. As a percentage of total revenue, sales and marketing expenses decreased to 59% for the year ended December 31, 2016, from 63% for the year ended December 31, 2015. The decrease in sales and marketing expense was primarily due to decreases in media and marketing spend, payroll and benefits, and professional services. Media expenses decreased $8.0 million, comprised of a reduction of $4.1 million in online and social media and a decrease of $3.9 million in offline media. Marketing expenses decreased $1.8 million due to overall decreased spend in advertising and retail visual displays due to the change in focus in the general consumer market. Payroll and benefit expense decreased $6.4 million primarily due to the reduction in headcount which resulted in lower salary expense, severance expense, and stock compensation expense. Professional services expenses declined $3.5 million related to a $1.1 million contract termination fee associated with the 2015 Restructuring Plan and other reductions in the consumer market. We intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $26.3 million for the year ended December 31, 2016, a decrease of $3.7 million, or 12%, from the year ended December 31, 2015. As a percentage of revenue, research and development expenses remained flat at 14% for both of the years ended December 31, 2016 and 2015. The dollar decrease was primarily due to a reduction in payroll and benefits expense of $2.7 million driven by increased capitalized labor projects primarily associated with new Lexia product offerings and Catalyst and secondarily due to a reduction in headcount. In the near term we will focus our product investment on Lexia and key Enterprise & Education Language initiatives.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2016 were $40.5 million, a decrease of $9.6 million, or 19%, from the year ended December 31, 2015. As a percentage of revenue, general and administrative expenses decreased slightly to 21% for the year ended December 31, 2016 compared to 23% for year ended December 31, 2015. The decrease in general and administrative expenses was primarily due to reductions in payroll and benefits, bad debt, and other cost reductions. Payroll and benefits decreased $4.3 million driven by a reduction in headcount, heavier executive restructuring accruals in the prior year related to the 2015 Restructuring Plan, and reductions in stock compensation expense related to the change in CEO in the second quarter of 2015. Bad debt expense decreased by $1.0 million due to reduced sales in the consumer market and improvements in accounts receivable collections. Other costs decreased due to the ongoing cost saving measures. We expect our general and administrative expenses to increase slightly in the near term.
Impairment
Impairment expense for the year ended December 31, 2016 was $3.9 million, a decrease of $2.8 million, from the year ended December 31, 2015. The decrease was due to the 2016 second quarter impairment of the Fit Brains goodwill of $1.7 million, the second quarter impairment of Fit Brains intangible assets of $1.2 million, and the third quarter impairment of $1.0 million associated with a previously capitalized software project that no longer aligned to our strategic direction. These 2016 amounts were partially offset by a $5.6 million goodwill impairment charge related to our Consumer Fit Brains reporting unit and prior year impairment charges related to the abandonment of previously capitalized internal-use software projects.
Lease Abandonment and Termination
Lease abandonment and termination expenses for the year ended December 31, 2016 were $1.6 million, compared to $0.1 million for the year ended December 31, 2015. The increase was attributable to the fourth quarter 2016 lease abandonment charge associated with the planned space consolidation of our former headquarters location in Arlington, VA.
Other Income and (Expense)

	Year ended December 31,		2016 versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Interest income	$46	$23	$23	100.0%
Interest expense	(470)	(378)	(92)	24.3%
Other income and (expense)	2,297	(1,469)	3,766	(256.4)%
Total other income and (expense)	$1,873	$(1,824)	$3,697	(202.7)%
Interest income for the year ended December 31, 2016 was $46 thousand, a slight increase from the year ended December 31, 2015. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the year ended December 31, 2016 was $0.5 million, an increase of $0.1 million, from the year ended December 31, 2015. This increase was primarily attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn credit facility.
Other income and (expense) for the year ended December 31, 2016 was income of $2.3 million, an increase of $3.8 million, as compared to expense of $1.5 million for the year ended December 31, 2015. The change was primarily attributable to foreign exchange fluctuations.
Income Tax Expense (Benefit)

	Year ended December 31,		2016 versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Income tax expense	$2,503	$1,159	$1,344	116.0%
Our Income tax expense for the year ended December 31, 2016 was $2.5 million, compared to $1.2 million for the year ended December 31, 2015. The increase primarily due to the inability to benefit from Canada losses, higher earnings in U.K. and Germany in 2016, and tax benefit related to Korea withholdings in 2015.

Comparison of the Year Ended December 31, 2015 and the Year Ended December 31, 2014
Our total revenue decreased to $217.7 million for the year ended December 31, 2015 from $261.9 million for the year ended December 31, 2014. The change in total revenue was due to a decrease in Consumer revenues of $57.5 million, which was offset by increases in Literacy and Enterprise & Education Language revenue of $12.0 million and $1.3 million.
We reported an operating loss of $43.8 million for the year ended December 31, 2015 compared to an operating loss of $78.9 million for the year ended December 31, 2014. The decrease in operating loss was due to a decrease in operating expenses of $64.7 million, a decrease of $14.5 million in cost of revenue, which was offset by a $44.2 million decrease in revenue.
Revenue by Operating Segment
During 2016, our operating segment structure changed to three operating segments: Enterprise & Education Language, Literacy, and Consumer. Our 2015 and 2014 operating segments were recast under our current operating segment structure and the following table sets forth revenue for our operating segments for the years ended December 31, 2015 and 2014:

	Year ended December 31,				2015 versus 2014
	2015		2014		Change	% Change
	(in thousands, except percentages)
Enterprise & Education Language	$76,129	35.0%	$74,788	28.6%	$1,341	1.8%
Literacy	21,928	10.0%	9,912	3.8%	$12,016	121.2%
Consumer	119,613	55.0%	177,153	67.6%	$(57,540)	(32.5)%
Total Revenue	$217,670	100.0%	$261,853	100.0%	$(44,183)	(16.9)%
Enterprise & Education Language Segment
Total Enterprise & Education revenue increased $1.3 million, or 2%, from $74.8 million for the year ended December 31, 2014 to $76.1 million for the year ended December 31, 2015. The increase in Enterprise & Education Language revenue was comprised primarily of increases of $3.7 million and $0.8 million in our education and non-profit sales channels, respectively, which were partially offset by a decrease of $2.9 million in the corporate sales channel.
Literacy Segment
Literacy revenue increased $12.0 million, or 121%, from $9.9 million for the year ended December 31, 2014 to $21.9 million for the year ended December 31, 2015. Literacy revenue increased, in part, due to the revenue recognition of subscription service contracts recorded as deferred revenue in prior periods. Due to purchase accounting, deferred revenue associated with Lexia was recorded at fair value, which is lower than the book value, and resulted in lower 2014 revenue. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which will result in lower revenue growth rates than what we experienced during 2015.
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
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and service revenue and product revenue for the years ended December 31, 2015 and 2014:

	Year ended December 31,				2015 versus 2014
	2015		2014		Change	% Change
	(in thousands, except percentages)
Subscription and service revenue	$151,701	69.7%	$125,602	48.0%	$26,099	20.8%
Product revenue	65,969	30.3%	136,251	52.0%	(70,282)	(51.6)%
Total revenue	$217,670	100.0%	$261,853	100.0%	$(44,183)	(16.9)%
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
Cost of Subscription and Service Revenue, Product Revenue Gross Profit
The following table sets forth cost of subscription and service revenue and cost of product revenue, as well as gross profit for the years ended December 31, 2015 and 2014:

	Year ended December 31,		2015 versus 2014
	2015	2014	Change	% Change
	(in thousands, except percentages)
Revenue:
Subscription and service	$151,701	$125,602	$26,099	20.8%
Product	65,969	136,251	(70,282)	(51.6)%
Total revenue	217,670	261,853	(44,183)	(16.9)%
Cost of revenue:
Cost of subscription and service revenue	21,629	18,862	2,767	14.7%
Cost of product revenue	16,898	34,192	(17,294)	(50.6)%
Total cost of revenue	38,527	53,054	(14,527)	(27.4)%
Gross profit	$179,143	$208,799	$(29,656)	(14.2)%
Gross profit percentages	82.3%	79.7%	2.6%
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
Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at December 31, 2016 consisted of $36.2 million in cash and cash equivalents and short-term investments, a decrease of $11.6 million, from $47.8 million as of December 31, 2015. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flow from our operations. For the year ended December 31, 2016, we generated $1.2 million cash flows from operations as reflected in our consolidated statements of cash flows.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $20.8 million of available credit less $4.0 million in letters of credit that have been issued by Silicon Valley Bank on our behalf, resulting in a net borrowing availability of $16.8 million. We are subject to certain financial and restrictive covenants under the credit facility, which have been amended to reflect the revised outlook in connection with our 2016 Restructuring Plan. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of December 31, 2016, we were in compliance with all of the covenants under the revolving credit agreement. On March 10, 2017, we entered into the sixth amendment to the credit facility, which primarily extended the term to April 1, 2020.
The total amount of cash that was held by foreign subsidiaries as of December 31, 2016 was $6.5 million. As of December 31, 2016, we do not intend to repatriate the cash from our foreign subsidiaries, however, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Capital Resources
We believe our current cash and cash equivalents, short-term investments, and funds generated from our sales will be sufficient to meet our cash needs for at least the next twelve months from the date of issuance of this report. We have generated significant operating losses as reflected in our accumulated deficit and stockholders' deficit and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, accounts receivable, and accounts payable balances. Borrowings under our credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.
Cash Flow Analysis for the Year ended December 31, 2016 as compared to the year ended December 31, 2015

	Year ended December 31,		2016 versus 2015
	2016	2015	Change	% Change
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$1,240	$(5,645)	$6,885	(122.0)%
Net cash used in investing activities	$(12,476)	$(9,374)	$(3,102)	33.1%
Net cash used in financing activities	$(658)	$(727)	$69	(9.5)%

Net Cash Provided By Operating Activities
Net cash provided by operating activities was $1.2 million for the year ended December 31, 2016 compared to net cash used in operating activities of $5.6 million for the year ended December 31, 2015, a favorable change of $6.9 million. The primary factor contributing to the increase in cash provided by operating activities is the improvement in net loss, which reflects our cost reduction initiatives to drive profitable results. For a summary of the factors that led to the net loss for the year ended December 31, 2016 see "Results of Operations" section above. Non-cash items primarily consisted of $13.3 million in depreciation and amortization expense, $4.9 million in stock-based compensation expense, and $3.9 million in impairment loss, which was partially offset by $2.4 million in a gain on foreign currency transactions. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $14.7 million and an increase in accrued compensation of $2.7 million, partially offset by a decrease in other current liabilities of $13.3 million. The decrease in accounts receivable was primarily related to the lower sales during 2016 as compared to 2015 and faster collections which slightly improved days sales outstanding. The increase in accrued compensation was primarily attributable to an increase in variable compensation related to a higher funding rate in 2016 when compared to 2015. The decrease in other current liabilities reflected our shift in strategy, which resulted in lower operating expenses and fewer obligations due for marketing, advertising, and rebates which included the $4.6 million cash outflow associated with the reduction in suggested retail value initiated in mid-2016
Net Cash Used in Investing Activities
Net cash used in investing activities was $12.5 million for the year ended December 31, 2016, compared to $9.4 million for the year ended December 31, 2015. Net cash used in investing activities increased primarily due to a larger amount of capitalized software costs in 2016 as compared to 2015.
Net Cash Used in Financing Activities
Net cash used in financing activities was flat at $0.7 million for the years ended December 31, 2016 and 2015.
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

Net cash provided by operating activities for the year ended December 31, 2014 was $6.7 million. The primary factors affecting our operating cash flows during the year were our net loss of $73.7 million, which were offset by non-cash charges totaling $37.1 million, and a favorable overall change in operating assets and liabilities of $43.3 million.  Non-cash items primarily consisted of $20.3 million in impairment loss, $13.9 million in depreciation and amortization expense, $6.8 million in stock-based compensation expense, and $2.4 million in bad debt expense, only slightly offset by a deferred income tax benefit of $7.7 million. The primary drivers of the change in operating assets and liabilities were an increase of $48.9 million in deferred revenue, an increase in other current liabilities of $11.3 million, and an increase of $8.4 million in accounts payable, partially offset by an increase in accounts receivable of $16.5 million, an increase in deferred sales commissions of $7.3 million, and a decrease in accrued compensation of $4.5 million. The increase in deferred revenue was primarily due to the purchase accounting impacts related to the 2014 acquisitions that did not exist in 2013. The increases in other current liabilities and accounts payable were primarily attributable to the timing of our cash payments. The increase in accounts receivable was primarily related to the higher sales during the fourth quarter 2014 holiday season as compared to 2013. The increase in deferred sales commission was primarily attributable to the 2014 acquisitions that did not exist in 2013. The decrease in accrued compensation was primarily due to the reduction of payroll, benefits, and the timing of cash payments.
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
Contractual Obligations
As discussed in Notes 9 and 16 of Item 8, Financial Statements and Supplementary Data, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,901	$635	$963	$949	$354
Operating leases	12,250	4,552	6,104	1,594	—
Total	$15,151	$5,187	$7,067	$2,543	$354

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
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2016. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013).

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
Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2016 was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," "Security Ownership of Certain Beneficial Owners and Management—Section 16(A) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," "Corporate Governance—Compensation Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2016 (the "2017 Proxy Statement").
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
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Compensation Committee" and "Corporate Governance—Interlocks and Insider Participation" in the 2017 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" in the 2017 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2017 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2017 Proxy Statement.

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
A. John Hass President, Chief Executive Officer, and Chairman of the Board
Date: March 14, 2017
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JOHN HASS III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2017
A. John Hass III

/s/ THOMAS M. PIERNO	Chief Financial Officer (Principal Financial Officer)	March 14, 2017
Thomas M. Pierno

/s/ M. SEAN HARTFORD	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 14, 2017
M. Sean Hartford

/s/ PATRICK W. GROSS	Director	March 14, 2017
Patrick W. Gross

/s/ LAURENCE FRANKLIN	Director	March 14, 2017
Laurence Franklin

/s/ DAVID P. NIERENBERG	Director	March 14, 2017
David P. Nierenberg

/s/ CAROLINE J. TSAY	Director	March 14, 2017
Caroline J. Tsay

/s/ STEVEN P. YANKOVICH	Director	March 14, 2017
Steven P. Yankovich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rosetta Stone Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rosetta Stone Inc.
Arlington, Virginia
We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 14, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 14, 2017

ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$36,195	$47,782
Restricted cash	402	80
Accounts receivable (net of allowance for doubtful accounts of $1,072 and $1,196, at December 31, 2016 and December 31, 2015, respectively)	31,788	47,327
Inventory	6,767	7,333
Deferred sales commissions	14,085	13,526
Prepaid expenses and other current assets	3,813	3,612
Total current assets	93,050	119,660
Deferred sales commissions	4,143	5,614
Property and equipment, net	24,795	22,532
Goodwill	48,251	50,280
Intangible assets, net	22,753	28,244
Other assets	1,318	2,213
Total assets	$194,310	$228,543
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$10,684	$10,778
Accrued compensation	10,777	8,201
Income tax payable	785	121
Obligations under capital lease	532	521
Other current liabilities	22,150	35,318
Deferred revenue	113,821	106,868
Total current liabilities	158,749	161,807
Deferred revenue	27,636	35,880
Deferred income taxes	6,173	4,998
Obligations under capital lease	2,027	2,622
Other long-term liabilities	1,384	826
Total liabilities	195,969	206,133
Commitments and contingencies (Note 16)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,451 and 23,150 shares issued and 22,451 and 22,150 shares outstanding at December 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	190,827	185,863
Treasury stock, at cost; 1,000 and 1,000 shares at December 31, 2016 and December 31, 2015, respectively	(11,435)	(11,435)
Accumulated loss	(177,344)	(149,794)
Accumulated other comprehensive loss	(3,709)	(2,226)
Total stockholders' (deficit) equity	(1,659)	22,410
Total liabilities and stockholders' (deficit) equity	$194,310	$228,543

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Subscription and service	$154,336	$151,701	$125,602
Product	39,753	65,969	136,251
Total revenue	194,089	217,670	261,853
Cost of revenue:
Cost of subscription and service revenue	23,676	21,629	18,862
Cost of product revenue	10,645	16,898	34,192
Total cost of revenue	34,321	38,527	53,054
Gross profit	159,768	179,143	208,799
Operating expenses
Sales and marketing	114,340	136,084	173,208
Research and development	26,273	29,939	33,176
General and administrative	40,501	50,124	57,120
Impairment	3,930	6,754	20,333
Lease abandonment and termination	1,644	55	3,812
Total operating expenses	186,688	222,956	287,649
Loss from operations	(26,920)	(43,813)	(78,850)
Other income and (expense):
Interest income	46	23	17
Interest expense	(470)	(378)	(233)
Other income and (expense)	2,297	(1,469)	(1,129)
Total other income and (expense)	1,873	(1,824)	(1,345)
Loss before income taxes	(25,047)	(45,637)	(80,195)
Income tax expense (benefit)	2,503	1,159	(6,489)
Net loss	$(27,550)	$(46,796)	$(73,706)
Loss per share:
Basic	$(1.25)	$(2.17)	$(3.47)
Diluted	$(1.25)	$(2.17)	$(3.47)
Common shares and equivalents outstanding:
Basic weighted average shares	21,969	21,571	21,253
Diluted weighted average shares	21,969	21,571	21,253

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(27,550)	$(46,796)	$(73,706)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(1,483)	(1,548)	(1,523)
Other comprehensive loss	(1,483)	(1,548)	(1,523)
Comprehensive loss	$(29,033)	$(48,344)	$(75,229)
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands)

	Non-Designated Common Stock					Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' (Deficit) / Equity
			Additional Paid-in Capital	Treasury Stock	Accumulated Loss
	Shares	Amount
Balance—January 1, 2014	20,926	$2	$171,123	$(11,435)	$(29,292)	$845	$131,243
Stock Issued Upon the Exercise of Stock Options	116	—	669	—	—	—	669
Restricted Stock Award Vesting	287	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	6,762	—	—	—	6,762
Net loss	—	—	—	—	(73,706)	—	(73,706)
Other comprehensive loss	—	—	—	—	—	(1,523)	(1,523)
Balance—December 31, 2014	21,329	$2	$178,554	$(11,435)	$(102,998)	$(678)	$63,445
Stock Issued Upon the Exercise of Stock Options	25	—	114	—	—	—	114
Restricted Stock Award Vesting	452	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	7,195	—	—	—	7,195
Net loss	—	—	—	—	(46,796)	—	(46,796)
Other comprehensive loss	—	—	—	—	—	(1,548)	(1,548)
Balance—December 31, 2015	21,806	$2	$185,863	$(11,435)	$(149,794)	$(2,226)	$22,410
Stock Issued Upon the Exercise of Stock Options	13	—	58	—	—	—	58
Restricted Stock Award Vesting	255	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	4,906	—	—	—	4,906
Net loss	—	—	—	—	(27,550)	—	(27,550)
Other comprehensive loss	—	—	—	—	—	(1,483)	(1,483)
Balance—December 31, 2016	22,074	$2	$190,827	$(11,435)	$(177,344)	$(3,709)	$(1,659)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,550)	$(46,796)	$(73,706)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	4,906	7,195	6,762
(Gain) loss on foreign currency transactions	(2,449)	1,471	1,171
Bad debt expense	709	1,657	2,405
Depreciation and amortization	13,322	13,660	13,904
Deferred income tax expense (benefit)	1,162	849	(7,667)
Loss (gain) on disposal of equipment	179	(15)	184
Amortization of deferred financing costs	274	160	21
Loss on impairment	3,930	6,754	20,333
Loss from equity method investments	45	23	—
Gain on divestiture of subsidiary	—	(660)	—
Net change in:
Restricted cash	(378)	43	(13)
Accounts receivable	14,681	26,376	(16,478)
Inventory	538	(1,253)	341
Deferred sales commissions	919	(4,121)	(7,268)
Prepaid expenses and other current assets	(167)	1,080	1,844
Income tax receivable or payable	719	568	(147)
Other assets	668	(684)	446
Accounts payable	(74)	(8,636)	8,394
Accrued compensation	2,701	(5,485)	(4,494)
Other current liabilities	(13,261)	(14,223)	11,318
Other long-term liabilities	558	(486)	459
Deferred revenue	(192)	16,878	48,864
Net cash provided by (used in) operating activities	1,240	(5,645)	6,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,514)	(8,856)	(9,736)
Proceeds from sale of fixed assets	38	1,642	—
Decrease in restricted cash for Vivity acquisition	—	—	12,314
Acquisitions, net of cash acquired	—	(1,688)	(41,687)
Net cash outflow from divestiture of subsidiary	—	(186)	—
Other investing activities	—	(286)	—
Net cash used in investing activities	(12,476)	(9,374)	(39,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	58	114	669
Payment of deferred financing costs	(183)	(130)	(381)
Payments under capital lease obligations	(533)	(711)	(593)
Net cash used in financing activities	(658)	(727)	(305)
Decrease in cash and cash equivalents	(11,894)	(15,746)	(32,741)
Effect of exchange rate changes in cash and cash equivalents	307	(1,129)	(1,427)
Net decrease in cash and cash equivalents	(11,587)	(16,875)	(34,168)
Cash and cash equivalents—beginning of year	47,782	64,657	98,825
Cash and cash equivalents—end of year	$36,195	$47,782	$64,657
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$197	$218	$211
Income taxes, net of refund	$604	$601	$1,722
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$270	$258	$561
Equipment acquired under capital lease	$27	$462	$—
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning and literacy solutions consisting of perpetual software products, web-based software subscriptions, online and professional services, audio practice products and mobile applications. The Company's offerings are sold on a direct basis and through select third party retailers and distributors. The Company provides its solutions to customers through the sale of packaged software and web-based software subscriptions, domestically and in certain international markets.
In March 2016, the Company announced the withdrawal of direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings (the "2016 Restructuring Plan"). Where appropriate, the Company seeks to operate through partners in the geographies being exited. The Company has also initiated processes to close the software development operations in France and China. These actions are in addition to the plan announced in early 2015 (the "2015 Restructuring Plan") to accelerate and prioritize its focus on satisfying the needs of the passionate learners in the U.S. and select non-U.S. geographies in the Consumer language business. See Note 2 "Summary of Significant Accounting Policies," Note 13 "Restructuring," Note 17 "Segment Information" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part II for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The equity method is used to account for investments in entities if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. The Company determines its level of influence over an equity method investment by considering key factors such as ownership interest, representation on the investee's governance body, participation in policy-making decisions, and technological dependencies. The Company's proportionate share of the net income or loss of any equity method investments is reported in "Other income and (expense)" and included in the net loss on the consolidated statements of operations. The carrying value of any equity method investment is reported in "Other assets" on the consolidated balance sheets.
Use of Estimates
The preparation of financial statements, in accordance with GAAP requires management to make certain estimates and assumptions. The amounts reported in the consolidated financial statements include significant estimates and assumptions that have been made, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, estimated sales returns and reserves, stock-based compensation, restructuring costs, fair value of intangibles and goodwill, disclosure of contingent assets and liabilities, disclosure of contingent litigation, allowance for valuation of deferred tax assets, and the Company's quarterly going concern assessment. The Company bases its estimates and assumptions on historical experience and on various other judgments that are believed to be reasonable under the circumstances. The Company continuously evaluates its estimates and assumptions. Actual results may differ from these estimates and assumptions.
Revenue Recognition
The Company's primary sources of revenue are web-based software subscriptions, online services, perpetual product software, and bundles of perpetual product software and online services. The Company also generates revenue from the sale of audio practice products, mobile applications, and professional services. Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue is recorded net of discounts and net of taxes.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For multiple element arrangements that contain perpetual software products and related online services, the Company allocates the total arrangement consideration to its deliverables based on the existence of vendor-specific objective evidence of fair value, or vendor-specific objective evidence ("VSOE"), in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a portion of its Consumer revenue from the CD and digital download formats of the Rosetta Stone language-learning product which are typically multiple-element arrangements that contain two deliverables: perpetual software, delivered at the time of sale, and online service, which is considered an undelivered software-related element. The online service includes access to conversational coaching services. Because the Company only sells the perpetual language-learning software on a stand-alone basis in its homeschool version, the Company does not have a sufficient concentration of stand-alone sales to establish VSOE for the perpetual product. Where VSOE of the undelivered online services can be established, arrangement consideration is allocated using the residual method. The Company determines VSOE by reference to the range of comparable stand-alone renewal sales of the online service. The Company reviews these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice. Where VSOE of the undelivered online services cannot be established, revenue is deferred and recognized commensurate with the delivery of the online services.
For non-software multiple element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. The Company's non-software multiple element arrangements primarily occur as sales to its Enterprise & Education Language and Literacy customers, and to a lesser extent its Consumer customers. These arrangements can include web-based subscription services, audio practice products and professional services or any combination thereof. The Company does not have a sufficient concentration of stand-alone sales of the various deliverables noted above to its customers, and therefore cannot establish VSOE for each deliverable. Third party evidence of fair value does not exist for the web-based subscription, audio practice products and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, the Company determines the relative selling price of the web-based subscription, audio practice products and professional services deliverables included in its non-software multiple element arrangements using the best estimated selling price. The Company determines the best estimated selling price based on its internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on what each deliverable costs the Company.
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
Revenue for web-based subscriptions and online services is recognized ratably over the term of the subscription or service period, assuming all revenue recognition criteria have been met. The CD and digital download formats of Rosetta Stone language-learning products are bundled with an online service where customers are allowed to begin their online services at any point during a registration window, which is typically up to six months from the date of purchase from us or an authorized reseller. The online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized ratably over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within our subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
Software products are sold to end user customers and resellers. In many cases, revenue from sales to resellers is not contingent upon resale of the software to the end user and is recorded in the same manner as all other product sales. Revenue

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from sales of packaged software products and audio practice products is recognized as the products are shipped and title passes and risks of loss have been transferred. For many product sales, these criteria are met at the time the product is shipped. For some sales to resellers and certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. In other cases where packaged software products are sold to resellers on a consignment basis, revenue is recognized for these consignment transactions once the end user sale has occurred, assuming the remaining revenue recognition criteria have been met. In accordance with ASC subtopic 605-50, Revenue Recognition: Customer Payments and Incentives (“ASC 605-50”), cash sales incentives to resellers are accounted for as a reduction of revenue, unless a specific identified benefit is identified and the fair value is reasonably determinable. Price protection for changes in the manufacturer suggested retail value granted to resellers for the inventory that they have on hand at the date the price protection is offered is recorded as a reduction to revenue at the time of sale.
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
In connection with packaged software product sales and web-based software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from the time of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/enhancements are offered, technical support revenue is recognized together with the software product and web-based software subscription revenue. Costs associated with technical support are accrued at the time of sale.
Sales commissions from non-cancellable web-based software subscription contracts are deferred and amortized in proportion to the revenue recognized from the related contract.
Divestitures
The Company deconsolidates divested subsidiaries when there is a loss of control or when appropriate when evaluated under the variable interest entity model. The Company recognizes a gain or loss at divestiture equal to the difference between the fair value of any consideration received and the carrying amount of the former subsidiary’s assets and liabilities. Any resulting gain or loss is reported in "Other income and (expense)" on the consolidated statement of operations. See Note 5 "Divestitures" for disclosures on the Company's recent divestiture.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and demand deposits with financial institutions.
Restricted Cash
Restricted cash is generally used to reimburse funds to employees under the Company's flexible benefit plan and deposits received on subleased properties.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due to the Company from its normal business activities. The Company provides an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified.
Inventories
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle status and product development plans. The Company uses historical information along with these future estimates to establish a new cost basis for obsolete and potential obsolete inventory. See Note 3 "Inventory" for disclosures on the Company's inventory balances.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk
Accounts receivable and cash and cash equivalents subject the Company to its highest potential concentrations of credit risk. The Company reserves for credit losses on its trade accounts receivable. In addition, the Company maintains cash and investment balances in accounts at various banks and brokerage firms. The Company has not experienced any losses on cash and cash equivalent accounts to date.
The Company sells its offerings to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, and may require collateral, such as letters of credit, in certain circumstances. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2016, 2015 or 2014. The four largest distributor and reseller receivable balances collectively represented 23% and 30% of accounts receivable as of December 31, 2016 and 2015, respectively, with one customer that accounted for 13% and 17% of accounts receivable as of December 31, 2016 and 2015, respectively. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property, building and leasehold improvements, furniture, equipment, and software is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Software	3 years
Computer equipment	3-5 years
Automobiles	5 years
Furniture and equipment	5-7 years
Building	39 years
Building improvements	15 years
Leasehold improvements	lesser of lease term or economic life
Assets under capital leases	lesser of lease term or economic life
Expenses for repairs and maintenance that do not extend the life of equipment are charged to expense as incurred. Expenses for major renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. See Note 4 "Property Plant and Equipment" for the Company's additional disclosures.

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
Software Developed for Internal Use
The Company capitalizes software development costs related to certain of its software platforms developed exclusively to provide its web-based subscription services and other general and administrative use software in accordance with ASC subtopic 350-40: Internal-Use Software. Development costs for internal-use software are expensed as incurred until the project reaches the application development stage. Internal-use software is defined to have the following characteristics: (a) the software is internally developed, or modified solely to meet the Company's internal needs, and (b) during the software's development or modification, no substantive plan exists or is being developed to market the software externally. Internally developed software is amortized over a three-year useful life.

	Years Ended December 31,
	2016	2015	2014

Amounts capitalized as internal-use software	$11,375	$7,132	$8,811

Amortization expense of internal-use software	$(6,369)	$(4,786)	$(3,379)

Impairment expense of internal-use software	$(1,029)	$(1,142)	$(163)
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
See Note 7 "Intangible Assets" for a discussion and results associated with the Company's recent intangible asset impairment tests.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

See Note 6 "Goodwill" for a discussion and results associated with the Company's recent goodwill impairment tests. For income tax purposes, the goodwill balances with tax basis are amortized over a period of 15 years.
Guarantees
Indemnifications are provided of varying scope and size to certain Enterprise & Education Language and Literacy customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations.
Cost of Subscription and Service Revenue and Cost of Product Revenue
The cost of subscription and service revenue primarily represents costs associated with supporting the web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs and depreciation. Also included are the costs of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute the Company's products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage.
Research and Development
Research and development expenses include employee compensation costs, consulting fees and overhead costs associated with the development of our solutions. The Company develops a portion of its language-learning software products for perpetual sale to external customers. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. The Company has determined that technological feasibility for such software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred.
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
The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect the Company's financial position and results of operations. See Note 15 "Income Taxes" for additional disclosures.
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance ASC topic 718, Compensation—Stock Compensation ("ASC 718"). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date. For options granted with service and/or performance conditions, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted with market-based conditions, the fair value of each grant is estimated on the grant date using the Monte-Carlo simulation model. These methods require the use of estimates, including future stock price volatility, expected term and forfeitures.
As the Company does not have sufficient historical option exercise experience that spans the full 10 year contractual term for determining the expected term of options granted, the Company estimates the expected term of options using a combination of historical information and the simplified method for estimating the expected term. The Company uses its own historical stock price data to estimate its forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
The Company's restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. See Note 10 "Stock-Based Compensation" for additional disclosures.
Restructuring Costs
As part of the 2016 Restructuring Plan and the 2015 Restructuring Plan, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included within Cost of Sales and the Sales and marketing, Research and development, and General and administrative operating expense categories in the Company's consolidated statements of operations.
Employee severance and related benefit costs primarily include cash payments, outplacement services, continuing health insurance coverage, and other benefits. Where no substantive involuntary termination plan previously existed, these severance costs are generally considered “one-time” benefits and recognized at fair value in the period in which a detailed plan has been approved by management and communicated to the terminated employees. Severance costs pursuant to ongoing benefit arrangements, including termination benefits provided for in existing employment contracts, are recognized when probable and reasonably estimable.
Contract termination costs include penalties to cancel certain service and license contracts and costs to terminate operating leases. Contract termination costs are recognized at fair value in the period in which the contract is terminated in accordance with the contract terms.
Other related costs generally include external consulting and legal costs associated with the strategic shift in business focus. Such costs are recognized at fair value in the period in which the costs are incurred. See Note 13 "Restructuring" for additional disclosures.

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
The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(27,550)	$(46,796)	$(73,706)
Denominator:
Common shares and equivalents outstanding:
Basic weighted average shares	21,969	21,571	21,253
Diluted weighted average shares	21,969	21,571	21,253
Loss per share:
Basic	$(1.25)	$(2.17)	$(3.47)
Diluted	$(1.25)	$(2.17)	$(3.47)
For the years ended December 31, 2016, 2015 and 2014, no common stock equivalent shares were included in the calculation of the Company’s diluted net loss per share. The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Stock options	16	35	67
Restricted stock units	174	39	103
Restricted stocks	129	82	89
Total common stock equivalent shares	319	156	259
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' (deficit) equity. For the years ended December 31, 2016, 2015 and 2014, the Company's comprehensive loss consisted of net loss and foreign currency translation losses. The other comprehensive loss presented in the consolidated financial statements and the notes are presented net of tax. There have been no tax expense or benefit associated with the components other comprehensive loss due to the presence of a full valuation allowance for each of the years ended December 31, 2016, 2015 and 2014.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Components of accumulated other comprehensive loss as of December 31, 2016 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period	$(2,226)	$(2,226)
Other comprehensive loss before reclassifications	(1,483)	(1,483)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current period other comprehensive loss	(1,483)	(1,483)
Accumulated other comprehensive loss	$(3,709)	$(3,709)
Upon divestiture of an investment in a foreign entity, the amount attributable to the accumulated translation adjustment component of that foreign entity is removed as a component of other comprehensive loss and reported as part of the gain or loss on sale or liquidation of the investment. During the year ended December 31, 2016, there were no reclassifications out of accumulated other comprehensive loss.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive loss in stockholders' (deficit) equity.
Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2016, 2015, and 2014 were $37.0 million, $46.9 million and $79.6 million, respectively.
Going Concern Assessment
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of March 14, 2017.
The assessment of the Company's ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. The inputs that are considered important in the Company's going concern analysis, include, but are not limited to, the Company's 2017 cash flow forecast, 2017 operating budget, and long-term plan that extends beyond 2017. These inputs consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 14, 2017, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
Recently Issued Accounting Standards
During 2016, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 addresses

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company has adopted this guidance and as discussed above. No additional disclosures are required.
The following ASUs were recently issued but have not yet been adopted by the Company:
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective at the same time Topic 606, Revenue from Contracts with Customers is effective. ASU 2017-05 may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is in the process of evaluating the impact of the new guidance on the Company's financial statements and disclosures and the adoption method.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim goodwill tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company is in the process of evaluating the guidance. Given the prospective adoption application, there is no impact on the Company's historical consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"). The amendments under ASU 2017-01 clarify the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the timing of adoption of this guidance.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). Under ASU 2016-18, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption of this guidance. The new guidance only impacts presentation of the Company's consolidated statement of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the methodology for measuring credit losses of financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is in the process of evaluating the impact of the new guidance on the Company's consolidated financial statements and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). Under ASU 2016-09, accounting for share-based payment award transactions was simplified related to the accounting for (a) income tax effects; (b) minimum statutory tax withholding requirements; (c) and forfeitures. ASU 2016-09 is effective for public entities in annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company expects to adopt this new guidance for its 2017 interim and annual reporting periods. Due to the historical cumulative shortfall position, the adoption of ASU 2016-09 will not result in a cumulative-effect adjustment to retained earnings. ASU 2016-09 allows for an entity-wide accounting policy election, which would be applied prospectively, to either account for forfeitures when they occur or continue to estimate the number of awards that are expected to vest. The Company is in the process of evaluating the potential forfeiture policy election and the impact this election may have on the Company's consolidated financial statements and disclosures. Other aspects of adoption ASU 2016-09 are not anticipated to have a material impact to the Company’s consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the current revenue accounting guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of the updated guidance on revenue recognition by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies and improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies and improves the operability and understanding of the implementation guidance on identifying performance obligations and licensing. Collectively these ASUs comprise the new revenue standard ("New Revenue Standard"). The core principle of the New Revenue Standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The New Revenue Standard is effective for annual periods beginning after December 15, 2017.
The Company expects that it will adopt the New Revenue Standard beginning in the first quarter of 2018. The New Revenue Standard provides the option between two different methods of adoption. The full retrospective method calls for the Company to present each prior reported period shown in the financial statements under the new guidance. The modified retrospective method requires the Company to calculate the cumulative effect of applying the new guidance as of the date of adoption via adjustment to retained earnings. The Company is currently considering adopting the New Revenue Standard using the full retrospective method. The Company's ability to adopt using the full retrospective method is dependent on several factors, including the significance of the impact of the New Revenue Standard to the Company’s financial results, system readiness and ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
The Company is currently evaluating the impact the New Revenue Standard will have on its accounting policies, processes, and system requirements. Internal resources have been assigned to assist in the evaluation and the Company will continue to make investments in systems to enable timely and accurate reporting under the New Revenue Standard. As part of its initial evaluations, the Company believes the impact of the change in the New Revenue Standard on the Enterprise & Education and Literacy segments will be minimal as the accounting outcome of the vast majority of transactions remains unchanged. Due to the elimination of software specific accounting guidance, the Company anticipates more significant changes to the accounting for the packaged perpetual software product line within the Consumer segment. This change is expected to be greater in the historical periods presented for comparison in the 2018 financial statements due to the Company pursuing its strategy to transition the Consumer segment to a fully SaaS delivery model by the end of 2017. While the Company continues to assess all potential impacts under the New Revenue Standard, including the areas described above, we do not know or cannot reasonably estimate quantitative information related to the impact of the New Revenue Standard on the Company's consolidated financial statements and disclosures at this time.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORY
Inventory consisted of the following (in thousands):

	As of December 31,
	2016	2015
Raw materials	$4,384	$3,375
Finished goods	2,383	3,958
Total inventory	$6,767	$7,333
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2016	2015
Land	$876	$893
Buildings and improvements	9,503	9,573
Leasehold improvements	1,645	1,477
Computer equipment	15,866	16,508
Software	43,688	34,478
Furniture and equipment	2,393	3,115
	73,971	66,044
Less: accumulated depreciation	(49,176)	(43,512)
Property and equipment, net	$24,795	$22,532
The Company leases certain computer equipment, software, buildings, and machinery under capital lease agreements. As of December 31, 2016 and 2015, assets under capital lease included in property and equipment above were $5.4 million and $5.5 million, respectively. As of December 31, 2016 and 2015, accumulated depreciation and amortization relating to property and equipment under capital lease arrangements totaled $2.1 million and $1.5 million, respectively.
The Company recorded total depreciation and amortization expense for its property and equipment for the years ended December 31, 2016, 2015 and 2014 in the amount of $9.0 million, $8.5 million and $7.6 million, respectively. Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software.
During the years ending December 31, 2016 2015, and 2014 the Company recorded $1.0 million, $1.1 million, and $0.2 million respectively, in impairment expense related to the abandonment of previously capitalized internal-use software projects.
5. DIVESTITURES
As part of the shift in strategy initiated in early 2015, the Company determined that its ownership of the consumer-oriented Rosetta Stone Korea Ltd. ("RSK") entity no longer agreed with the Company’s overall strategy to focus on the Enterprise & Education business. In September 2015, the Company completed the divestiture of 100% of the Company's capital stock of RSK to the current President of RSK for consideration equal to the assumption of RSK's net liabilities at the date of sale. This divestiture resulted in a pre-tax gain of $0.7 million reported in “Other income and (expense)” line of the consolidated statements of operations. This gain was comprised of a gain of $0.2 million equal to the value of the net liabilities transferred and a $0.5 million gain on the transfer of the foreign subsidiary's cumulative translation adjustment on the date of sale.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. DIVESTITURES (Continued)

As part of the transaction, the Company has agreed to continue to provide to RSK certain of its online product offerings for resale and distribution and RSK is committed to purchase those products, for an initial term ending December 31, 2025. In addition, the Company has loaned RSK $0.5 million as of October 2, 2015, which will be repaid in five equal installments due every six months beginning December 31, 2016. The first installment was paid in full according to schedule and no allowance was deemed necessary. As a result of this loan receivable and the level of financial support it represents, the Company concluded that it holds a variable interest in RSK whereby the Company is not the primary beneficiary.  The maximum exposure to loss as a result of this involvement in the variable interest entity is limited to the $0.5 million amount of the loan.
6. GOODWILL
The value of gross goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha, Inc. ("Livemocha") in April 2013, the acquisition of Lexia Learning Systems, Inc. ("Lexia") in August 2013, and the acquisitions of Vivity Labs, Inc. ("Vivity") and Tell Me More S.A. ("Tell Me More") in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles - Goodwill and other ("ASC 350"), or more frequently, if impairment indicators arise. The Company also routinely reviews goodwill at the reporting unit level for potential impairment.
The Company's reporting units were Enterprise & Education Language, Enterprise & Education Literacy, Consumer Language, and Consumer Fit Brains. The combined Consumer Language and Consumer Fit Brains reporting units make up the Consumer operating and reportable segment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments and reporting units for the years ended December 31, 2016 and 2015 (in thousands):

	Enterprise & Education Language	Literacy	Consumer
			Consumer Language	Consumer Fit Brains	Total
Balance as of January 1, 2015
Gross Goodwill	$40,084	$9,962	$20,170	$8,538	$78,754
Accumulated Impairment	—	—	(20,170)	—	(20,170)
Goodwill as of January 1, 2015	$40,084	$9,962	$—	$8,538	$58,584

Partial Impairment of Consumer Fit Brains	—	—	—	(5,604)	(5,604)
Effect of change in foreign currency rate	(1,384)	—	—	(1,316)	(2,700)

Balance as of December 31, 2015
Gross Goodwill	$38,700	$9,962	$20,170	$7,222	$76,054
Accumulated Impairment	—	—	(20,170)	(5,604)	(25,774)
Goodwill as of December 31, 2015	$38,700	$9,962	$—	$1,618	$50,280

Remaining Full Impairment of Consumer Fit Brains	—	—	—	(1,740)	(1,740)
Effect of change in foreign currency rate	(411)	—	—	122	(289)

Balance as of December 31, 2016
Gross Goodwill	$38,289	$9,962	$20,170	$7,344	$75,765
Accumulated Impairment	—	—	(20,170)	(7,344)	(27,514)
Goodwill as of December 31, 2016	$38,289	$9,962	$—	$—	$48,251
2016 Activity
Annual Impairment Testing of Goodwill and Consumer Fit Brains Impairment
Consistent with elections in prior annual tests, the Company exercised its option to bypass Step 0 for all reporting units with remaining goodwill balances in connection with the annual goodwill impairment analysis performed as of June 30, 2016. The Enterprise & Education Language and Literacy reporting units both resulted in fair values that substantially exceeded the carrying values, and therefore no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.
The Consumer Fit Brains reporting unit was also evaluated, which resulted in a fair value that was significantly below the carrying value. The decrease in fair value was due to the second quarter 2016 strategy update for the Consumer Fit Brains business. The Consumer Fit Brains reporting unit was no longer considered central to the core strategy for the Company's focus on language and literacy learning. Due to the continued declines in operations since the $5.6 million partial impairment in the fourth quarter of 2015 which is further discussed below, management revised the Consumer Fit Brains financial projections in the second quarter of 2016 assuming reduced media spend and reduced revenue in 2016 and beyond. The change in operating plans and the lack of cushion since the fourth quarter 2015 impairment resulted in an implied fair value of goodwill that was significantly below its carrying value. As a result, the Company recorded a second quarter impairment loss of $1.7 million, which represented a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge was recorded in the "Impairment" line on the statement of operations.
Interim Impairment Review
The Company also routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company’s internal control framework. In the fourth quarter of 2016, the Enterprise & Education Language and Literacy

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

reporting units (the only reporting units with remaining goodwill balances) were evaluated to determine if a triggering event has occurred. As of December 31, 2016, the Company concluded that there were no indicators of impairment that would cause it to believe that it is more likely than not that the fair value of these reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no impairment charges were recorded for these reporting units in connection with the interim impairment review.
2015 Activity
Consumer Fit Brains Impairment
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
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,442	$15,149	$26,245	$312	$54,148
Accumulated Amortization	(1,271)	(7,817)	(16,603)	(213)	(25,904)
Balance as of December 31, 2015	$11,171	$7,332	$9,642	$99	$28,244

Gross Carrying Amount	12,431	15,092	26,149	312	53,984
Accumulated Amortization	(1,481)	(9,859)	(18,485)	(251)	(30,076)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of December 31, 2016	$10,924	$4,232	$7,536	$61	$22,753
* Included within the Trade name/ trademark intangible asset category is the Rosetta Stone trade name with a carrying amount of $10.6 million. This intangible asset is considered to have an indefinite useful life and is therefore not amortized, but rather tested for impairment on at least an annual basis.
The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the weighted average remaining useful lives of the Company's amortizing intangible assets:

Weighted Average Life
Trade name / trademark	19 months
Core technology	32 months
Customer relationships	69 months
Patents	27 months

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Included in cost of revenue:
Cost of subscription and service revenue	$404	$322	$209
Cost of product revenue	182	264	377
Total included in cost of revenue	586	586	586
Included in operating expenses:
Sales and marketing	2,178	2,804	3,677
Research and development	1,587	1,802	2,000
General and administrative	—	—	—
Total included in operating expenses	3,765	4,606	5,677
Total	$4,351	$5,192	$6,263
The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2016 (in thousands):

As of December 31, 2016
2017	$3,749
2018	3,155
2019	1,532
2020	1,282
2021	940
Thereafter	1,488
Total	$12,146
2016 Activity
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived intangible assets for potential impairment as part of the Company’s internal control framework.
During the second quarter of 2016, the Company revised the business outlook and financial projections for the Consumer Fit Brains reporting unit, which prompted a long-lived intangible asset impairment analysis of the tradename, developed technology, and customer relationships associated with the Consumer Fit Brains reporting unit ("Consumer Fit Brains Intangible Assets"). The carrying values of the Consumer Fit Brains Intangible Assets exceeded the estimated fair values. As a result, the Company recorded an impairment loss of $1.2 million associated with the impairment of the remaining carrying value of the Consumer Fit Brains Intangible Assets as of June 30, 2016. The impairment charge was recorded in the "Impairment" line on the statement of operations.
As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of December 31, 2016 to determine if indicators of impairment exist. The Company elected to bypass the option to first assess qualitative factors to determine whether it is more likely than not that the Rosetta Stone trade name was impaired and performed the quantitative assessment. In the quantitative assessment, the Company noted that the fair value of the Rosetta Stone trade name exceeded the carrying value. There were no impairment charges related to the Rosetta Stone trade name for the year ended December 31, 2016.
Additionally, all other long-lived intangible assets were evaluated at December 31, 2016 to determine if indicators of impairment exist and the Company concluded that there are no additional potential indicators of impairment and no further

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

impairment chargers were recorded during the year ended December 31, 2016. There were no impairment charges related to intangible assets for the years ended December 31, 2015 and 2014.
8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	As of December 31,
	2016	2015
Accrued marketing expenses	$8,460	$20,022
Accrued professional and consulting fees	2,050	1,746
Sales return reserve	1,338	3,728
Sales, withholding, and property taxes payable	3,772	3,879
Other	6,530	5,943
Total Other current liabilities	$22,150	$35,318
9. FINANCING ARRANGEMENTS
Revolving Line of Credit
See Note 21 "Subsequent Events" regarding the March 2017 amendment of the Company’s credit facility. The following discussion pertains to the credit facility as in effect as of December 31, 2016.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. FINANCING ARRANGEMENTS (Continued)

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of December 31, 2016, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of December 31, 2016, there were no borrowings outstanding and the Company was eligible to borrow the entire $20.8 million of available credit, less $4.0 million in letters of credit have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $16.8 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the years ended December 31, 2016 and 2015, the Company acquired equipment or software through the issuance of capital leases totaling $27,000 and $0.5 million, respectively. This non-cash investing activity has been excluded from the consolidated statement of cash flows. There were no equipment or software acquired through the issuance of capital leases during the year ended December 31, 2014.
As of December 31, 2016, the future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

Periods Ending December 31,
2017	$635
2018	483
2019	480
2020	476
2021	473
Thereafter	354
Total minimum lease payments	$2,901
Less amount representing interest	342
Present value of net minimum lease payments	$2,559
Less current portion	532
Obligations under capital lease, long-term	$2,027
10. STOCK-BASED COMPENSATION
2006 Stock Incentive Plan
On January 4, 2006, the Company established the Rosetta Stone Inc. 2006 Stock Incentive Plan (the "2006 Plan") under which the Company's Board of Directors, at its discretion, could grant stock options to employees and certain directors of the Company and affiliated entities. The 2006 Plan initially authorized the grant of stock options for up to 1,942,200 shares of common stock. On May 28, 2008, the Board of Directors authorized the grant of additional stock options for up to 195,000 shares of common stock under the plan, resulting in total stock options available for grant under the 2006 Plan of 2,137,200 as of December 31, 2008. The stock options granted under the 2006 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercises of stock options will be issued from the Company's authorized

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

available stock. All unissued stock associated with the 2006 Stock Incentive Plan expired in 2016 at the end of the ten year contractual term.
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
On May 26, 2011 the Board of Directors authorized and the Company's shareholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's shareholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's shareholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's shareholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At December 31, 2016 there were 1,403,424 shares available for future grant under the 2009 Plan.
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

For the years ended December 31, 2016, 2015, and 2014 the fair value of service-based stock options and performance-based stock options granted was calculated using the following assumptions in the Black-Scholes model:

Years Ended December 31,
	2016	2015	2014
Expected stock price volatility	46%-47%	49%-63%	63%-65%
Expected term of options	5.5-6.5 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.24%-1.50%	1.19%-1.75%	1.46%-1.80%

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

For the years ended December 31, 2016, 2015, and 2014 the fair value of market-based stock options and market-based restricted stock awards granted was calculated using the following assumptions in the Monte-Carlo simulation model:

Years Ended December 31,
	2016	2015	2014
Expected stock price volatility	45%-49%	none	none
Expected term of options	1.7 years-7 years	none	none
Expected dividend yield	—	none	none
Risk-free interest rate	.71%-1.53%	none	none
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
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2016	2015	2014
Included in cost of revenue:
Cost of subscription and service revenue	$(4)	$44	$13
Cost of product revenue	52	57	95
Total included in cost of revenue	48	101	108
Included in operating expenses:
Sales and marketing	998	1,327	1,975
Research & development	709	841	958
General and administrative	3,151	4,926	3,721
Total included in operating expenses	4,858	7,094	6,654
Total	$4,906	$7,195	$6,762

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2016 to December 31, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2016	1,837,165	$10.58	7.70	$130,262
Options granted	464,194	7.50
Options exercised	(12,971)	4.42
Options cancelled	(494,458)	10.65
Options Outstanding, December 31, 2016	1,793,930	9.81	7.58	1,154,498
Vested and expected to vest at December 31, 2016	1,687,078	9.93	7.50	1,032,107
Exercisable at December 31, 2016	1,125,493	$10.34	7.02	$576,390
As of December 31, 2016 and 2015, there was approximately $3.1 million and $5.2 million of unrecognized compensation expense related to non-vested service-based stock options that is expected to be recognized over a weighted average period of 2.36 and 1.84 years, respectively.
Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four-year period based upon required service conditions and do not have performance or market conditions.
The weighted average remaining contractual term and the aggregate intrinsic value for service-based stock options outstanding at December 31, 2016 was 7.58 years and $1.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for service-based stock options exercisable at December 31, 2015 was 7.70 years and $0.1 million, respectively. As of December 31, 2016, service-based stock options that were vested and exercisable totaled 1,125,493 shares of common stock with a weighted average exercise price per share of $10.34.
The weighted average grant-date fair value per share of service-based stock options granted was $3.41 and $4.77 for the years ended December 31, 2016 and 2015, respectively.
The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2016, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount is subject to change based on changes to the fair market value of the Company's common stock.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock activity for the years ended December 31, 2016 and 2015, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2015	482,645	$12.59	$6,074,136
Awards granted	481,992	9.05
Awards vested	(452,341)	10.56
Awards canceled	(170,717)	11.88
Nonvested Awards, December 31, 2015	341,579	10.61	3,624,153
Awards granted	300,650	7.59
Awards vested	(196,001)	9.54
Awards canceled	(71,848)	9.65
Nonvested Awards, December 31, 2016	374,380	8.94	3,348,080
During 2016 and 2015, 300,650 and 481,992 shares of service-based restricted stock were granted, respectively. The aggregate grant date fair value of the service-based restricted stock awards in 2016 and 2015 was $2.3 million and $4.4 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. The Company's service-based restricted stock awards are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.
During 2016, 71,848 shares of restricted stock were forfeited. As of December 31, 2016, future compensation cost related to the nonvested portion of the service-based restricted stock awards not yet recognized in the statement of operations was $2.6 million and is expected to be recognized over a period of 2.06 years.
Service-based restricted stock awards are considered outstanding at the time of grant as the stockholders are entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested service-based restricted stock awards are not considered outstanding in the computation of basic earnings per share.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2016 to December 31, 2016:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2016	187,942	$11.16	$1,257,332
Units granted	67,663	7.70
Units released	(58,719)	11.51
Units cancelled	(8,829)	8.50
Units Outstanding, December 31, 2016	188,057	9.93	1,675,588
Vested and expected to vest at December 31, 2016	115,263	7.70	1,026,990
Vested and deferred at December 31, 2016	82,157	$12.44	$732,019
During 2016 and 2015, 67,663 and 63,436 restricted stock units were granted, respectively, to members of the Board of Directors as part of their compensation package. Restricted stock units convert to common stock following the separation of service with the Company. The aggregate grant date fair value of the awards in 2016 and 2015 was $0.5 million and $0.5 million, respectively. Beginning June 2015, all restricted stock unit awards vest quarterly over a one year period from the date

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

of grant, with expense recognized straight-line over the vesting period. Prior to June 2015, all restricted stock unit awards were immediately vested with expense recognized in full on the grant date. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
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
The PRSAs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results through December 31, 2016 relative to target, actual issuance of RSAs can fall anywhere between a maximum of 200% and 0% of the target number of PRSAs originally granted. As of December 31, 2016, future compensation cost related to the nonvested portion of the PRSAs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.69 years.
The following table summarizes the Company's PRSA activity from January 1, 2016 to December 31, 2016:

	Nonvested PRSAs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested PRSAs, January 1, 2016	—	$—	$—
PRSAs granted	70,423	7.10	500,003
PRSAs vested	—	—
PRSAs canceled	—	—
Performance adjustments	(8,360)
Nonvested PRSAs, December 31, 2016	62,063	$7.10	$440,647
The PSOs were granted at "maximum" (at 200% of target). Based on actual attainment of the operating performance results through December 31, 2016 relative to maximum, actual issuance of stock options can fall anywhere between 100% and 0% of the maximum number of PSOs originally granted. As of December 31, 2016, future compensation cost related to the nonvested portion of the PSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.69 years.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's PSO activity from January 1, 2016 to December 31, 2016:

	PSOs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
PSOs Outstanding, January 1, 2016	—	$—	$—
PSOs granted	314,465	3.24	1,000,242
PSOs released	—	—
PSOs cancelled	—
Performance adjustments	(175,898)
PSOs Outstanding, December 31, 2016	138,567	3.24	440,750
Vested and expected to vest at December 31, 2016	—	—	—
Exercisable at December 31, 2016	—	$—	$—
Market Conditioned:
In addition to the market condition, the MRSAs and MSOs also have a service condition. Vesting of these MRSAs and MSOs are dependent upon whether the Company achieves predetermined growth rates of total shareholder return for the two-year measurement period beginning on January 4, 2016 and ending on December 29, 2017. Following the end of the market performance measurement period on December 29, 2017, MRSAs and MSOs issued based on total shareholder return will vest annually on a pro-rata basis over three years beginning April 4, 2018. The Company records compensation expense ratably for each vesting tranche of the MRSAs and MSOs based on the Monte Carlo fair value estimated on the grant date, regardless of meeting or not meeting the market conditions.
The MRSAs were granted at "target" (at 100% of target). Based upon actual attainment of total shareholder return growth rate results through December 29, 2017 relative to target, actual issuance of RSAs can fall anywhere between a maximum of 200% and 0% of the target number of MRSAs originally granted. As of December 31, 2016, future compensation cost related to the nonvested portion of the MRSAs not yet recognized in the consolidated statement of operations was $0.3 million and is expected to be recognized over a weighted average period of 2.56 years.
The following table summarizes the Company's MRSA activity from January 1, 2016 to December 31, 2016:

	Nonvested MRSAs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested MRSAs, January 1, 2016	—	$—	$—
MRSAs granted	70,423	6.17	434,510
MRSAs vested	—	—
MRSAs canceled	—	—
Nonvested MRSAs, December 31, 2016	70,423	$6.17	$434,510
The MSOs were granted at "maximum" (at 200% of target). Based on actual attainment of total shareholder return growth rate results through December 29, 2017 relative to maximum, actual issuance of stock options can fall anywhere between 100% and 0% of the maximum number of MSOs originally granted. As of December 31, 2016, future compensation cost related to the nonvested portion of the MSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 2.56 years.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's MSO activity from January 1, 2016 to December 31, 2016:

	MSOs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
MSOs Outstanding, January 1, 2016	—	$—	$—
MSOs granted	314,465	0.94	294,550
MSOs released	—	—
MSOs cancelled	—	—
MSO Outstanding, December 31, 2016	314,465	—	—
Vested and expected to vest at December 31, 2016	—	—	—
Exercisable at December 31, 2016	—	$—	$—
11. STOCKHOLDERS' (DEFICIT) EQUITY
At December 31, 2016, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2016 and 2015, the Company had shares of Common Stock issued of 23,450,864 and 23,149,634, respectively, and shares of Common Stock outstanding of 22,450,864 and 22,149,634, respectively.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the years ended December 31, 2014, 2015, or 2016. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
Holders of the Company's common stock are entitled to receive dividends when and if declared by the Board of Directors out of assets or funds legally available for that purpose. Future dividends are dependent on the Company's financial condition and results of operations, the capital requirements of its business, covenants associated with financing arrangements, other contractual restrictions, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by its Board of Directors. The Company has not paid any cash dividends on its common stock and does not intend to do so in the foreseeable future.
12. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation. The Company recorded Company contribution matching expenses for the Plan totaling $2.0 million, $2.0 million, and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE
2016 Restructuring Actions
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE (Continued)

Restructuring charges included in the Company’s consolidated statement of operations related to the 2016 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in France, China, Brazil, Canada, Spain, Mexico, U.S. and the U.K.;

•	Contract termination costs associated with operating lease terminations from office closures; and

•	Other related costs.
The following table summarizes activity with respect to the restructuring charges for the 2016 Restructuring Plan during the year ended December 31, 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at December 31, 2016
Severance costs	$—	$4,367	$(3,867)	$—	$500
Contract termination costs	—	165	(74)	(69)	22
Other costs	—	590	(399)	(121)	70
Total	$—	$5,122	$(4,340)	$(190)	$592
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash lease closure expense and foreign currency translation adjustments.
2015 Restructuring Actions
In the first quarter of 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. During 2016, the final payments were made against the 2015 Restructuring Plan accruals and the Company does not expect to incur any additional restructuring costs in connection with the 2015 Plan.
Restructuring charges included in the Company’s consolidated statement of operations related to the 2015 Restructuring Plan include the following:

•	Employee severance and related benefits costs incurred in connection with headcount reductions involving employees primarily in the U.S. and the U.K.;

•	Contract termination costs; and

•	Other related costs.
The following table summarizes activity with respect to the restructuring charges for the 2015 Restructuring Plan during the years ended December 31, 2015 and December 31, 2016 (in thousands):

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE (Continued)

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Balance at December 31, 2016
Severance costs	$252	$71	$(323)	$—
Contract termination costs	—	—	—	—
Other costs	—	—	—	—
Total	$252	$71	$(323)	$—
Restructuring Cost
The following table summarizes the major types of costs associated with the 2016 and 2015 Restructuring Plans for the years ended December 31, 2016 and 2015, and total costs incurred through December 31, 2016 (in thousands):

	Years ended December 31,		Incurred through
	2016	2015	December 31, 2016
Severance costs	$4,438	$7,240	$11,678
Contract termination costs	165	1,134	1,299
Other costs	590	417	1,007
Total	$5,193	$8,791	$13,984
As of December 31, 2016, the entire restructuring liability of $0.6 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents restructuring costs associated with the 2016 and 2015 Restructuring Plans included in the related line items of our Statement of Operations (in thousands):

	Years ended December 31,
	2016	2015
Cost of revenue	$573	$113
Sales and marketing	2,324	4,492
Research and development	913	602
General and administrative	1,383	3,584
Total	$5,193	$8,791
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
Under the requirements of French Labour Law, there is an expectation on the part of both the employer and employee that if an employee is terminated, the employer is required to pay a minimum amount of severance. Accordingly, the Company concluded that the termination benefits for certain employees as the result of the reduction in force in France were payable based upon an ongoing benefit arrangement. A severance liability became probable and estimable when the Company received

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE (Continued)

approval from the French Labour Administration and when the specific employees impacted were determined. These criteria were met in the third quarter of 2014 and the Company recorded an accrual and related expense of $1.0 million. Severance payments totaling $0.5 million related to this reduction in force were paid during the fourth quarter of 2014 and $0.4 million was paid in 2015.
During 2014, the Company initiated other actions across its business to reduce headcount in order to align resources to support business needs. The Company recorded $3.2 million in severance costs associated with these actions. As a result, $2.3 million was paid during 2014, $0.8 million was paid during 2015, and the remaining $0.1 million liability was paid in 2016.
As of December 31, 2016, the Company does not expect any further activity associated with the 2014 Employee Severance Actions and were considered closed and remaining accruals were reversed.
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
In a further effort to reduce general and administrative expenses through a planned space consolidation, effective October 10, 2016, the Company relocated its headquarters location to 1621 North Kent Street, Suite 1200, Arlington, Virginia 22209. The previously leased space at the 7th floor of 1919 North Lynn Street was abandoned and ceased to be used by the Company on October 10, 2016 and resulted in $1.6 million in lease abandonment expense in the fourth quarter of 2016.
A summary of the Company’s lease abandonment activity for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	As of December 31,
	2016	2015
Accrued lease abandonment costs, beginning of period	$1,282	$1,679
Costs incurred and charged to expense	1,644	55
Principal reductions	(803)	(452)
Accrued lease abandonment costs, end of period	$2,123	$1,282
Accrued lease abandonment costs liability:
Short-term	$1,047	$455
Long-term	1,076	827
Total	$2,123	$1,282

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES
The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Inventory	$735	$564
Net operating and capital loss carryforwards	61,174	48,334
Deferred revenue	10,862	13,908
Accrued liabilities	6,975	9,780
Stock-based compensation	4,440	4,656
Amortization and depreciation	1,056	31
Bad debt reserve	389	398
Foreign and other tax credits	1,881	1,517
Gross deferred tax assets	87,512	79,188
Valuation allowance	(78,363)	(70,464)
Net deferred tax assets	9,149	8,724
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(6,098)	(4,782)
Deferred sales commissions	(7,060)	(7,337)
Prepaid expenses	(656)	(625)
Foreign currency translation	(1,508)	(973)
Other	—	(5)
Gross deferred tax liabilities	(15,322)	(13,722)
Net deferred tax liabilities	$(6,173)	$(4,998)
For the year ended December 31, 2016, the Company recorded income tax expense of $2.5 million. The tax expense was primarily related to current year profits of operations in Germany and the U.K. Additionally, the tax expense relates to the tax impact of the amortization of U.S. indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.
For the year ending December 31, 2015, the Company recorded income tax expense of $1.2 million primarily related to current year operations in Germany and the UK and the tax impact of the amortization of indefinite lived intangibles, and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities. These tax expenses were partially offset by tax benefits related to current year losses (excluding the Consumer Fit Brains goodwill impairment) in Canada. The goodwill that was impaired is not deductible for tax. Additionally, tax benefits were recorded related to the reversal of accrued withholding taxes as a result of an intercompany transaction.
During the third quarter of 2012, the Company established a full valuation allowance to reduce the deferred tax assets of its operations in Brazil, Japan, and the U.S., resulting in a non-cash charge of $0.4 million, $2.1 million, and $23.1 million, respectively. Additionally, no tax benefits were provided on 2012 losses incurred in foreign jurisdictions where the Company has determined a valuation allowance is required. As of December 31, 2016, a full valuation allowance was provided for domestic and certain foreign deferred tax assets in those jurisdictions where the Company has determined the deferred tax assets will more likely than not be realized.
If future events change the outcome of the Company's projected return to profitability, a valuation allowance may not be required to reduce the deferred tax assets. The Company will continue to assess the need for a valuation allowance.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

As of December 31, 2016, the Company had federal, state and foreign tax NOL carryforward amounts and expiration periods as follows (in thousands):

Year of Expiration	U.S. Federal	State	Brazil	France	Japan	Other Foreign	Total
2017-2021	$—	$679	$—	$—	$—	$—	$679
2022-2026	—	2,308	—	—	11,824	—	14,132
2027-2031	—	11,526	—	—	—	377	11,903
2032-2036	86,621	76,568	—	—	—	3	163,192
2037-2041	39,304	33,777	—	—	—	909	73,990
Indefinite	—	—	4,309	8,193	—	665	13,167
Totals	$125,925	$124,858	$4,309	$8,193	$11,824	$1,954	$277,063
As of December 31, 2016, the Company had federal and state capital loss carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Capital Loss Expiration	U.S. Federal	State
2017-2021	$6,837	$4,947
2022-2026	—	—
2027-2031	—	128
2032-2036	—	—
2037-2041	—	—
Indefinite	—	—
Totals	$6,837	$5,075
As of December 31, 2016, the Company had federal tax credit carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Credit Expiration	U.S. Federal
2017-2021	$—
2022-2026	1,517
2027-2031	121
2032-2036	218
2037-2041	—
Indefinite	25
Totals	$1,881

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

The components of loss before income taxes and the provision for taxes on income consist of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(24,963)	$(41,458)	$(60,434)
Foreign	(84)	(4,179)	(19,761)
Loss before income taxes	$(25,047)	$(45,637)	$(80,195)
The provision for taxes on income consists of the following (in thousands):
Federal	$—	$(157)	$29
State	78	96	23
Foreign	1,250	444	1,258
Total current	$1,328	$383	$1,310
Deferred:
Federal	$1,147	$1,148	$(5,425)
State	169	169	(797)
Foreign	(141)	(541)	(1,577)
Total deferred	1,175	776	(7,799)
Provision (benefit) for income taxes	$2,503	$1,159	$(6,489)
Reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income tax benefit at statutory federal rate	$(8,766)	$(15,973)	$(28,068)
State income tax expense, net of federal income tax effect	219	231	(782)
Acquired intangibles	—	—	—
Nondeductible goodwill impairment	604	1,961	—
Other nondeductible expenses	384	88	482
Tax rate differential on foreign operations	(474)	(1,019)	276
Increase in valuation allowance	10,404	15,713	21,772
Tax audit settlements	—	(96)	—
Change in prior year estimates	—	225	(69)
Other tax credits	129	29	(102)
Other	3	—	2
Income tax expense (benefit)	$2,503	$1,159	$(6,489)
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit). As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits or interest and penalties.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2016	2015
Balance at January 1,	$—	$446
Increases for tax positions taken during prior years	—	—
Settlements with tax authorities	—	(446)
Reductions for tax positions taken during prior years	—	—
Lapse of statute of limitations	—	—
Balance at December 31,	$—	$—
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
The Company had an accumulated consolidated deficit related to its foreign subsidiaries of $21.6 million at December 31, 2016 and aggregate 2016 losses before income tax related to its foreign subsidiaries of approximately $0.1 million. The Company has certain foreign subsidiaries with aggregate undistributed earnings of $12.0 million at December 31, 2016. The foreign subsidiaries with aggregate undistributed earnings are considered indefinitely reinvested as of December 31, 2016. As a result of the multitude of scenarios in which the earnings could be repatriated, if desired, and the complexity of associated calculations, it is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.
The Company made income tax payments of $0.8 million, $1.4 million, and $1.7 million, in 2016, 2015 and 2014, respectively.
16. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse, and office space under operating lease and site license arrangements, some of which contain renewal options.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. COMMITMENTS AND CONTINGENCIES (Continued)

The following table summarizes future minimum operating lease payments as of December 31, 2016 and the years thereafter (in thousands):

As of December 31, 2016
Periods Ending December 31,
2017	$4,552
2018	4,363
2019	1,741
2020	1,004
2021	590
Thereafter	—
Total future minimum operating lease payments	$12,250
Total expenses under operating leases were $4.0 million, $5.1 million and $5.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Royalty Agreements
The Company has entered into agreements to license software from vendors for incorporation in the Company's offerings. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual license sales. In addition, such agreements typically specify that, in the event the software is incorporated into specified Company products, royalties will be due at a contractual rate based on actual sales volumes. These agreements are subject to various royalty rates typically calculated based on the level of sales for those products. The Company expenses these amounts to cost of sales or research and development expense, as appropriate. Royalty expense was $0.3 million, $0.2 million, and $31,000 for the years ended December 31 2016, 2015 and 2014, respectively.
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
The Company assesses profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). The CODM assesses profitability and performance of the Company on its current operating segments. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. Segment contribution excludes depreciation, amortization, stock compensation, research and development, restructuring related expenses, and other non-recurring expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses such as legal fees, payroll processing fees, and accounting related expenses. These expenses are included in the unallocated expenses section in the following table. Revenue from transactions between the Company's operating segments is not material. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.
Operating results by segment for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2016	2015	2014
Revenue:
Enterprise & Education Language	$72,083	$76,129	$74,788
Literacy	34,123	21,928	9,912
Consumer	87,883	119,613	177,153
Total revenue	$194,089	$217,670	$261,853
Segment contribution:
Enterprise & Education Language	$28,304	$21,321	$16,945
Literacy	5,634	729	(2,984)
Consumer	21,120	30,047	28,012
Total segment contribution	$55,058	$52,097	$41,973
Unallocated expenses, net:
Unallocated cost of sales	5,624	3,023	2,775
Unallocated sales and marketing	6,574	9,303	7,632
Unallocated research and development	26,273	29,939	33,176
Unallocated general and administrative	37,933	46,836	53,095
Unallocated impairment	3,930	6,754	20,333
Unallocated lease abandonment and termination	1,644	55	3,812
Unallocated non-operating (income)/expense	(1,873)	1,824	1,345
Total unallocated expenses, net	$80,105	$97,734	$122,168
Loss before income taxes	$(25,047)	$(45,637)	$(80,195)

Segment contribution margin:
Enterprise & Education Language	39.3%	28.0%	22.7%
Literacy	16.5%	3.3%	(30.1)%
Consumer	24.0%	25.1%	15.8%

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
The information below summarizes revenue from customers by geographic area as of December 31, 2016, 2015 and 2014, respectively (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$162,815	$177,966	$212,070
International	31,274	39,704	49,783
Total revenue	$194,089	$217,670	$261,853
The information below summarizes long-lived assets by geographic area classified as held and used for the years ended December 31, 2016 and 2015, respectively (in thousands):

	As of December 31,
	2016	2015
United States	$21,652	$18,704
International	3,143	3,828
Total property and equipment, net	$24,795	$22,532
Revenue by Product and Service
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	As of December 31,
	2016	2015	2014
Language learning	$155,532	$191,568	$249,340
Literacy	34,123	21,928	9,912
Brain Fitness	4,434	4,174	2,601
Total revenue	$194,089	$217,670	$261,853
18. RELATED PARTIES
As of December 31, 2016 and 2015, the Company had outstanding receivables from employees in the amount of $22,000 and $18,000, respectively.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. VALUATION AND QUALIFYING ACCOUNTS
The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Years Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts:
Beginning balance	$1,196	$1,434	$1,000
Charged to costs and expenses	709	1,657	2,405
Deductions—accounts written off	(833)	(1,895)	(1,971)
Ending balance	$1,072	$1,196	$1,434
Promotional rebate and coop advertising reserves:
Beginning balance	$16,910	$23,437	$13,025
Charged to costs and expenses	18,337	40,563	39,249
Deductions - reserves utilized	(29,279)	(47,090)	(28,837)
Ending balance	$5,968	$16,910	$23,437
Sales return reserve:
Beginning balance	$3,728	$3,570	$4,834
Charged against revenue	5,034	11,474	12,011
Deductions—reserves utilized	(7,424)	(11,316)	(13,275)
Ending balance	$1,338	$3,728	3,570
Deferred income tax asset valuation allowance:
Beginning balance	$70,464	53,809	33,866
Charged to costs and expenses	7,899	16,655	19,943
Deductions	—	—	—
Ending balance	$78,363	$70,464	$53,809

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)
Summarized quarterly supplemental consolidated financial information for 2016 and 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Revenue	$48,002	$45,716	$48,693	$51,678
Gross profit	$39,954	$37,752	$40,322	$41,740
Net loss	$(7,507)	$(8,978)	$(5,452)	$(5,613)
Basic loss per share	$(0.34)	$(0.41)	$(0.25)	$(0.25)
Shares used in basic per share computation	21,867	21,948	21,993	22,065
Diluted loss per share	$(0.34)	$(0.41)	$(0.25)	$(0.25)
Shares used in diluted per share computation	21,867	21,948	21,993	22,065
2015
Revenue	$58,442	$51,411	$49,802	$58,015
Gross profit	$47,140	$42,391	$41,136	$48,476
Net loss	$(19,884)	$(8,175)	$(7,301)	$(11,436)
Basic loss per share	$(0.95)	$(0.38)	$(0.34)	$(0.52)
Shares used in basic per share computation	21,018	21,689	21,771	21,801
Diluted loss per share	$(0.95)	$(0.38)	$(0.34)	$(0.52)
Shares used in diluted per share computation	21,018	21,689	21,771	21,801
21. SUBSEQUENT EVENTS
Extension of Credit Facility
On March 10, 2017, the Company entered into the sixth amendment to its credit facility, which primarily extended the term to April 1, 2020.
Definitive Agreement with SOURCENEXT
On March 13, 2017, the Company entered into a series of agreements (the “Agreement”) with SOURCENEXT Corporation, (“SOURCENEXT”), a leading software distributor and developer in Japan. Under the Agreement, the Company will provide a perpetual, exclusive license of certain brands and trademarks, including the primary Rosetta Stone brand, and product code for exclusive development and sale of language and education-related products in Japan.
In conjunction with the Agreement, the Company will receive approximately $9 million and if certain additional brand licensing and technology transfers are successfully completed, SOURCENEXT will pay the Company an additional $4 million, net of adjustments. In addition, the Company is guaranteed to receive minimum payments totaling an additional $6 million over the next ten years. Finally, as part of the Agreement, the Company will have the first right to license and sell any products developed by SOURCENEXT under the Rosetta Stone trademark in territories outside of Japan.

EXHIBIT INDEX

Index to exhibits
3.1
Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on February 23, 2009).

3.2		Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on November 22, 2016).
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
2009 Omnibus Incentive Plan, as amended and restated and effective June 12, 2015 (incorporated herein by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-204904) filed on June 12, 2015).

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
Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after February 1, 2016 (incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.9	+
Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards granted May 9, 2016 (incorporated herein by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.10	+
Form of Restricted Stock Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on March 17, 2009).

10.11	+
Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011 (incorporated herein by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.12	+
Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after February 1, 2016 (incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.13	+
Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards granted May 9, 2016 (incorporated herein by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.14	+
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

10.16	+
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

10.18	+	2014 Executive Bonus Plan (incorporated herein by reference to Exhibit 10.23 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.19	+
Policy on Recoupment of Performance Based Compensation (Clawback Policy) (incorporated herein by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.20	+	Rosetta Stone Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.18 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)
10.21
Form of Indemnification Agreement entered into with each director and executive officer (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on September 23, 2008).

10.22
Form of Indemnification Agreement to be entered into with each director and executive officer, revised as of August 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.23	+
Executive Employment Agreement between Rosetta Stone Ltd. and Stephen Swad effective as of November 9, 2010 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on October 13, 2010).

10.24	+
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

10.26	+
Executive Employment Agreement between Rosetta Stone Ltd. and Judy Verses effective as of October 5, 2011 (incorporated herein by reference to Exhibit 10.18 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.27	+
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
Executive Employment Agreement between Rosetta Stone Ltd. and A. John Hass III effective as of April 1, 2016 (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.32	+
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

10.37	*	Sub-Sublease Agreement dated as of July 14, 2016, by and between Rosetta Stone Ltd. and Snagajob.com, Inc.

Index to exhibits
10.38	+
Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons Ltd. dated as of December 22, 2006 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on January 21, 2009).

10.39
Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, executed on October 28, 2014 (incorporated herein by reference to Exhibit 99.3 filed to the Company’s Current Report on Form 8-K filed on October 29, 2014).

10.40
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

10.42
Third Amendment to Loan and Security Agreement dated as of June 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.43
Fourth Amendment to Loan and Security Agreement dated as of December 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd (incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.).

10.44
Fifth Amendment to Loan and Security Agreement dated as of March 14, 2016 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.45	*	Sixth Amendment to Loan and Security Agreement dated as of March 10, 2017 between Silicon Valley Bank and Rosetta Stone Ltd.
21.1		Rosetta Stone Inc. Subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1		Power of Attorney.
31.1		Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Interactive Data Files.
_______________________________________________________________________________

*    Filed herewith.
***    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+    Identifies management contracts and compensatory plans or arrangements.