Form 10-Q
period 2017-03-31
ROSETTA STONE INC
filed 2017-05-09
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
Commission file number: 1-34283
Rosetta Stone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	043837082 (I.R.S. Employer Identification No.)
1621 North Kent Street, Suite 1200 Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

703-387-5800
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.
As of May 3, 2017, there were 22,198,125 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,713	$36,195
Restricted cash	394	402
Accounts receivable (net of allowance for doubtful accounts of $559 and $1,072, at March 31, 2017 and December 31, 2016, respectively)	21,072	31,788
Inventory	6,412	6,767
Deferred sales commissions	12,953	14,085
Prepaid expenses and other current assets	4,607	3,813
Total current assets	85,151	93,050
Deferred sales commissions	3,693	4,143
Property and equipment, net	25,363	24,795
Goodwill	48,452	48,251
Intangible assets, net	21,855	22,753
Other assets	1,338	1,318
Total assets	$185,852	$194,310
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$9,014	$10,684
Accrued compensation	12,528	10,777
Income tax payable	254	785
Obligations under capital lease	395	532
Other current liabilities	19,584	22,150
Deferred revenue	101,502	113,821
Total current liabilities	143,277	158,749
Deferred revenue	24,982	27,636
Deferred income taxes	6,473	6,173
Obligations under capital lease	1,961	2,027
Other long-term liabilities	10,147	1,384
Total liabilities	186,840	195,969
Commitments and contingencies (Note 14)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,747 and 23,451 shares issued and 22,747 and 22,451 shares outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	191,087	190,827
Accumulated loss	(176,890)	(177,344)
Accumulated other comprehensive loss	(3,752)	(3,709)
Treasury stock, at cost, 1,000 and 1,000 shares at March 31, 2017 and December 31, 2016, respectively	(11,435)	(11,435)
Total stockholders' deficit	(988)	(1,659)
Total liabilities and stockholders' deficit	$185,852	$194,310

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription and service	$41,450	$37,971
Product	6,243	10,031
Total revenue	47,693	48,002
Cost of revenue:
Cost of subscription and service revenue	6,534	5,403
Cost of product revenue	1,607	2,645
Total cost of revenue	8,141	8,048
Gross profit	39,552	39,954
Operating expenses:
Sales and marketing	24,168	30,793
Research and development	6,414	6,571
General and administrative	8,025	10,777
Total operating expenses	38,607	48,141
Income (loss) from operations	945	(8,187)
Other income and (expense):
Interest income	13	13
Interest expense	(115)	(112)
Other income and (expense)	311	1,228
Total other income and (expense)	209	1,129
Income (loss) before income taxes	1,154	(7,058)
Income tax expense	700	449
Net income (loss)	$454	$(7,507)
Earnings (loss) per share:
Basic	$0.02	$(0.34)
Diluted	$0.02	$(0.34)
Common shares and equivalents outstanding:
Basic weighted average shares	22,125	21,867
Diluted weighted average shares	22,590	21,867

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$454	$(7,507)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(43)	(477)
Other comprehensive loss	(43)	(477)
Comprehensive income (loss)	$411	$(7,984)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$454	$(7,507)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	147	421
Gain on foreign currency transactions	(277)	(1,525)
Bad debt (recovery) expense	(364)	191
Depreciation and amortization	3,075	3,408
Deferred income tax expense	300	172
Gain on disposal of equipment	(1)	—
Amortization of deferred financing fees	71	62
(Gain) loss from equity method investments	(5)	27
Net change in:
Restricted cash	13	41
Accounts receivable	11,188	17,555
Inventory	361	116
Deferred sales commissions	1,588	1,783
Prepaid expenses and other current assets	(807)	(1,331)
Income tax receivable or payable	(537)	337
Other assets	2	88
Accounts payable	(1,680)	569
Accrued compensation	1,731	2,310
Other current liabilities	(2,989)	(8,189)
Other long-term liabilities	8,762	(99)
Deferred revenue	(15,263)	(10,975)
Net cash provided by (used in) operating activities	5,769	(2,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,313)	(2,586)
Proceeds from sale of fixed assets	2	—
Net cash used in investing activities	(2,311)	(2,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	74	29
Payment of deferred financing costs	—	(100)
Payments under capital lease obligations	(242)	(244)
Net cash used in financing activities	(168)	(315)
Decrease in cash and cash equivalents	3,290	(5,447)
Effect of exchange rate changes in cash and cash equivalents	228	660
Net increase (decrease) in cash and cash equivalents	3,518	(4,787)
Cash and cash equivalents—beginning of period	36,195	47,782
Cash and cash equivalents—end of period	$39,713	$42,995
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$44	$50
Income taxes, net of refunds	$893	$(61)
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$608	$357
Equipment acquired under capital lease	$—	$27
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
In March 2016, the Company announced the withdrawal of direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings (the "2016 Restructuring Plan"). Where appropriate, the Company seeks to operate through partners in the geographies being exited. The Company has also initiated processes to close the software development operations in France and China. See Note 2 "Summary of Significant Accounting Policies," Note 12 "Restructuring," Note 15 "Segment Information" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Part 1 for additional information about these strategic undertakings and the associated impact to the Company's financial statements and financial results.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2017. The March 31, 2017 consolidated balance sheet included herein includes account balances as of December 31, 2016 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at March 31, 2017 and December 31, 2016, the Company’s results of operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016 have been made. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. All references to March 31, 2017 or to the three months ended March 31, 2017 and 2016 in the notes to the consolidated financial statements are unaudited.
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
For non-software multiple element arrangements the Company allocates revenue to all deliverables based on their relative selling prices. The Company's non-software multiple element arrangements primarily occur as sales to its Enterprise & Education Language and Literacy customers, and to a lesser extent its Consumer customers. These arrangements can include web-based subscription services, audio practice products and professional services or any combination thereof. The Company does not have a sufficient concentration of stand-alone sales of the various deliverables noted above to its customers, and therefore cannot establish VSOE for each deliverable. Third party evidence of fair value does not exist for the web-based subscription, audio practice products and professional services due to the lack of interchangeable language-learning products and services within the market. Accordingly, the Company determines the relative selling price of the web-based subscription, audio practice products and professional services deliverables included in its non-software multiple-element arrangements using the best estimated selling price. The Company determines the best estimated selling price based on its internally published price list which includes suggested sales prices for each deliverable based on the type of client and volume purchased. This price list is derived from past experience and from the expectation of obtaining a reasonable margin based on what each deliverable costs the Company.
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
Restructuring Costs
In recent periods, the Company has announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in Cost of Sales and the Sales and marketing, Research and development, and General and administrative operating expense categories in the Company's statements of operations.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other related costs generally include external consulting and legal costs associated with the strategic shift in business focus. Such costs are recognized at fair value in the period in which the costs are incurred. See Note 12 "Restructuring" for additional disclosures.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of March 31, 2017. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC topic 718, Compensation—Stock Compensation ("ASC 718"). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date. For options granted with service and/or performance conditions, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted with market-based conditions, the fair value of each grant is estimated on the date of grant using the Monte-Carlo simulation model. These methods require the use of estimates, including future stock price volatility, expected term and forfeitures.
As the Company does not have sufficient historical option exercise experience that spans the full 10-year contractual term for determining the expected term of options granted, the Company estimates the expected term of options using a combination of historical information and the simplified method for estimating the expected term. The Company uses its own historical stock price data to estimate its forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.
The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. See Note 10 "Stock-Based Compensation" for additional disclosures.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income (loss) in stockholders' deficit.
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.
The following table presents the effect of exchange rate changes on total comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$454	$(7,507)
Foreign currency translation loss	(43)	(477)
Comprehensive income (loss)	$411	$(7,984)
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders' deficit. For the three months ended March 31, 2017 and 2016, the Company's comprehensive income (loss) consisted of net income (loss) and foreign currency translation losses. The other comprehensive income (loss) presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive income (loss) due to the presence of a full valuation allowance for each of the three months ended March 31, 2017 and 2016.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended March 31, 2017 and March 31, 2016 was $6.6 million and $9.6 million, respectively.
Going Concern Assessment
The Company performs its quarterly going concern assessment in accordance with ASC sub-topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40"). Under ASC 205-40, management is required to assess the Company's ability to continue as a going concern. As further described in the discussion below, the Company has concluded, based on its projections, that its cash balance, funds available from its line of credit, and its cash flow from operations are sufficient to meet its liquidity needs through the one year period following the financial statement issuance date.
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of May 9, 2017.
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
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of May 9, 2017, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
Recently Issued Accounting Standards
During the first quarter of 2017, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). Under ASU 2016-09, accounting for share-based payment award transactions was simplified related to the accounting for (a) income tax effects; (b) minimum statutory tax withholding requirements; (c) and forfeitures. ASU 2016-09 is effective for public entities in annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company adopted this ASU as of January 1, 2017. Due to the historical cumulative shortfall position, the adoption of ASU 2016-09 did not result in a cumulative-effect adjustment to retained earnings. ASU 2016-09 allows for an entity-wide accounting policy election, which would be applied prospectively, to either account for forfeitures when they occur or continue to estimate the number of awards that are expected to vest. The Company has elected to continue to estimate the number of awards that are expected to vest. Other aspects of adoption ASU 2016-09 did not have a material impact to the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"). The amendments under ASU 2017-01 clarify the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted. The Company has adopted this guidance as of January 1, 2017. Due to the prospective application of this ASU, there was no impact to historical financial statements and no additional disclosures are required.

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
3. NET EARNINGS (LOSS) PER SHARE
 Net earnings (loss) per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic earnings (loss) per share is computed using net income (loss) and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the weighted average number of shares of common stock outstanding plus any dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, and restricted stock units.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. NET EARNINGS (LOSS) PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss)	$454	$(7,507)
Denominator:
Basic shares:
Weighted average number of common shares - basic	22,125	21,867
Diluted shares:
Weighted average number of common shares - basic	22,125	21,867
Number of dilutive common stock equivalent shares included in diluted shares calculation	465	—
Weighted average number of common shares - diluted	22,590	21,867
Earnings (loss) per common share:
Basic	$0.02	$(0.34)
Diluted	$0.02	$(0.34)
 The Company calculates dilutive common stock equivalent shares using the treasury stock method. In periods where the Company has a net loss, no dilutive common stock equivalent shares are included in the calculation for diluted shares as they are considered anti-dilutive. The following table sets forth dilutive common stock equivalent shares calculated using the treasury stock method (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	116	25
Restricted stock units	183	162
Restricted stocks	166	63
Total common stock equivalent shares	465	250
Share-based awards to purchase approximately 1.3 million and 2.0 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended ended March 31, 2017 and 2016, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.
4. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,948	$4,384
Finished goods	2,464	2,383
Total inventory	$6,412	$6,767

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisition of Livemocha, Inc. ("Livemocha") in April 2013, the acquisition of Lexia Learning Systems, Inc. ("Lexia") in August 2013, and the acquisition of Tell Me More S.A. ("Tell Me More") in January 2014.
The Company tests goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach, in accordance with the provisions of ASC topic 350, Intangibles - Goodwill and other ("ASC 350"), or more frequently, if impairment indicators arise.
The following table shows the balance and changes in goodwill for the Company's operating segments for the three months ended March 31, 2017 (in thousands):

	Literacy Segment	Enterprise & Education Language Segment	Consumer Segment	Total
Balance as of January 1, 2017
Gross Goodwill	$9,962	$38,289	$27,514	$75,765
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2017	$9,962	$38,289	$—	$48,251

Effect of change in foreign currency rate	—	201	—	201

Balance as of March 31, 2017
Gross Goodwill	$9,962	$38,490	$27,514	$75,966
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of March 31, 2017	$9,962	$38,490	$—	$48,452
The Company routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company's internal control framework. The Company's reporting units with goodwill balances were evaluated to determine if a triggering event has occurred. As of March 31, 2017, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in the first quarter of 2017 in connection with the interim impairment review.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trademark / tradename *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,431	$15,092	$26,149	$312	$53,984
Accumulated Amortization	(1,481)	(9,859)	(18,485)	(251)	(30,076)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of January 1, 2017	$10,924	$4,232	$7,536	$61	$22,753

Gross Carrying Amount	12,467	16,168	26,342	312	55,289
Accumulated Amortization	(1,567)	(11,392)	(19,062)	(258)	(32,279)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of March 31, 2017	$10,874	$3,775	$7,152	$54	$21,855
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of March 31, 2017, the carrying value of the tradename asset was $10.6 million.
Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended March 31,
	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$117	$98
Cost of product revenue	29	48
Total included in cost of revenue	146	146
Included in operating expenses:
Sales and marketing	455	715
Research and development	339	442
General and administrative	—	—
Total included in operating expenses	794	1,157
Total	$940	$1,303

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INTANGIBLE ASSETS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2017 and years thereafter (in thousands):

As of March 31, 2017
2017 - remaining	$2,829
2018	3,177
2019	1,532
2020	1,282
2021	940
Thereafter	1,488
Total	$11,248
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework.
As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of March 31, 2017 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.
7. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	March 31, 2017	December 31, 2016
Accrued marketing expenses	$7,234	$8,460
Accrued professional and consulting fees	1,696	2,050
Sales return reserve	1,067	1,338
Sales, withholding and property taxes payable	3,768	3,772
Other	5,819	6,530
Total other current liabilities	$19,584	$22,150
8. FINANCING ARRANGEMENTS
Revolving Line of Credit
On October 28, 2014, Rosetta Stone Ltd. (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone Inc., executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a $25.0 million revolving credit facility (the “credit facility”). Since the original date of execution, the Company and the Bank have executed several amendments to the credit facility to reflect updates to the Company's financial outlook and extend the credit facility.
Under the amended agreement, the Company may borrow up to $25.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in an aggregate availability amount of $4.0 million. Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term that expires on April 1, 2020, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.
The total obligations under the credit facility cannot exceed the lesser of (i) the total revolving commitment of $25.0 million or (ii) the borrowing base, which is calculated as 80% of eligible accounts receivable. As a result, the borrowing base will fluctuate and the Company expects it will follow the general seasonality of cash and accounts receivable (lower in the first

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. FINANCING ARRANGEMENTS (Continued)

half of the year and higher in the second half of the year). If the borrowing base less any outstanding amounts, plus the cash held at the Bank ("Availability") is greater than $25.0 million, then the Company may borrow up to an additional $5.0 million, but in no case can borrowings exceed $25.0 million. Interest on borrowings accrues at the Prime Rate provided that the Company maintains a minimum cash and Availability balance of $17.5 million. If cash and Availability is below $17.5 million, interest will accrue at the Prime Rate plus 1%.
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of March 31, 2017, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of March 31, 2017, there were no borrowings outstanding and the Company was eligible to borrow $12.9 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $8.9 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More acquisition, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the three months ended March 31, 2017, the Company acquired no equipment or software through the issuance of capital leases. During the three months ended March 31, 2016, the Company acquired $27,000 of equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of March 31, 2017
2017-remaining	$373
2018	491
2019	488
2020	484
2021	481
Thereafter	359
Total minimum lease payments	$2,676
Less amount representing interest	320
Present value of net minimum lease payments	$2,356
Less current portion	395
Obligations under capital lease, long-term	$1,961

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2017 is based on the estimated annual effective tax rate for fiscal year 2017. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of March 31, 2017, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended March 31, 2017 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of March 31, 2017, a valuation allowance was provided for the U.S., Japan, Hong Kong, Mexico, Spain, France, Brazil, and Canada where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of March 31, 2017, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of March 31, 2017, and December 31, 2016, the Company’s U.S. deferred tax liability was $6.4 million and $6.1 million, respectively, related to its goodwill and indefinite lived intangibles. As of March 31, 2017 the Company had foreign net deferred tax liabilities of $46,000 compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2016. As of March 31, 2017, and December 31, 2016, the Company had no unrecognized tax benefits.
For the three months ended March 31, 2017 the Company recorded an income tax expense of $0.7 million for deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets and current tax expense related to our operations in U.K., Germany, and China.

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
2009 Omnibus Incentive Plan
On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 of new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. Service, performance and market-based restricted stock awards are considered outstanding at the time of grant as the stockholder is entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants.
On May 26, 2011 the Board of Directors authorized and the Company's stockholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's stockholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's stockholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's stockholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's stockholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. At March 31, 2017, there were 310,334 shares available for future grant under the 2009 Plan.
Valuation Assumptions
The determination of fair value of our stock-based awards is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. In accordance with ASC 718, the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized over the requisite service period of the award. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates are applied in the expense calculation. The Company determines the fair values of stock-based awards as follows:

•
Service-Based Restricted Stock Awards, Restricted Stock Units, Performance-Based Restricted Stock Awards, and Performance Share Units: Fair value is determined based on the quoted market price of our common stock on the date of grant.

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

For the three months ended March 31, 2017, there were no stock options granted. For the three months ended March 31, 2016, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

Three Months Ended March 31,
	2017	2016
Expected stock price volatility	none	46.1% - 47.0%
Expected term of options	none	6 years
Expected dividend yield	none	—
Risk-free interest rate	none	1.24% - 1.50%
No market-based awards were granted during the three months ended March 31, 2017 and 2016.
Stock-Based Compensation Expense
Stock compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions.
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$(15)	$(17)
Cost of product revenue	27	1
Total included in cost of revenue	12	(16)
Included in operating expenses:
Sales and marketing	(228)	79
Research and development	(151)	(119)
General and administrative	514	477
Total included in operating expenses	135	437
Total	$147	$421

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2017 to March 31, 2017:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2017	1,793,930	$9.81	7.58	$1,154,498
Service-based options granted	—	—
Service-based options exercised	(18,389)	6.17
Service-based options canceled	(5,725)	11.59
Service-based Options Outstanding, March 31, 2017	1,769,816	9.85	7.40	1,984,295
Vested and expected to vest March 31, 2017	1,702,129	9.92	7.35	1,855,852
Exercisable at March 31, 2017	1,303,832	$10.22	7.06	$1,295,160
As of March 31, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $2.5 million and is expected to be recognized over a weighted average period of 2.23 years.
Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four-year period based upon required service conditions and do not have performance or market conditions.
Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2017 to March 31, 2017:

	Service Based Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Service-based Awards, January 1, 2017	374,380	$8.94	$3,348,080
Service-based awards granted	278,906	7.85
Service-based awards vested	(86,145)	9.28
Service-based awards canceled	(950)	12.09
Non-vested Service-Based Awards, March 31, 2017	566,191	$8.35	$4,726,846
As of March 31, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $3.4 million and is expected to be recognized over a weighted average period of 2.70 years.
Service-based restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2017 to March 31, 2017:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2016	188,057	$9.93	$1,675,588
Units granted	—	—	—
Units released	—	—
Units cancelled	—	—
Units Outstanding, March 31, 2017	188,057	9.93	1,833,556
Vested and expected to vest at March 31, 2017	98,981	7.70	965,067
Vested and deferred at March 31, 2017	82,157	$12.44	$801,301
For the three months ended March 31, 2017, there were no restricted stock units granted. Restricted stock units are granted to members of the Board of Directors as part of their compensation packages. Restricted stock units convert to common stock following the separation of service with the Company. Restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
Performance-Based Restricted Stock Units
On March 17, 2017, the Company granted performance-based restricted stock units ("PSUs") to certain employees which will become eligible to vest based on the Company's achievement of certain pre-defined key operating performance goals during the cumulative period from January 1, 2017 to December 31, 2018, which will be certified by the Compensation Committee in February 2019. Any PSUs that become eligible to vest are subject to additional service requirements where the eligible PSUs will vest annually on a pro-rata basis over the two year period beginning March 17, 2019. The PSUs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results relative to target, actual issuance of PSUs can be eligible for vest anywhere between a maximum of 200% and 0% of the target number of PSUs originally granted.
The following table summarizes the Company's PSU activity from January 1, 2017 to March 31, 2017:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2017	—	$—	$—
PSUs granted	450,370	9.43
PSUs vested	—	—
PSUs canceled	—	—
Non-vested PSUs, March 31, 2017	450,370	$9.43	$4,391,108
As of March 31, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the PSUs not yet recognized in the consolidated statement of operations was $2.8 million and is expected to be recognized over a weighted average period of 2.26 years.
CEO 2016 Performance and Market Conditioned Restricted Stock Awards and Stock Options Grants
On April 4, 2016, the Company named Mr. John Hass as President, CEO and Chairman of the Board. In conjunction with his appointment, the Compensation Committee approved a stock-based compensation package for Mr. Hass aimed to provide significant reward potential for achieving outstanding Company operating performance results and building stockholder value. The package was comprised of 70,423 performance-based restricted stock awards (PRSAs), 314,465 performance-based stock

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

options (PSOs), 70,423 market-based restricted stock awards (MRSAs), and 314,465 market-based stock options (MSOs). The April 4, 2016 grant date fair values associated with these grants were $7.10, $3.24, $6.17 and $0.94, respectively.
PRSAs and PSOs are eligible to vest based on the achievement of certain operating performance targets during the 2016 calendar year, related to defined measures of revenue, bookings, adjusted free cash flow, and adjusted EBITDA, certified by the Compensation Committee in the first quarter of 2017. The PRSAs and PSOs are subject to additional service requirements where the eligible PRSAs and PSOs will vest 50%, 25%, and 25% on April 4, 2017, 2018 and 2019, respectively. Awards also vest if a majority change in control of the Company occurs during the performance or vesting period.
On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible under this plan, subject to the aforementioned service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. As of March 31, 2017, no PRSAs and PSOs were vested and future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $0.3 million and is expected to be recognized over a weighted average period of 1.66 years.
In addition to the market condition, the MRSAs and MSOs also have a service condition. Vesting of these MRSAs and MSOs are dependent upon whether the Company achieves predetermined growth rates of total stockholder return for the two-year measurement period beginning on January 4, 2016 and ending on December 29, 2017. Following the end of the market performance measurement period on December 29, 2017, the Compensation Committee will certify the eligible quantity of MRSAs and MSOs which will vest annually on a pro-rata basis over three years beginning April 4, 2018. The Company records compensation expense ratably for each vesting tranche of the MRSAs and MSOs based on the Monte Carlo fair value estimated on the grant date, regardless of meeting or not meeting the market conditions.
The MRSAs were granted at "target" (at 100% of target). Based upon actual attainment of total stockholder return growth rate results through December 29, 2017 relative to target, actual issuance of MRSAs can fall anywhere between a maximum of 200% and 0% of the target number of MRSAs originally granted. The MSOs were granted at "maximum" (at 200% of target). Based on actual attainment of total stockholder return growth rate results through December 29, 2017 relative to maximum, actual issuance of stock options can fall anywhere between 100% and 0% of the maximum number of MSOs originally granted.
As of March 31, 2017, future compensation cost related to the non-
vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.5 million and is expected to be recognized over a weighted average period of 2.35 years.
11. STOCKHOLDERS' DEFICIT
At March 31, 2017, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2017, the Company had shares of common stock issued of 23,747,209 and shares of common stock outstanding of 22,747,209.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, or the three months ended March 31, 2017. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING
2016 Restructuring Plan
In the first quarter of 2016, the Company announced and initiated actions to withdraw the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of Enterprise & Education Language offerings. The Company has also initiated processes to close its software development operations in France and China. The Company does not expect to incur any additional material restructuring costs in connection with the 2016 Restructuring Plan. The 2016 Restructuring Plan remaining balance is expected to be paid during 2017.
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
The following table summarizes activity with respect to the restructuring charges for the 2016 Restructuring Plan during the three months ended March 31, 2017 (in thousands):

	Balance at January 1, 2017	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at March 31, 2017
Severance costs	$500	$(15)	$(237)	$—	$248
Contract termination costs	22	—	(17)	—	5
Other costs	70	4	(20)	—	54
Total	$592	$(11)	$(274)	$—	$307
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash lease closure expense and foreign currency translation adjustments.
2015 Restructuring Plan
In 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. During 2016, the final costs were incurred and final payments were made against the 2015 Restructuring Plan accruals. The Company does not expect to incur any additional restructuring costs in connection with the 2015 Plan.
Other Employee Severance Actions
In the first quarter of 2017, the Company initiated actions to reduce headcount in its U.S. consumer product operations and its China locations. Primarily comprised of severance costs associated with these actions, the Company recorded expense of $0.8 million, of which, $0.1 million was paid in the first quarter of 2017 and the remaining $0.7 million is expected to be paid in the second quarter of 2017.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. RESTRUCTURING (Continued)

Restructuring Cost
The following table summarizes the major types of costs associated with the restructuring actions for the three months ended March 31, 2017 and 2016, and total costs incurred through March 31, 2017 (in thousands):

	Three Months Ended March 31,		Incurred through
	2017	2016	March 31, 2017
Severance costs	$754	$2,253	$12,432
Contract termination costs	—	—	1,299
Other costs	26	256	1,033
Total	$780	$2,509	$14,764
As of March 31, 2017, the entire restructuring liability of $1.0 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents total restructuring costs associated with the restructuring actions included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$165	$95
Sales and marketing	331	1,485
Research and development	218	349
General and administrative	66	580
Total	$780	$2,509
These restructuring expenses are not allocated to any reportable segment under our definition of segment contribution as defined in Note 15 "Segment Information."
At each reporting date, the Company will evaluate its accrued restructuring costs to ensure the liabilities reported are still appropriate. Any changes to the estimated costs of executing approved restructuring plans will be reflected in the Company’s consolidated statements of operations.
13. LEASE ABANDONMENT AND TERMINATION
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
In a further effort to reduce general and administrative expenses through a planned space consolidation, the Company relocated its headquarters location to 1621 North Kent Street, Suite 1200, Arlington, Virginia 22209. The previously leased space at the 7th floor of 1919 North Lynn Street was abandoned and ceased to be used by the Company on October 10, 2016 and resulted in $1.6 million in lease abandonment expense in the fourth quarter of 2016.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. LEASE ABANDONMENT AND TERMINATION (Continued)

A summary of the Company’s lease abandonment activity for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	As of March 31,
	2017	2016
Accrued lease abandonment costs, beginning of period	$2,123	$1,281
Costs incurred and charged to expense	—	—
Principal reductions	(252)	(110)
Accrued lease abandonment costs, end of period	$1,871	$1,171
Accrued lease abandonment costs liability:
Short-term	$1,057	$443
Long-term	814	728
Total	$1,871	$1,171
14. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options.
The following table summarizes future minimum operating lease payments for the remaining nine months of 2017 and the years thereafter (in thousands):

As of March 31, 2017
Periods Ending December 31,
2017-remaining	$3,300
2018	4,375
2019	1,742
2020	1,004
2021	589
Thereafter	—
Total	$11,010
Total expenses under operating leases are $0.7 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
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
Other Long Term Liabilities
On March 13, 2017, the Company entered into two agreements which included a Product and Intellectual Property Agreement and a Letter Agreement, (together, the “Agreement”) with SOURCENEXT Corporation, (“SOURCENEXT”), a leading software distributor and developer in Japan. Under the Agreement, the Company will provide a perpetual, exclusive license of certain brands and trademarks, including the primary Rosetta Stone brand, and product code for exclusive development and sale of language and education-related products in Japan.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)

In conjunction with the Agreement, the Company received approximately $9.0 million on March 13, 2017 which was included in "Other Long Term Liabilities" on the March 31, 2017, consolidated balance sheet related to the advance cash receipt associated with the execution of the Agreement. Typically, cash received from customers in advance of delivery is classified as deferred revenue on the balance sheet. Due to the continuing negotiations surrounding the potential sale of the Company's Japan entity to SOURCENEXT, the Company was precluded from classifying the $9.0 million cash receipt as deferred revenue. We anticipate these negotiations will be resolved in the near term and we anticipate the majority of the cash received will be classified as non-current deferred revenue which we expect will be recognized over approximately 20 years.
If certain additional brand licensing and technology transfers are successfully completed, SOURCENEXT will pay the Company an additional $4.0 million, net of adjustments. In addition, the Company is guaranteed to receive minimum payments totaling an additional $6.0 million over the next ten years. Finally, as part of the Agreement, the Company will have the first right to license and sell any products developed by SOURCENEXT under the Rosetta Stone trademark in territories outside of Japan.
On April 25, 2017, the Company and SOURCENEXT signed a Stock Purchase Agreement for the sale of the Company's Japan subsidiary. See Note 16 "Subsequent Events" for additional information related to this agreement.
Litigation
From time to time, the Company has been subject to various claims and legal actions in the ordinary course of its business. The Company is not currently involved in any legal proceeding the ultimate outcome of which, in its judgment based on information currently available, would have a material impact on its business, financial condition or results of operations.
15. SEGMENT INFORMATION
The Literacy segment derives the majority of its revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The Enterprise & Education ("E&E") Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer segment derives the majority of its revenue from sales of language-learning solutions to individuals and retail partners. Revenue from transactions between the Company's operating segments is not material. The Company's current operating segments also represent the Company's reportable segments.
The Company and its Chief Operating Decision Maker ("CODM") assess profitability and performance of each of its current operating segments in terms of segment contribution. Segment contribution is calculated as segment revenue less expenses directly incurred by or allocated to the segment. Direct segment expenses include costs and expenses that are directly incurred by or allocated to the segment and include materials costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. In addition to the previously referenced expenses, the Literacy segment includes direct research and development expenses and Combined Language includes shared research and development expenses, cost of revenue, and sales and marketing expenses applicable to the Consumer Language and Enterprise & Education Language segments. Segment contribution excludes depreciation, amortization, stock compensation, restructuring and other related expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses such as legal fees, payroll processing fees, accounting related expenses, lease abandonment, impairment, and non-operating income and expense. These expenses are included below the segment contribution line in the unallocated expenses section of the tables presented below.
Beginning on January 1, 2017, the Company modified its definition and presentation of segment contribution. E&E Language segment and Consumer segment are now characterized as "Language" since both of these segments primarily address the language-learning market and share many of the same costs. These shared language costs are included in the "Shared Services" column of the tables presented below. General and administrative expenses directly incurred by the Language segments consist only of bad debt expense, net of recoveries. Additionally, research and developments expense are now included in segment contribution. Further, the depreciation, amortization, stock compensation, restructuring and other related expenses which are included in cost of revenue, sales and marketing, research and development, and general and administrative are presented in total as unallocated costs. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended March 31, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$10,170	$16,500	$21,023	$—	$37,523	$47,693

Cost of revenue	1,828	1,844	2,911	(3)	4,752	6,580
Sales and marketing	5,514	7,635	9,825	492	17,952	23,466
Research and development	1,504	—	—	4,501	4,501	6,005
General and administrative	363	(98)	(70)	—	(168)	195
Segment contribution	$961	$7,119	$8,357	$(4,990)	$10,486	$11,447
Segment contribution margin %	9.4%	43.1%	39.8%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,561
Sales and marketing						702
Research and development						409
General and administrative						1,536
Subtotal						4,208

Corporate unallocated expenses, net:
Unallocated general and administrative						6,294
Unallocated lease abandonment expense						—
Unallocated impairment						—
Unallocated non-operating income						(209)
Subtotal						6,085

Income before income taxes						$1,154

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended March 31, 2016 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$7,577	$18,331	$22,094	$—	$40,425	$48,002

Cost of revenue	863	2,499	3,665	(4)	6,160	$7,023
Sales and marketing	5,223	9,333	13,398	552	23,283	$28,506
Research and development	984	—	—	4,909	4,909	$5,893
General and administrative	450	202	(9)	—	193	$643
Segment contribution	$57	$6,297	$5,040	$(5,457)	$5,880	$5,937
Segment contribution margin %	0.8%	34.4%	22.8%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,025
Sales and marketing						2,287
Research and development						678
General and administrative						2,632
Subtotal						6,622

Corporate unallocated expenses, net:
Unallocated general and administrative						7,502
Unallocated lease abandonment expense						—
Unallocated impairment						—
Unallocated non-operating income						(1,129)
Subtotal						6,373

Loss before income taxes						$(7,058)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$41,241	$39,795
International	6,452	8,207
Total	$47,693	$48,002

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SEGMENT INFORMATION (Continued)

The information below summarizes long-lived assets by geographic area classified as held and used as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
United States	$22,300	$21,652
International	3,063	3,143
Total	$25,363	$24,795
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Language learning	$36,630	$39,227
Literacy	10,170	7,577
Brain fitness	893	1,198
Total	$47,693	$48,002
16. SUBSEQUENT EVENTS
On April 25, 2017, Rosetta Stone Ltd., a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rosetta Stone Japan Inc., a Japanese corporation and wholly-owned subsidiary of Rosetta Stone Ltd., (the “Japan Subsidiary”), and SOURCENEXT Corporation, a Japanese corporation. Pursuant to the Purchase Agreement, Rosetta Stone Ltd. has agreed to sell, and SOURCENEXT has agreed to purchase (the “Sale”), of all the outstanding shares of the Japan Subsidiary. The consideration to be paid by SOURCENEXT to Rosetta Stone Ltd in connection with the Sale is $0.5 million, subject to certain adjustments as provided in the Purchase Agreement, payable in Japanese Yen as of the date of the Purchase Agreement. The Purchase Price is subject to certain adjustments based on, among other things, closing payables and closing receivables of the Japan Subsidiary. The Purchase Agreement may be terminated by Rosetta Stone or SOURCENEXT in certain circumstances, including, subject to certain exceptions, if the consummation of the Sale has not occurred by September 30, 2017.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this "Report") and other statements or presentations made from time to time by the Company, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," "projects," or similar words or phrases. These statements may include, but are not limited to, statements related to: our business strategy; guidance or projections related to revenue, Adjusted EBITDA, bookings, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: the risk that we are unable to execute our business strategy; declining demand for our language learning solutions; the risk that we are not able to manage and grow our business; the impact of any revisions to our pricing strategy; the risk that we might not succeed in introducing and producing new products and services; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds; the risk that we cannot effectively adapt to and manage complex and numerous technologies; the risk that businesses acquired by us might not perform as expected; and the risk that we are not able to successfully expand internationally. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements risks and uncertainties that are more fully described in the Company's filings with the U.S. Securities and Exchange Committee (SEC), including those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those updated from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and should be read together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017.
Overview
Rosetta Stone Inc. ("Rosetta Stone," the "Company," "we" or "us") is dedicated to changing people's lives through the power of language and literacy education. Our innovative digital solutions drive positive learning outcomes for the inspired learner at home or in schools and workplaces around the world. Founded in 1992, Rosetta Stone's language division uses cloud-based solutions to help all types of learners read, write, and speak more than 30 languages. Lexia Learning, Rosetta Stone's literacy education division, was founded more than 30 years ago and is a leader in the literacy education space. Today, Lexia helps students build foundational reading skills through its rigorously researched, independently evaluated, and widely respected instruction and assessment programs. Rosetta Stone Inc. was incorporated in Delaware in 2005.
The Literacy segment derives the majority of its revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The Enterprise & Education Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer segment derives the majority of revenue from sales of language-learning solutions to individuals and retail partners. Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our Enterprise & Education Language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Our Consumer distribution channel comprises a mix of our call centers, websites, app-stores, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Sam's Club, Staples, consignment distributors such as Wynit Distribution and Software Packaging Associates, and daily deal partners.
As our Company has evolved, we believe that our Literacy and Enterprise & Education Language segments are our largest opportunity for long-term value creation. The customers in these markets have demands that recur each year, creating a more predictable sales opportunity. This need profile also fits well with our suite of language and literacy products and the well-known Rosetta Stone brand. We also believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe.

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

2.
Position our Enterprise & Education Language business for profitable growth by focusing our direct sales on our best geographies and customer segments, partnering with resellers in other geographies and successfully delivering our CatalystTM product to Corporate customers. Catalyst integrates our Foundations, Advantage and Advanced English for Business products with enhanced reporting, assessment and administrator tools that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

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
In pursuing these priorities, we will (i) allocate capital to the areas of our business that we believe have the greatest value creation potential, including our Lexia Learning business, (ii) focus our businesses on their best customers, including K-12 learners primarily in North America, Corporate learners primarily in North America and Northern Europe in our Enterprise & Education Language segment, and passionate learners in the U.S. and select non-U.S. markets in our Consumer language business, and (iii) optimize the sales and marketing costs for these businesses and the costs of our business overall.
In March 2016, we announced the 2016 Restructuring Plan ("2016 Restructuring Plan"), outlining our withdrawal of the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the Enterprise & Education Language offerings. These operations added sales, but at too high a cost and without the near-term ability to capture scale efficiencies. Where appropriate, we will seek to operate through partners in the geographies being exited. We have also initiated processes to close our software development operations in France and China. See Note 2 "Summary of Significant Accounting Policies" and Note 12 "Restructuring" of Part 1 - Item 1, Financial Statements for additional information about these strategic undertakings.
As of March 31, 2017, we currently have three operating segments, Literacy, Enterprise & Education Language, and Consumer. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 15 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.
Literacy segment contribution increased to $1.0 million with segment contribution margin of 9% for the three months ended March 31, 2017, as compared to a segment contribution of $0.1 million and segment contribution margin of 1% for the three months ended March 31, 2016. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by an increase in sales and marketing expense and cost of sales due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Enterprise & Education Language segment contribution increased to $7.1 million with segment contribution margin of 43% for the three months ended March 31, 2017, as compared to segment contribution of $6.3 million and segment contribution margin of 34% for the three months ended March 31, 2016. The dollar and margin increases were primarily due to lower sales and marketing expenses due to a reduced headcount and other cost saving measures, partially offset by lower segment revenue in part due to the unprofitable geographies exited in 2016. Consumer segment contribution increased to $8.4 million with a segment contribution margin of 40% for the three months ended March 31, 2017, from $5.0 million with a segment contribution margin of 23% for the three months ended March 31, 2016. The Consumer segment contribution dollar and margin increased primarily due to a reduction in direct sales and marketing costs, only partially offset by the slight decline in revenue.

Over the last few years, our Consumer strategy has been to shift more and more of our Consumer business to online subscriptions (with mobile access across the web and apps) and away from perpetual digital download and CD packages. We believe that these online subscription formats provide customers with an overall better experience, flexibility to use our products on multiple platforms (tablets, smartphones and computers), and provide a more economical and relevant way for us to deliver our products to customers. One challenge to encouraging customers to enter into or renew a subscription arrangement is that usage of our product varies greatly, ranging from customers that purchase but do not have any usage to customers with high usage. The majority of purchasers tend towards the lower end of that spectrum, with most usage coming in the first few months after purchase and declining over time - similar to a gym membership. We expect the trend in Consumer subscription sales to accelerate through the end of 2017 as customer preferences continue to move towards cross-platform experiences. Our goal is to move almost all of our Consumer business to subscription sales by the end of 2017.
For additional information regarding our segments, see Note 15 "Segment Information" of Part 1 - Item 1, Financial Statements. For additional information regarding fluctuations in segment revenue, see Results of Operations, below. Prior periods have been reclassified to reflect our current operating segment presentation and definition of segment contribution.
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
Cost of Subscription and Service and Product Revenue
Cost of subscription and service revenue primarily represents costs associated with supporting our web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in both cost of subscription and service revenue and cost of product revenue. Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute our products. Such costs include packaging materials, computer headsets, freight, inventory receiving, personnel costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage.

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
For the three months ended March 31, 2017, we incurred an income tax expense of $0.7 million after incurring income before taxes of $1.2 million, resulting in worldwide effective tax rate of 60.7%. The tax expense related to current year income from operations in Germany, China, and the U.K., as well as the tax impact of amortization of indefinite lived intangibles.
For the year ended December 31, 2016, we recorded an income tax expense of $2.5 million primarily attributable to losses before tax of $25.0 million resulting in worldwide effective tax rate of (10.0)%. The tax rate resulted from tax expense related to income of operations in Germany and the U.K., foreign withholding taxes, and the tax impact of amortization of indefinite lived intangible assets.

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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this quarterly report on Form 10-Q:
•Revenue Recognition
•Stock-based Compensation
•Goodwill
•Intangible Assets
•Valuation of Long-Lived Assets
•Restructuring Costs
•Income Taxes
•Going Concern Assessment
For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 14, 2017. There have been no significant changes in such critical accounting policies and estimates since those disclosed in our most recent Annual Report on Form 10-K.

Results of Operations
Comparison of the three months ended March 31, 2017 and the three months ended March 31, 2016
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$41,450	$37,971	$3,479	9.2%
Product	6,243	10,031	(3,788)	(37.8)%
Total revenue	47,693	48,002	(309)	(0.6)%
Cost of revenue:
Cost of subscription and service revenue	6,534	5,403	1,131	20.9%
Cost of product revenue	1,607	2,645	(1,038)	(39.2)%
Total cost of revenue	8,141	8,048	93	1.2%
Gross profit	39,552	39,954	(402)	(1.0)%
Operating expenses:
Sales and marketing	24,168	30,793	(6,625)	(21.5)%
Research and development	6,414	6,571	(157)	(2.4)%
General and administrative	8,025	10,777	(2,752)	(25.5)%
Total operating expenses	38,607	48,141	(9,534)	(19.8)%
Income (loss) from operations	945	(8,187)	9,132	(111.5)%
Other income and (expense):
Interest income	13	13	—	—%
Interest expense	(115)	(112)	(3)	2.7%
Other income and (expense)	311	1,228	(917)	(74.7)%
Total other income and (expense)	209	1,129	(920)	(81.5)%
Income (loss) before income taxes	1,154	(7,058)	8,212	(116.4)%
Income tax expense	700	449	251	55.9%
Net income (loss)	$454	$(7,507)	$7,961	(106.0)%
Total revenue decreased slightly $0.3 million to $47.7 million for the three months ended March 31, 2017 from $48.0 million for the three months ended March 31, 2016. The slight decline in revenue was due to a decrease in Enterprise & Education revenue of $1.8 million and a decrease in Consumer revenue of $1.1 million, partially offset by an increase in Literacy revenue of $2.6 million.
The operating income for the three months ended March 31, 2017, totaled $0.9 million, compared to an operating loss of $8.2 million for the three months ended March 31, 2016. Operating expenses decreased $9.5 million, primarily comprised of decreases of $6.6 million in sales and marketing expenses and $2.7 million in general and administrative expenses. The decrease in sales and marketing expenses and general and administrative expenses reflects the continued savings as a result of the 2016 Restructuring Plan and other ongoing expense reduction actions, and drove the $8.0 million improvement to net income.

The following table sets forth revenue for our three operating segments for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,				2017 Versus 2016
	2017		2016		Change	% Change
Literacy	10,170	21.3%	7,577	15.8%	2,593	34.2%
Enterprise & Education Language	16,500	34.6%	18,331	38.2%	(1,831)	(10.0)%
Consumer	21,023	44.1%	22,094	46.0%	(1,071)	(4.8)%
Total Revenue	$47,693	100.0%	$48,002	100.0%	$(309)	(0.6)%
Literacy Segment
Literacy revenue increased $2.6 million, or 34%, from the three months ended March 31, 2016, to $10.2 million for the three months ended March 31, 2017, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $10.8 million in the first quarter of 2017 compared to $9.0 million in the first quarter of 2016, and the Literacy pro-forma growth would have been 20% year-over-year. The organic growth in Literacy revenue was primarily due to a larger and more mature direct sales force as compared to the first quarter of 2016 which drove stronger renewal rates and an increase in new business. We will continue to experience the purchase accounting impacts for the Literacy segment through 2017 due to the typical subscription length. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower growth rates than what we expect to experience during 2017. We anticipate additional investments in the Literacy business to grow this segment.
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $1.8 million, or 10%, from the three months ended March 31, 2016, to the three months ended March 31, 2017. The decrease in Enterprise & Education Language revenue reflects a decrease of $1.4 million and $0.3 million in our corporate and education sales channels, respectively. Approximately half of this corporate sales channel decline was due to the exit of our direct sales presence in certain geographies on a direct sales basis as part of the 2016 Restructuring Plan announced in March 2016. We expect revenue associated with the Enterprise & Education Language segment will slightly decline in the near term, due to the execution of our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners. Our goal is to offset this decline with growth in our retained channels. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Segment
Consumer revenue decreased $1.1 million, or 5%, from the three months ended March 31, 2016, to the three months ended March 31, 2017. This decrease was primarily due to a decline in direct-to-consumer sales channel revenue of $2.8 million, mostly offset by an increase in the retail sales channel revenue of $1.9 million, reflecting lower bookings and an increased mix of shorter-duration subscriptions, which the Company had recently begun testing. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result which has resulted in a decline in scale which we expect to continue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
We categorize and report our revenue in two categories—subscription and service revenue and product revenue. Subscription and service revenue includes web-based software subscriptions, online services, as well as revenue from professional services. Subscription and service revenue are typically deferred at the time of sale and then recognized ratably over the subscription or service period. Product revenue includes revenue allocated to our perpetual language-learning product software, revenue from the sale of audio practice products, and sales of certain mobile applications. We bundle our perpetual product software typically with online services. As a result, we typically defer 10% to 35% of the revenue of each of these bundled sales. We recognize the deferred revenue associated with the online services over the term of the service period.

The following table sets forth revenue for subscription and service and product for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,				2017 Versus 2016
	2017		2016		Change	% Change
Subscription and service	$41,450	86.9%	$37,971	79.1%	$3,479	9.2%
Product	6,243	13.1%	10,031	20.9%	(3,788)	(37.8)%
Total revenue	$47,693	100.0%	$48,002	100.0%	$(309)	(0.6)%
Subscription and Service Revenue
Subscription and service revenue increased $3.5 million, or 9%, to $41.5 million for the three months ended March 31, 2017, from $38.0 million for the three months ended March 31, 2016. The increase in subscription and service revenue was primarily due to increases of $2.6 million, $1.8 million, and $0.8 million at Lexia, direct-to-consumer, and consumer retail sales channels, respectively. These increases were partially offset by declines of $1.4 million in the corporate sales channel. As earlier noted, the 34% increase in Literacy revenue is due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. In the Consumer segment, we have begun shifting sales from our box-based and perpetual download products to similarly priced long-term subscription products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future. We are testing shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new customer demographics. If, over time, more of our Consumer products are sold through shorter-term subscriptions it would have the effect of spreading the receipt of cash from those sales over the initial sale period and any subsequent renewals. Our goal is to be almost entirely subscription-based by the end of 2017.
Product Revenue
Product revenue decreased $3.8 million, or 38%, to $6.2 million during the three months ended March 31, 2017, from $10.0 million during the three months ended March 31, 2016. The primary driver of the decrease in product revenue was a decline of $4.6 million in the direct-to-consumer sales channel, partially offset by an increase in the consumer retail sales channel of $1.1 million. Product revenue also decreased due to the ongoing transition of our sales model towards subscription sales rather than perpetual license and box product sales, with an objective to be nearly all subscription-based by the end of 2017.
Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$41,450	$37,971	$3,479	9.2%
Product	6,243	10,031	(3,788)	(37.8)%
Total revenue	47,693	48,002	(309)	(0.6)%
Cost of revenue:
Cost of subscription and service revenue	6,534	5,403	1,131	20.9%
Cost of product revenue	1,607	2,645	(1,038)	(39.2)%
Total cost of revenue	8,141	8,048	93	1.2%
Gross profit	$39,552	$39,954	$(402)	(1.0)%
Gross margin percentages	82.9%	83.2%	(0.3)%
Total cost of revenue slightly increased $0.1 million for the three months ended March 31, 2017, from $8.0 million for the three months ended March 31, 2016.

Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended March 31, 2017, was $6.5 million, an increase of $1.1 million, or 21%, from the three months ended March 31, 2016. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 16% for the three months ended March 31, 2017, compared to 14% in the same prior year period. The dollar and percent increase was primarily due to increases in allocated costs from a higher allocation rate associated with the increase in subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the three months ended March 31, 2017, was $1.6 million, a decrease of $1.0 million, or 39%, from the three months ended March 31, 2016. As a percentage of product revenue, cost of product revenue remained flat at 26% for both the three months ended March 31, 2017, and the three months ended March 31, 2016. The dollar decrease in cost of product revenue was primarily due to decreases of $0.4 million, $0.2 million, and $0.1 million in payroll and benefits, inventory costs, and freight costs, respectively, due to the shift away from hard product sales to online subscription sales.
Gross Profit
Gross profit decreased $0.4 million to $39.6 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Gross profit percentage remained flat at 83% for the three months ended March 31, 2017, and for the three months ended March 31, 2016.
Operating Expenses

	Three Months Ended March 31,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$24,168	$30,793	$(6,625)	(21.5)%
Research and development	6,414	6,571	(157)	(2.4)%
General and administrative	8,025	10,777	(2,752)	(25.5)%
Total operating expenses	$38,607	$48,141	$(9,534)	(19.8)%
Included within our operating expenses are restructuring charges related to restructuring actions which relate to employee severance and related benefits costs incurred in connection with headcount reductions, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs. See Note 12 "Restructuring" of Part I – Item 1, Financial Statements – for more detailed information about the restructuring actions. The following table presents restructuring costs included in the related line items of our results from operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$165	$95
Sales and marketing	331	1,485
Research and development	218	349
General and administrative	66	580
Total	$780	$2,509
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2017, were $24.2 million, a decrease of $6.6 million, or 22%, from the three months ended March 31, 2016. As a percentage of total revenue, sales and marketing expenses decreased to 51% from 64% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in sales and marketing expense was primarily due to a $3.0 million decrease in media spend in the general consumer market, a $2.5 million decrease in payroll and benefits due to a reduction in severance and salary expense due to the heavier restructuring accruals and headcount reductions in 2016, and a $0.3 million decrease in rent expense driven by the corporate headquarters office relocation. We intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $6.4 million for the three months ended March 31, 2017, a decrease of $0.2 million or 2% compared to $6.6 million for the three months ended March 31, 2016. As a percentage of total revenue, research and development expenses decreased to 13% from 14% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The slight reduction in research and development expenses was due to increased investment in the Literacy segment, which was more than offset by investment declines in the Consumer and Enterprise & Education Language segments. In the near term we will focus our product investment on Lexia and key Enterprise & Education Language initiatives.
General and Administrative Expenses
General and administrative expenses decreased $2.7 million to $8.0 million for the three months ended March 31, 2017, compared to $10.8 million for the three months ended March 31, 2016. As a percentage of revenue, general and administrative expenses decreased to 17% for the three months ended March 31, 2017, from 22% for the three months ended March 31, 2016. The primary factors driving the decrease in general and administrative expenses were a reduction in professional service fees, reduction in bad debt expense, and a reduction in payroll and benefits expense. Professional services fees declined $1.3 million due to the absence of external strategic advisor costs compared to 2016, lower external audit fees and lower legal fees. Bad debt expense decreased $0.6 million due to better collection efforts. Payroll and benefits expense decreased $0.3 million due to the reduced severance expense. We expect our general and administrative expenses to increase slightly in the near term.
Interest and Other Income (Expense)

	Three Months Ended March 31,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Interest income	$13	$13	$—	—%
Interest expense	(115)	(112)	(3)	2.7%
Other income and (expense)	311	1,228	(917)	(74.7)%
Total other income and (expense)	$209	$1,129	$(920)	(81.5)%
Interest income for the three months ended March 31, 2017 and March 31, 2016, was flat at $13,000. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended March 31, 2017 and March 31, 2016, was flat at $0.1 million, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended March 31, 2017, was income of $0.3 million, a change of $0.9 million, from income of $1.2 million for the three months ended March 31, 2016. The change was primarily attributable to foreign exchange fluctuations.
Income Tax Expense

	Three Months Ended March 31,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Income tax expense	$700	$449	$251	55.9%
Our income tax expense for the three months ended March 31, 2017, was $0.7 million, compared to $0.4 million for the three months ended March 31, 2016. The change primarily resulted from increased pretax income in foreign jurisdictions in the current quarter.

Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at March 31, 2017, consisted of $39.7 million in cash and cash equivalent and short-term investments, an increase of $3.5 million compared to December 31, 2016. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.
As part of our strategic shift, we have begun and continue to reorganize our business around our Enterprise & Education Language and Literacy segments while we optimize our Consumer segment for profitability and cash generation. Our operating segments are affected by different sales-to-cash patterns. Within our Enterprise & Education Language and Literacy segments, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Consumer revenue is affected by seasonal trends associated with the holiday shopping season. Consumer sales typically turn to cash more quickly than Enterprise & Education Language and Literacy sales, which tend to have longer collection cycles. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash. However, for the three months ended March 31, 2017, we generated positive cash flows from operating activities as reflected in our consolidated statements of cash flows. The positive cash flow was due to the one-time cash receipt of $9.0 million related to the execution of two agreements with SOURCENEXT Corporation for the perpetual license of certain intellectual property for exclusive use and sale in Japan. Without the $9.0 million cash receipt, we would have been a net user of cash for the three months ended March 31, 2017. See Note 14 "Commitments and Contingencies" of Part 1 - Item 1, Financial Statements for a further description of the SOURCENEXT transaction. Excluding the cash impacts from the SOURCENEXT transaction, we expect the trend to use cash in the first half of the year and generate cash in the second half of the year to continue.
On October 28, 2014, we executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a $25.0 million revolving credit facility. Since the original date of execution, we have executed several amendments to the credit facility to reflect updates to our financial outlook and extend the credit facility. Under the amended agreement, we may borrow up to $25.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. The credit facility has a term that expires on April 1, 2020, during which time we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.
The total obligations under the credit facility cannot exceed the lesser of (i) the total revolving commitment of $25.0 million or (ii) the borrowing base, which is calculated as 80% of eligible accounts receivable. As a result, the borrowing base will fluctuate and we expect it will follow the general seasonality of cash and accounts receivable (lower in the first half of the year and higher in the second half of the year). If the borrowing base less any outstanding amounts, plus the cash held at the Bank is greater than $25.0 million, then we may borrow up to an additional $5.0 million, but in no case can borrowings exceed $25.0 million. Interest on borrowings accrues at the Prime Rate provided that we maintain a minimum cash and Availability balance of $17.5 million. If cash and Availability is below $17.5 million, interest will accrue at the Prime Rate plus 1%.
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $12.9 million of available credit less $4.0 million in letters of credit have been issued by the Bank on our behalf, resulting in a net borrowing availability of $8.9 million. We are subject to certain financial and restrictive covenants under the credit facility. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of March 31, 2017, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of March 31, 2017 was $7.2 million. As of March 31, 2017, we do not intend to repatriate the cash from our foreign subsidiaries, however, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Capital Resources
We believe our current cash and cash equivalents, short-term investments, and funds generated from our sales will be sufficient to meet our cash needs for at least the next twelve months from the date of issuance of this report. We have generated significant operating losses as reflected in our accumulated loss and stockholders' deficit and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, accounts receivable, and accounts payable balances. Borrowings under our credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.
Cash Flow Analysis

	Three Months Ended March 31,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$5,769	$(2,546)	$8,315	(326.6)%
Net cash used in investing activities	$(2,311)	$(2,586)	$275	(10.6)%
Net cash used in financing activities	$(168)	$(315)	$147	(46.7)%
Net Cash Provided By (Used in) Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2017, was $5.8 million. The factors affecting our operating cash flows during the period were our net income of $0.5 million, adjusted for non-cash charges totaling $2.9 million, and a favorable overall change in operating assets and liabilities of $2.4 million.  Non-cash items primarily consisted of $3.1 million in depreciation and amortization expense and a $0.3 million related to deferred income tax expense. These non-cash expenses were partially offset by $0.4 million in bad debt recoveries and $0.3 million gain on foreign currency transactions. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $11.2 million and an increase in other long term liabilities of $8.8 million, partially offset by a $15.3 million decrease in deferred revenue. The decrease in accounts receivable was primarily related to the timing of sales during the fourth quarter 2016 holiday season compared to when payments are typically made. The increase in other long term liabilities was due to the $9.0 million cash receipt related to the execution of two agreements with SOURCENEXT Corporation for the perpetual license of certain intellectual property for exclusive use and sale in Japan. The decrease in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the higher Consumer sales coinciding with the fourth quarter holiday shopping season and the timing of renewals in the corporate sales channel in the fourth quarter. See Note 14 "Commitments and Contingencies" of Part 1 - Item 1, Financial Statements for a further description of the SOURCENEXT transaction.
Net cash used in operating activities for the three months ended March 31, 2016, was $2.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.5 million, adjusted for non-cash charges totaling $2.8 million, and an favorable overall change in operating assets and liabilities of $2.2 million.  Non-cash items primarily consisted of $3.4 million in depreciation and amortization expense, $0.4 million in stock-based compensation expense, and $0.2 million in bad debt expense, which were partially offset by a $1.5 million gain on foreign currency transactions. For the three months ended March 31, 2016, the primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $17.6 million, an increase in accrued compensation of $2.3 million, and a decrease of $1.8 million in deferred sales commission. These changes were partially offset by a decrease of $11.0 million in deferred revenue and a decrease in other current liabilities of $8.2 million. The decrease in accounts receivable was primarily related to the timing of sales compared to when payments are made along with the increase in sales during the fourth quarter 2015 holiday season. The increase in accrued compensation is primarily attributable to the timing of our payroll cycles at each period end, including payment of 2015 annual bonuses in the second quarter of 2016. The decrease in deferred sales commission was attributable to the decrease in first quarter 2016 sales as compared to fourth quarter 2015 sales due to seasonality. The decrease in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the higher renewals in the corporate sales channel in the fourth quarter. The decrease in other current liabilities is related to having less obligations due for marketing, advertising, rebates, and inventory due to the fourth quarter seasonality of our business and as a result of our shift in strategy.
Net Cash Used in Investing Activities
Net cash used in investing activities was $2.3 million for the three months ended March 31, 2017, compared to $2.6 million for the three months ended March 31, 2016, a change of $0.3 million. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects, slightly decreased $0.3 million, related to the completion of development projects for Catalyst in the second half of 2016.

Net Cash Used In Financing Activities
Net cash used in financing activities was $0.2 million for the three-month period ended March 31, 2017, compared to $0.3 million for the three-month period ended March 31, 2016, a change of $0.1 million due to the costs associated with the March 2016 amendment to our revolving credit facility.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As discussed in Notes 8 and 14 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,676	$496	$977	$964	$239
Operating leases	11,010	4,424	5,350	1,236	—
Total	$13,686	$4,920	$6,327	$2,200	$239
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 14 "Commitments and Contingencies" of Part I – Item 1, Financial Statements – for information about our legal proceedings.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 14, 2017 with the SEC for the period ended December 31, 2016. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.
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
We offer our software products on operating systems and platforms including Windows, Macintosh, Apple OS, Android, and Amazon apps. The demand for traditional desktop computers has been declining, while the demand for mobile devices such as notebook computers, smartphones and tablets have been increasing, which means that we must be able to market to potential customers and to provide customers with access to and use of our products and services on many platforms and operating systems, as they may be changed from time to time. To the extent new releases of operating systems, including for mobile and non-PC devices, or other third-party products, platforms or devices make it more difficult for our products to perform, and our customers use alternative technologies, our business could be harmed.
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
Many of our Enterprise & Education Language and Literacy customers are colleges, universities, primary and secondary schools and school districts, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools and school districts, or other education providers or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could adversely affect our overall gross margins.
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
We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue, cash flows and net income. These variations are primarily related to increased sales of our Consumer products and services in the fourth quarter, especially during the holiday selling season as well as higher sales to governmental, educational institutions, and corporations in the second half of the calendar year. We sell to a significant number of our retailers, distributors and Enterprise & Education Language customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our Enterprise & Education Language and Literacy customers may also cause our quarterly results to fluctuate.
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
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our products and offerings, we may be a target of attacks specifically designed to impede the performance of our products and offerings and harm our reputation as a company. If our systems are harmed or fail to function properly or if third parties improperly obtain and use the personal information of our customers or employees, we may be required to expend significant resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by the breaches. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our products and services, harm to our reputation and brand, and loss of our ability to accept and process customer credit card orders. Any such access, disclosure or loss of information could result in legal claims or proceedings and regulatory penalties, disrupt our operations or result in a loss of confidence in our products and services, which could lead to a material and adverse effect on our business, reputation or financial results.
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
In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries are considering laws mandating that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and design product, service and business operations to limit personal data processing within individual countries could increase our operating costs significantly. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include additional operational and other requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance.
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
We own several U.S. trademark registrations, including registrations of the Rosetta Stone, Lexia Learning, FitBrains, and Catalyst trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the U.S. and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
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
Our business could be impacted as a result of actions by activist stockholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to proxy contests, stockholder proposals, media campaigns and other such actions instituted by activist stockholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability that may make it more difficult to attract and retain qualified personnel and business partners, and could have a materially adverse effect on the Company's stock price.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.  Exhibits

Exhibits
2.1
Purchase and Sale Agreement by and among Rosetta Stone Ltd., Rosetta Stone Japan Inc., and SOURCENEXT Corporation, dated April 25, 2017 (incorporated herein by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on April 25, 2017).

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

10.1*	Form of Annual Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass.
10.2*	Form of Long-Term Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass.
10.3*	Form of Annual Performance-Based Nonqualified Stock Option Award Agreement, dated April 4, 2016, between the Company and John Hass.
10.4*	Form of Long-Term Performance-Based Nonqualified Stock Option Award Agreement, dated April 4, 2016, between the Company and John Hass.
10.5*	Form of Performance Stock Unit Award Agreement under the 2009 Plan.
31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Date: May 9, 2017