Form 10-Q
period 2017-06-30
ROSETTA STONE INC
filed 2017-08-08
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
As of August 2, 2017, there were 22,285,515 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$26,367	$36,195
Restricted cash	41	402
Accounts receivable (net of allowance for doubtful accounts of $547 and $1,072, at June 30, 2017 and December 31, 2016, respectively)	27,980	31,788
Inventory	5,851	6,767
Deferred sales commissions	12,631	14,085
Prepaid expenses and other current assets	4,626	3,813
Total current assets	77,496	93,050
Deferred sales commissions	3,488	4,143
Property and equipment, net	26,670	24,795
Goodwill	49,197	48,251
Intangible assets, net	21,037	22,753
Other assets	1,014	1,318
Total assets	$178,902	$194,310
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$9,476	$10,684
Accrued compensation	7,444	10,777
Income tax payable	564	785
Obligations under capital lease	422	532
Other current liabilities	16,943	22,150
Deferred revenue	98,582	113,821
Total current liabilities	133,431	158,749
Deferred revenue	35,965	27,636
Deferred income taxes	6,801	6,173
Obligations under capital lease	1,975	2,027
Other long-term liabilities	789	1,384
Total liabilities	178,961	195,969
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,790 and 23,451 shares issued and 22,790 and 22,451 shares outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	192,774	190,827
Accumulated loss	(178,025)	(177,344)
Accumulated other comprehensive loss	(3,375)	(3,709)
Treasury stock, at cost, 1,000 and 1,000 shares at June 30, 2017 and December 31, 2016, respectively	(11,435)	(11,435)
Total stockholders' deficit	(59)	(1,659)
Total liabilities and stockholders' deficit	$178,902	$194,310

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription and service	$41,985	$37,757	$83,435	$75,728
Product	$3,920	$7,959	10,163	17,990
Total revenue	45,905	45,716	93,598	93,718
Cost of revenue:
Cost of subscription and service revenue	6,058	5,575	12,592	10,978
Cost of product revenue	1,533	2,389	3,140	5,034
Total cost of revenue	7,591	7,964	15,732	16,012
Gross profit	38,314	37,752	77,866	77,706
Operating expenses:
Sales and marketing	24,037	28,740	48,205	59,533
Research and development	6,348	6,748	12,762	13,319
General and administrative	8,594	10,118	16,619	20,895
Impairment	—	2,902	—	2,902
Lease abandonment and termination	—	30	—	30
Total operating expenses	38,979	48,538	77,586	96,679
Income (loss) from operations	(665)	(10,786)	280	(18,973)
Other income and (expense):
Interest income	17	10	30	23
Interest expense	(130)	(121)	(245)	(233)
Other income and (expense)	425	927	736	2,155
Total other income and (expense)	312	816	521	1,945
Income (loss) before income taxes	(353)	(9,970)	801	(17,028)
Income tax expense (benefit)	782	(992)	1,482	(543)
Net loss	$(1,135)	$(8,978)	$(681)	$(16,485)
Loss per share:
Basic	$(0.05)	$(0.41)	$(0.03)	$(0.75)
Diluted	$(0.05)	$(0.41)	$(0.03)	$(0.75)
Common shares and equivalents outstanding:
Basic weighted average shares	22,248	21,948	22,187	21,908
Diluted weighted average shares	22,248	21,948	22,187	21,908

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,135)	$(8,978)	$(681)	$(16,485)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	377	(732)	334	(1,209)
Other comprehensive gain (loss)	377	(732)	334	(1,209)
Comprehensive loss	$(758)	$(9,710)	$(347)	$(17,694)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(681)	$(16,485)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,506	1,818
Gain on foreign currency transactions	(452)	(2,343)
Bad debt (recovery) expense	(300)	280
Depreciation and amortization	6,062	6,586
Deferred income tax expense	630	508
Loss on disposal of equipment	—	36
Amortization of deferred financing fees	156	132
Loss on impairment	—	2,902
Loss from equity method investments	100	40
Gain on sale of subsidiary	(506)	—
Net change in:
Restricted cash	372	(360)
Accounts receivable	4,195	12,089
Inventory	932	(622)
Deferred sales commissions	2,127	1,981
Prepaid expenses and other current assets	(671)	(1,703)
Income tax receivable or payable	(245)	(1,190)
Other assets	192	326
Accounts payable	(1,254)	(1,630)
Accrued compensation	(3,397)	1,661
Other current liabilities	(5,652)	(5,921)
Other long-term liabilities	(485)	(163)
Deferred revenue	(7,257)	(10,367)
Net cash used in operating activities	(4,628)	(12,425)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,393)	(5,934)
Proceeds from sale of fixed assets	2	38
Proceeds from the sale of subsidiary	110	—
Net cash used in investing activities	(5,281)	(5,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	441	37
Payment of deferred financing costs	(143)	(100)
Payments under capital lease obligations	(344)	(338)
Net cash used in financing activities	(46)	(401)
Decrease in cash and cash equivalents	(9,955)	(18,722)
Effect of exchange rate changes in cash and cash equivalents	127	645
Net decrease in cash and cash equivalents	(9,828)	(18,077)
Cash and cash equivalents—beginning of period	36,195	47,782
Cash and cash equivalents—end of period	$26,367	$29,705
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$89	$100
Income taxes, net of refunds	$1,037	$153
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$690	$579
Equipment acquired under capital lease	$—	$27
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2017. The June 30, 2017 consolidated balance sheet included herein includes account balances as of December 31, 2016 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at June 30, 2017 and December 31, 2016, the Company’s results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016 have been made. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. All references to June 30, 2017 or to the three and six months ended June 30, 2017 and 2016 in the notes to the consolidated financial statements are unaudited.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of June 30, 2017. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. See Note 11 "Stock-Based Compensation" for additional disclosures.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive loss in stockholders' deficit.
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,135)	$(8,978)	$(681)	$(16,485)
Foreign currency translation gain (loss)	377	(732)	334	(1,209)
Comprehensive loss	$(758)	$(9,710)	$(347)	$(17,694)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' deficit. For the three and six months ended June 30, 2017 and 2016, the Company's comprehensive loss consisted of net loss and foreign currency translation gains and (losses).
Upon sale of an investment in a foreign entity, the amount attributable to the accumulated translation adjustment component of that foreign entity is removed as a component of other comprehensive income (loss) and reported as part of the gain or loss on the sale of the investment. During the period ended June 30, 2017, a transfer of $0.1 million was made from

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accumulated other comprehensive income (loss) and recognized as a loss within net loss related to the sale of a foreign subsidiary.
Components of accumulated other comprehensive loss as of June 30, 2017 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period on January 1, 2017	$(3,709)	$(3,709)
Other comprehensive income before reclassifications	430	430
Amounts reclassified from accumulated other comprehensive income related to the sale of a foreign subsidiary	(96)	(96)
Net current period other comprehensive income	334	334
Accumulated other comprehensive loss at June 30, 2017	$(3,375)	$(3,375)
The other comprehensive income (loss) presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive income (loss) due to the presence of a full valuation allowance for each of the three and six months ended June 30, 2017 and 2016.
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expenses for the three months ended June 30, 2017 and June 30, 2016 was $6.2 million and $8.9 million, respectively. Advertising expense for the six months ended June 30, 2017 and June 30, 2016 was $12.8 million and $18.5 million, respectively.
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
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of August 8, 2017.
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
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of August 8, 2017, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
Recently Issued Accounting Standards
During 2017, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted. The Company has adopted this guidance as of January 1, 2017. Due to the prospective application of this ASU, there was no impact to historical financial statements and no additional disclosures are required.
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
The Company expects that it will adopt the New Revenue Standard beginning in the first quarter of 2018. The New Revenue Standard provides the option between two different methods of adoption. The full retrospective method calls for the Company to present each prior reported period shown in the financial statements under the new guidance. The modified retrospective method requires the Company to calculate the cumulative effect of applying the new guidance as of the date of adoption via adjustment to retained earnings. The Company is currently considering adopting the New Revenue Standard using the modified retrospective method.
The Company is currently evaluating the impact the New Revenue Standard will have on its financial statements, disclosures, policies, processes, and system requirements. Internal resources have been assigned to assist in the evaluation and the Company will continue to make investments in systems to enable timely and accurate reporting under the New Revenue Standard. As part of its initial evaluations, the Company believes the impact of the change in the New Revenue Standard on the Enterprise & Education and Literacy segments will be minimal as the accounting outcome of the vast majority of transactions remains unchanged. Due to the elimination of software specific accounting guidance, the Company anticipates more significant changes to the accounting for the packaged perpetual software product line within the Consumer segment. While the Company continues to assess all potential impacts under the New Revenue Standard, including the areas described above, we do not know or cannot reasonably estimate quantitative information related to the impact of the New Revenue Standard on the Company's consolidated financial statements and disclosures at this time.
3. DIVESTITURE
On March 13, 2017, the Company entered into a Product and Intellectual Property Agreement, (the “PIPA”) with SOURCENEXT Corporation, (“SOURCENEXT”), a leading software distributor and developer in Japan. Under the PIPA, the Company provided a perpetual, exclusive license of certain brands and trademarks, including the primary Rosetta Stone brand, and product code for exclusive development and sale of language and education-related products in Japan. In conjunction with the PIPA, the Company received approximately $9.0 million on March 13, 2017 and another $2.0 million on June 19, 2017. If certain additional brand licensing actions are successfully completed, SOURCENEXT will pay the Company an additional $2.0 million, net of adjustments. In addition, the Company is guaranteed to receive minimum payments totaling an additional $6.0 million over the next ten years. Finally, as part of the Agreement, the Company will have the first right to license and sell any products developed by SOURCENEXT under the Rosetta Stone trademark in territories outside of Japan.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. DIVESTITURE (Continued)

On April 25, 2017, the Company and SOURCENEXT signed a Stock Purchase Agreement ("SPA") for the sale of the Company's Japanese subsidiary ("RST Japan") and certain other assets related to the language market in Japan. The Company received $0.5 million associated with the SPA closure on June 29, 2017 when 100% of the Company's capital stock of RST Japan and the other assets related to the language market in Japan were transferred to SOURCENEXT.
The SPA and the PIPA were considered related and viewed as a multiple element arrangement. Of the nearly $11.5 million that was received to date under the terms of the PIPA and SPA, approximately $11.4 million was allocated to deferred revenue to be recognized over an estimated 20-year period. As this customer relationship progresses, the Company may prospectively reassess the 20-year recognition period as needed. Approximately $0.1 million was allocated to RST Japan and the other assets related to the language market in Japan to be included in the gain/loss calculation. At the time of closing, RST Japan was in a net liability position. The sale under the terms of the SPA resulted in a pre-tax gain of $0.4 million, reported in “Other income and (expense)” on the consolidated statement of operations. This gain was comprised of a gain of $0.5 million related to the sale of RST Japan and the other assets related to the language market in Japan, partially offset by a $0.1 million loss on the transfer of the foreign subsidiary's cumulative translation adjustment on the date of sale.
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
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(1,135)	$(8,978)	$(681)	$(16,485)
Denominator:
Basic shares:
Weighted average number of common shares - basic	22,248	21,948	22,187	21,908
Diluted shares:
Weighted average number of common shares - diluted	22,248	21,948	22,187	21,908
Loss per common share:
Basic	$(0.05)	$(0.41)	$(0.03)	$(0.75)
Diluted	$(0.05)	$(0.41)	$(0.03)	$(0.75)
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	301	17	207	22
Restricted stock units	154	169	192	165
Restricted stocks	262	70	216	83
Total common stock equivalent shares	717	256	615	270
Share-based awards to purchase approximately 0.5 million and 2.2 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2017 and 2016, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 0.7 million and 2.0 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the six months ended June 30, 2017 and 2016, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.
5. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$3,591	$4,384
Finished goods	2,260	2,383
Total inventory	$5,851	$6,767
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments for the six months ended June 30, 2017 (in thousands):

	Literacy Segment	Enterprise & Education Language Segment	Consumer Segment	Total
Balance as of January 1, 2017
Gross Goodwill	$9,962	$38,289	$27,514	$75,765
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2017	$9,962	$38,289	$—	$48,251

Effect of change in foreign currency rate	—	946	—	946

Balance as of June 30, 2017
Gross Goodwill	$9,962	$39,235	$27,514	$76,711
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of June 30, 2017	$9,962	$39,235	$—	$49,197
In connection with the annual goodwill impairment test performed as of June 30, 2017, the Company performed a qualitative goodwill impairment test for its reporting units with remaining goodwill. As of June 30, 2017, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in 2017 in connection with the annual goodwill impairment test.
In connection with the annual goodwill impairment test performed as of June 30, 2016, the Consumer Fit Brains reporting unit was evaluated, which resulted in $1.7 million impairment loss for the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge was recorded in the "Impairment" line on the statement of operations.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trademark / tradename *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,431	$15,092	$26,149	$312	$53,984
Accumulated Amortization	(1,481)	(9,859)	(18,485)	(251)	(30,076)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of January 1, 2017	$10,924	$4,232	$7,536	$61	$22,753

Gross Carrying Amount	12,474	15,415	26,444	312	54,645
Accumulated Amortization	(1,624)	(11,058)	(19,506)	(265)	(32,453)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of June 30, 2017	$10,824	$3,356	$6,810	$47	$21,037
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of June 30, 2017, the carrying value of the tradename asset was $10.6 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$117	$103	$234	$201
Cost of product revenue	30	44	59	92
Total included in cost of revenue	147	147	293	293
Included in operating expenses:
Sales and marketing	460	542	915	1,257
Research and development	343	452	682	894
General and administrative	—	—	—	—
Total included in operating expenses	803	994	1,597	2,151
Total	$950	$1,141	$1,890	$2,444
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2017 and years thereafter (in thousands):

As of June 30, 2017
2017 - remaining	$1,928
2018	3,260
2019	1,532
2020	1,282
2021	940
Thereafter	1,488
Total	$10,430
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework.
As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of June 30, 2017 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.
During the second quarter of 2016, the Company recorded an impairment loss of $1.2 million associated with the impairment of the remaining carrying value of the Consumer Fit Brains long-lived intangible assets as of June 30, 2016. The impairment charge is recorded in the "Impairment" line on the statement of operations.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	June 30, 2017	December 31, 2016
Accrued marketing expenses	$5,256	$8,460
Accrued professional and consulting fees	1,000	2,050
Sales return reserve	1,495	1,338
Sales, withholding and property taxes payable	3,436	3,772
Other	5,756	6,530
Total other current liabilities	$16,943	$22,150
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of June 30, 2017, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of June 30, 2017, there were no borrowings outstanding and the Company was eligible to borrow $20.4 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $16.4 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

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
During the six months ended June 30, 2017, the Company acquired no equipment or software through the issuance of capital leases. During the six months ended June 30, 2016, the Company acquired $27,000 of equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of June 30, 2017
2017-remaining	$263
2018	521
2019	518
2020	514
2021	511
Thereafter	382
Total minimum lease payments	$2,709
Less amount representing interest	312
Present value of net minimum lease payments	$2,397
Less current portion	422
Obligations under capital lease, long-term	$1,975
10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2017 is based on the estimated annual effective tax rate for fiscal year 2017. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of June 30, 2017, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended June 30, 2017 results in a cumulative U.S. pre-tax loss;

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of June 30, 2017, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, Brazil, and Canada where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of June 30, 2017, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of June 30, 2017, and December 31, 2016, the Company’s U.S. deferred tax liability was $6.8 million and $6.1 million, respectively, related to its goodwill and indefinite lived intangibles. As of June 30, 2017 the Company had foreign net deferred tax liabilities of $45,000 compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2016. As of June 30, 2017, and December 31, 2016, the Company had no unrecognized tax benefits.
For the six months ended June 30, 2017 the Company recorded an income tax expense of $1.5 million for deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets and current tax expense related to our operations in U.K., Germany, and China.
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
On May 26, 2011 the Board of Directors authorized and the Company's stockholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Company's stockholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's stockholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's stockholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's stockholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. On May 24, 2017, the Board of Directors authorized and the Company's stockholders approved the allocation of 1,900,000 additional shares of common stock to the 2009 Plan. At June 30, 2017, there were 2,165,448 shares available for future grant under the 2009 Plan.
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

For the six months ended June 30, 2017, there were 48,830 stock options granted. For the six months ended June 30, 2016, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

	Six Months Ended June 30,
	2017	2016
Expected stock price volatility	44.6%	46.1% - 47.0%
Expected term of options	6 years	5.5 - 6.5 years
Expected dividend yield	—	—
Risk-free interest rate	1.92%	1.24% - 1.50%

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

For the six months ended June 30, 2017 and 2016, the fair value of market-based stock options and market-based restricted stock awards granted was calculated using the following assumptions in the Monte-Carlo simulation model:

Six Months Ended June 30,
	2017	2016
Expected stock price volatility	none	44.9%-49.1%
Expected term of options	none	1.7 years-7 years
Expected dividend yield	none	—
Risk-free interest rate	none	.71%-1.53%
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
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$4	$15	$(11)	$(2)
Cost of product revenue	(3)	6	24	7
Total included in cost of revenue	1	21	13	5
Included in operating expenses:
Sales and marketing	245	240	17	319
Research and development	181	289	30	170
General and administrative	932	847	1,446	1,324
Total included in operating expenses	1,358	1,376	1,493	1,813
Total	$1,359	$1,397	$1,506	$1,818

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2017 to June 30, 2017:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2017	1,793,930	$9.81	7.58	$1,154,498
Service-based options granted	48,830	11.42
Service-based options exercised	(55,875)	7.94
Service-based options canceled	(53,496)	9.54
Service-based Options Outstanding, June 30, 2017	1,733,389	9.93	7.14	3,132,268
Vested and expected to vest June 30, 2017	1,676,078	9.99	7.10	2,976,064
Exercisable at June 30, 2017	1,285,695	$10.26	6.74	$2,177,981
As of June 30, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $1.4 million and is expected to be recognized over a weighted average period of 1.98 years.
Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four-year period based upon required service conditions and do not have performance or market conditions.
Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2017 to June 30, 2017:

	Service Based Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Service-based Awards, January 1, 2017	374,380	$8.94	$3,348,080
Service-based awards granted	278,906	7.85
Service-based awards vested	(106,451)	9.65
Service-based awards canceled	(28,079)	8.02
Non-vested Service-Based Awards, June 30, 2017	518,756	$8.26	$4,285,755
As of June 30, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $3.1 million and is expected to be recognized over a weighted average period of 2.50 years.
Service-based restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2017 to June 30, 2017:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2017	188,057	$9.93	$1,675,588
Units granted	40,718	11.42	465,000
Units released	—	—
Units cancelled	—	—
Units Outstanding, June 30, 2017	228,775	10.20	2,466,195
Vested and expected to vest at June 30, 2017	119,525	11.42	1,288,478
Vested and deferred at June 30, 2017	82,157	$12.44	$885,652
For the six months ended June 30, 2017, there were 40,718 restricted stock units granted. Restricted stock units are granted to members of the Board of Directors as part of their compensation packages. Restricted stock units convert to common stock following the separation of service with the Company. Restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
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
The following table summarizes the Company's PSU activity from January 1, 2017 to June 30, 2017:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2017	—	$—	$—
PSUs granted	450,370	9.43
PSUs vested	—	—
PSUs canceled	(16,241)	9.43
Non-vested PSUs, June 30, 2017	434,129	$9.43	$4,679,911
As of June 30, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the PSUs not yet recognized in the consolidated statement of operations was $2.5 million and is expected to be recognized over a weighted average period of 2.00 years.
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
PRSAs and PSOs were eligible to vest based on the achievement of certain operating performance targets during the 2016 calendar year, related to defined measures of revenue, bookings, adjusted free cash flow, and adjusted EBITDA, certified by the Compensation Committee in the first quarter of 2017. The PRSAs and PSOs are subject to additional service requirements where the eligible PRSAs and PSOs will vest 50%, 25%, and 25% on April 4, 2017, 2018 and 2019, respectively. Awards also vest if a majority change in control of the Company occurs during the performance or vesting period.
On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible under this plan, subject to the aforementioned service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. As of June 30, 2017, 32,359 PRSAs vested and 72,248 PSOs were vested. Future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.85 years.
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
As of June 30, 2017, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.4 million and is expected to be recognized over a weighted average period of 2.14 years.
12. STOCKHOLDERS' DEFICIT
At June 30, 2017, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2017, the Company had shares of common stock issued of 23,790,345 and shares of common stock outstanding of 22,790,345.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, or the six months ended June 30, 2017. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

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
The following table summarizes activity with respect to the restructuring charges for the 2016 Restructuring Plan during the six months ended June 30, 2017 (in thousands):

	Balance at January 1, 2017	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at June 30, 2017
Severance costs	$500	$(12)	$(281)	$—	$207
Contract termination costs	22	—	(18)	—	4
Other costs	70	(7)	(34)	—	29
Total	$592	$(19)	$(333)	$—	$240
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
Other Employee Severance Actions
In the first quarter of 2017, the Company initiated actions to reduce headcount in its U.S. consumer product operations and its China locations. Primarily comprised of severance costs associated with these actions, the Company recorded expense of $0.8 million in the first quarter of 2017. The Company recorded an additional $0.2 million in the second quarter of 2017 related to the reduction of headcount in the Fit Brains business and other terminations in consumer product operations. Of these amounts, $0.7 million has been paid and the remaining $0.3 million is expected to be paid before the end of 2017.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

Restructuring Cost
The following table summarizes the major types of costs associated with the restructuring actions for the three and six months ended June 30, 2017 and 2016, and total costs incurred through June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Incurred through
	2017	2016	2017	2016	June 30, 2017
Severance costs	$178	$2,233	$932	$4,486	$12,610
Contract termination costs	36	94	36	94	1,335
Other costs	(9)	185	17	441	1,024
Total	$205	$2,512	$985	$5,021	$14,969
As of June 30, 2017, the entire restructuring liability of $0.5 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents total restructuring costs associated with the restructuring actions included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$40	$477	$205	$572
Sales and marketing	4	734	335	2,219
Research and development	127	579	345	928
General and administrative	34	722	100	1,302
Total	$205	$2,512	$985	$5,021
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. LEASE ABANDONMENT AND TERMINATION (Continued)

A summary of the Company’s lease abandonment activity for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	As of June 30,
	2017	2016
Accrued lease abandonment costs, beginning of period	$2,123	$1,281
Costs incurred and charged to expense	—	30
Principal reductions	(505)	(217)
Accrued lease abandonment costs, end of period	$1,618	$1,094
Accrued lease abandonment costs liability:
Short-term	$1,067	$434
Long-term	551	660
Total	$1,618	$1,094
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options.
The following table summarizes future minimum operating lease payments for the remaining six months of 2017 and the years thereafter (in thousands):

As of June 30, 2017
Periods Ending December 31,
2017-remaining	$2,200
2018	4,456
2019	1,742
2020	1,004
2021	590
Thereafter	—
Total	$9,992
Total expenses under operating leases are $0.6 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively.  Total expenses under operating leases are $1.3 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.
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

16. SEGMENT INFORMATION
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
Beginning on January 1, 2017, the Company modified its definition and presentation of segment contribution. E&E Language segment and Consumer segment are now characterized as "Language" since both of these segments primarily address the language-learning market and share many of the same costs. These shared language costs are included in the "Shared Services" column of the tables presented below. General and administrative expenses directly incurred by the Language segments consist only of bad debt expense, net of recoveries. Additionally, research and developments expenses are now included in segment contribution. Further, the depreciation, amortization, stock compensation, restructuring and other related expenses which are included in cost of revenue, sales and marketing, research and development, and general and administrative are presented in total as unallocated costs. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended June 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$10,370	$17,260	$18,275	$—	$35,535	$45,905

Cost of revenue	1,329	1,855	3,001	(3)	4,853	6,182
Sales and marketing	5,626	8,020	9,132	414	17,566	23,192
Research and development	1,431	—	—	4,261	4,261	5,692
General and administrative	393	28	82	—	110	503
Segment contribution	$1,591	$7,357	$6,060	$(4,672)	$8,745	$10,336
Segment contribution margin %	15.3%	42.6%	33.2%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,409
Sales and marketing						845
Research and development						656
General and administrative						1,656
Subtotal						4,566

Corporate unallocated expenses, net:
Unallocated general and administrative						6,435
Unallocated lease abandonment expense						—
Unallocated impairment						—
Unallocated non-operating income						(312)
Subtotal						6,123

Loss before income taxes						$(353)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended June 30, 2016 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$7,950	$17,490	$20,276	$—	$37,766	$45,716

Cost of revenue	865	2,222	3,363	(5)	5,580	$6,445
Sales and marketing	5,432	8,343	12,916	422	21,681	$27,113
Research and development	799	—	—	4,565	4,565	$5,364
General and administrative	415	22	63	—	85	$500
Segment contribution	$439	$6,903	$3,934	$(4,982)	$5,855	$6,294
Segment contribution margin %	5.5%	39.5%	19.4%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,519
Sales and marketing						1,627
Research and development						1,384
General and administrative						3,380
Subtotal						7,910

Corporate unallocated expenses, net:
Unallocated general and administrative						6,238
Unallocated lease abandonment expense						30
Unallocated impairment						2,902
Unallocated non-operating income						(816)
Subtotal						8,354

Loss before income taxes						$(9,970)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the six months ended June 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$20,540	$33,760	$39,298	$—	$73,058	$93,598

Cost of revenue	3,157	3,699	5,912	(6)	9,605	12,762
Sales and marketing	11,140	15,655	18,957	906	35,518	46,658
Research and development	2,935	—	—	8,762	8,762	11,697
General and administrative	756	(70)	12	—	(58)	698
Segment contribution	$2,552	$14,476	$14,417	$(9,662)	$19,231	$21,783
Segment contribution margin %	12.4%	42.9%	36.7%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						2,970
Sales and marketing						1,547
Research and development						1,065
General and administrative						3,192
Subtotal						8,774

Corporate unallocated expenses, net:
Unallocated general and administrative						12,729
Unallocated lease abandonment expense						—
Unallocated impairment						—
Unallocated non-operating income						(521)
Subtotal						12,208

Income before income taxes						$801

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the six months ended June 30, 2016 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$15,527	$35,821	$42,370	$—	$78,191	$93,718

Cost of revenue	1,728	4,721	7,028	(9)	11,740	$13,468
Sales and marketing	10,655	17,676	26,314	974	44,964	$55,619
Research and development	1,783	—	—	9,474	9,474	$11,257
General and administrative	865	224	54	—	278	$1,143
Segment contribution	$496	$13,200	$8,974	$(10,439)	$11,735	$12,231
Segment contribution margin %	3.2%	36.8%	21.2%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						2,544
Sales and marketing						3,914
Research and development						2,062
General and administrative						6,012
Subtotal						14,532

Corporate unallocated expenses, net:
Unallocated general and administrative						13,740
Unallocated lease abandonment expense						30
Unallocated impairment						2,902
Unallocated non-operating income						(1,945)
Subtotal						14,727

Loss before income taxes						$(17,028)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$39,384	$37,626	$80,625	$77,421
International	6,521	8,090	12,973	16,297
Total	$45,905	$45,716	$93,598	$93,718

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes long-lived assets by geographic area classified as held and used as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
United States	$23,561	$21,652
International	3,109	3,143
Total	$26,670	$24,795
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Language learning	$34,790	$36,612	$71,420	$75,839
Literacy	10,370	7,950	20,540	15,527
Brain fitness	745	1,154	1,638	2,352
Total	$45,905	$45,716	$93,598	$93,718

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
As of June 30, 2017, we currently have three operating segments, Literacy, Enterprise & Education Language, and Consumer. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.
Literacy segment contribution increased to $1.6 million with segment contribution margin of 15% for the three months ended June 30, 2017, as compared to a segment contribution of $0.4 million and segment contribution margin of 6% for the three months ended June 30, 2016. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by an increase in sales and marketing expense and cost of sales due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Enterprise & Education Language segment contribution increased to $7.4 million with segment contribution margin of 43% for the three months ended June 30, 2017, as compared to segment contribution of $6.9 million and segment contribution margin of 39% for the three months ended June 30, 2016. The dollar and margin increases were primarily due to lower sales and marketing expenses due to actions taken in 2016 related to reduced headcount and other cost saving measures, partially offset by lower segment revenue in part due to the unprofitable geographies exited in 2016. We expect E&E Language segment contribution margins to stabilize in the second half of 2017 as we lap the impact of the restructuring actions taken in 2016. Consumer segment contribution increased to $6.1 million with a segment contribution margin of 33% for the three months ended June 30, 2017, from $3.9 million with a segment contribution margin of 19% for the three months ended June 30, 2016. The Consumer segment contribution dollar and margin increased primarily due to the absence of the $3.6 million revenue reduction in the second quarter of 2016 associated with the change of our suggested retail value.

Literacy segment contribution increased to $2.6 million with segment contribution margin of 12% for the six months ended June 30, 2017, as compared to a segment contribution of $0.5 million and segment contribution margin of 3% for the six months ended June 30, 2016. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by an increase in sales and marketing expense and cost of sales due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Enterprise & Education Language segment contribution increased to $14.5 million with segment contribution margin of 43% for the six months ended June 30, 2017, as compared to segment contribution of $13.2 million and segment contribution margin of 37% for the six months ended June 30, 2016. The dollar and margin increases were primarily due to lower sales and marketing expenses due to actions taken in 2016 related to reduced headcount and other cost saving measures, partially offset by lower segment revenue in part due to the unprofitable geographies exited in 2016. Consumer segment contribution increased to $14.4 million with a segment contribution margin of 37% for the six months ended June 30, 2017, from $9.0 million with a segment contribution margin of 21% for the six months ended June 30, 2016. The Consumer segment contribution dollar and margin increased primarily due to the absence of the $3.6 million revenue reduction in the second quarter of 2016 associated with the change of our suggested retail value.
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
For the three months ended June 30, 2017, we incurred an income tax expense of $0.8 million with $0.4 million loss before taxes, resulting in a worldwide effective tax rate of (221.5)%. For the six months ended June 30, 2017, we incurred an income tax expense of $1.5 million after incurring income before taxes of $0.8 million, resulting in worldwide effective tax rate of 185.0%. The tax expense related to current year income from operations in Germany, China, and the U.K., as well as the tax impact of amortization of indefinite lived intangibles, and foreign withholding taxes.
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
Goodwill
We test goodwill for impairment annually on June 30 of each year at the reporting unit level in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other ("ASC 350") or more frequently, if impairment indicators arise. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The factors that we consider important, and which could trigger a quantitative test, include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount.

For our annual goodwill test performed at June 30, we began our annual test with the qualitative test. As of June 30, 2017, we concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in connection with the annual impairment test. For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part II, Item 1A of this Report. Accordingly, we cannot provide assurance that the assumptions, estimates and values used in our assessment will be realized and actual results could vary materially.

Results of Operations
Comparison of the three months ended June 30, 2017 and the three months ended June 30, 2016
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$41,985	$37,757	$4,228	11.2%
Product	3,920	7,959	(4,039)	(50.7)%
Total revenue	45,905	45,716	189	0.4%
Cost of revenue:
Cost of subscription and service revenue	6,058	5,575	483	8.7%
Cost of product revenue	1,533	2,389	(856)	(35.8)%
Total cost of revenue	7,591	7,964	(373)	(4.7)%
Gross profit	38,314	37,752	562	1.5%
Operating expenses:
Sales and marketing	24,037	28,740	(4,703)	(16.4)%
Research and development	6,348	6,748	(400)	(5.9)%
General and administrative	8,594	10,118	(1,524)	(15.1)%
Impairment	—	2,902	(2,902)	(100.0)%
Lease abandonment and termination	—	30	(30)	(100.0)%
Total operating expenses	38,979	48,538	(9,559)	(19.7)%
Loss from operations	(665)	(10,786)	10,121	(93.8)%
Other income and (expense):
Interest income	17	10	7	70.0%
Interest expense	(130)	(121)	(9)	7.4%
Other income and (expense)	425	927	(502)	(54.2)%
Total other income and (expense)	312	816	(504)	(61.8)%
Loss before income taxes	(353)	(9,970)	9,617	(96.5)%
Income tax expense (benefit)	782	(992)	1,774	(178.8)%
Net loss	$(1,135)	$(8,978)	$7,843	(87.4)%
Total revenue increased slightly by $0.2 million to $45.9 million for the three months ended June 30, 2017 from $45.7 million for the three months ended June 30, 2016. The slight increase in revenue was due to an increase in Literacy revenue of $2.4 million, partially offset by a decrease in Consumer revenue of $2.0 million and a decrease in Enterprise & Education Language revenue of $0.2 million.
The operating loss for the three months ended June 30, 2017, totaled $0.7 million, compared to an operating loss of $10.8 million for the three months ended June 30, 2016. Operating expenses decreased $9.6 million, primarily comprised of decreases of $4.7 million in sales and marketing expenses, $1.5 million in general and administrative expenses, and the absence of $2.9 million in impairment charges related to our FitBrains business. The decrease in sales and marketing expenses and general and administrative expenses reflects the continued savings as a result of the 2016 Restructuring Plan and other ongoing expense reduction actions, and drove the $7.8 million improvement to net loss.

The following table sets forth revenue for our three operating segments for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,				2017 Versus 2016
	2017		2016		Change	% Change
Literacy	10,370	22.6%	7,950	17.4%	2,420	30.4%
Enterprise & Education Language	17,260	37.6%	17,490	38.2%	(230)	(1.3)%
Consumer	18,275	39.8%	20,276	44.4%	(2,001)	(9.9)%
Total Revenue	$45,905	100.0%	$45,716	100.0%	$189	0.4%
Literacy Segment
Literacy revenue increased $2.4 million, or 30%, from the three months ended June 30, 2016, to $10.4 million for the three months ended June 30, 2017, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $10.9 million in the second quarter of 2017 compared to $9.2 million in the second quarter of 2016, and the Literacy pro-forma growth would have been 19% year-over-year. The organic growth in Literacy revenue was primarily due to a larger and more mature direct sales force as compared to the second quarter of 2016 which drove stronger renewal rates and an increase in new business. We will continue to experience the purchase accounting impacts for the Literacy segment through 2017 due to the typical subscription length. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower growth rates than what we expect to experience during 2017. We anticipate additional investments in the Literacy business to grow this segment.
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $0.2 million, or 1%, from the three months ended June 30, 2016, to the three months ended June 30, 2017. Revenue declined due to the execution of our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners. Our goal is to offset this decline with growth in our retained channels. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Segment
Consumer revenue decreased $2.0 million, or 10%, from the three months ended June 30, 2016, to the three months ended June 30, 2017. This decrease was primarily due to a decline in direct-to-consumer sales channel revenue of $3.6 million, offset by an increase in the global retail sales channel revenue of $2.0 million. The decline in the direct-to-consumer sale channel reflects an increased mix of shorter-duration subscriptions, which the Company had recently begun testing. The second quarter 2016 global retail sales channel revenue was lower due to the one-time price protection reduction in the suggested retail value in the U.S. of $3.6 million that occurred in the second quarter of 2016 that did not recur in the second quarter of 2017. Additionally, there was an adverse revenue impact of $0.7 million due to the planned return of inventory related to the change from a terms to consignment relationship with one of our larger retail partners. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result which has resulted in a decline in scale which we expect to continue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
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

The following table sets forth revenue for subscription and service and product for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,				2017 Versus 2016
	2017		2016		Change	% Change
Subscription and service	$41,985	91.5%	$37,757	82.6%	$4,228	11.2%
Product	3,920	8.5%	7,959	17.4%	(4,039)	(50.7)%
Total revenue	$45,905	100.0%	$45,716	100.0%	$189	0.4%
Subscription and Service Revenue
Subscription and service revenue increased $4.2 million, or 11%, to $42.0 million for the three months ended June 30, 2017, from $37.8 million for the three months ended June 30, 2016. The increase in subscription and service revenue was primarily due to increases of $2.4 million and $2.4 million in Lexia and direct-to-consumer, sales channels, respectively. As earlier noted, the 30% increase in Literacy revenue is due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. In the Consumer segment, we have begun shifting sales from our box-based and perpetual download products to subscription products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future. We are testing shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new customer demographics. If, over time, more of our Consumer products are sold through shorter-term subscriptions it would have the effect of spreading the receipt of cash from those sales over the initial sale period and any subsequent renewals. Our goal is to be almost entirely subscription-based by the end of 2017.
Product Revenue
Product revenue decreased $4.0 million, or 51%, to $3.9 million during the three months ended June 30, 2017, from $8.0 million during the three months ended June 30, 2016. The primary driver of the decrease in product revenue was a decline of $6.1 million in the direct-to-consumer sales channel, partially offset by an increase in the global consumer retail sales channel of $2.2 million. The second quarter 2016 global consumer retail sales channel revenue was lower due to the one-time price protection reduction in the suggested retail value in the U.S. of $3.6 million that occurred in the second quarter of 2016 that did not recur in the second quarter of 2017. Product revenue also decreased due to the ongoing transition of our sales model towards subscription sales rather than perpetual license and box product sales, with an objective to be nearly all subscription-based by the end of 2017.
Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$41,985	$37,757	$4,228	11.2%
Product	3,920	7,959	(4,039)	(50.7)%
Total revenue	45,905	45,716	189	0.4%
Cost of revenue:
Cost of subscription and service revenue	6,058	5,575	483	8.7%
Cost of product revenue	1,533	2,389	(856)	(35.8)%
Total cost of revenue	7,591	7,964	(373)	(4.7)%
Gross profit	$38,314	$37,752	$562	1.5%
Gross margin percentages	83.5%	82.6%	0.9%
Total cost of revenue slightly decreased $0.4 million for the three months ended June 30, 2017, from $8.0 million for the three months ended June 30, 2016.

Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended June 30, 2017, was $6.1 million, an increase of $0.5 million, or 9%, from the three months ended June 30, 2016. As a percentage of subscription and service revenue, cost of subscription and service revenue decreased to 14% for the three months ended June 30, 2017, compared to 15% in the same prior year period. The dollar increase was primarily due to increases in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the three months ended June 30, 2017, was $1.5 million, a decrease of $0.9 million, or 36%, from the three months ended June 30, 2016. As a percentage of product revenue, cost of product revenue increased to 39% for the three months ended June 30, 2017, compared to 30% the three months ended June 30, 2016. The dollar decrease in cost of product revenue was primarily due to the shift away from hard product sales to online subscription sales.
Gross Profit
Gross profit increased $0.6 million to $38.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Gross profit percentage remained flat at 83% for the three months ended June 30, 2017, and for the three months ended June 30, 2016.
Operating Expenses

	Three Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$24,037	$28,740	$(4,703)	(16.4)%
Research and development	6,348	6,748	(400)	(5.9)%
General and administrative	8,594	10,118	(1,524)	(15.1)%
Impairment	—	2,902	(2,902)	(100.0)%
Lease abandonment and termination	—	30	(30)	(100.0)%
Total operating expenses	$38,979	$48,538	$(9,559)	(19.7)%
Included within our operating expenses are restructuring charges related to restructuring actions which relate to employee severance and related benefits costs incurred in connection with headcount reductions, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs. See Note 13 "Restructuring" of Part I – Item 1, Financial Statements – for more detailed information about the restructuring actions. The following table presents restructuring costs included in the related line items of our results from operations:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Cost of revenue	$40	$477
Sales and marketing	4	734
Research and development	127	579
General and administrative	34	722
Total	$205	$2,512
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2017, were $24.0 million, a decrease of $4.7 million, or 16%, from the three months ended June 30, 2016. As a percentage of total revenue, sales and marketing expenses decreased to 52% from 63% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in sales and marketing expense was primarily due to a $2.9 million decrease in media spend in the general consumer market, a $1.1 million decrease in payroll and benefits due to a reduction in severance and salary expense due to the heavier restructuring accruals and headcount reductions in 2016, and a $0.2 million decrease in rent expense driven by the corporate headquarters office relocation. We intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $6.4 million for the three months ended June 30, 2017, a decrease of $0.4 million or 6% compared to $6.8 million for the three months ended June 30, 2016. As a percentage of total revenue, research and development expenses decreased to 14% from 15% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The slight reduction in research and development expenses was due in part to the increased capitalization of product labor expenses. In the near term we will focus our product investment on Lexia and key Enterprise & Education Language initiatives.
General and Administrative Expenses
General and administrative expenses decreased $1.5 million to $8.6 million for the three months ended June 30, 2017, compared to $10.1 million for the three months ended June 30, 2016. As a percentage of revenue, general and administrative expenses decreased to 19% for the three months ended June 30, 2017, from 22% for the three months ended June 30, 2016. The primary factors driving the decrease in general and administrative expenses were a reduction in professional service fees, reduction in amortization expense, and a reduction in payroll and benefits expense. Professional services fees declined $0.8 million due to the absence of external strategic advisor costs compared to 2016 and also due to lower IT consulting fees and lower legal fees. Amortization expense decreased $0.4 million due to the completed amortization of multiple projects in 2016. Payroll and benefits expense decreased $0.2 million due to the reduced severance expense. We expect our general and administrative expenses to increase slightly in the near term.
Impairment
There were no impairment expenses for the three months ended June 30, 2017. The $2.9 million impairment in the three months ended June 30, 2016 was due to the 2016 second quarter impairment of the Fit Brains goodwill of $1.7 million, the second quarter impairment of Fit Brains intangible assets of $1.2 million.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the three months ended June 30, 2017 as compared to $30,000 for the three months ended June 30, 2016.
Interest and Other Income (Expense)

	Three Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Interest income	$17	$10	$7	70.0%
Interest expense	(130)	(121)	(9)	7.4%
Other income and (expense)	425	927	(502)	(54.2)%
Total other income and (expense)	$312	$816	$(504)	(61.8)%
Interest income for the three months ended June 30, 2017 was $17,000, up slightly from $10,000 for the three months ended June 30, 2016. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended June 30, 2017 and June 30, 2016, was flat at $0.1 million, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended June 30, 2017, was income of $0.4 million, an unfavorable change of $0.5 million, from income of $0.9 million for the three months ended June 30, 2016. The change is primarily attributable to unfavorable foreign exchange fluctuations partially offset by a $0.4 million gain on the sale of our Japan entity.

Income Tax Expense

	Three Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$782	$(992)	$1,774	(178.8)%
Our income tax expense for the three months ended June 30, 2017, was $0.8 million, compared to a tax benefit of $1.0 million for the three months ended June 30, 2016. The increase to tax expense was primarily due to the tax benefits associated with the FitBrains intangible asset impairment in the second quarter of 2016, in addition to the increased pretax income in foreign jurisdictions in the current quarter.

Comparison of the six months ended June 30, 2017 and the six months ended June 30, 2016
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$83,435	$75,728	$7,707	10.2%
Product	10,163	17,990	(7,827)	(43.5)%
Total revenue	93,598	93,718	(120)	(0.1)%
Cost of revenue:
Cost of subscription and service revenue	12,592	10,978	1,614	14.7%
Cost of product revenue	3,140	5,034	(1,894)	(37.6)%
Total cost of revenue	15,732	16,012	(280)	(1.7)%
Gross profit	77,866	77,706	160	0.2%
Operating expenses:
Sales and marketing	48,205	59,533	(11,328)	(19.0)%
Research and development	12,762	13,319	(557)	(4.2)%
General and administrative	16,619	20,895	(4,276)	(20.5)%
Impairment	—	2,902	(2,902)	(100.0)%
Lease abandonment and termination	—	30	(30)	(100.0)%
Total operating expenses	77,586	96,679	(19,093)	(19.7)%
Income (loss) from operations	280	(18,973)	19,253	(101.5)%
Other income and (expense):
Interest income	30	23	7	30.4%
Interest expense	(245)	(233)	(12)	5.2%
Other income and (expense)	736	2,155	(1,419)	(65.8)%
Total other income and (expense)	521	1,945	(1,424)	(73.2)%
Income (loss) before income taxes	801	(17,028)	17,829	(104.7)%
Income tax expense (benefit)	1,482	(543)	2,025	(372.9)%
Net loss	$(681)	$(16,485)	$15,804	(95.9)%
Total revenue slightly declined to $93.6 million for the six months ended June 30, 2017 compared to $93.7 million for the six months ended June 30, 2016. Within the change in total revenue, Consumer revenue decreased $3.1 million and Enterprise & Education Language revenue decreased $2.1 million, almost entirely offset by an increase in Literacy revenue of $5.0 million,
Operating income for the six months ended June 30, 2017 totaled $0.3 million, compared to an operating loss of $19.0 million for the six months ended June 30, 2016. Operating expenses decreased $19.1 million, which was comprised of decreases of $11.3 million in sales and marketing expenses, $4.3 million in general and administrative expenses, $2.9 million in impairment charges, and $0.6 million in research and development expenses. The decrease in sales and marketing, research and development, and general and administrative operating expenses reflects the continued cost savings initiatives.

The following table sets forth revenue for our three operating segments for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,				2017 Versus 2016
	2017		2016		Change	% Change
Literacy	$20,540	21.9%	$15,527	16.6%	$5,013	32.3%
Enterprise & Education Language	33,760	36.1%	35,821	38.2%	(2,061)	(5.8)%
Consumer	39,298	42.0%	42,370	45.2%	(3,072)	(7.3)%
Total Revenue	$93,598	100.0%	$93,718	100.0%	$(120)	(0.1)%
Literacy Segment
Literacy revenue increased $5.0 million, or 32%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $21.7 million for the six month period ending June 30, 2017 compared to $18.1 million in the six month period ending June 30, 2016, and the Literacy pro-forma growth would have been 20% year-over-year. We will continue to experience the purchase accounting impacts for the Literacy segment through 2017 due to the typical subscription length. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower growth rates than what we expect to experience during 2017. We anticipate additional investments in the Literacy business to grow this segment.
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $2.1 million, or 6%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. The decrease in Enterprise & Education Language revenue reflects a decrease of $1.6 million in the corporate channel and $0.6 million in our education sales channels. We expect revenue associated with the Enterprise & Education Language segment will slightly decline in the near term, due to the execution of our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners. Our goal is to offset this decline with growth in our retained channels. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Segment
Consumer revenue decreased $3.1 million, or 7%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. This decrease was largely due to a reduction in revenue from our direct-to-consumer sales channel of $6.4 million which was partially offset by an increase in our global retail sales channel of $3.9 million. The decline in the direct-to-consumer sale channel reflects an increased mix of shorter-duration subscriptions, which the Company had recently begun testing. The year-to-date 2016 global retail sales channel revenue was lower due to the one-time price protection reduction in the suggested retail value in the U.S. of $3.6 million that did not recur in year-to-date 2017. Additionally, there was an adverse revenue impact of $0.7 million due to the planned return of inventory related to the change from a terms to consignment relationship with one of our larger retail partners. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result which has resulted in a decline in scale which we expect to continue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and services and product for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,				2017 Versus 2016
	2017		2016		Change	% Change
Subscription and service	$83,435	89.1%	$75,728	80.8%	$7,707	10.2%
Product	10,163	10.9%	17,990	19.2%	(7,827)	(43.5)%
Total revenue	$93,598	100.0%	$93,718	100.0%	$(120)	(0.1)%
Subscription and Service Revenue
Subscription and service revenue was $83.4 million for the six months ended June 30, 2017, an increase of $7.7 million from $75.7 million for the six months ended June 30, 2016. As noted above, Literacy segment revenue increased by $5.0 million due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. Consumer subscription and service revenue increased in the direct-to-consumer sales channel. Within the Enterprise & Education Language segment, the corporate sales channel decreased by $1.5 million. As earlier noted, the 32% increase in Literacy revenue is due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. In the Consumer segment, we have begun shifting sales from our box-based and perpetual download products to subscription products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future. We are testing shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new customer demographics. If, over time, more of our Consumer products are sold through shorter-term subscriptions it would have the effect of spreading the receipt of cash from those sales over the initial sale period and any subsequent renewals. Our goal is to be almost entirely subscription-based by the end of 2017.
Product Revenue
Product revenue decreased $7.8 million, or 44%, to $10.2 million during the six months ended June 30, 2017 from $18.0 million during the six months ended June 30, 2016. Product revenue decreased $10.7 million in the direct-to-consumer sales channel and increased $3.3 million in the global consumer retail sales channel. The year-to-date 2016 global consumer retail sales channel revenue was lower due to the one-time price protection reduction in the suggested retail value in the U.S. of $3.6 million that did not recur in year-to-date 2017. Product revenue also decreased due to the ongoing transition of our sales model towards subscription sales rather than perpetual license and box product sales, with an objective to be nearly all subscription-based by the end of 2017.
Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$83,435	$75,728	$7,707	10.2%
Product	10,163	17,990	(7,827)	(43.5)%
Total revenue	93,598	93,718	(120)	(0.1)%
Cost of revenue:
Cost of subscription and service revenue	12,592	10,978	1,614	14.7%
Cost of product revenue	3,140	5,034	(1,894)	(37.6)%
Total cost of revenue	15,732	16,012	(280)	(1.7)%
Gross profit	$77,866	$77,706	$160	0.2%
Gross margin percentages	83.2%	82.9%	0.3%
Total cost of revenue decreased $0.3 million for the six months ended June 30, 2017 from $16.0 million for the six months ended June 30, 2016.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the six months ended June 30, 2017 was $12.6 million, an increase of $1.6 million, or 15%, from the six months ended June 30, 2016. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to15% for the six months ended June 30, 2017 compared to 14% for the same prior year period. The dollar increase was primarily due to increases in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the six months ended June 30, 2017 was $3.1 million, a decrease of $1.9 million, or 38%, from the six months ended June 30, 2016. As a percentage of product revenue, cost of product revenue increased to 31% from 28% for the six months ended June 30, 2017 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar decrease in cost of product revenue was primarily due to decreases of $0.8 million, $0.4 million, and $0.3 million in payroll and benefits, inventory costs, and freight and payment processing costs, respectively, due to the shift away from hard product sales to online subscription sales.
Gross Profit
Gross profit slightly increased $0.2 million to $77.9 million for the six months ended June 30, 2017 compared to $77.7 million for the six months ended June 30, 2016. Gross profit percentage was flat at 83% for the six months ended June 30, 2017 and the six months ended June 30, 2016.
Operating Expenses

	Six Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$48,205	$59,533	$(11,328)	(19.0)%
Research and development	12,762	13,319	(557)	(4.2)%
General and administrative	16,619	20,895	(4,276)	(20.5)%
Impairment	—	2,902	(2,902)	(100.0)%
Lease abandonment and termination	—	30	(30)	(100.0)%
Total operating expenses	$77,586	$96,679	$(19,093)	(19.7)%
Included within our operating expenses are restructuring charges related to restructuring actions which relate to employee severance and related benefits costs incurred in connection with headcount reductions, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs. See Note 13 "Restructuring" of Part I – Item 1, Financial Statements – for more detailed information about the restructuring actions. The following table presents restructuring costs included in the related line items of our results from operations:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cost of revenue	$205	$572
Sales and marketing	335	2,219
Research and development	345	928
General and administrative	100	1,302
Total	$985	$5,021
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2017 were $48.2 million, a decrease of $11.3 million, or 19%, from the six months ended June 30, 2016. As a percentage of total revenue, sales and marketing expenses decreased to 52% for the six months ended June 30, 2017 from 64% for the six months ended June 30, 2016. The decrease in sales and marketing expense was primarily due to decreases in media spend, payroll and benefits, and rent expense. Media expenses decreased $5.9 million due to the change in focus in the general consumer market. Payroll and benefit expense decreased $3.4 million due primarily to salary savings from a reduction in headcount and lower severance expenses. Rent expense decreased $0.6 million related to the relocation of the corporate headquarters. We intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $12.8 million for the six months ended June 30, 2017, a decrease of $0.6 million, or 4%, from the six months ended June 30, 2016. As a percentage of total revenue, research and development expenses were flat at 14% for the six months ended June 30, 2017 and the six months ended June 30, 2016. The dollar decrease was due in part to the increased capitalization of product labor expenses. In the near term we will focus our product investment on Lexia and key Enterprise & Education Language initiatives.
General and Administrative Expenses
General and administrative expenses decreased $4.3 million to $16.6 million for the six months ended June 30, 2017 compared to $20.9 million for the six months ended June 30, 2016. As a percentage of revenue, general and administrative expenses decreased to 18% for the six months ended June 30, 2017 from 22% for the six months ended June 30, 2016. The decrease in general and administrative expenses was due to reductions in professional services, amortization expense, and bad debt expense. Professional services fees declined $2.0 million due to the absence of external strategic advisor costs compared to 2016 and also due to lower external audit fees and decreased legal fees. Amortization expense decreased due to the completed amortization of multiple projects in 2016. Bad debt expense decreased due to better collection efforts. We expect our general and administrative expenses to increase slightly in the near term.
Impairment
There were no impairment expenses for the six months ended June 30, 2017. The $2.9 million impairment in the six months ended June 30, 2016 was due to the 2016 second quarter impairment of the Fit Brains goodwill of $1.7 million, the second quarter impairment of Fit Brains intangible assets of $1.2 million.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the six months ended June 30, 2017 as compared to $30,000 for the six months ended June 30, 2016.
Interest and Other Income (Expense)

	Six Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Interest income	$30	$23	$7	30.4%
Interest expense	(245)	(233)	(12)	5.2%
Other income and (expense)	736	2,155	(1,419)	(65.8)%
Total other income and (expense)	$521	$1,945	$(1,424)	(73.2)%
Interest income for the six months ended June 30, 2017 was $30,000, an increase of $7,000, from the six months ended June 30, 2016. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the six months ended June 30, 2017 was $0.2 million, flat as compared to the six months ended June 30, 2016. Interest expense relates to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the six months ended June 30, 2017 was income of $0.7 million, an unfavorable change of $1.4 million, from income of $2.2 million for the six months ended June 30, 2016. The change is primarily attributable to unfavorable foreign exchange fluctuations partially offset by a $0.4 million gain on the sale of our Japan entity.
Income Tax Expense

	Six Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,482	$(543)	$2,025	(372.9)%
Our income tax expense for the six months ended June 30, 2017 was $1.5 million, compared to income tax expense of $0.5 million for the six months ended June 30, 2016. The increase to tax expense was primarily due to the tax benefits associated with the FitBrains intangible asset impairment in the second quarter of 2016, in addition to the increased pretax income in foreign jurisdictions in the current year-to-date period.

Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at June 30, 2017, consisted of $26.4 million in cash and cash equivalents and short-term investments, a decrease of $9.8 million compared to December 31, 2016. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $20.4 million of available credit less $4.0 million in letters of credit have been issued by the Bank on our behalf, resulting in a net borrowing availability of $16.4 million. We are subject to certain financial and restrictive covenants under the credit facility. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of June 30, 2017, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of June 30, 2017 was $6.8 million. As of June 30, 2017, we do not intend to repatriate the cash from our foreign subsidiaries, however, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Capital Resources
We believe our current cash and cash equivalents, short-term investments, and funds generated from our sales will be sufficient to meet our cash needs for at least the next twelve months from the date of issuance of this report. We have generated significant operating losses as reflected in our accumulated loss and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, accounts receivable, and accounts payable balances. Borrowings under our credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.

Cash Flow Analysis

	Six Months Ended June 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(4,628)	$(12,425)	$7,797	(62.8)%
Net cash used in investing activities	$(5,281)	$(5,896)	$615	(10.4)%
Net cash used in financing activities	$(46)	$(401)	$355	(88.5)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2017, was $4.6 million. The factors affecting our operating cash flows during the period were our net loss of $0.7 million, adjusted for non-cash charges totaling $7.2 million, which was more than offset by an unfavorable overall change in operating assets and liabilities of $11.1 million. Non-cash items primarily consisted of $6.1 million in depreciation and amortization expense and $1.5 million related to stock based compensation, partially offset by a $0.5 million gain on the sale of our Japan subsidiary. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $4.2 million and $7.3 million decrease in deferred revenue. The decrease in accounts receivable was primarily related to the timing of sales during the fourth quarter 2016 holiday season compared to when payments are typically made. The decrease in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the higher Consumer sales coinciding with the fourth quarter holiday shopping season and the timing of renewals in the corporate sales channel in the fourth quarter.
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
The dollar change between the net cash used in operating activities for the six months ended June 30, 2017 as compared to June 30, 2016 was due in part to the large cash inflow related to the positive cash inflows totaling $11.5 million related to the execution of agreements with SOURCENEXT Corporation for the perpetual license of certain intellectual property for exclusive use and sale in Japan. See Note 3 "Divestitures" of Part 1 - Item 1, Financial Statements for a further description of the SOURCENEXT transaction.
Net Cash Used in Investing Activities
Net cash used in investing activities was $5.3 million for the six months ended June 30, 2017, compared to $5.9 million for the six months ended June 30, 2016, a change of $0.6 million. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects, slightly decreased $0.5 million, related to the completion of development projects for Catalyst in the second half of 2016.
Net Cash Used In Financing Activities
Net cash used in financing activities was $46,000 for the six-month period ended June 30, 2017, compared to $0.4 million for the six-month period ended June 30, 2016, a change of $0.4 million. Proceeds from the exercise of stock options increased due to the rise in our stock price during the second quarter.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,709	$524	$1,035	$1,023	$127
Operating leases	9,992	4,502	4,478	1,012	—
Total	$12,701	$5,026	$5,513	$2,035	$127
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our

Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

Date: August 8, 2017