Form 10-Q
period 2017-09-30
ROSETTA STONE INC
filed 2017-11-02
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
As of October 27, 2017, there were 22,299,301 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$40,147	$36,195
Restricted cash	49	402
Accounts receivable (net of allowance for doubtful accounts of $617 and $1,072, at September 30, 2017 and December 31, 2016, respectively)	29,801	31,788
Inventory	4,194	6,767
Deferred sales commissions	14,443	14,085
Prepaid expenses and other current assets	4,870	3,813
Total current assets	93,504	93,050
Deferred sales commissions	3,498	4,143
Property and equipment, net	28,822	24,795
Goodwill	49,654	48,251
Intangible assets, net	20,138	22,753
Other assets	1,142	1,318
Total assets	$196,758	$194,310
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,661	$10,684
Accrued compensation	11,313	10,777
Income tax payable	533	785
Obligations under capital lease	440	532
Other current liabilities	16,755	22,150
Deferred revenue	113,932	113,821
Total current liabilities	151,634	158,749
Deferred revenue	36,961	27,636
Deferred income taxes	7,132	6,173
Obligations under capital lease	1,934	2,027
Other long-term liabilities	524	1,384
Total liabilities	198,185	195,969
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,800 and 23,451 shares issued and 22,800 and 22,451 shares outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	194,348	190,827
Accumulated loss	(181,256)	(177,344)
Accumulated other comprehensive loss	(3,086)	(3,709)
Treasury stock, at cost, 1,000 and 1,000 shares at September 30, 2017 and December 31, 2016, respectively	(11,435)	(11,435)
Total stockholders' deficit	(1,427)	(1,659)
Total liabilities and stockholders' deficit	$196,758	$194,310

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription and service	$42,117	$39,027	$125,552	$114,755
Product	4,089	9,666	14,252	27,656
Total revenue	46,206	48,693	139,804	142,411
Cost of revenue:
Cost of subscription and service revenue	6,499	5,910	19,091	16,888
Cost of product revenue	2,949	2,461	6,089	7,495
Total cost of revenue	9,448	8,371	25,180	24,383
Gross profit	36,758	40,322	114,624	118,028
Operating expenses:
Sales and marketing	23,654	27,161	71,859	86,694
Research and development	6,381	6,347	19,143	19,666
General and administrative	9,035	9,969	25,654	30,864
Impairment	—	1,028	—	3,930
Lease abandonment and termination	—	—	—	30
Total operating expenses	39,070	44,505	116,656	141,184
Loss from operations	(2,312)	(4,183)	(2,032)	(23,156)
Other income and (expense):
Interest income	13	11	43	34
Interest expense	(138)	(120)	(383)	(353)
Other income and (expense)	85	633	821	2,788
Total other income and (expense)	(40)	524	481	2,469
Loss before income taxes	(2,352)	(3,659)	(1,551)	(20,687)
Income tax expense	879	1,793	2,361	1,250
Net loss	$(3,231)	$(5,452)	$(3,912)	$(21,937)
Loss per share:
Basic	$(0.14)	$(0.25)	$(0.18)	$(1.00)
Diluted	$(0.14)	$(0.25)	$(0.18)	$(1.00)
Common shares and equivalents outstanding:
Basic weighted average shares	22,285	21,993	22,220	21,936
Diluted weighted average shares	22,285	21,993	22,220	21,936

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,231)	$(5,452)	$(3,912)	$(21,937)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	289	(313)	623	(1,522)
Other comprehensive gain (loss)	289	(313)	623	(1,522)
Comprehensive loss	$(2,942)	$(5,765)	$(3,289)	$(23,459)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,912)	$(21,937)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	3,058	3,457
Gain on foreign currency transactions	(461)	(2,831)
Bad debt (recovery) expense	(143)	471
Depreciation and amortization	9,077	9,812
Deferred income tax expense	963	857
Loss on disposal of equipment	5	132
Amortization of deferred financing fees	238	203
Loss on impairment	—	3,930
Loss from equity method investments	100	46
Gain on sale of subsidiary	(506)	—
Net change in:
Restricted cash	365	(354)
Accounts receivable	2,358	8,912
Inventory	2,605	(723)
Deferred sales commissions	321	552
Prepaid expenses and other current assets	(880)	(705)
Income tax receivable or payable	(296)	48
Other assets	67	365
Accounts payable	(2,084)	(923)
Accrued compensation	445	3,423
Other current liabilities	(6,501)	(13,077)
Other long-term liabilities	(750)	43
Deferred revenue	8,608	2,353
Net cash provided by (used in) operating activities	12,677	(5,946)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,903)	(9,628)
Proceeds from sale of fixed assets	2	38
Proceeds from the sale of subsidiary	110	—
Net cash used in investing activities	(8,791)	(9,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	463	47
Payment of deferred financing costs	(232)	(182)
Payments under capital lease obligations	(453)	(440)
Net cash used in financing activities	(222)	(575)
Decrease in cash and cash equivalents	3,664	(16,111)
Effect of exchange rate changes in cash and cash equivalents	288	550
Net increase (decrease) in cash and cash equivalents	3,952	(15,561)
Cash and cash equivalents—beginning of period	36,195	47,782
Cash and cash equivalents—end of period	$40,147	$32,221
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$145	$150
Income taxes, net of refunds	$1,474	$363
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,268	$565
Equipment acquired under capital lease	$—	$27
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning and literacy solutions consisting of web-based software subscriptions, perpetual software products, online and professional services, audio practice products and mobile applications. The Company's offerings are sold on a direct basis and through select third party retailers and distributors. The Company provides its solutions to customers through the sale of packaged software and web-based software subscriptions, domestically and in certain international markets.
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2017. The September 30, 2017 consolidated balance sheet included herein includes account balances as of December 31, 2016 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at September 30, 2017 and December 31, 2016, the Company’s results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016 have been made. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. All references to September 30, 2017 or to the three and nine months ended September 30, 2017 and 2016 in the notes to the consolidated financial statements are unaudited.
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
Restructuring Costs
In recent periods, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in Cost of sales and the Sales and marketing, Research and development, and General and administrative operating expense categories in the Company's statements of operations.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2017. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,231)	$(5,452)	$(3,912)	$(21,937)
Foreign currency translation gain (loss)	289	(313)	623	(1,522)
Comprehensive loss	$(2,942)	$(5,765)	$(3,289)	$(23,459)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' deficit. For the three and nine months ended September 30, 2017 and 2016, the Company's comprehensive loss consisted of net loss and foreign currency translation gains and (losses).
Upon sale of an investment in a foreign entity, the amount attributable to the accumulated translation adjustment component of that foreign entity is removed as a component of other comprehensive income (loss) and reported as part of the gain or loss on the sale of the investment. During the period ended September 30, 2017, a transfer of $0.1 million was made

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from accumulated other comprehensive income (loss) and recognized as a loss within net loss related to the sale of a foreign subsidiary.
Components of accumulated other comprehensive loss as of September 30, 2017 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period on January 1, 2017	$(3,709)	$(3,709)
Other comprehensive income before reclassifications	719	719
Amounts reclassified from accumulated other comprehensive income related to the sale of a foreign subsidiary	(96)	(96)
Net current period other comprehensive income	623	623
Accumulated other comprehensive loss at September 30, 2017	$(3,086)	$(3,086)
The other comprehensive income (loss) presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive income (loss) due to the presence of a full valuation allowance for each of the three and nine months ended September 30, 2017 and 2016.
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended September 30, 2017 and September 30, 2016 was $5.3 million and $8.7 million, respectively. Advertising expense for the nine months ended September 30, 2017 and September 30, 2016 was $18.1 million and $27.2 million, respectively.
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
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of November 2, 2017.
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
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of November 2, 2017, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). Under ASU 2016-18, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting this guidance beginning in the first quarter of 2018. The new guidance only impacts presentation of the Company's consolidated statement of cash flows.
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
The Company continues to evaluate the impact the New Revenue Standard will have on its financial statements, disclosures, policies, processes, and system requirements. The Company has completed the development of its "recast tool" that will enable the Company to determine the cumulative effect of adopting the new guidance as of January 1, 2018. As part of its evaluation, the Company believes the impact of the change in the New Revenue Standard on the Enterprise & Education Language and Literacy segments will be minimal as the accounting outcome for the vast majority of these transactions remains unchanged. Due to the elimination of software specific accounting guidance, the Company expects nearly all of the impact of adopting the New Revenue Standard will result from changes to the accounting for the packaged perpetual software product line that also includes non-software elements within the Consumer segment. Under the current revenue standard, the Company uses the residual method to allocate consideration between the software and non-software elements within a transaction. This results in a fixed amount being allocated to the non-software element, which is generally deferred and recognized over time, and any discount being fully allocated to the software element, which is recognized as revenue at the time of sale. Under the New Revenue Standard, any discounts will be allocated to all of the elements within a software transaction based on relative selling price. Accordingly, this will result in different amounts allocated to the various elements which are recognized into revenue at different times. However, given the Company's continued migration in its Consumer segment to a 100% SaaS business, we currently expect the cumulative effect to not be significant when compared to total deferred revenue because the revenue recognition for our SaaS products in the Consumer segment are materially the same under both the current and New Revenue Standard. However, it is important to note that the cumulative effect as of January 1, 2018 is dependent on the mix of sales in the Consumer segment in the fourth quarter of 2017, the Consumer segment's largest quarter. The Company expects the largest impacts to its financial statements to result from the new qualitative and quantitative disclosures that will be required upon adoption of the New Revenue Standard. The Company continues to evaluate the impact of the New Revenue Standard, and any assessments made, including the adoption method, are subject to change.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DIVESTITURE
On March 13, 2017, the Company entered into a Product and Intellectual Property Agreement, (the “PIPA”) with SOURCENEXT Corporation, (“SOURCENEXT”), a leading software distributor and developer in Japan. Under the PIPA, the Company provided a perpetual, exclusive license of certain brands and trademarks, including the primary Rosetta Stone brand, and product code for exclusive development and sale of language and education-related products in Japan. In conjunction with the PIPA, the Company received approximately $9.0 million on March 13, 2017, and another $2.0 million on June 19, 2017. In addition, the Company is guaranteed to receive minimum payments totaling an additional $6.0 million over the next ten years. Finally, as part of the Agreement, the Company will have the first right to license and sell any products developed by SOURCENEXT under the Rosetta Stone trademark in territories outside of Japan.
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
In the third quarter of 2017, the PIPA was amended to provide SOURCENEXT with a time based license to the Company's speech recognition engine and software development kit in exchange for the acceleration of $1.5 million of future cash receipts under the PIPA. The $1.5 million associated with the amendment to the PIPA was collected in full and is expected to be recognized ratably once delivery occurs.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET LOSS PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(3,231)	$(5,452)	$(3,912)	$(21,937)
Denominator:
Basic shares:
Weighted average number of common shares - basic	22,285	21,993	22,220	21,936
Diluted shares:
Weighted average number of common shares - diluted	22,285	21,993	22,220	21,936
Loss per common share:
Basic	$(0.14)	$(0.25)	$(0.18)	$(1.00)
Diluted	$(0.14)	$(0.25)	$(0.18)	$(1.00)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	219	96	209	18
Restricted stock units	223	183	203	171
Restricted stocks	286	132	250	116
Total common stock equivalent shares	728	411	662	305
Share-based awards to purchase approximately 0.7 million and 1.6 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2017 and 2016, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 0.7 million and 2.0 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the nine months ended September 30, 2017 and 2016, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$3,425	$4,384
Finished goods	769	2,383
Total inventory	$4,194	$6,767
The finished goods inventory balance as of September 30, 2017 reflected the Company's ongoing efforts to transition the Consumer segment to a software-as-a-service model. In the third quarter of 2017, the Company requested its consignment retail partners to return inventory totaling $1.9 million of finished packaged perpetual products. This non-cash inventory write-down was reflected as a cost of product revenue on the Company's statements of operations.
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
The following table shows the balance and changes in goodwill for the Company's operating segments for the nine months ended September 30, 2017 (in thousands):

	Literacy Segment	Enterprise & Education Language Segment	Consumer Segment	Total
Balance as of January 1, 2017
Gross Goodwill	$9,962	$38,289	$27,514	$75,765
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2017	$9,962	$38,289	$—	$48,251

Effect of change in foreign currency rate	—	1,403	—	1,403

Balance as of September 30, 2017
Gross Goodwill	$9,962	$39,692	$27,514	$77,168
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of September 30, 2017	$9,962	$39,692	$—	$49,654
In connection with the annual goodwill impairment test performed as of June 30, 2017, the Company performed a qualitative goodwill impairment test for its reporting units with remaining goodwill. As of September 30, 2017, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in 2017 in connection with the annual goodwill impairment test.
In connection with the annual goodwill impairment test performed as of June 30, 2016, the Consumer Fit Brains reporting unit was evaluated, which resulted in $1.7 million impairment loss for the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge was recorded in the "Impairment" line on the statement of operations.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trademark / tradename *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,431	$15,092	$26,149	$312	$53,984
Accumulated Amortization	(1,481)	(9,859)	(18,485)	(251)	(30,076)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of January 1, 2017	$10,924	$4,232	$7,536	$61	$22,753

Gross Carrying Amount	12,500	15,637	26,612	312	55,061
Accumulated Amortization	(1,700)	(11,738)	(20,058)	(272)	(33,768)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of September 30, 2017	$10,774	$2,898	$6,426	$40	$20,138
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of September 30, 2017, the carrying value of the tradename asset was $10.6 million.
Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$118	$104	$352	$305
Cost of product revenue	28	42	87	134
Total included in cost of revenue	146	146	439	439
Included in operating expenses:
Sales and marketing	472	463	1,387	1,720
Research and development	356	350	1,038	1,244
General and administrative	—	—	—	—
Total included in operating expenses	828	813	2,425	2,964
Total	$974	$959	$2,864	$3,403

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2017 and years thereafter (in thousands):

As of September 30, 2017
2017 - remaining	$977
2018	3,312
2019	1,532
2020	1,282
2021	940
2022	940
Thereafter	548
Total	$9,531
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework.
As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of September 30, 2017 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.
During the second quarter of 2016, the Company recorded an impairment loss of $1.2 million associated with the impairment of the remaining carrying value of the Consumer Fit Brains long-lived intangible assets as of June 30, 2016. The impairment charge is recorded in the "Impairment" line on the statement of operations.
8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	September 30, 2017	December 31, 2016
Accrued marketing expenses	$5,763	$8,460
Accrued professional and consulting fees	1,349	2,050
Sales return reserve	1,526	1,338
Sales, withholding and property taxes payable	3,446	3,772
Other	4,671	6,530
Total other current liabilities	$16,755	$22,150
9. FINANCING ARRANGEMENTS
Credit Facility
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of September 30, 2017, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of September 30, 2017, there were no borrowings outstanding and the Company was eligible to borrow $19.5 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $15.5 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More acquisition, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the nine months ended September 30, 2017, the Company acquired no equipment or software through the issuance of capital leases. During the nine months ended September 30, 2016, the Company acquired $27,000 of equipment or software through the issuance of capital leases.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. FINANCING ARRANGEMENTS (Continued)

Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of September 30, 2017
2017-remaining	$136
2018	539
2019	536
2020	532
2021	529
2022	396
Thereafter	—
Total minimum lease payments	$2,668
Less amount representing interest	294
Present value of net minimum lease payments	$2,374
Less current portion	440
Obligations under capital lease, long-term	$1,934
10. INCOME TAXES
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine months ended September 30, 2017 is based on the estimated annual effective tax rate for fiscal year 2017. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of September 30, 2017, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended September 30, 2017 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy loss carryforward periods of 20 years for U.S. federal and most state jurisdictions apply; and

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of September 30, 2017, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, Brazil, and Canada where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of September 30, 2017, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of September 30, 2017, and December 31, 2016, the Company’s U.S. deferred tax liability was $7.1 million and $6.1 million, respectively, related to its goodwill and indefinite lived intangibles. As of September 30, 2017 the Company had foreign net deferred tax liabilities of $46,000 compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2016. As of September 30, 2017, and December 31, 2016, the Company had no unrecognized tax benefits.
For the nine months ended September 30, 2017 the Company recorded an income tax expense of $2.4 million for deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets and current tax expense related to our operations in U.K., Germany, and China.
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
On May 26, 2011 the Board of Directors authorized and the Company's stockholders' approved the allocation of an additional 1,000,000 shares of common stock to the 2009 Plan. On May 23, 2012, the Board of Directors authorized and the Company's stockholders approved the allocation of 1,122,930 additional shares of common stock to the 2009 Plan. On May 23, 2013, the Board of Directors authorized and the Company's stockholders approved the allocation of 2,317,000 additional shares of common stock to the 2009 Plan. On May 20, 2014, the Board of Directors authorized and the Company's stockholders approved the allocation of 500,000 additional shares of common stock to the 2009 Plan. On June 12, 2015, the Board of Directors authorized and the Company's stockholders approved the allocation of 1,200,000 additional shares of common stock to the 2009 Plan. On May 24, 2017, the Board of Directors authorized and the Company's stockholders approved the allocation

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

of 1,900,000 additional shares of common stock to the 2009 Plan. At September 30, 2017, there were 2,153,690 shares available for future grant under the 2009 Plan.
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

For the nine months ended September 30, 2017, there were 48,830 stock options granted. For the nine months ended September 30, 2016, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

	Nine Months Ended September 30,
	2017	2016
Expected stock price volatility	44.6%	46.1% - 47.0%
Expected term of options	6 years	5.5 - 6.5 years
Expected dividend yield	—	—
Risk-free interest rate	1.92%	1.24% - 1.50%
For the nine months ended September 30, 2017 and 2016, the fair value of market-based stock options and market-based restricted stock awards granted was calculated using the following assumptions in the Monte-Carlo simulation model:

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
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$9	$15	$(2)	$13
Cost of product revenue	12	7	36	14
Total included in cost of revenue	21	22	34	27
Included in operating expenses:
Sales and marketing	349	348	366	667
Research and development	185	391	215	561
General and administrative	997	878	2,443	2,202
Total included in operating expenses	1,531	1,617	3,024	3,430
Total	$1,552	$1,639	$3,058	$3,457
Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2017 to September 30, 2017:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2017	1,793,930	$9.81	7.58	$1,154,498
Service-based options granted	48,830	11.42
Service-based options exercised	(58,270)	7.94
Service-based options canceled	(89,570)	9.99
Service-based Options Outstanding, September 30, 2017	1,694,920	9.92	6.86	2,409,690
Vested and expected to vest September 30, 2017	1,649,077	9.97	6.94	2,303,460
Exercisable at September 30, 2017	1,282,680	$10.32	6.62	$1,670,770
As of September 30, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $1.8 million and is expected to be recognized over a weighted average period of 1.83 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2017 to September 30, 2017:

	Service Based Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Service-based Awards, January 1, 2017	374,380	$8.94	$3,348,080
Service-based awards granted	291,406	7.92
Service-based awards vested	(128,013)	10.10
Service-based awards canceled	(32,989)	8.11
Non-vested Service-Based Awards, September 30, 2017	504,784	$8.12	$4,096,322
As of September 30, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $2.7 million and is expected to be recognized over a weighted average period of 2.37 years.
Service-based restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four-year period based upon required service conditions.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2017 to September 30, 2017:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2017	188,057	$9.93	$1,675,588
Units granted	40,718	11.42	465,000
Units released	—	—
Units cancelled	—	—
Units Outstanding, September 30, 2017	228,775	10.20	2,335,793
Vested and expected to vest at September 30, 2017	111,256	11.42	1,135,919
Vested and deferred at September 30, 2017	82,157	$12.44	$838,823
For the nine months ended September 30, 2017, there were 40,718 restricted stock units granted. Restricted stock units are granted to members of the Board of Directors as part of their compensation packages. Restricted stock units convert to common stock following the separation of service with the Company. Restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's PSU activity from January 1, 2017 to September 30, 2017:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2017	—	$—	$—
PSUs granted	462,870	9.43
PSUs vested	—	—
PSUs canceled	(16,241)	9.43
Non-vested PSUs, September 30, 2017	446,629	$9.43	$4,560,082
As of September 30, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the PSUs not yet recognized in the consolidated statement of operations was $2.2 million and is expected to be recognized over a weighted average period of 1.76 years.
CEO 2016 Performance and Market Conditioned Restricted Stock Awards and Stock Options Grants
On April 4, 2016, the Company named Mr. John Hass as President, CEO and Chairman of the Board. In conjunction with his appointment, the Compensation Committee approved a stock-based compensation package for Mr. Hass aimed to provide significant reward potential for achieving outstanding Company operating performance results and building stockholder value. The package was comprised of 70,423 performance-based restricted stock awards (PRSAs), 314,465 performance-based stock options (PSOs), 70,423 market-based restricted stock awards (MRSAs), and 314,465 market-based stock options (MSOs). The April 4, 2016 grant date fair values associated with these grants were $7.10, $3.24, $6.17 and $0.94, respectively.
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
On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible under this plan, subject to the aforementioned service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. As of September 30, 2017, 32,359 PRSAs were vested and 72,248 PSOs were vested. Future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.26 years.
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
As of September 30, 2017, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.3 million and is expected to be recognized over a weighted average period of 1.96 years.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' DEFICIT
At September 30, 2017, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At September 30, 2017, the Company had shares of common stock issued of 23,800,330 and shares of common stock outstanding of 22,800,330.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, 2016, or the nine months ended September 30, 2017. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
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
The following table summarizes activity with respect to the restructuring charges for the 2016 Restructuring Plan during the nine months ended September 30, 2017 (in thousands):

	Balance at January 1, 2017	Cost Incurred	Cash Payments	Balance at September 30, 2017
Severance costs	$500	$(12)	$(282)	$206
Contract termination costs	22	—	—	22
Other costs	70	14	(81)	3
Total	$592	$2	$(363)	$231
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING (Continued)

Other Employee Severance Actions
In the first quarter of 2017, the Company initiated actions to reduce headcount in its U.S. consumer product operations and its China locations. Primarily comprised of severance costs associated with these actions, the Company recorded expense of $0.8 million in the first quarter of 2017. The Company recorded an additional $0.2 million and $0.2 million in the second and third quarters of 2017, respectively, related to the reduction of headcount in the Fit Brains business and other terminations in consumer product operations. Of these amounts, $0.8 million has been paid and the remaining $0.4 million is expected to be paid before the end of 2017.
Restructuring Cost
The following table summarizes the major types of costs associated with the restructuring actions for the three and nine months ended September 30, 2017 and 2016, and total costs incurred through September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Incurred through
	2017	2016	2017	2016	September 30, 2017
Severance costs	$186	$(8)	$1,118	$4,478	$12,796
Contract termination costs	1	69	37	163	1,336
Other costs	9	101	26	542	1,033
Total	$196	$162	$1,181	$5,183	$15,165
As of September 30, 2017, the entire restructuring liability of $0.6 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents total restructuring costs associated with the restructuring actions included in the related line items of our Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$108	$(5)	$313	$567
Sales and marketing	91	68	426	2,287
Research and development	(13)	(16)	332	912
General and administrative	10	115	110	1,417
Total	$196	$162	$1,181	$5,183
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
A summary of the Company’s lease abandonment activity for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	As of September 30,
	2017	2016
Accrued lease abandonment costs, beginning of period	$2,123	$1,281
Costs incurred and charged to expense	—	30
Principal reductions	(759)	(328)
Accrued lease abandonment costs, end of period	$1,364	$983
Accrued lease abandonment costs liability:
Short-term	$1,078	$422
Long-term	286	561
Total	$1,364	$983
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options.
The following table summarizes future minimum operating lease payments for the remaining three months of 2017 and the years thereafter (in thousands):

As of September 30, 2017
Periods Ending December 31,
2017-remaining	$927
2018	4,744
2019	1,742
2020	1,003
2021	590
Thereafter	—
Total	$9,006
Total expenses under operating leases are $0.6 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively.  Total expenses under operating leases are $1.9 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended September 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$11,028	$16,529	$18,649	$—	$35,178	$46,206

Cost of revenue	1,666	1,756	4,464	(3)	6,217	7,883
Sales and marketing	6,402	7,511	8,428	269	16,208	22,610
Research and development	1,820	—	—	3,882	3,882	5,702
General and administrative	558	86	74	—	160	718
Segment contribution	$582	$7,176	$5,683	$(4,148)	$8,711	$9,293
Segment contribution margin %	5.3%	43.4%	30.5%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,565
Sales and marketing						1,044
Research and development						679
General and administrative						1,724
Subtotal						5,012

Corporate unallocated expenses, net:
Unallocated general and administrative						6,593
Unallocated non-operating income						40
Subtotal						6,633

Loss before income taxes						$(2,352)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended September 30, 2016 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$8,786	$18,336	$21,571	$—	$39,907	$48,693

Cost of revenue	1,446	2,220	3,370	(4)	5,586	$7,032
Sales and marketing	5,917	7,921	11,996	358	20,275	$26,192
Research and development	1,214	—	—	4,404	4,404	$5,618
General and administrative	573	131	(28)	—	103	$676
Segment contribution	$(364)	$8,064	$6,233	$(4,758)	$9,539	$9,175
Segment contribution margin %	(4.1)%	44.0%	28.9%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,339
Sales and marketing						969
Research and development						729
General and administrative						2,534
Subtotal						5,571

Corporate unallocated expenses, net:
Unallocated general and administrative						6,759
Unallocated impairment						1,028
Unallocated non-operating income						(524)
Subtotal						7,263

Loss before income taxes						$(3,659)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the nine months ended September 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$31,568	$50,289	$57,947	$—	$108,236	$139,804

Cost of revenue	4,823	5,455	10,376	(9)	15,822	20,645
Sales and marketing	17,542	23,166	27,385	1,175	51,726	69,268
Research and development	4,755	—	—	12,644	12,644	17,399
General and administrative	1,314	16	86	—	102	1,416
Segment contribution	$3,134	$21,652	$20,100	$(13,810)	$27,942	$31,076
Segment contribution margin %	9.9%	43.1%	34.7%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						4,535
Sales and marketing						2,591
Research and development						1,744
General and administrative						4,916
Subtotal						13,786

Corporate unallocated expenses, net:
Unallocated general and administrative						19,322
Unallocated non-operating income						(481)
Subtotal						18,841

Loss before income taxes						$(1,551)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the nine months ended September 30, 2016 were as follows (in thousands):

		Language
	Literacy Segment	E&E Segment	Consumer Segment	Shared Services	Combined Language	Total Company

Revenue	$24,313	$54,157	$63,941	$—	$118,098	$142,411

Cost of revenue	3,174	6,941	10,398	(13)	17,326	$20,500
Sales and marketing	16,572	25,597	38,310	1,332	65,239	$81,811
Research and development	2,997	—	—	13,878	13,878	$16,875
General and administrative	1,438	355	26	—	381	$1,819
Segment contribution	$132	$21,264	$15,207	$(15,197)	$21,274	$21,406
Segment contribution margin %	0.5%	39.3%	23.8%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						3,883
Sales and marketing						4,883
Research and development						2,791
General and administrative						8,546
Subtotal						20,103

Corporate unallocated expenses, net:
Unallocated general and administrative						20,499
Unallocated lease abandonment expense						30
Unallocated impairment						3,930
Unallocated non-operating income						(2,469)
Subtotal						21,990

Loss before income taxes						$(20,687)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$39,661	$41,042	$120,286	$118,463
International	6,545	7,651	19,518	23,948
Total	$46,206	$48,693	$139,804	$142,411

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes long-lived assets by geographic area classified as held and used as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
United States	$25,732	$21,652
International	3,090	3,143
Total	$28,822	$24,795
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Language learning	$34,478	$38,711	$105,898	$114,550
Literacy	11,028	8,786	31,568	24,313
Brain fitness	700	1,196	2,338	3,548
Total	$46,206	$48,693	$139,804	$142,411

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this "Report") and other statements or presentations made from time to time by the Company, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," "projects," or similar words or phrases. These statements may include, but are not limited to, statements related to: our business strategy; guidance or projections related to revenue, Adjusted EBITDA, bookings (or "sales"), and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: the risk that we are unable to execute our business strategy; declining demand for our language learning solutions; the risk that we are not able to manage and grow our business; the impact of any revisions to our pricing strategy; the risk that we might not succeed in introducing and producing new products and services; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds; the risk that we cannot effectively adapt to and manage complex and numerous technologies; the risk that businesses acquired by us might not perform as expected; and the risk that we are not able to successfully expand internationally. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements risks and uncertainties that are more fully described in the Company's filings with the U.S. Securities and Exchange Committee (SEC), including those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those updated from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and should be read together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017.
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
The Literacy segment derives the majority of its revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The Enterprise & Education Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer segment derives the majority of revenue from sales of language-learning solutions to individuals and retail partners. Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our Enterprise & Education Language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Our Consumer distribution channel comprises a mix of our call centers, websites, app-stores, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Sam's Club, Staples, consignment distributors such as Software Packaging Associates, and daily deal partners. In September 2017, Wynit Distribution LLC, one of our retail partners, filed for bankruptcy. We are in the process of moving the impacted business to other retailers and do not expect this to have a significant operational or financial impact to our business.
As our Company has evolved, we believe that our Literacy and Enterprise & Education Language segments are our largest opportunity for long-term value creation. The customers in these markets have demands that recur each year, creating a more predictable sales opportunity and higher lifetime value. This need profile also fits well with our suite of language and literacy products and the well-known Rosetta Stone brand. We also believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe.
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
As of September 30, 2017, we currently have three operating segments, Literacy, Enterprise & Education Language, and Consumer. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.
Literacy segment contribution increased to $0.6 million with segment contribution margin of 5% for the three months ended September 30, 2017, as compared to a segment contribution of negative $0.4 million and segment contribution margin of negative 4% for the three months ended September 30, 2016. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by increases in direct research and development expenses, sales and marketing expenses, and cost of sales due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Enterprise & Education Language segment contribution decreased to $7.2 million with segment contribution margin of 43% for the three months ended September 30, 2017, as compared to segment contribution of $8.1 million and segment contribution margin of 44% for the three months ended September 30, 2016. The dollar and margin decreases were primarily due to lower Enterprise & Education Language segment revenue in part due to the unprofitable geographies exited in 2016. Consumer segment contribution decreased to $5.7 million with a segment contribution margin of 30% for the three months ended September 30, 2017, from $6.2 million with a segment contribution margin of 29% for the three months ended September 30, 2016. The dollar decrease in Consumer segment contribution was primarily attributable to the lower segment revenue and a $1.9 million inventory obsolescence charge in cost of product revenue associated with the switch from packaged perpetual products to subscription-based offerings. The margin percentage increased from 29% to 30% primarily due to a significant year-over-year reduction in direct sales and marketing expenses partially offset by the $1.9 million inventory obsolescence charge described above.
Literacy segment contribution increased to $3.1 million with segment contribution margin of 10% for the nine months ended September 30, 2017, as compared to a segment contribution of $0.1 million and segment contribution margin of 1% for the nine months ended September 30, 2016. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by increases in direct research and development expenses, sales and marketing expenses, and cost of sales due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. The margin improvement related to the effect of purchase accounting will diminish over time. Enterprise & Education Language segment contribution increased slightly to $21.7 million with segment contribution margin of 43% for the nine months ended September 30, 2017, as compared to segment contribution of $21.3 million and segment contribution margin of 39% for the nine months ended September 30, 2016. The dollar and margin increases were primarily due to lower sales and marketing expenses due to actions taken in early 2016 related to reducing headcount and other cost saving measures and lower cost of sales, partially offset by lower segment revenue in part due to the unprofitable geographies exited in 2016. Consumer segment contribution increased to $20.1 million with a segment contribution margin of 35% for the nine months ended September 30, 2017, from $15.2 million with a segment contribution margin of 24% for the nine months ended September 30, 2016. The Consumer segment contribution dollar and margin increased primarily due to a reduction in direct sales and marketing expenses year over year.
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
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer products predominantly through our direct sales channels, primarily utilizing our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer products through select third-

party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our Enterprise & Education Language, Literacy, and our Consumer segments because the customers and revenue drivers of these channels are different.
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
For the three months ended September 30, 2017, we incurred an income tax expense of $0.9 million with $2.4 million loss before taxes, resulting in a worldwide effective tax rate of (37.4)%. For the nine months ended September 30, 2017, we incurred an income tax expense of $2.4 million after incurring loss before taxes of $1.6 million, resulting in worldwide effective tax rate of (152.2)%. The three and nine month tax expense related to current year income from operations in Germany, China, and the U.K., as well as the tax impact of amortization of indefinite lived intangibles, and foreign withholding taxes.
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

Results of Operations
Comparison of the three months ended September 30, 2017 and the three months ended September 30, 2016
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$42,117	$39,027	$3,090	7.9%
Product	4,089	9,666	(5,577)	(57.7)%
Total revenue	46,206	48,693	(2,487)	(5.1)%
Cost of revenue:
Cost of subscription and service revenue	6,499	5,910	589	10.0%
Cost of product revenue	2,949	2,461	488	19.8%
Total cost of revenue	9,448	8,371	1,077	12.9%
Gross profit	36,758	40,322	(3,564)	(8.8)%
Operating expenses:
Sales and marketing	23,654	27,161	(3,507)	(12.9)%
Research and development	6,381	6,347	34	0.5%
General and administrative	9,035	9,969	(934)	(9.4)%
Impairment	—	1,028	(1,028)	(100.0)%
Total operating expenses	39,070	44,505	(5,435)	(12.2)%
Loss from operations	(2,312)	(4,183)	1,871	(44.7)%
Other income and (expense):
Interest income	13	11	2	18.2%
Interest expense	(138)	(120)	(18)	15.0%
Other income and (expense)	85	633	(548)	(86.6)%
Total other income and (expense)	(40)	524	(564)	(107.6)%
Loss before income taxes	(2,352)	(3,659)	1,307	(35.7)%
Income tax expense	879	1,793	(914)	(51.0)%
Net loss	$(3,231)	$(5,452)	$2,221	(40.7)%
Total revenue decreased $2.5 million to $46.2 million for the three months ended September 30, 2017 from $48.7 million for the three months ended September 30, 2016. The overall decrease in revenue was due to a decrease in Consumer revenue of $2.9 million and a decrease in Enterprise & Education Language revenue of $1.8 million, partially offset by an increase in Literacy revenue of $2.2 million.
The operating loss for the three months ended September 30, 2017, totaled $2.3 million, compared to an operating loss of $4.2 million for the three months ended September 30, 2016. Operating expenses decreased $5.4 million, primarily comprised of decreases of $3.5 million in sales and marketing expenses, $0.9 million in general and administrative expenses, and the absence of $1.0 million in impairment charges related to our FitBrains business. The decrease in sales and marketing expenses and general and administrative expenses reflects the cost savings as a result of the 2016 Restructuring Plan and other ongoing expense reduction actions, and drove the improvement to net loss. The year over year improvement in operating expenses improved despite a $1.9 million inventory obsolescence charge in the third quarter of 2017 associated with the switch from packaged perpetual products to subscription-based offerings in the retail channel of the Consumer segment.

The following table sets forth revenue for our three operating segments for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				2017 Versus 2016
	2017		2016		Change	% Change
Literacy	11,028	23.9%	8,786	18.0%	2,242	25.5%
Enterprise & Education Language	16,529	35.8%	18,336	37.7%	(1,807)	(9.9)%
Consumer	18,649	40.3%	21,571	44.3%	(2,922)	(13.5)%
Total Revenue	$46,206	100.0%	$48,693	100.0%	$(2,487)	(5.1)%
Literacy Segment
Literacy revenue increased $2.2 million, or 26%, from the three months ended September 30, 2016, to $11.0 million for the three months ended September 30, 2017, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $11.4 million in the third quarter of 2017 compared to $9.7 million in the third quarter of 2016, and the Literacy pro-forma growth would have been 17% year-over-year. The organic growth in Literacy revenue was primarily due to a larger and more mature direct sales force as compared to the third quarter of 2016 which drove stronger renewal rates and an increase in new business and professional services. We will continue to experience the purchase accounting impacts for the Literacy segment through 2017 due to the typical subscription length. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower growth rates than what we expect to experience during 2017. We anticipate additional investments in the Literacy business to grow this segment.
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $1.8 million, or 10%, from the three months ended September 30, 2016, to the three months ended September 30, 2017. Revenue declined $1.0 million in marketplaces exited due to the execution of our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners. Our goal is to offset this decline with growth in our retained channels, which saw a slight decline of $0.8 million as compared to the year ago period. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Segment
Consumer revenue decreased $2.9 million, or 14%, from the three months ended September 30, 2016, to the three months ended September 30, 2017. This decrease was primarily due to a decline in global retail sales channel of $1.7 million and a decline in the direct-to-consumer sales channel revenue of $0.8 million. The decline in global retail sales channel was due primarily to a reduction in unit sales year over year. The decline in the direct-to-consumer sales channel reflects an increased mix of shorter-duration subscriptions and lower unit volume. As more of our Consumer products are shifted from perpetual packaged product sales to shorter-term subscriptions it would have the effect of spreading the revenue from those sales over the subscription period as opposed to up front recognition. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result which has resulted in a decline in scale which we expect to continue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
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

The following table sets forth revenue for subscription and service and product for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				2017 Versus 2016
	2017		2016		Change	% Change
Subscription and service	$42,117	91.2%	$39,027	80.1%	$3,090	7.9%
Product	4,089	8.8%	9,666	19.9%	(5,577)	(57.7)%
Total revenue	$46,206	100.0%	$48,693	100.0%	$(2,487)	(5.1)%
Subscription and Service Revenue
Subscription and service revenue increased $3.1 million, or 8%, to $42.1 million for the three months ended September 30, 2017, from $39.0 million for the three months ended September 30, 2016. The increase in subscription and service revenue was primarily due to increases of $3.5 million and $2.2 million in the direct-to-consumer sales channel and Lexia business, respectively, offset by the decline in Enterprise & Education Language subscription revenue of $1.7 million. As earlier noted, the 26% increase in Literacy revenue is due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. In the Consumer segment, we have begun shifting sales from our box-based and perpetual download products to subscription products. Historically, customers using our longer-length subscription products (greater than a one-year term) have generally only stayed for the duration of the subscription period. We are selling shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new customer demographics. If, over time, more of our Consumer products are sold through shorter-term subscriptions it would have the effect of spreading the receipt of cash from those sales over the initial sale period and any subsequent renewals. Our goal is to be almost entirely subscription-based by the end of 2017.
Product Revenue
Product revenue decreased $5.6 million, or 58%, to $4.1 million during the three months ended September 30, 2017, from $9.7 million during the three months ended September 30, 2016. The primary driver of the decrease in product revenue was a decline of $4.3 million in the direct-to-consumer sales channel and a decline in the global consumer retail sales channel of $1.3 million. Product revenue decreased due to the ongoing transition of our Consumer segment sales model towards subscription sales rather than perpetual license and box product sales, with an objective to be nearly all subscription-based by the end of 2017.
Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$42,117	$39,027	$3,090	7.9%
Product	4,089	9,666	(5,577)	(57.7)%
Total revenue	46,206	48,693	(2,487)	(5.1)%
Cost of revenue:
Cost of subscription and service revenue	6,499	5,910	589	10.0%
Cost of product revenue	2,949	2,461	488	19.8%
Total cost of revenue	9,448	8,371	1,077	12.9%
Gross profit	$36,758	$40,322	$(3,564)	(8.8)%
Gross margin percentages	79.6%	82.8%	(3.2)%
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended September 30, 2017, was $6.5 million, an increase of $0.6 million, or 10%, from the three months ended September 30, 2016. As a percentage of subscription and service revenue, cost of subscription and service revenue remained flat at 15% for both the three months ended September 30, 2017 and the same prior year period. The dollar increase was primarily due to increases in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the three months ended September 30, 2017, was $2.9 million, an increase of $0.5 million, or 20%, from the three months ended September 30, 2016. As a percentage of product revenue, cost of product revenue increased to 72% for the three months ended September 30, 2017, compared to 25% the three months ended September 30, 2016. The dollar and margin increase in cost of product revenue was primarily due to a $1.9 million inventory obsolescence charge in the third quarter of 2017 associated with the switch from packaged perpetual products to subscription-based offerings in the retail channel of the Consumer segment.
Gross Profit
Gross profit decreased $3.6 million to $36.8 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Gross profit percentage decreased to 80% for the three months ended September 30, 2017, from 83% for the three months ended September 30, 2016. The decline in gross profit margin was primarily driven by the year-over-year decline in third quarter revenue and the $1.9 million inventory obsolescence charge in the third quarter of 2017 associated with the switch from packaged perpetual products to subscription-based offerings in the retail channel of the Consumer segment.
Operating Expenses

	Three Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$23,654	$27,161	$(3,507)	(12.9)%
Research and development	6,381	6,347	34	0.5%
General and administrative	9,035	9,969	(934)	(9.4)%
Impairment	—	1,028	(1,028)	(100.0)%
Total operating expenses	$39,070	$44,505	$(5,435)	(12.2)%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2017, were $23.7 million, a decrease of $3.5 million, or 13%, from the three months ended September 30, 2016. As a percentage of total revenue, sales and marketing expenses decreased to 51% from 56% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in sales and marketing expense was primarily due to a decrease in media spend in the general consumer market. We intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $6.4 million for the three months ended September 30, 2017, nearly flat compared to $6.3 million for the three months ended September 30, 2016. As a percentage of total revenue, research and development expenses slightly increased to 14% from 13% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. In the near term we will focus our product investment on Lexia and key Enterprise & Education Language initiatives.
General and Administrative Expenses
General and administrative expenses decreased 9% to $9.0 million for the three months ended September 30, 2017, compared to $10.0 million for the three months ended September 30, 2016. As a percentage of revenue, general and administrative expenses remained flat at 20% for the three months ended September 30, 2017 and for the three months ended September 30, 2016. The primary factors driving the decrease in general and administrative expenses were a reduction in professional service fees which declined $0.9 million reflecting the absence of external strategic advisor costs compared to 2016 and also due to lower IT consulting fees and lower legal fees.

Impairment
There were no impairment expenses for the three months ended September 30, 2017. The $1.0 million impairment in the three months ended September 30, 2016 was due an impairment charge related to the abandonment of a previously capitalized software project that no longer aligned to our strategic direction.
Interest and Other Income (Expense)

	Three Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Interest income	$13	$11	$2	18.2%
Interest expense	(138)	(120)	(18)	15.0%
Other income and (expense)	85	633	(548)	(86.6)%
Total other income and (expense)	$(40)	$524	$(564)	(107.6)%
Interest income for the three months ended September 30, 2017 was $13,000, up slightly from $11,000 for the three months ended September 30, 2016. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended September 30, 2017 and September 30, 2016, was flat at $0.1 million, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended September 30, 2017, was income of $0.1 million, an unfavorable change of $0.5 million, from income of $0.6 million for the three months ended September 30, 2016. The change is primarily attributable to unfavorable foreign exchange fluctuations.
Income Tax Expense

	Three Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Income tax expense	$879	$1,793	$(914)	(51.0)%
Our income tax expense for the three months ended September 30, 2017, was $0.9 million, compared to $1.8 million for the three months ended September 30, 2016. The decrease to tax expense was primarily due to the lower pretax income in foreign jurisdictions in the current quarter.

Comparison of the nine months ended September 30, 2017 and the nine months ended September 30, 2016
The following table sets forth our consolidated statement of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$125,552	$114,755	$10,797	9.4%
Product	14,252	27,656	(13,404)	(48.5)%
Total revenue	139,804	142,411	(2,607)	(1.8)%
Cost of revenue:
Cost of subscription and service revenue	19,091	16,888	2,203	13.0%
Cost of product revenue	6,089	7,495	(1,406)	(18.8)%
Total cost of revenue	25,180	24,383	797	3.3%
Gross profit	114,624	118,028	(3,404)	(2.9)%
Operating expenses:
Sales and marketing	71,859	86,694	(14,835)	(17.1)%
Research and development	19,143	19,666	(523)	(2.7)%
General and administrative	25,654	30,864	(5,210)	(16.9)%
Impairment	—	3,930	(3,930)	(100.0)%
Lease abandonment and termination	—	30	(30)	(100.0)%
Total operating expenses	116,656	141,184	(24,528)	(17.4)%
Loss from operations	(2,032)	(23,156)	21,124	(91.2)%
Other income and (expense):
Interest income	43	34	9	26.5%
Interest expense	(383)	(353)	(30)	8.5%
Other income and (expense)	821	2,788	(1,967)	(70.6)%
Total other income and (expense)	481	2,469	(1,988)	(80.5)%
Loss before income taxes	(1,551)	(20,687)	19,136	(92.5)%
Income tax expense	2,361	1,250	1,111	88.9%
Net loss	$(3,912)	$(21,937)	$18,025	(82.2)%
Total revenue slightly declined to $139.8 million for the nine months ended September 30, 2017 compared to $142.4 million for the nine months ended September 30, 2016. Within the change in total revenue, Consumer revenue decreased $6.0 million and Enterprise & Education Language revenue decreased $3.9 million, almost entirely offset by an increase in Literacy revenue of $7.3 million,
Loss from operations for the nine months ended September 30, 2017 totaled $2.0 million, compared to an operating loss of $23.2 million for the nine months ended September 30, 2016. Operating expenses decreased $24.5 million, which was comprised primarily of decreases of $14.8 million in sales and marketing expenses, $5.2 million in general and administrative expenses, $3.9 million in impairment charges, and $0.5 million in research and development expenses. The decrease in sales and marketing, research and development, and general and administrative operating expenses reflects the continued cost savings initiatives.

The following table sets forth revenue for our three operating segments for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,				2017 Versus 2016
	2017		2016		Change	% Change
Literacy	$31,568	22.6%	$24,313	17.1%	$7,255	29.8%
Enterprise & Education Language	50,289	36.0%	54,157	38.0%	(3,868)	(7.1)%
Consumer	57,947	41.4%	63,941	44.9%	(5,994)	(9.4)%
Total Revenue	$139,804	100.0%	$142,411	100.0%	$(2,607)	(1.8)%
Literacy Segment
Literacy revenue increased $7.3 million, or 30%, from $24.3 million for the nine months ended September 30, 2016 to $31.6 million for the nine months ended September 30, 2017, reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $33.1 million for the nine month period ending September 30, 2017 compared to $27.9 million in the nine month period ending September 30, 2016, and the Literacy pro-forma growth would have been 19% year-over-year. The organic growth in Literacy revenue was primarily due to a larger and more mature direct sales force as compared to 2016 which drove stronger renewal rates and an increase in new business and an increase in professional services. We will continue to experience the purchase accounting impacts for the Literacy segment through 2017 due to the typical subscription length. As a result, we expect year-over-year revenues to become more comparable as we move beyond the purchase accounting impact, which we expect to result in lower growth rates than what we expect to experience during 2017. We anticipate additional investments in the Literacy business to grow this segment.
Enterprise & Education Language Segment
Enterprise & Education Language revenue decreased $3.9 million, or 7%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The decrease in Enterprise & Education Language revenue reflects a decrease of $2.3 million in the corporate channel and $1.9 million in our education sales channels. Revenue declined $2.6 million in marketplaces exited due to the execution of our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners. Our goal is to offset this decline with growth in our retained channels, which saw a slight decline of $1.3 million as compared to the year ago period. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Segment
Consumer revenue decreased $6.0 million, or 9%, from $63.9 million for the nine months ended September 30, 2016 to $57.9 million for the nine months ended September 30, 2017. This decrease was largely due to a reduction in revenue from our direct-to-consumer sales channel of $7.2 million which was partially offset by an increase in our global retail sales channel of $2.2 million. The decline in the direct-to-consumer sale channel reflects an increased mix of shorter-duration subscriptions and lower unit volume. As more of our Consumer products are shifted from perpetual packaged product sales to shorter-term subscriptions it would have the effect of spreading the revenue from those sales over the subscription period as opposed to up front recognition. The year-to-date 2016 global retail sales channel revenue was lower due to the one-time price protection reduction in the suggested retail value in the U.S. of $3.6 million that did not recur in year-to-date 2017. In connection with our recent shift in strategy, we continue to manage the Consumer business for a targeted bottom-line result which has resulted in a decline in scale which we expect to continue. Our Consumer business is seasonal and typically peaks in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and services and product for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,				2017 Versus 2016
	2017		2016		Change	% Change
Subscription and service	$125,552	89.8%	$114,755	80.6%	$10,797	9.4%
Product	14,252	10.2%	27,656	19.4%	(13,404)	(48.5)%
Total revenue	$139,804	100.0%	$142,411	100.0%	$(2,607)	(1.8)%

Subscription and Service Revenue
Subscription and service revenue was $125.6 million for the nine months ended September 30, 2017, an increase of $10.8 million from $114.8 million for the nine months ended September 30, 2016. As noted above, Literacy segment revenue increased by $7.3 million due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. Consumer subscription and service revenue increased by $7.7 million in the direct-to-consumer sales channel. Within the Enterprise & Education Language segment, the education sales channel declined by $1.4 million and the corporate sales channel decreased by $1.8 million, due primarily to the marketplaces exited in unprofitable geographies. As earlier noted, the 30% increase in Literacy revenue is due, in part, to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. In the Consumer segment, we have begun shifting sales from our box-based and perpetual download products to subscription products. Historically, customers using our longer-length subscription products (greater than a one-year term) have generally only stayed for the duration of the subscription period. We are selling shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new customer demographics. If, over time, more of our Consumer products are sold through shorter-term subscriptions it would have the effect of spreading the receipt of cash from those sales over the initial sale period and any subsequent renewals. Our goal is to be almost entirely subscription-based by the end of 2017.
Product Revenue
Product revenue decreased $13.4 million, or 48%, to $14.3 million during the nine months ended September 30, 2017 from $27.7 million during the nine months ended September 30, 2016. Product revenue decreased $14.9 million in the direct-to-consumer sales channel and increased $2.1 million in the global consumer retail sales channel. The year-to-date 2016 global consumer retail sales channel revenue was lower due to the one-time price protection reduction in the suggested retail value in the U.S. of $3.6 million that did not recur in year-to-date 2017. Product revenue also decreased due to the ongoing transition of our sales model towards subscription sales rather than perpetual license and box product sales, with an objective to be nearly all subscription-based by the end of 2017.
Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
Revenue:
Subscription and service	$125,552	$114,755	$10,797	9.4%
Product	14,252	27,656	(13,404)	(48.5)%
Total revenue	139,804	142,411	(2,607)	(1.8)%
Cost of revenue:
Cost of subscription and service revenue	19,091	16,888	2,203	13.0%
Cost of product revenue	6,089	7,495	(1,406)	(18.8)%
Total cost of revenue	25,180	24,383	797	3.3%
Gross profit	$114,624	$118,028	$(3,404)	(2.9)%
Gross margin percentages	82.0%	82.9%	(0.9)%
Total cost of revenue increased $0.8 million for the nine months ended September 30, 2017 from $24.4 million for the nine months ended September 30, 2016.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the nine months ended September 30, 2017 was $19.1 million, an increase of $2.2 million, or 13%, from the nine months ended September 30, 2016. As a percentage of subscription and service revenue, cost of subscription and service revenue was flat at 15% for the nine months ended September 30, 2017 and for the prior year period. The dollar increase was primarily due to increases in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we focus our business around the Enterprise & Education business and accelerate the migration of our Consumer business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the nine months ended September 30, 2017 was $6.1 million, a decrease of $1.4 million, or 19%, from the nine months ended September 30, 2016. As a percentage of product revenue, cost of product revenue increased to 43% from 27% for the nine months ended September 30, 2017 compared to the same prior year period. The increase in cost as a percentage of revenue was primarily attributable to a decline in product revenue. The dollar decrease in cost of product revenue was primarily due the continued migration to subscription-based products, partially offset by a $1.9 million inventory obsolescence charge in the third quarter of 2017 associated with the switch from packaged perpetual products to subscription-based offerings in the retail channel of the Consumer segment.
Gross Profit
Gross profit decreased $3.4 million to $114.6 million for the nine months ended September 30, 2017 compared to $118.0 million for the nine months ended September 30, 2016. Gross profit percentage decreased to 82% for the nine months ended September 30, 2017 as compared to 83% and the nine months ended September 30, 2016.
Operating Expenses

	Nine Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$71,859	$86,694	$(14,835)	(17.1)%
Research and development	19,143	19,666	(523)	(2.7)%
General and administrative	25,654	30,864	(5,210)	(16.9)%
Impairment	—	3,930	(3,930)	(100.0)%
Lease abandonment and termination	—	30	(30)	(100.0)%
Total operating expenses	$116,656	$141,184	$(24,528)	(17.4)%
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

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cost of revenue	$313	$567
Sales and marketing	426	2,287
Research and development	332	912
General and administrative	110	1,417
Total	$1,181	$5,183
Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2017 were $71.9 million, a decrease of $14.8 million, or 17%, from the nine months ended September 30, 2016. As a percentage of total revenue, sales and marketing expenses decreased to 51% for the nine months ended September 30, 2017 from 61% for the nine months ended September 30, 2016. The decrease in sales and marketing expense was primarily due to decreases in media spend, payroll and benefits, professional services, and rent expense. Media expenses decreased $9.1 million due to the change in focus in the general consumer market. Payroll and benefit expense decreased $3.4 million due primarily to salary savings from a reduction in headcount and lower severance expenses. Professional services expenses declined driven by reduced spending in call centers.

Rent expense decreased $0.8 million related to the relocation of the corporate headquarters. We intend to continue to optimize our Consumer media and marketing costs and manage the Consumer business for profitability and plan to manage the sales and marketing expenses to drive these results.
Research and Development Expenses
Research and development expenses were $19.1 million for the nine months ended September 30, 2017, a slight decrease of $0.5 million, or 3%, from the nine months ended September 30, 2016. As a percentage of total revenue, research and development expenses were flat at 14% for the nine months ended September 30, 2017 and the nine months ended September 30, 2016. In the near term we will focus our product investment on Lexia and key Enterprise & Education Language initiatives.
General and Administrative Expenses
General and administrative expenses decreased $5.2 million to $25.7 million for the nine months ended September 30, 2017 compared to $30.9 million for the nine months ended September 30, 2016. As a percentage of revenue, general and administrative expenses decreased to 18% for the nine months ended September 30, 2017 from 22% for the nine months ended September 30, 2016. The decrease in general and administrative expenses was due to reductions in professional services, amortization expense, and bad debt expense. Professional services fees declined $2.9 million due to the absence of external strategic advisor costs compared to 2016 and also due to lower external audit fees and decreased legal fees. Amortization expense decreased $1.2 million due to the completed amortization of multiple projects in 2016. Bad debt expense decreased $0.6 million due to better collection efforts.
Impairment
There were no impairment expenses for the nine months ended September 30, 2017. The $3.9 million impairment in the nine months ended September 30, 2016 was due to the 2016 impairments related to Fit Brains goodwill of $1.7 million, intangible assets of $1.2 million, and the abandonment of a previously capitalized software project that no longer aligned to our strategic direction.
Lease Abandonment and Termination
Lease abandonment and termination expenses were zero for the nine months ended September 30, 2017 as compared to $30,000 for the nine months ended September 30, 2016.
Interest and Other Income (Expense)

	Nine Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Interest income	$43	$34	$9	26.5%
Interest expense	(383)	(353)	(30)	8.5%
Other income and (expense)	821	2,788	(1,967)	(70.6)%
Total other income and (expense)	$481	$2,469	$(1,988)	(80.5)%
Interest income for the nine months ended September 30, 2017 was $43,000, an increase of $9,000, from the nine months ended September 30, 2016. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the nine months ended September 30, 2017 was $0.4 million, flat as compared to the nine months ended September 30, 2016. Interest expense relates to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the nine months ended September 30, 2017 was income of $0.8 million, an unfavorable change of $2.0 million, from income of $2.8 million for the nine months ended September 30, 2016. The change is primarily attributable to unfavorable foreign exchange fluctuations partially offset by a $0.4 million gain on the sale of our Japan entity.

Income Tax Expense

	Nine Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Income tax expense	$2,361	$1,250	$1,111	88.9%
Our income tax expense for the nine months ended September 30, 2017 was $2.4 million, compared to $1.3 million for the nine months ended September 30, 2016. The increase to tax expense was primarily due to the tax benefits associated with the FitBrains intangible asset impairment in the second quarter of 2016, in addition to the increased pretax income in foreign jurisdictions in the current year-to-date period.
Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at September 30, 2017, consisted of $40.1 million in cash and cash equivalents and short-term investments, an increase of $4.0 million compared to December 31, 2016. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $19.5 million of available credit less $4.0 million in letters of credit have been issued by the Bank on our behalf, resulting in a net borrowing availability of $15.5 million. We are subject to certain financial and restrictive covenants under the credit facility. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of September 30, 2017, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of September 30, 2017 was $7.9 million. As of September 30, 2017, we do not intend to repatriate the cash from our foreign subsidiaries, however, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
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
Cash Flow Analysis

	Nine Months Ended September 30,		2017 Versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$12,677	$(5,946)	$18,623	(313.2)%
Net cash used in investing activities	$(8,791)	$(9,590)	$799	(8.3)%
Net cash used in financing activities	$(222)	$(575)	$353	(61.4)%
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017, was $12.7 million. The factors affecting our operating cash flows during the period were our net loss of $3.9 million, adjusted for non-cash charges totaling $12.3 million and a favorable overall change in operating assets and liabilities of $4.3 million. Non-cash items primarily consisted of $9.1 million in depreciation and amortization expense and $3.1 million related to stock based compensation. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $2.4 million and an $8.6 million increase in deferred revenue. The decrease in accounts receivable was primarily related to collection efforts. The increase in deferred revenue was primarily due to the increased bookings in the Literacy segment and a sales shift from our box-based and perpetual download products to subscription product.
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
The dollar change between the net cash provided by operating activities for the nine months ended September 30, 2017 as compared to the net cash used in operating activities for the nine month ended September 30, 2016 was due in part to the positive cash inflows totaling $13.0 million related to the execution of agreements with SOURCENEXT Corporation for the perpetual license of certain intellectual property for exclusive use and sale in Japan. See Note 3 "Divestitures" of Part 1 - Item 1, Financial Statements for a further description of the SOURCENEXT transaction.

Net Cash Used in Investing Activities
Net cash used in investing activities was $8.8 million for the nine months ended September 30, 2017, compared to $9.6 million for the nine months ended September 30, 2016, a change of $0.8 million. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects, slightly decreased $0.7 million, related to the completion of development projects for Catalyst in the second half of 2016.
Net Cash Used In Financing Activities
Net cash used in financing activities was $0.2 million for the nine-month period ended September 30, 2017, compared to $0.6 million for the nine-month period ended September 30, 2016, a change of $0.4 million. Proceeds from the exercise of stock options increased due to the rise in our stock price during the second quarter.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of September 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,668	$541	$1,070	$1,057	$—
Operating leases	9,006	4,559	3,662	785	—
Total	$11,674	$5,100	$4,732	$1,842	$—
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to achieve results or grow effectively.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.
We compete with other companies both within and outside of our industry for talented employees, and we may lose talented employees or fail to attract, train, and retain other talented employees. Any such loss or failure could adversely affect our product sales, financial condition, and operating results. In addition, we may not be able to locate suitable replacements for certain critical employees who leave, or offer employment to potential replacements on reasonable terms, all of which could adversely affect our product sales, financial condition, and operating results.
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

31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

Date: November 2, 2017