Form 10-K
period 2017-12-31
ROSETTA STONE INC
filed 2018-03-07
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $230.9 million as of June 30, 2017 (based on the last sale price of such stock as quoted on the New York Stock Exchange). All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
As of February 28, 2018, there were 22,473,537 shares of common stock outstanding.
Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2018 Annual Meeting of Stockholders to be held on June 18, 2018 are incorporated by reference into Part III.

PART I
FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Report") and other statements or presentations made from time to time by the Company, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects,” or similar words or phrases. These statements may include, but are not limited to, statements related to: our business strategy; guidance or projections related to revenue, Adjusted EBITDA, sales, and other measures of future economic performance; the contributions and performance of our businesses, including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: the risk that we are unable to execute our business strategy; declining demand for our language learning and literacy solutions; the risk that we are not able to manage and grow our business; the impact of any revisions to our pricing strategy; the risk that we might not succeed in introducing and producing new products and services; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds; the risk that we cannot effectively adapt to and manage complex and numerous technologies; the risk that businesses acquired by us might not perform as expected; and the risk that we are not able to successfully expand internationally. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements risks and uncertainties that are more fully described in the Company's filings with the U.S. Securities and Exchange Commission (SEC), including those described below in this Annual Report on Form 10-K in Part I, Item 1A: "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations,” those described elsewhere in this Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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
As our Company has evolved, we believe that our current portfolio of language and literacy products and transition to a SaaS-based delivery model provide multiple opportunities for long-term value creation. We believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe, and we are uniquely positioned with the power of our global brand to meet the growing needs of global learners.
We continue to emphasize the development of products and solutions for Corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer Language segment, where we continue to make product investments serving the needs of passionate language-learners who are mobile, results- focused and value a quality language-learning experience.
To position the organization for success, our focus is on the following priorities:

1.
Grow literacy sales and market share by providing fully aligned digital instruction and assessment tools for K-12, building a direct distribution sales force to augment our historical reseller model, and continuing to develop our implementation services business;

2.
Position our Enterprise & Education Language ("E&E Language") segment for profitable growth by focusing our direct sales on our best geographies and customer segments, partnering with resellers in other geographies and successfully delivering our CatalystTM product to Corporate customers. Catalyst integrates our Foundations, Advantage, and Advanced English for Business products with enhanced reporting, assessment and administrator tools that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

3.
Seek to maximize the benefit of the changes we have made in our Consumer Language products and successfully transition to SaaS delivery to seek additional growth opportunities with a greater emphasis on a streamlined, mobile-oriented product portfolio focused on consumers' demand, while optimizing our marketing spend appropriately;

4.
Seek opportunities to leverage our language assets including our content, tools and pedagogy, as well as our well-known Rosetta Stone brand, through partnerships with leading players in key markets around the world; and

5.	Continue to identify opportunities to become more efficient.
Business Segments
Our business is organized into three operating segments: Literacy, E&E Language, and Consumer Language. The Literacy segment derives revenue under a Software-as-a-Service ("SaaS") model from the sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives language-learning revenues from sales to educational institutions, corporations, and government agencies worldwide under a SaaS model. The Consumer Language segment derives revenue from sales to individuals and retail partners worldwide and is nearing the completion of a SaaS migration from a packaged software business. For additional information regarding our segments, see Note 19 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistently with our current operating segments and definition of segment contribution.
Products and Services
Literacy:
Literacy Solutions: Our Literacy segment is comprised solely of our Lexia business. The Lexia Learning suite of subscription-based English literacy-learning and assessment solutions provide explicit, systematic, personalized learning on foundational literacy skills for students of all abilities. This research-proven technology based approach accelerates reading skills development, predicts students' year-end performance and provides teachers with data-driven action plans to help differentiate instruction. Lexia Reading Core5 is available for all abilities from pre-K through grade 5. PowerUp Literacy is designed for non-proficient readers in grades 6 and above. Lexia RAPID Assessment is a computer-adaptive screener and diagnostic tool for grades K-12 that identifies and monitors reading and language skills to provide actionable data for instructional planning. Lexia's solutions deliver performance data and analysis to enable teachers to monitor and modify their instruction to address specific student needs. These literacy solutions are provided under web-based subscriptions. Our service offerings provide schools with product implementation services to support strong educator and student use. These services are purchased through annual or multi-year service contracts.
E&E Language:
E&E Language-Learning Solutions: Rosetta Stone provides a series of web-based subscriptions to interactive language-learning solutions for schools, business and other organizations that are primarily available online. Our core language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary context-based immersion methodology, speech recognition engine and innovative technology features. Available in 24 languages and designed for beginner to intermediate language learners, Rosetta Stone Foundations builds fundamental language skills. Rosetta Stone Advantage is available for all proficiency levels in 9 of the 24 languages and focuses on improving everyday and business language skills. Our Advanced English for Business solution serves multinational companies seeking to build their employees’ English language proficiency so they are able to communicate and operate in a global business environment. In 2016, we completed the development of Catalyst, which consolidates and aligns our Foundations, Advantage and Advanced English for Business products into a single solution for our enterprise customers. Catalyst provides streamlined access and simplified pricing for the full suite of English and world language learning content, along with assessment, placement, ongoing reporting and demonstration of results, all of which address important customer needs to focus and demonstrate payback. Specifically designed for use with our language-learning solutions, our E&E Language customers may also purchase our audio practice products and live tutoring sessions to enhance the learning experience.
Rosetta Stone offers tailored solutions to help organizations maximize the success of their learning programs. Our current custom solutions include curriculum development, global collaboration programs that combine language education with business culture training, group and live tutoring, and language courses for mission-critical government programs.
Our E&E Language and Literacy customers can maximize their learning solutions with administrative tools, professional services and custom solutions.
Administrative Tools: Our E&E Language and Literacy learning programs come with a set of administrative tools for performance monitoring, and to measure and track learner progress. Administrators can use these tools to access real-time dynamic reports and identify each learner's strengths and weaknesses.
Professional Services: Professional services provide our customers with access to experienced training, implementation and support resources. Our team works directly with customers to plan, deploy, and promote the program for each organization, incorporate learning goals into implementation models, prepare and motivate learners, and integrate the E&E Language and Literacy solutions into technical infrastructure.
Consumer Language:
Rosetta Stone also offers a broad portfolio of technology-based learning products for personal use to the global consumer. Our interactive portfolio of language-learning solutions is powered by our widely recognized brand, and building on our 25-year heritage in language-learning.
Many of our consumer products and services are available in flexible and convenient formats for tablets and smartphones. Our mobile apps enable learners to continue their lessons on the go and extend the learning experience away from a computer. Progress is automatically synchronized across devices to meet our customers' lifestyles. These apps may be available for download through the Apple App Store, Google Play, and Amazon App Store for Android.
Rosetta Stone Language-Learning Solutions: Rosetta Stone provides intuitive, easy-to-use language-learning programs that can be purchased primarily as a software subscription via the web, mobile in-app purchase, or through retail channels.
Our language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary immersion methodology, speech recognition engine and innovative technology features. Beginner to intermediate language-learning products are available in 30 languages to build fundamental language skills. More advanced language-learning products are available in 9 of the 30 languages. We also offer online services to enhance and augment our learners' capabilities. Our Online Tutoring is an online video service that provides either one-on-one or group conversational coaching sessions with native speakers to practice skills and experience direct interactive dialogue. Our current suite of mobile language-learning apps includes companions to our computer-based language-learning apps which enables learners to access their language program anytime anywhere.
Software Development:
Our offering portfolio is a result of significant investment in software development. Our software development efforts include the design and build of software solutions across a variety of devices, pedagogy and curriculum development, and the creation of learning content.  Our development teams build new solutions and enhance or maintain existing solutions. We have specific expertise in speech recognition technology, iterative and customer-focused software development, instructional design, and language acquisition. We continue to evaluate changes to our solutions to strengthen our brand and improve the relevance of our offering portfolio.
Our research and development expenses were $24.7 million, $26.3 million, and $29.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Customers and Distribution Channels
No customer accounted for more than 10% of consolidated revenue during the years ended December 31, 2017, 2016 or 2015. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.
Literacy:
Our Literacy distribution channel in the United States utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia solutions to K-12 schools. International distribution is primarily managed through independent resellers based in the United Kingdom, Australia and New Zealand.
E&E Language:
Our E&E Language distribution channel is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools, colleges and universities, government agencies, not-for-profit organizations, and corporations. Our E&E Language-learning customers include the following:
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
As part of our K-12 customer activities, our Literacy and E&E Language segments interact with employees of school districts including superintendents, procurement officers, principals and teachers.  For instance, we participate in associations and events, including as a sponsor, at which such employees are present.  We also invite these employees to events hosted by us, at which we discuss general educational developments as well as our products and services, and to serve on customer advisory boards to provide feedback on our products and services.  We, sometimes and as permissible, pay the travel expenses of school district employees who attend company-sponsored events or serve on an advisory board.
Consumer Language:
Our Consumer Language distribution channel comprises a mix of our websites, third party e-commerce websites, app-stores, consignment distributors, select retailers, and call centers. We believe these channels complement each other, as consumers who have seen our direct-to-consumer advertising may purchase at our retailers, and vice versa.
Direct to consumer.    Sales generated through our e-commerce website at www.rosettastone.com, app stores such as Google Play and Apple App Store and our call centers.
Indirect to consumer. Sales generated through arrangements with third-party e-commerce websites and consignment distributors such as Software Packaging Associates.

Retailers.    Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples, and others in and outside of the U.S. We may also partner at times with daily deal and home shopping resellers.
Home School.    We promote interest in the language-learning market through advertising in publications focused on home schooling and attending local trade shows.
Sourcing and Fulfillment
Consistent with the SaaS model in our Literacy and E&E Language segments, we have transitioned the Consumer Language segment away from CD-based product sales to a cloud-based software subscription in order to provide an improved learner experience with instant fulfillment and mobile availability, which has also allowed us to, over time, reduce costs associated with physical packaging and distribution.
Our physical inventory utilizes a flexible, diversified and low-cost manufacturing base. We use third-party contract manufacturers, suppliers and distributors to obtain substantially all of our product and packaging components and to manufacture and, increasingly, fulfill finished products. We believe that we have good relationships with our vendors and that there are alternative sources in the event that one or more of these vendors is not available. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with a view to ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.
Competition
Rosetta Stone competes in several categories within the technology-based learning industry, including literacy, enterprise and educational language learning, and consumer language learning.
With Lexia, we compete primarily in the K-12 digital literacy space in the U.S. with Imagine Learning, Scientific Learning, Odyssey (Compass Learning), Renaissance, Houghton Mifflin Harcourt, Curriculum Associates, and iStation.
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
Seasonality
Our business is affected by variations in seasonal trends. Within our Literacy segment and K-12 Language education sales channel, sales are seasonally stronger in the second and third quarters of the calendar year corresponding to the end and beginning of school district budget years. E&E Language segment sales in our government and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Consumer Language sales are affected by seasonal trends associated with the holiday shopping season. In particular, we generate a significant portion of our Consumer Language sales in the fourth quarter during the period beginning on Black Friday through the end of the calendar year.
Our operating segments are affected by different sales-to-cash patterns. Consumer Language sales typically turn to cash more quickly than E&E Language and Literacy sales, which tend to have longer collection cycles. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash.
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

We have twelve U.S. patents, sixteen foreign patents and several U.S. and foreign patent applications pending that cover various aspects of our language-learning and literacy technologies.
We have registered a variety of trademarks, including our primary or house marks, Rosetta Stone, The Blue Stone Logo, Lexia, Lexia PowerUP Literacy, TruAccent, and Catalyst. These trademarks are the subject of either registrations or pending applications in the U.S., as well as numerous countries worldwide where we do business. We have been issued trademark registrations for our yellow color from the U.S. Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we use today and those we develop in the future. We believe that the distinctive marks that we use in connection with our solutions are important in building our brand image and distinguishing our offerings from those of our competitors. These marks are among our most valuable assets.
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
Employees
As of December 31, 2017, we had 992 total employees, consisting of 701 full-time and 291 part-time employees. We have employees in France and Spain who benefit from a collective bargaining agreement. We believe that we have good relations with our employees.
Financial Information by Segment and Geographic Area
For a discussion of financial information by segment and geographic area, see Note 19 of Item 8, Financial Statements and Supplementary Data contained in this Annual Report on Form 10-K.
Available Information
This Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website address is www.rosettastone.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.
The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on November 2, 2017 with the SEC for the period ended September 30, 2017. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.
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
We might not be successful in executing our strategy of focusing on corporate and K-12 learners and passionate language learners.
We are continuing to implement our strategy to emphasize the development of products and solutions for corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer Language segment, where we continue to make product investments serving the needs of passionate language learners who are mobile, results-focused and value a quality language-learning experience. If we do not successfully execute our strategy, our revenue and profitability could decline, which could have an adverse effect on our business and financial results.
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
Many of the current and potential competitors in our Literacy and E&E Language segments have substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition in some locations, as well as in some cases, lower costs. Some competitors offer more differentiated products (for example, online learning as well as physical classrooms and textbooks) that may allow them to more flexibly meet changing customer preferences. The resources of our competitors also may enable them to respond more rapidly to new or emerging technologies and changes in customer requirements and preferences and to offer lower prices than ours or to offer free language-learning software or online services. We may not be able to compete successfully against current or future competitors.
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading, and conversation by means of podcasts and MP3s, mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means, which compete with our Consumer Language segment. We estimate that there are thousands of free mobile applications on language-learning; free products are provided in at least 50 languages by private companies, universities, and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors that are focused more on user acquisition rather than profitability and funded by venture capital may be able to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may generally become less interested in language learning. Although we also offer free products such as mobile apps, if we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying customers, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
Historically a substantial portion of our revenue has been generated from our Consumer Language business. If we fail to accurately anticipate consumer demand and trends in consumer preferences, our brands, sales and customer relationships may be harmed.
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
Our success depends in part upon the continued adoption by organizations and potential customers of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that could result from offering courses online. If the acceptance of technology-based education does not continue to grow, our ability to continue to grow our Literacy and E&E Language businesses could be impaired.
We depend on discretionary consumer spending in the Consumer Language segment of our business. Adverse trends in general economic conditions, including retail and online shopping patterns or consumer confidence, as well as other external consumer dynamics may compromise our ability to generate revenue.
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

Because a portion of our Consumer Language sales are made to or through retailers and distributors, none of which has any obligation to sell our products, the failure or inability of these parties to sell our products effectively could reduce our revenue and profitability.
We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are concentrated on a key group that is comprised of a mix of websites, such as Amazon.com and the Apple App Store, select retail resellers such as Barnes & Noble, Best Buy, Target, Books-a-Million, and Staples, and consignment distributors such as Software Packaging Associates.
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
We continue to test and offer changes to the pricing of our products. If we reduce our prices in an effort to increase our sales, this could have an adverse impact on our revenue to the extent that unit sales do not increase in a sufficient amount to compensate for the lower pricing. Reducing our pricing to individual consumers could also cause us to have to lower pricing to our E&E Language customers. Any increase in the taxation of online sales could have the effect of a price increase to consumers and could cause us to have to lower our prices or could cause sales to decline. It is uncertain whether we will need to lower prices to effectively compete and what other short-term or long-term impacts could be.
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
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing, including our ability to:

•	appropriately and efficiently allocate our marketing for multiple products;

•	accurately identify, target and reach our audience of potential customers with our marketing messages;

•	select the right marketplace, media and specific media vehicle in which to advertise;

•	identify the most effective and efficient level of spending in each marketplace, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs;

•	differentiate our products as compared to other products;

•	create greater awareness of our new products, our brands and learning solutions;

•	drive traffic to our e-commerce website, call centers, distribution channels and retail partners; and

•	convert customer inquiries into actual orders.
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
Our international businesses may not succeed and may impose additional and unique risks.
In March 2016, as part of the 2016 Restructuring Plan, we initiated actions to withdraw our direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the E&E Language offerings, transitioning to indirect sales channels through reseller and other arrangements with third parties in those geographies. We also have optimized certain of our website sales channels in Europe, Asia and Latin America. If we are unable to conduct our international operations successfully and market, sell, deliver and support our products and services internationally to the extent we expect, our business, revenue and financial results could be harmed.
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
Our products must interoperate with our customers' computer systems, including the network, security devices and settings, and student learning management systems of our E&E Language and Literacy customers. As a result, we must continually ensure that our products interoperate properly with these varied and customized systems. Changes in operating systems, the technologies we incorporate into our products or the computer systems our customers use may damage our business.
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
Many of our E&E Language and Literacy customers are colleges, universities, primary and secondary schools and school districts, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools and school districts, or other education providers or government agencies that use our products and services could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could adversely affect our overall gross margins.
Some of our E&E Language and Literacy business is characterized by a lengthy and unpredictable sales cycle, which could delay new sales.
We face a lengthy sales cycle between our initial contact with some potential E&E Language and Literacy customers and the signing of license agreements with these customers. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of such E&E Language and Literacy sales. A delay in or failure to complete license transactions could cause us to lose revenue, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential E&E Language and Literacy customers' decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers' budgetary constraints and priorities;

•	the timing of our customers' budget cycles;

•	the need by some customers for lengthy evaluations that often include administrators and faculties; and

•	the length and timing of customers' approval processes.

As we pursue a 100% SaaS-based model for our Consumer Language business and sell our solutions as subscriptions, rather than packaged software, our revenue, results of operations and cash flow could be negatively impacted.
Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recognized 65-90% of the revenue at the time of sale. Certain of our online products are sold under different subscription terms, from short-term (less than one year) to long-term (typically 12- to 36-months) subscriptions with a corresponding license term. Online subscription customers could be less likely to renew their subscriptions beyond the initial term with the effect that we could earn less revenue over time from each customer than historically which could have a substantially negative impact on our revenue, results of operations and cash flow in any quarterly reporting period.
Our revenue is subject to seasonal and quarterly variations, which could cause our financial results to fluctuate significantly.
We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue, cash flows and net income. These variations are primarily related to increased sales of our Consumer Language products and services in the fourth quarter, especially during the holiday selling season, as well as higher sales to governmental, educational institutions, and corporations in the second half of the calendar year. We sell to a significant number of our retailers, distributors and E&E Language customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our E&E Language and Literacy customers may also cause our quarterly results to fluctuate.
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
The U.S. Congress and Trump administration may make substantial changes to fiscal, political, regulatory and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.
Changes in general economic or political conditions in the United States or other regions could adversely affect our business. For example, the administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including education standards and funding, international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, and immigration laws, that could have a materially adverse effect on our business, business opportunities, results of operations and financial condition.
Uncertainty in the global geopolitical landscape from recent events may impede the implementation of our strategy outside the United States.
There may be uncertainty as to the position the United States government will take with respect to world affairs and events. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries. This uncertainty, together with other key global events during recent years (such as the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity), may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with the Company (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets (including the New York Stock Exchange on which our common stock is traded), and (iv) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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
If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products in the future. In the past, we have encountered product development delays due to errors or defects. We would expect that, despite our testing, errors could be found in new products and product enhancements in the future. Significant errors in our products or services could lead to, among other things:

•	delays in or loss of marketplace acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades for Consumer Language, Literacy and E&E Language customers;

•	injury to our reputation;

•	increased service expenses or payment of damages; or

•	costly litigation.
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
To the extent we face economic difficulties, our revenue, profitability and cash flows could be significantly reduced. A liquidity shortfall may delay certain development initiatives or may expose us to a need to negotiate further funding. While we anticipate that our existing cash and cash equivalents, together with availability under our existing revolving credit facility, cash balances and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. A lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity securities would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new products, services and technologies.
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
In addition, the United States government and other governments are considering and may adopt tax reform measures that could impact future effective tax rates favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. For instance, on December 22, 2017, President Donald Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). The exact ramifications of the legislation are subject to interpretation and could have a material impact on our financial position and/or results of operations. We continue to analyze the full impact of enacted legislation and additional guidance as provided.  Further, any changes to the U.S. or any foreign jurisdictions’ tax laws, tax rates, or the interpretation of such tax laws, including the Base Erosion Profit Shifting project being conducted by the Organization for Economic Co-operation and Development could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form any other legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.
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
We own several U.S. trademark registrations, including registrations of Rosetta Stone, the Blue Stone logo, Lexia, TruAccent, Lexia PowerUP Literacy and Catalyst trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the U.S. and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
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
Provisions in our second amended and restated certificate of incorporation and third amended and restated bylaws, and in the Delaware General Corporation Law, may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our Company would be beneficial to the interests of our stockholders. Any provision of our second amended and restated certificate of incorporation or third amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our Company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2017, our corporate headquarters are located in Arlington, Virginia, where we occupy approximately 13,000 square feet of space on the top floor of an office building under a lease that ends January 31, 2020. For more information about our Arlington, Virginia lease and subleases, please see Note 14 of Item 8, Financial Statements and Supplementary Data. We currently own one facility in Harrisonburg, Virginia, that provides operations and customer support services.
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
Item 3.    Legal Proceedings
In late December 2017, we received a demand letter on behalf of two California customers who allege that they were improperly charged for automatic renewal of their products.  We express no opinion on the outcome or the potential risk of liability to the Company.
Additional information with respect to this item may be found in Note 16 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." There were approximately 88 stockholders of record of our common stock as of February 28, 2018 when the last reported sales price of our common stock on the NYSE was $13.69 per share. The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
Year ended December 31, 2017
Fourth Quarter	$13.46	$9.51
Third Quarter	10.75	8.89
Second Quarter	12.18	9.79
First Quarter	9.75	7.58
Year ended December 31, 2016
Fourth Quarter	$9.20	$6.80
Third Quarter	9.22	7.44
Second Quarter	8.46	6.68
First Quarter	8.60	6.17
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents the total number of shares of the Company’s common stock that it purchased during the fourth quarter of 2017, the average price paid per share, the number of shares that the Company purchased as part of its publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
October 2017	—	$—	—
November 2017	—	$—	—
December 2017	—	$—	—
Total	—	$—	—	$13,565
_____________________________________________________________________________

(1)	A program covering the repurchase of up to $25.0 million of the Company's common stock was initially announced on August 22, 2013.

Our revolving credit facility contains financial and restrictive covenants that, among other restrictions and subject to certain limitations, limit our ability to repurchase our shares.
Stockholder Return Performance Presentation
The following graph compares the change in the cumulative total stockholder return on our common stock during the 5-year period from December 31, 2012 through December 31, 2017, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rosetta Stone Inc., the NYSE Composite Index,
and SIC code 7372 index

$300
$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Rosetta Stone Inc.
NYSE Composite
SIC code 7372 index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
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
Item 6.    Selected Consolidated Financial Data
The following tables set forth selected consolidated statement of operations data, balance sheet data, and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8. Financial Statements and Supplementary Data.” Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2017	2016(1)	2015(2)	2014(3)	2013(4)
	(in thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$184,593	$194,089	$217,670	$261,853	$264,645
Gross profit	150,972	159,768	179,143	208,799	218,931
Loss from operations	(4,501)	(26,920)	(43,813)	(78,850)	(18,442)
Net loss	(1,546)	(27,550)	(46,796)	(73,706)	(16,134)

Loss per share attributable to common stockholders:
Basic	$(0.07)	$(1.25)	$(2.17)	$(3.47)	$(0.75)
Diluted	$(0.07)	$(1.25)	$(2.17)	$(3.47)	$(0.75)

Other Selected Data:
Total stock-based compensation expense	$4,141	$4,906	$7,195	$6,762	$9,241
Total intangible amortization expense	$3,839	$4,351	$5,192	$6,263	$1,822
_______________________________________________________________________________

(1)
As discussed in Notes 1 and 13 of Item 8, Financial Statements and Supplementary Data, the Company announced and initiated restructuring actions in the first quarter of 2016 to exit the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of its E&E Language offerings. Under this initiative, the Company made headcount reductions, office lease terminations, and other cost reductions in France, China, Brazil, Canada, Spain, Mexico, U.S. and the U.K.

(2)
The Company undertook restructuring actions in the first quarter of 2015 to focus on the E&E Language business and optimize the Consumer Language business for profitability. Under this initiative, the Company undertook headcount and cost reductions to areas including Consumer Language sales and marketing, Consumer Language product investment, and general and administrative functions.

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

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,964	$36,195	$47,782	$64,657	$98,825
Total assets	194,755	194,310	228,543	288,173	290,776
Total deferred revenue	151,263	141,457	142,748	128,169	78,857
Notes payable and capital lease obligation	2,300	2,559	3,143	3,748	242
Total stockholders' equity (deficit)	2,423	(1,659)	22,410	63,445	131,243

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
The Literacy segment derives the majority of its revenue from sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer Language segment derives the majority of revenue from sales of language-learning solutions to individuals and retail partners. Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our E&E Language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Our Consumer Language distribution channel comprises a mix of our call centers, websites, app-stores, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Books-a-Million, Staples, consignment distributors such as Software Packaging Associates, and daily deal partners. In September 2017, Wynit Distribution LLC, one of our retail partners, filed for bankruptcy. We are in the process of moving the impacted business to other retailers and do not expect this to have a significant operational or financial impact to our business.
As our Company has evolved, we believe that our current portfolio of language and literacy products and transition to a SaaS-based delivery model provides multiple opportunities for long-term value creation. We believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe, and we are uniquely positioned with the power of our global brand to meet the growing needs of global learners.
We continue to emphasize the development of products and solutions for Corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer Language segment where we continue to make product investments serving the needs of passionate language learners who are mobile, results-focused and value a quality language-learning experience.
To position the organization for success, our focus is on the following priorities:

1.
Grow literacy sales by providing fully aligned digital instruction and assessment tools for K-12, building a direct distribution sales force to augment our historical reseller model, and continuing to develop our implementation services business;

2.
Position our E&E Language business for profitable growth by focusing our direct sales on our best geographies and customer segments, partnering with resellers in other geographies and successfully delivering our Catalyst product to Corporate customers. Catalyst integrates our Foundations, Advantage, and Advanced English for Business products with enhanced reporting, assessment, and administrator tools that offers a simple, more modern, metrics-driven suite of tools that are results-oriented and easily integrated with leading corporate language-learning systems;

3.
Seek to maximize the benefit of the changes we have made in our Consumer Language products and successfully transition to SaaS delivery to seek additional growth opportunities with a greater emphasis on a streamlined, mobile-oriented product portfolio focused on customers' demand, while optimizing our marketing spend appropriately;

4.
Seek opportunities to leverage our language assets including our content, tools and pedagogy, as well as our well-known Rosetta Stone brand, through partnerships with leading players in key markets around the world, and

5.	Continue to identify opportunities to become more efficient.
In March 2016, we announced the 2016 Restructuring Plan ("2016 Restructuring Plan"), outlining our withdrawal of the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the E&E Language offerings. These operations added sales, but at too high a cost and without the near-term ability to capture scale efficiencies. Where appropriate, we will seek to operate through partners in the geographies being exited. We have also substantially completed the closure of our software development operations in France and China. These actions were in addition to the 2015 Restructuring Plan to accelerate and prioritize our focus on satisfying the needs of the more passionate learners in the U.S. and select non-U.S. geographies in the Consumer Language segment. In March 2015, we initiated a plan (the "2015 Restructuring Plan") to make reductions to Consumer Language sales and marketing, Consumer Language product investment, and general and administrative costs. See Note 2 and Note 13 of Item 8, Financial Statements and Supplementary Data for additional information about these strategic undertakings.
Over the last few years, our Consumer Language strategy has been to shift more and more of our Consumer Language business to online subscriptions, which feature access across the web and apps, and away from perpetual digital download and CD packages. We believe that these online subscription formats provide customers with an overall better experience, flexibility to use our products on multiple platforms (tablets, smartphones and computers), and provide a more economical and relevant way for us to deliver our products to customers. We expect the trend in Consumer Language subscription sales to continue as customer preferences move towards mobile experiences. We expect the final portion of this transition to subscription sales will be complete in the first half of 2018.
We currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution. See Note 19 of Item 8, Financial Statements and Supplementary Data for additional information about recent changes to the definition and presentation of segment contribution.
For the year ended December 31, 2017, Literacy segment contribution increased to $5.0 million with segment contribution margin of 11% as compared to a segment contribution of $1.5 million and a segment contribution margin of 4% for the year ended December 31, 2016. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by increases in direct research and development expenses, cost of sales, and sales and marketing expenses due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. Before shared Language research and development expense, E&E Language segment contribution decreased to $26.9 million with a segment contribution margin of 41% for the year ended December 31, 2017, compared to $29.1 million with a segment contribution margin of 40% for the year ended December 31, 2016. The dollar decrease was primarily due to lower revenue while the slight margin improvement reflects lower direct expenses, primarily sales and marketing expenses and cost of sales. Consumer Language segment contribution increased to $24.8 million with a contribution margin of 33% for the year ended December 31, 2017, from $21.5 million with a contribution margin of 24% for the year ended December 31, 2016. The dollar and margin increases were primarily due to a reduction in direct sales and marketing expense year over year.
For the year ended December 31, 2016, Literacy segment contribution increased to $1.5 million with segment contribution margin of 4% for the year ended December 31, 2016 as compared to a segment contribution of negative $3.5 million and a segment contribution margin of negative 16% for the year ended December 31, 2015. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, offset by an increase in sales and marketing expense due to the transition to a direct sales team and support infrastructure. The margin improvement partially related to the effect of purchase accounting that will diminish over time. E&E Language segment contribution increased to $29.1 million with a segment contribution margin of 40%, compared to $22.8 million with a segment contribution margin of 30% for the year ended December 31, 2015. The dollar and margin increases were primarily due to the cost reduction initiatives in early 2016 as compared to the prior year. Consumer Language segment contribution decreased to $21.5 million with a contribution margin of 24% for the year ended December 31, 2016, from $30.7 million with a contribution margin of 26% for the year ended December 31, 2015. The dollar and margin decreases were primarily due to a decrease in Consumer Language revenue of $31.7 million.
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
In the Consumer Language market, our perpetual product software is often bundled with our short-term online conversational coaching and online community services and sold as a package. Approximately $39 in revenue per unit is derived from these short-term online services. As a result, we typically defer 10% to 35% of the revenue of each of these bundled sales to be recognized over the term of the service period. The content of our perpetual product software and our web-

based language-learning subscription offerings are the same. We offer our customers the ability to choose which format they prefer without differentiating the learning experience.
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer Language products predominantly through our direct sales channels, primarily utilizing our websites and call centers, which we refer to as our direct-to-consumer channel. We also distribute our Consumer Language products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our E&E Language, Literacy, and our Consumer Language segments because the customers and revenue drivers of these channels are different.
Literacy segment sales are seasonally strongest in the third quarter of the calendar year corresponding to school district budget years. Within our E&E Language segment, sales in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Consumer Language sales are affected by seasonal trends associated with the holiday shopping season. We expect these trends to continue.
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
General and Administrative.    General and administrative expenses consist primarily of shared services, such as personnel costs of our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees including professional service fees related to other corporate expenses.
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
For multiple element arrangements that contain perpetual software products and related online services, we allocate the total arrangement consideration to the deliverables based on the existence of vendor-specific objective evidence of fair value ("VSOE"). We generate a portion of Consumer Language revenue from the CD and digital download formats of the Rosetta Stone language-learning product which are typically multiple-element arrangements that contain two deliverables: perpetual software, delivered at the time of sale, and online service, which is considered an undelivered software-related element. The online service includes access to conversational coaching services. Because we only sell the perpetual language-learning software on a stand-alone basis in our homeschool version, we do not have a sufficient concentration of stand-alone sales to establish VSOE for the perpetual product. Where VSOE of the undelivered online services can be established, arrangement consideration is allocated using the residual method. We determine VSOE by reference to the range of comparable stand-alone renewal sales of the online service. We review these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice. Where VSOE of the undelivered online services cannot be established, revenue is deferred and recognized commensurate with the delivery of the online services.
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
Stock-Based Compensation
All stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date. For options granted with service and/or performance conditions, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted with market-based conditions, the fair value of each grant is estimated on the date of grant using the Monte-Carlo simulation model. These methods require the use of estimates, including future stock price volatility, expected term, risk-free interest rate, and forfeitures.
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
Our restricted stock and restricted stock unit grants are accounted for as equity awards. Stock-based compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards are accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimate. In any period in which we determine the achievement of the performance metrics is not probable, we cease recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. Stock compensation expense is recognized based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates were applied in the expense calculation.
Goodwill
The value of goodwill is primarily derived from the acquisition of Rosetta Stone Ltd. (formerly known as Fairfield & Sons, Ltd.) in January 2006, the acquisition of certain assets of SGLC International Co. Ltd ("SGLC") in November 2009, the acquisitions of Livemocha and Lexia in 2013, and the acquisition of Tell Me More in 2014.
We routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework and we test goodwill for impairment annually on June 30 of each year at the reporting unit level using a fair value approach or more frequently, if impairment indicators arise. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The factors that we consider important in a qualitative assessment and which could trigger a quantitative test include, but are not limited to: a significant decline in the market value of our common stock for a sustained period; a material adverse change in economic, financial, market, industry, or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any.
For our annual goodwill test performed at June 30 2017, we began our annual test with the qualitative test. We concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with remaining goodwill balances is less than the carrying value. Accordingly, a quantitative impairment test was not performed and no goodwill impairment charges were recorded in connection with the annual impairment test. There was no impairment of goodwill during the year ended December 31, 2017.
We recognized $1.7 million and $5.6 million in goodwill impairment expense associated with our Fit Brains business during the years ended December 31, 2016 and December 31, 2015, respectively. These impairment charges represent the full impairment of all intangible assets associated with the Fit Brains business.
For additional risk factors which could affect the assumptions used in our qualitative and quantitative evaluations of our reporting units, see the section titled "Risk Factors" in Part I, Item 1A of this Report. Accordingly, we cannot provide assurance that the assumptions, estimates and values used in our assessment will be realized and actual results could vary materially.

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
For our annual indefinite-lived intangible asset test performed at December 31, 2017, we began our annual test with the qualitative test. As of December 31, 2017, we concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that our indefinite-lived intangible asset was impaired.
We recognized intangible asset impairment expense of $1.2 million in 2016 related to the full impairment of the tradename, developed technology, and customer relationship long-lived intangible assets associated with our Fit Brains business. There were no impairments of intangible assets during the years ended December 31, 2017 and December 31, 2015.
Valuation of Long-Lived Assets
As part of our internal control framework we evaluate the recoverability of our long-lived assets. An impairment of long-lived assets is recognized in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. During 2016 and 2015, we recorded $1.0 million and $1.1 million in impairment expense related to the abandonment of software projects that were previously capitalized, while there were no such impairments in 2017.
Restructuring Costs
Restructuring or other employee severance plans have been initiated in each of the years ended December 31, 2017, 2016 and 2015 to reduce headcount and other costs in order to support our strategic shift in business focus. In connection with these plans, we incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in Cost of sales and the Sales and marketing, Research and development, and General and administrative operating expense categories in our consolidated statements of operations.
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
During 2017, 2016, and 2015, we recorded $1.2 million, $5.2 million, and $8.8 million in restructuring costs related to our recent restructuring plans and other employee severance actions.
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
As of December 31, 2017, a full valuation allowance exists for the U.S., China, Hong Kong, Mexico, Spain, Brazil, and France where we have determined the deferred tax assets will not more likely than not be realized.
All of the jurisdictions mentioned above have cumulative losses for the most recent year ended December 31, 2017. The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
As of December 31, 2017 and 2016, our net deferred tax liability was $2.0 million and $6.2 million, respectively.
The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of Tax Reform are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
We have estimated the impact of certain tax effects of the Tax Reform enacted on December 22, 2017, including the reduction in the U.S. corporate income tax rate to 21 percent, deferred tax assets scheduled to reverse in subsequent years will result in net operating losses with an unlimited carryforward, and a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The final impact of Tax Reform may differ from these estimates, due to, among other things, changes in interpretations, additional guidance that may be issued by the Internal Revenue Service or state and local authorities, and any updates or changes to estimates we have utilized to calculate the transition impact. Therefore, our accounting for the elements of Tax Reform is incomplete. However, we were able to make reasonable estimates of the effects of Tax Reform. We will complete our accounting for these items during 2018, after completion of our 2017 U.S. income tax return.

The Tax Reform also includes significant provisions that are not yet effective but may impact income taxes in future years. These provisions include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation of net operating losses generated after 2017 to 80 percent of taxable income, the inclusion of commissions and performance-based compensation in determining the excess compensation limitation, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). We are still evaluating what our policy election will be to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.
Going Concern Assessment
As part of our internal control framework, we routinely perform an assessment to determine the Company's ability to continue as a going concern. As further described below, we have concluded based on projections that the cash balance, funds available from the line of credit, and the cash flows from operations are sufficient to meet the liquidity needs through the one year period following the financial statement issuance date.
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of March 7, 2018.
The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. The inputs that we considered important in a going concern analysis, include, but are not limited to, our 2018 cash flow forecast, 2018 operating budget, and long-term plan that extends beyond 2018. These inputs consider information including, but not limited to, our financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.
We have considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 7, 2018, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that we will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
Recently Issued Accounting Standards
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Subscription and service	$168,442	$154,336	$151,701
Product	16,151	39,753	65,969
Total revenue	184,593	194,089	217,670
Cost of revenue:
Cost of subscription and service revenue	26,082	23,676	21,629
Cost of product revenue	7,539	10,645	16,898
Total cost of revenue	33,621	34,321	38,527
Gross profit	150,972	159,768	179,143
Operating expenses
Sales and marketing	96,660	114,340	136,084
Research and development	24,747	26,273	29,939
General and administrative	34,066	40,501	50,124
Impairment	—	3,930	6,754
Lease abandonment and termination	—	1,644	55
Total operating expenses	155,473	186,688	222,956
Loss from operations	(4,501)	(26,920)	(43,813)
Other income and (expense):
Interest income	66	46	23
Interest expense	(491)	(470)	(378)
Other income and (expense)	881	2,297	(1,469)
Total other income and (expense)	456	1,873	(1,824)
Loss before income taxes	(4,045)	(25,047)	(45,637)
Income tax (benefit) expense	(2,499)	2,503	1,159
Net loss	$(1,546)	$(27,550)	$(46,796)
Loss per share:
Basic	$(0.07)	$(1.25)	(2.17)
Diluted	$(0.07)	$(1.25)	$(2.17)
Common shares and equivalents outstanding:
Basic weighted average shares	22,244	21,969	21,571
Diluted weighted average shares	22,244	21,969	21,571
Stock-based compensation included in:
Cost of revenue	69	48	101
Sales and marketing	561	998	1,327
Research and development	255	709	841
General and administrative	3,256	3,151	4,926
Total stock-based compensation expense	$4,141	$4,906	$7,195

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016
Our total revenue decreased $9.5 million to $184.6 million for the year ended December 31, 2017, from $194.1 million for the year ended December 31, 2016. The change in total revenue was primarily due to a decrease in Consumer Language revenue of $12.2 million and a decrease in E&E Language revenue of $6.8 million, which were partially offset by an increase in Literacy revenue of $9.5 million.
We reported an operating loss of $4.5 million for the year ended December 31, 2017, an improvement compared to an operating loss of $26.9 million for the year ended December 31, 2016. Operating expense decreased $31.2 million, comprised of decreases of $17.7 million in sales and marketing expense, $6.4 million in general and administrative expense, $3.9 million in impairment expense, $1.6 million in lease abandonment and termination expense, and $1.5 million in research and development expense. The declines in operating expense reflect the continued savings as a result of the 2015 and 2016 Restructuring Plans and other ongoing expense reduction actions. The $31.2 million reduction in operating expenses was partially offset by a decrease in gross profit of $8.8 million, driven by a $9.5 million decrease in revenue.
Revenue by Operating Segment
The following table sets forth revenue for our three operating segments for the years ended December 31, 2017 and 2016:

	Year ended December 31,				2017 versus 2016
	2017		2016		Change	% Change
	(in thousands, except percentages)
Literacy	$43,608	23.6%	$34,123	17.6%	$9,485	27.8%
E&E Language	65,267	35.4%	72,083	37.1%	$(6,816)	(9.5)%
Consumer Language	75,718	41.0%	87,883	45.3%	$(12,165)	(13.8)%
Total Revenue	$184,593	100.0%	$194,089	100.0%	$(9,496)	(4.9)%
Literacy Segment
Literacy revenue increased $9.5 million, or 28%, from $34.1 million for the year ended December 31, 2016 to $43.6 million for the year ended December 31, 2017, partially reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $45.4 million for the year ended December 31, 2017 compared to $38.4 million for the year ended December 31, 2016, and the Literacy pro-forma growth would have been 18% year-over-year. The organic growth in Literacy revenue was primarily driven by a larger and more mature direct sales force in 2017 as compared to 2016, which drove stronger renewal rates, an increase in new business, and an increase in professional services. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale.
E&E Language Segment
E&E Language revenue decreased $6.8 million, or 9%, from $72.1 million for the year ended December 31, 2016 to $65.3 million for the year ended December 31, 2017. The decrease in E&E Language revenue reflects a decrease of $3.6 million and $2.9 million in the corporate channel and education channel, respectively. Included within these declines is the reduction in revenue of $3.1 million from marketplaces exited due to the execution of our strategy to withdraw our direct presence in unprofitable geographies and manage the E&E Language business for profitable growth. Where appropriate, we will seek to operate in the geographies we exit through partners. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Language Segment
Consumer Language revenue decreased $12.2 million, or 14%, from $87.9 million for the year ended December 31, 2016 to $75.7 million for the year ended December 31, 2017. This decrease was largely due to a deliberate $8.9 million reduction in revenue in the direct-to-consumer sales channel due to the completed transformation from perpetual products, that are recognized up front, to subscriptions that are recognized over time. Revenue from the global retail sales channel declined $1.7 million as the sales channel began to experience the delay in revenue recognition associated with the shift from perpetual packaged products to subscription offerings. We expect revenue within the global retail sales channel will decline in 2018 as we complete the retail transition from perpetual to subscriptions. In connection with our recent shift in strategy, we will invest in the mobile and English-learning to drive growth. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

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
The following table sets forth revenue for subscription and service revenue and product revenue for the years ended December 31, 2017 and 2016:

	Year ended December 31,				2017 versus 2016
	2017		2016		Change	% Change
	(in thousands, except percentages)
Subscription and service revenue	$168,442	91.3%	$154,336	79.5%	$14,106	9.1%
Product revenue	16,151	8.7%	39,753	20.5%	(23,602)	(59.4)%
Total revenue	$184,593	100.0%	$194,089	100.0%	$(9,496)	(4.9)%
Subscription and Service Revenue
Subscription and service revenue increased $14.1 million, or 9%, to $168.4 million for the year ended December 31, 2017 from $154.3 million for the year ended December 31, 2016. An increase in Literacy segment revenue, which entirely falls within the subscription and service revenue category, contributed $9.5 million of the $14.1 million increase. As earlier noted, the 28% increase in Literacy revenue was due to organic growth and maturity of the direct sales force, which drove stronger renewal rates, an increase in new business, and an increase in professional services. Consumer Language subscription and service revenue increased by $9.3 million, reflecting the migration from perpetual products, which were historically recognized up-front, to subscriptions, which are recognized over time. This SaaS migration was substantially completed in the direct-to-consumer sales channel in 2017. The revenue impact for the Consumer Language retail channel SaaS migration is expected to occur in 2018. In the Consumer Language segment, we have begun shifting sales from our box-based and perpetual download products to subscription products. Historically, customers in the Consumer Language segment using our longer-length subscription products (greater than a one-year term) have generally only stayed for the duration of the subscription period. We are selling shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new segment demographics. As our Consumer Language products are sold through shorter-term subscriptions, cash from those sales will be spread over the initial sale period and any subsequent renewals. We expect the global retail transition to subscription sales will be complete in the first half of 2018. Within the E&E Language segment, the education channel and corporate channel declined by $2.4 million and $2.2 million, respectively, due in part to the marketplaces exited in unprofitable geographies.
Product Revenue
Product revenue decreased $23.6 million, or 59%, to $16.2 million during the year ended December 31, 2017 from $39.8 million during the year ended December 31, 2016. Product revenue decreased $19.5 million in the direct-to-consumer sales channel due to the SaaS migration completed in 2017 from perpetual products to subscription offerings. Product revenue also declined in the global retail channel by $1.5 million. We expect the revenue impact from the SaaS migration on the retail channel will be realized in 2018 which will result in a decline in product revenue in the future. We expect the global retail transition to subscription sales will be complete in the first half of 2018.

Cost of Subscription and Service Revenue, Cost of Product Revenue, and Gross Profit
The following table sets forth cost of subscription and service revenue, cost of product revenue, and gross profit for the years ended December 31, 2017 and 2016:

	Year ended December 31,		2017 versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Revenue:
Subscription and service	$168,442	$154,336	$14,106	9.1%
Product	16,151	39,753	(23,602)	(59.4)%
Total revenue	184,593	194,089	(9,496)	(4.9)%
Cost of revenue:
Cost of subscription and service revenue	26,082	23,676	2,406	10.2%
Cost of product revenue	7,539	10,645	(3,106)	(29.2)%
Total cost of revenue	33,621	34,321	(700)	(2.0)%
Gross profit	$150,972	$159,768	$(8,796)	(5.5)%
Gross profit percentages	81.8%	82.3%	(0.5)%
Total cost of revenue slightly decreased $0.7 million, or 2%, for the year ended December 31, 2017 from $34.3 million for the year ended December 31, 2016.
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the year ended December 31, 2017 was $26.1 million, an increase of $2.4 million, or 10% from $23.7 million for the year ended December 31, 2016. As a percentage of subscription and service revenue, cost of subscription and service revenue remained flat at 15% for the years ended December 31, 2017 and December 31, 2016. The dollar increase in cost of subscription and service revenue was primarily due to increases in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we complete the migration of our Consumer Language business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the year ended December 31, 2017 was $7.5 million, a decrease of 29% compared to $10.6 million for the year ended December 31, 2016. As a percentage of product revenue, cost of product revenue increased to 47% for the year ended December 31, 2017 from 27% for the year ended December 31, 2016.  The increase in cost as a percentage of revenue was primarily attributable to the intentional decline in product revenue and a $1.9 million inventory write-down associated with our request to our retail partners to return inventory. The dollar decrease in cost of product revenue is primarily due to the continued migration to subscription-based products, specifically declines of $1.2 million, $0.4 million, and $0.4 million in payroll and benefits, inventory costs, and freight costs, respectively.
Gross Profit
Gross profit was $151.0 million for the year ended December 31, 2017, down $8.8 million compared to the year ended December 31, 2016. Gross profit percentage remained flat at 82% for both the years ended December 31, 2017 and December 31, 2016. The dollar decrease in gross profit was primarily due to the decrease in revenue.

Operating Expenses

	Year ended December 31,		2017 versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$96,660	$114,340	$(17,680)	(15.5)%
Research and development	24,747	26,273	(1,526)	(5.8)%
General and administrative	34,066	40,501	(6,435)	(15.9)%
Impairment	—	3,930	(3,930)	(100.0)%
Lease abandonment and termination	—	1,644	(1,644)	(100.0)%
Total operating expenses	$155,473	$186,688	$(31,215)	(16.7)%
Included within our operating expenses are restructuring charges related to restructuring actions associated with employee severance and related benefits costs incurred in connection with headcount reductions, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs. See Note 2 and Note 13 of Item 8, Financial Statements and Supplementary Data for additional information about these strategic undertakings. The following table presents restructuring costs included in the related line items of our results from operations:

	Year ended December 31,
	2017	2016
	(in thousands)
Cost of revenue	$378	$573
Sales and marketing	411	2,324
Research and development	318	913
General and administrative	100	1,383
Total	$1,207	$5,193
While there were restructuring costs associated with each of the years ended December 31, 2017 and 2016, the severance expenses in 2017 were significantly less than the severance expenses in 2016.
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2017 were $96.7 million, a decrease of $17.7 million, or 15%, from $114.3 million for the year ended December 31, 2016. As a percentage of total revenue, sales and marketing expenses decreased to 52% for the year ended December 31, 2017, from 59% for the year ended December 31, 2016. The decrease in sales and marketing expense was primarily due to decreases in media spend, payroll and benefits, professional services, and rent. Media expenses decreased $11.9 million due to the change in focus in the general consumer market. Payroll and benefit expense decreased $3.2 million primarily due to salary savings from a reduction in headcount and lower severance expenses. Professional services expenses declined $1.4 million related to reduced spending in call centers. Rent expense declined $0.8 million related to the relocation of the corporate headquarters. In the near term, we expect sales and marketing expenses to increase as we make targeted investments for sales growth.
Research and Development Expenses
Research and development expenses were $24.7 million for the year ended December 31, 2017, a decrease of $1.5 million, or 6%, from $26.3 million for the year ended December 31, 2016. As a percentage of revenue, research and development expenses declined slightly to 13% for the year ended December 31, 2017, from 14% for the year ended December 31, 2016. In the near term we will focus our product investment on Lexia and key Language initiatives which are expected to increase our research and development expenses.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2017 were $34.1 million, a decrease of $6.4 million, or 16%, from $40.5 million for the year ended December 31, 2016. As a percentage of revenue, general and administrative expenses decreased to 18% for the year ended December 31, 2017 compared to 21% for year ended December 31, 2016. The decrease in general and administrative expenses was primarily due to reductions in professional services, amortization expense, and bad debt expense. Professional services declined $3.3 million due to the absence of external strategic advisor costs compared to 2016 and also due to lower external audit fees and lower legal fees. Amortization expense decreased $1.4 million due to the completed amortization of multiple projects in 2016. Bad debt expense decreased $0.8 million due to better collection efforts and lower reserve balances. We expect our general and administrative expenses to increase slightly in the near term.
Impairment
There were no impairment expenses for the year ended December 31, 2017. The $3.9 million impairment in the year ended December 31, 2016 was due to the 2016 impairments related to Fit Brains goodwill of $1.7 million, Fit Brains intangible assets of $1.2 million, and a $1.0 million abandonment charge associated with a previously capitalized software project that no longer aligned to our strategic direction.
Lease Abandonment and Termination
There were no lease abandonment and termination expenses for the year ended December 31, 2017. The $1.6 million lease abandonment and termination charge for the year ended December 31, 2016 related to the planned space consolidation of our former headquarters location in Arlington, VA in the fourth quarter of 2016.
Other Income and (Expense)

	Year ended December 31,		2017 versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Interest income	$66	$46	$20	43.5%
Interest expense	(491)	(470)	(21)	4.5%
Other income and (expense)	881	2,297	(1,416)	(61.6)%
Total other income and (expense)	$456	$1,873	$(1,417)	(75.7)%
Interest income for the year ended December 31, 2017 was $0.1 million, a slight increase from the year ended December 31, 2016. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the years ended December 31, 2017 and December 31, 2016 was $0.5 million. Interest expense primarily represents interest on our capital leases and the recognition of our financing fees associated with our undrawn credit facility.
Other income and (expense) for the year ended December 31, 2017 was income of $0.9 million, a decrease of $1.4 million, as compared to income of $2.3 million for the year ended December 31, 2016. The change was primarily attributable to foreign exchange fluctuations.
Income Tax (Benefit) Expense

	Year ended December 31,		2017 versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(2,499)	$2,503	$(5,002)	(199.8)%
Our income tax benefit for the year ended December 31, 2017 was $2.5 million, compared to an income tax expense of $2.5 million for the year ended December 31, 2016. The favorable change was primarily related to the reduction in the corporate tax rate from 35% to 21% under the Tax Reform. This resulted in a deferred tax benefit of $5.5 million, offset by current year tax expense due to profits of operations in Canada, Germany, and the U.K. Additionally, deferred tax expense in 2016 includes the tax impact of the amortization of U.S. indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in certain foreign jurisdictions and in the U.S.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015
Our total revenue decreased to $194.1 million for the year ended December 31, 2016 from $217.7 million for the year ended December 31, 2015. The change in total revenue was primarily due to a decrease in Consumer Language revenue of $31.7 million and a slight decrease in E&E Language revenue of $4.0 million, which were partially offset by an increase in Literacy revenue of $12.2 million.
We reported an operating loss of $26.9 million for the year ended December 31, 2016 compared to an operating loss of $43.8 million for the year ended December 31, 2015. Operating expense decreased $36.3 million, comprised of decreases of $21.7 million in sales and marketing expenses, $9.6 million in general and administrative expenses, $3.7 million in research and development expenses, and $2.8 million in impairment expenses. The decrease in general and administrative expenses and sales and marketing expenses reflects the continued savings as a result of the 2016 and 2015 Restructuring Plans and other ongoing expense reduction actions. The $36.3 million reduction in operating expenses were partially offset by a decrease in gross profit of $19.4 million, driven by a $23.6 million decrease in revenue, partially offset by a decrease of $4.2 million in cost of revenue and a slight increase of $1.6 million in lease abandonment and termination expenses associated with the space consolidation and move to our new headquarters.
Revenue by Operating Segment
The following table sets forth revenue for our three operating segments for the years ended December 31, 2016 and 2015:

	Year ended December 31,				2016 versus 2015
	2016		2015		Change	% Change
	(in thousands, except percentages)
Literacy	$34,123	17.6%	$21,928	10.1%	$12,195	55.6%
E&E Language	72,083	37.1%	76,129	35.0%	(4,046)	(5.3)%
Consumer Language	87,883	45.3%	119,613	55.0%	(31,730)	(26.5)%
Total Revenue	$194,089	100.0%	$217,670	100.0%	$(23,581)	(10.8)%
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
E&E Language Segment
Total E&E Language revenue decreased $4.0 million, or 5%, from $76.1 million for the year ended December 31, 2015 to $72.1 million for the year ended December 31, 2016. The decrease in E&E Language revenue reflects a decrease of $5.3 million in the corporate channel, which was partially offset by increases of $0.7 million and $0.5 million in our non-profit and education sales channels, respectively.
Consumer Language Segment
Consumer Language revenue decreased $31.7 million, or 27%, from the year ended December 31, 2015 to the year ended December 31, 2016. This decrease was largely due to reductions in revenue from our direct-to-consumer, retail, and homeschool sales channels of $18.1 million, $11.6 million, and $2.4 million, respectively. These declines reflect the decision to significantly curtail promotional pricing under our shift in strategy. The reduction in the retail channel was due in part to the planned reduction in the suggested retail value in the U.S. which impacted Consumer Language revenue by $3.6 million. The reduction in homeschool revenue was primarily due to the sale of the Korea entity in the third quarter of 2015.
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
Subscription and Service Revenue
Subscription and service revenue increased $2.6 million, or 2%, to $154.3 million for the year ended December 31, 2016. An increase in Literacy segment revenue, which entirely falls within the subscription and service revenue category, contributed $12.2 million of the $2.6 million increase, due in part to the write-down effects of purchase accounting on the pre-acquisition deferred revenue balances associated with the Lexia acquisition. Within the E&E Language segment, the corporate sales channel decreased by $4.3 million, which was partially offset by an increase in the education sales channel of $0.9 million. Consumer Language segment subscription and service revenue declined in the direct-to-consumer, homeschool, and retail channels of $4.3 million, $1.6 million, and $1.6 million, respectively, due to the Consumer Language decline in revenue associated with our recent shift in strategy to focus on the passionate learner. In the Consumer Language segment, we have begun shifting sales from our box-based and perpetual download products to similarly priced long-term subscription products. However, it is important to note that these subscribers generally only stay for the duration of the subscription period, which could negatively impact our revenue in the future.
Product Revenue
Product revenue decreased $26.2 million, or 40%, to $39.8 million during the year ended December 31, 2016 from $66.0 million during the year ended December 31, 2015. Product revenue primarily decreased $13.8 million and $10.1 million in our direct-to-consumer and retail sales channels, respectively, within the Consumer Language segment. The decrease in retail sales is due in part to the reduction in suggested retail value in the U.S. which negatively impacted product revenue by $3.6 million. Product revenue also decreased due to the ongoing transition of our sales model towards subscription sales rather than perpetual license and box product sales.
Cost of Subscription and Service Revenue, Cost of Product Revenue, and Gross Profit
The following table sets forth cost of subscription and service revenue, cost of product revenue, and gross profit for the years ended December 31, 2016 and 2015:

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
Total cost of revenue decreased $4.2 million for the year ended December 31, 2016 from $38.5 million for the year ended December 31, 2015. The decrease in total cost of revenue was primarily due to a decline in product revenue which also reflects the ongoing shift of the Consumer Language segment towards subscriptions which resulted in decreases in inventory expense, freight and payment processing fees, and professional services. Inventory expense declined $2.7 million due to the decrease in box product sales. Freight and processing fees decreased $2.1 million due to the decrease in box product sales, which was slightly offset by an increase in amortization of capitalized internal-use software costs.
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
In the first quarter of 2016, we announced and initiated actions to exit the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of our E&E Language offerings and to close our software development operations in France and China. In the first quarter of 2015, we announced and initiated actions to reduce headcount and other costs in order to support our 2015 strategic shift in business focus.
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
Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at December 31, 2017 consisted of $43.0 million in cash and cash equivalents and short-term investments, an increase of $6.8 million, from $36.2 million compared to December 31, 2016. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flow from our operations. For the year ended December 31, 2017, we generated $19.3 million cash flows from operations as reflected in our consolidated statements of cash flows.
Our operating segments are affected by different sales-to-cash patterns. Within our E&E Language and Literacy segments, revenue in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Our Consumer Language revenue is affected by seasonal trends associated with the holiday shopping season. Consumer Language sales typically turn to cash more quickly than E&E Language and Literacy sales, which tend to have longer collection cycles. Historically, in the first half of the year we have been a net user of cash and in the second half of the year we have been a net generator of cash. We expect the trend to use cash in the first half of the year and generate cash in the second half of the year to continue.
On October 28, 2014, we executed a Loan and Security Agreement with Silicon Valley Bank ("Bank") to obtain a $25.0 million revolving credit facility. Since the original date of execution, we have executed several amendments to the credit facility to reflect updates to our financial outlook and extend the credit facility. Under the amended agreement, we may borrow up to $25.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. The credit facility has a term that expires on April 1, 2020, during which time we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $15.1 million of available credit less $4.0 million in letters of credit have been issued by the Bank on our behalf, resulting in a net borrowing availability of $11.1 million. We are subject to certain financial and restrictive covenants under the credit facility. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of December 31, 2017, we were in compliance with all of the covenants under the revolving credit agreement.

The total amount of cash that was held by foreign subsidiaries as of December 31, 2017 was $7.6 million. As of December 31, 2017, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Capital Resources
We believe our current cash and cash equivalents, short-term investments, and funds generated from cash flows from operations will be sufficient to meet our cash needs for at least the next twelve months from the date of issuance of this report. We have generated significant operating losses as reflected in our accumulated loss and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, accounts receivable, and accounts payable balances. Borrowings under our credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.
Cash Flow Analysis for the Year ended December 31, 2017 as compared to the year ended December 31, 2016

	Year ended December 31,		2017 versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Net cash provided by operating activities	$19,302	$1,240	$18,062	1,456.6%
Net cash used in investing activities	$(12,822)	$(12,476)	$(346)	2.8%
Net cash used in financing activities	$(118)	$(658)	$540	(82.1)%
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $19.3 million for the year ended December 31, 2017 compared to $1.2 million for the year ended December 31, 2016, a favorable change of $18.1 million. The factors affecting our operating cash flows during the year were our improvement in net loss from $27.6 million to $1.5 million, driven primarily by a reduction in operating expenses. For a summary of the factors that led to the net loss for the year ended December 31, 2017 see "Results of Operations" section above. Non-cash items primarily consisted of $12.0 million in depreciation and amortization expense and $4.1 million in stock-based compensation expense, partially offset by $4.2 million in deferred income tax benefit. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $7.6 million, an increase in deferred revenue of $8.9 million, a decrease in inventory of $3.3 million, partially offset by a decrease in other current liabilities of $6.5 million, a decrease in accounts payable of $1.8 million, and a decrease in other long-term liabilities of $1.2 million. The decrease in accounts receivable was primarily related to improved collection efforts and lower revenues. The increase in deferred revenue was primarily due to the increase in sales in the Literacy segment, a sales shift from our box-based and perpetual download products to subscription product, and the increase in deferred revenue related to a significant transaction in Japan with SOURCENEXT. The decrease in inventory was primarily due to an inventory write down of finished packaged perpetual products due to the transition from box-based and perpetual download products to subscription product. The declines in other current liabilities, accounts payable, and other long-term liabilities reflect the ongoing cost reduction initiatives which resulted in lower operating expenses and fewer obligations due for marketing, advertising, rebates, and general business activities.
The dollar change between the net cash provided by operating activities for the year ended December 31, 2017 as compared to December 31, 2016 was due in part to the positive cash inflows totaling $13.0 million related to the execution of agreements with SOURCENEXT Corporation for the perpetual license of certain intellectual property for exclusive use and sale in Japan. See Note 8 "Divestitures" of Item 8, Financial Statements and Supplementary Data for a further description of the SOURCENEXT transaction.

Net Cash Used in Investing Activities
Net cash used in investing activities was $12.8 million for the year ended December 31, 2017, compared to $12.5 million for the year ended December 31, 2016. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects was slightly higher in 2017 as compared to 2016.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.1 million for the year ended December 31, 2017, compared to $0.7 million for the year ended December 31, 2016. The favorable change was primarily driven by an increase in proceeds from the exercise of stock options due to the rise in our stock price in 2017 as compared to 2016.
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
Contractual Obligations
As discussed in Notes 9 and 16 of Item 8, Financial Statements and Supplementary Data, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,572	$548	$1,085	$939	$—
Operating leases	7,755	4,419	2,746	590	—
Total	$10,327	$4,967	$3,831	$1,529	$—
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
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2017. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013).
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
Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2017 was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics and Business Conduct," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," "Corporate Governance—Compensation Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2017 (the "2018 Proxy Statement").
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
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Compensation Committee" and "Corporate Governance—Interlocks and Insider Participation" in the 2018 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2018 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2018 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2018 Proxy Statement.

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
EXHIBIT INDEX

Index to exhibits
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

10.1	+
2009 Omnibus Incentive Plan, as amended and restated and effective June 12, 2015 (incorporated herein by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-204904) filed on June 12, 2015).

10.2	+	Director Form of Option Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.3	+	Executive Form of Option Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.4	+
Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011 (incorporated herein by reference to Exhibit 10.25 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.5	+
Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards granted May 9, 2016 (incorporated herein by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.6	+
Form of Annual Performance-Based Nonqualified Stock Option Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.7	+
Form of Long-Term Performance-Based Nonqualified Stock Option Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.8	+
Form of Restricted Stock Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on March 17, 2009).

Index to exhibits
10.9	+
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

10.11	+
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

10.13	+
Form of Annual Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.14	+
Form of Long-Term Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.15	+
Policy on Recoupment of Performance Based Compensation (Clawback Policy) (incorporated herein by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.16	+	Rosetta Stone Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.18 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)
10.17
Form of Indemnification Agreement entered into with each director and executive officer (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-153632) filed on September 23, 2008).

10.18
Form of Indemnification Agreement to be entered into with each director and executive officer, revised as of August 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.19	+
Executive Employment Agreement between Rosetta Stone Ltd. and Thomas Pierno effective as of May 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2012).

10.20	+
Director Agreement between Rosetta Stone Inc. and A. John Hass III effective as of November 18, 2014 (incorporated herein by reference to Exhibit 10.31 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.21	+
Executive Employment Agreement between Rosetta Stone Ltd. and A. John Hass III effective as of April 1, 2016 (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.22	+
Executive Employment Agreement between the Company and Sonia Cudd, effective as of January 2, 2015 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.23	*+	Executive Employment Agreement between the Company and Mathew Hulett, effective as of August 4, 2017.
10.24	*+	Executive Employment Agreement between the Company and Nicholas Gaehde, effective as of August 21, 2017.
10.25
Lease Agreement dated as of February 20, 2006, by and between Premier Flex Condos, LLC and Fairfield Language Technologies, Inc., as amended (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on November 5, 2008).

10.26
Sublease Agreement dated as of October 6, 2008, by and between The Corporate Executive Board Company and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on November 5, 2008).

10.27
First Amendment to Sublease Agreement with The Corporate Executive Board, dated as of November 1, 2012 (incorporated herein by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.28
Sub-Sublease Agreement dated as of April 3, 2014, by and between Rosetta Stone Ltd. and The Corporate Executive Board Company (incorporated herein by reference to Exhibit 10.27 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

Index to exhibits
10.29
Sub-Sublease Agreement dated as of July 14, 2016, by and between Rosetta Stone Ltd. and Snagajob.com, Inc. (incorporated herein by reference to Exhibit 10.37 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.30
Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons Ltd. dated as of December 22, 2006 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on January 21, 2009).***

10.31
Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, executed on October 28, 2014 (incorporated herein by reference to Exhibit 99.3 filed to the Company’s Current Report on Form 8-K filed on October 29, 2014).

10.32
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

10.34
Third Amendment to Loan and Security Agreement dated as of June 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.35
Fourth Amendment to Loan and Security Agreement dated as of December 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd (incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.).

10.36
Fifth Amendment to Loan and Security Agreement dated as of March 14, 2016 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.37
Sixth Amendment to Loan and Security Agreement dated as of March 10, 2017 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

21.1	*	Rosetta Stone Inc. Subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	*	Power of Attorney.
31.1	*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________________________________________________________________
*    Filed herewith.
***    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+    Identifies management contracts and compensatory plans or arrangements.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSETTA STONE INC.
By:	/s/ A. JOHN HASS III
A. John Hass III
President, Chief Executive Officer, and Chairman of the Board
Date: March 7, 2018
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JOHN HASS III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 7, 2018
A. John Hass III

/s/ THOMAS M. PIERNO	Chief Financial Officer (Principal Financial Officer)	March 7, 2018
Thomas M. Pierno

/s/ M. SEAN HARTFORD	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 7, 2018
M. Sean Hartford

/s/ PATRICK W. GROSS	Director	March 7, 2018
Patrick W. Gross

/s/ LAURENCE FRANKLIN	Director	March 7, 2018
Laurence Franklin

/s/ DAVID P. NIERENBERG	Director	March 7, 2018
David P. Nierenberg

/s/ STEVEN P. YANKOVICH	Director	March 7, 2018
Steven P. Yankovich

/s/ CAROLINE J. TSAY	Director	March 7, 2018
Caroline J. Tsay

/s/ JESSIE WOOLLEY-WILSON	Director	March 7, 2018
Jessie Woolley-Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Rosetta Stone Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 7, 2018
We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Rosetta Stone Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 7, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 7, 2018

ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$42,964	$36,195
Restricted cash	72	402
Accounts receivable (net of allowance for doubtful accounts of $375 and $1,072, at December 31, 2017 and December 31, 2016, respectively)	24,517	31,788
Inventory	3,536	6,767
Deferred sales commissions	14,466	14,085
Prepaid expenses and other current assets	4,543	3,813
Total current assets	90,098	93,050
Deferred sales commissions	3,306	4,143
Property and equipment, net	30,649	24,795
Goodwill	49,857	48,251
Intangible assets, net	19,184	22,753
Other assets	1,661	1,318
Total assets	$194,755	$194,310
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,984	$10,684
Accrued compensation	10,948	10,777
Income tax payable	384	785
Obligations under capital lease	450	532
Other current liabilities	16,454	22,150
Deferred revenue	110,670	113,821
Total current liabilities	147,890	158,749
Deferred revenue	40,593	27,636
Deferred income taxes	1,968	6,173
Obligations under capital lease	1,850	2,027
Other long-term liabilities	31	1,384
Total liabilities	192,332	195,969
Commitments and contingencies (Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 23,783 and 23,451 shares issued and 22,783 and 22,451 shares outstanding at December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	195,644	190,827
Treasury stock, at cost; 1,000 and 1,000 shares at December 31, 2017 and December 31, 2016, respectively	(11,435)	(11,435)
Accumulated loss	(178,890)	(177,344)
Accumulated other comprehensive loss	(2,898)	(3,709)
Total stockholders' equity (deficit)	2,423	(1,659)
Total liabilities and stockholders' equity (deficit)	$194,755	$194,310

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Subscription and service	$168,442	$154,336	$151,701
Product	16,151	39,753	65,969
Total revenue	184,593	194,089	217,670
Cost of revenue:
Cost of subscription and service revenue	26,082	23,676	21,629
Cost of product revenue	7,539	10,645	16,898
Total cost of revenue	33,621	34,321	38,527
Gross profit	150,972	159,768	179,143
Operating expenses
Sales and marketing	96,660	114,340	136,084
Research and development	24,747	26,273	29,939
General and administrative	34,066	40,501	50,124
Impairment	—	3,930	6,754
Lease abandonment and termination	—	1,644	55
Total operating expenses	155,473	186,688	222,956
Loss from operations	(4,501)	(26,920)	(43,813)
Other income and (expense):
Interest income	66	46	23
Interest expense	(491)	(470)	(378)
Other income and (expense)	881	2,297	(1,469)
Total other income and (expense)	456	1,873	(1,824)
Loss before income taxes	(4,045)	(25,047)	(45,637)
Income tax (benefit) expense	(2,499)	2,503	1,159
Net loss	$(1,546)	$(27,550)	$(46,796)
Loss per share:
Basic	$(0.07)	$(1.25)	$(2.17)
Diluted	$(0.07)	$(1.25)	$(2.17)
Common shares and equivalents outstanding:
Basic weighted average shares	22,244	21,969	21,571
Diluted weighted average shares	22,244	21,969	21,571

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(1,546)	$(27,550)	$(46,796)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	811	(1,483)	(1,548)
Other comprehensive income (loss)	811	(1,483)	(1,548)
Comprehensive loss	$(735)	$(29,033)	$(48,344)
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Non-Designated Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders' Equity / (Deficit)
			Additional Paid-in Capital	Treasury Stock	Accumulated Loss
	Shares	Amount
Balance—January 1, 2015	21,329	$2	$178,554	$(11,435)	$(102,998)	$(678)	$63,445
Stock Issued Upon the Exercise of Stock Options	25	—	114	—	—	—	114
Restricted Stock Award Vesting	452	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	7,195	—	—	—	7,195
Net loss	—	—	—	—	(46,796)	—	(46,796)
Other comprehensive loss	—	—	—	—	—	(1,548)	(1,548)
Balance—December 31, 2015	21,806	$2	$185,863	$(11,435)	$(149,794)	$(2,226)	$22,410
Stock Issued Upon the Exercise of Stock Options	13	—	58	—	—	—	58
Restricted Stock Award Vesting	255	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	4,906	—	—	—	4,906
Net loss	—	—	—	—	(27,550)	—	(27,550)
Other comprehensive loss	—	—	—	—	—	(1,483)	(1,483)
Balance—December 31, 2016	22,074	$2	$190,827	$(11,435)	$(177,344)	$(3,709)	$(1,659)
Stock Issued Upon the Exercise of Stock Options	79	—	676	—	—	—	676
Restricted Stock Award Vesting	163	—	—	—	—	—	—
Stock-based Compensation Expense	—	—	4,141	—	—	—	4,141
Net loss	—	—	—	—	(1,546)	—	(1,546)
Other comprehensive income	—	—	—	—	—	811	811
Balance—December 31, 2017	22,316	$2	$195,644	$(11,435)	$(178,890)	$(2,898)	$2,423

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,546)	$(27,550)	$(46,796)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	4,141	4,906	7,195
(Gain) loss on foreign currency transactions	(573)	(2,449)	1,471
Bad debt (recovery) expense	(51)	709	1,657
Depreciation and amortization	12,009	13,322	13,660
Deferred income tax (benefit) expense	(4,201)	1,162	849
(Gain) loss on disposal of equipment	(5)	179	(15)
Amortization of deferred financing costs	296	274	160
Loss on impairment	—	3,930	6,754
Loss from equity method investments	100	45	23
Gain on divestiture of subsidiary	(506)	—	(660)
Net change in:
Restricted cash	342	(378)	43
Accounts receivable	7,584	14,681	26,376
Inventory	3,266	538	(1,253)
Deferred sales commissions	491	919	(4,121)
Prepaid expenses and other current assets	(604)	(167)	1,080
Income tax receivable or payable	(447)	719	568
Other assets	(455)	668	(684)
Accounts payable	(1,765)	(74)	(8,636)
Accrued compensation	69	2,701	(5,485)
Other current liabilities	(6,450)	(13,261)	(14,223)
Other long-term liabilities	(1,243)	558	(486)
Deferred revenue	8,850	(192)	16,878
Net cash provided by (used in) operating activities	19,302	1,240	(5,645)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,944)	(12,514)	(8,856)
Proceeds from sale of fixed assets	12	38	1,642
Acquisitions, net of cash acquired	—	—	(1,688)
Proceeds (payments) on divestiture of subsidiary	110	—	(186)
Other investing activities	—	—	(286)
Net cash used in investing activities	(12,822)	(12,476)	(9,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	676	58	114
Payment of deferred financing costs	(232)	(183)	(130)
Payments under capital lease obligations	(562)	(533)	(711)
Net cash used in financing activities	(118)	(658)	(727)
Increase (decrease) in cash and cash equivalents	6,362	(11,894)	(15,746)
Effect of exchange rate changes in cash and cash equivalents	407	307	(1,129)
Net increase (decrease) in cash and cash equivalents	6,769	(11,587)	(16,875)
Cash and cash equivalents—beginning of year	36,195	47,782	64,657
Cash and cash equivalents—end of year	$42,964	$36,195	$47,782
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$195	$197	$218
Income taxes, net of refund	$1,896	$604	$601
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$967	$270	$258
Equipment acquired under capital lease	$—	$27	$462
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning and literacy solutions consisting of web-based software subscriptions, perpetual software products, online and professional services, audio practice products and mobile applications. The Company's offerings are sold on a direct basis and through select third party retailers and distributors. The Company provides its solutions to customers through the sale of web-based software subscriptions and packaged software, domestically and in certain international markets.
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
For multiple element arrangements that contain perpetual software products and related online services, the Company allocates the total arrangement consideration to its deliverables based on the existence of vendor-specific objective evidence of fair value, or vendor-specific objective evidence ("VSOE"), in accordance with ASC subtopic 985-605-25 Software: Revenue Recognition-Multiple-Element Arrangements ("ASC 985-605-25"). The Company generates a portion of its Consumer Language revenue from the CD and digital download formats of the Rosetta Stone language-learning product which are typically multiple-element arrangements that contain two deliverables: perpetual software, delivered at the time of sale, and online service, which is considered an undelivered software-related element. The online service includes access to conversational coaching services. Because the Company only sells the perpetual language-learning software on a stand-alone basis in its homeschool version, the Company does not have a sufficient concentration of stand-alone sales to establish VSOE for the perpetual product. Where VSOE of the undelivered online services can be established, arrangement consideration is allocated using the residual method. The Company determines VSOE by reference to the range of comparable stand-alone renewal sales of the online service. The Company reviews these stand-alone sales on a quarterly basis. VSOE is established if at least 80% of the stand-alone sales are within a range of plus or minus 15% of a midpoint of the range of prices, consistent with generally accepted industry practice. Where VSOE of undelivered services cannot be established, revenue is deferred and recognized commensurate with the delivery of the services.
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
In the U.S. and Canada, the Company offers consumers who purchase packaged software and audio practice products directly from the Company a 30-day, unconditional, full money-back refund. The Company also permits some of its retailers and distributors to return unsold packaged products, subject to certain limitations. In accordance with ASC subtopic 985-605, Software: Revenue Recognition ("ASC 985-605"), the Company estimates and establishes revenue reserves for packaged product returns at the time of sale based on historical return rates, estimated channel inventory levels, the timing of new product introductions and other factors.
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
Revenue for web-based subscriptions and online services is recognized ratably over the term of the subscription or service period, assuming all revenue recognition criteria have been met. The CD and digital download formats of Rosetta Stone language-learning products are bundled with an online service where customers are allowed to begin their online services at any point during a registration window, which is typically up to six months from the date of purchase from us or an authorized reseller. The online services that are not activated during this registration window are forfeited and revenue is recognized upon expiry. Revenue from non-refundable upfront fees that are not related to products already delivered or services already performed is deferred and recognized ratably over the term of the related arrangement because the period over which a customer is expected to benefit from the service that is included within the subscription arrangements does not extend beyond the contractual period. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement.
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
In connection with packaged software product sales and web-based software subscriptions, technical support is provided to customers, including customers of resellers, via telephone support at no additional cost for up to six months from the time of purchase. As the fee for technical support is included in the initial licensing fee, the technical support and services are generally provided within one year, the estimated cost of providing such support is deemed insignificant and no unspecified upgrades/

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

enhancements are offered, technical support revenue is recognized together with the software product and web-based software subscription revenue. Costs associated with technical support are accrued at the time of sale.
Sales commissions from non-cancellable web-based software subscription contracts are deferred and amortized in proportion to the revenue recognized from the related contract.
Divestitures
The Company deconsolidates divested subsidiaries when there is a loss of control or as appropriate when evaluated under the variable interest entity model. The Company recognizes a gain or loss at divestiture equal to the difference between the fair value of any consideration received and the carrying amount of the former subsidiary’s assets and liabilities. Any resulting gain or loss is reported in "Other income and (expense)" on the consolidated statement of operations. See Note 8 "Divestitures" for disclosures on the Company's recent divestiture.
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
The Company sells its offerings to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, and may require collateral, such as letters of credit, in certain circumstances. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2017, 2016 or 2015. The four largest distributor and reseller receivable balances collectively represented 17% and 23% of accounts receivable as of December 31, 2017 and 2016, respectively. No customer accounted for more than 10% of accounts receivable as of December 31, 2017, while one customer accounted for 13% of accounts receivable as of December 31, 2016. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.
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
Expenses for repairs and maintenance that do not extend the life of equipment are charged to expense as incurred. Expenses for major renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. See Note 4 "Property and Equipment" for the Company's additional disclosures.
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
Software Developed for Internal Use
The Company capitalizes software development costs related to certain of its software platforms developed exclusively to provide its web-based subscription services and other general and administrative use software in accordance with ASC subtopic 350-40: Internal-Use Software. Development costs for internal-use software are expensed as incurred until the project reaches the application development stage. Internal-use software is defined to have the following characteristics: (a) the software is internally developed, or modified solely to meet the Company's internal needs, and (b) during the software's development or modification, no substantive plan exists or is being developed to market the software externally. Internally developed software is amortized over a three-year useful life. See Note 4 "Property and Equipment" for a discussion of the software developed for internal use.
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
See Note 6 "Intangible Assets" for a discussion and results associated with the Company's recent intangible asset impairment tests.
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. The Company tests goodwill for impairment annually on June 30 of each year or more frequently if impairment indicators arise. Goodwill is tested for impairment at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, the Company measures the amount of impairment loss, if any.
See Note 5 "Goodwill" for a discussion and results associated with the Company's recent goodwill impairment tests. For income tax purposes, the goodwill balances with tax basis are amortized over a period of 15 years.
Guarantees
Indemnifications are provided of varying scope and size to certain E&E Language and Literacy customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company has not incurred any costs or accrued any liabilities as a result of such obligations.
Cost of Subscription and Service Revenue and Cost of Product Revenue
The cost of subscription and service revenue primarily represents costs associated with supporting the web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs and depreciation. Also included are the costs of credit card processing and customer technical support in both cost of product revenue and cost of subscription and service revenue. Cost of product revenue consists of the direct and indirect materials and labor costs to produce and distribute the Company's products. Such costs include packaging materials, computer headsets, freight, inventory receiving, costs associated with product assembly, third-party royalty fees and inventory storage, obsolescence and shrinkage.
Research and Development
Research and development expenses include employee compensation costs, consulting fees and overhead costs associated with the development of the Company's solutions. The Company develops a portion of its language-learning software products for perpetual sale to external customers. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. The Company has determined that technological feasibility for such software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred.
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
See Note 15 "Income Taxes" for additional disclosures including the impact and additional disclosures associated with the recent Tax Reform enacted on December 22, 2017.
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
Restructuring Costs
Restructuring plans have been initiated in each of the years ended December 31, 2017, 2016 and 2015 to reduce headcount and other costs in order to support the strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included within Cost of sales and Sales and marketing, Research and development, and General and administrative operating expense categories in the Company's consolidated statements of operations.
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
Basic and Diluted Net Loss Per Share
Net loss per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted computation when dilutive. Potentially dilutive shares are computed using the treasury stock method and primarily consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive. When there is a net loss, there is a presumption that there are no dilutive shares as these would be anti-dilutive. See Note 12 "Basic and Diluted Net Loss Per Share" for additional disclosures.
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' equity (deficit). For the years ended December 31, 2017, 2016 and 2015, the Company's comprehensive loss consisted of net loss and foreign currency translation gains (losses). The other comprehensive income (loss) presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components other comprehensive income (loss) due to the presence of a full valuation allowance for each of the years ended December 31, 2017, 2016 and 2015.
Components of accumulated other comprehensive loss as of December 31, 2017 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period	$(3,709)	$(3,709)
Other comprehensive income before reclassifications	886	886
Amounts reclassified from accumulated other comprehensive income	(75)	(75)
Net current period other comprehensive income	811	811
Accumulated other comprehensive loss	$(2,898)	$(2,898)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Upon divestiture of an investment in a foreign entity, the amount attributable to the accumulated translation adjustment component of that foreign entity is removed as a component of other comprehensive income (loss) and reported as part of the gain or loss on sale or liquidation of the investment. During the year ended December 31, 2017, transfers totaling of $0.1 million were made from accumulated other comprehensive income (loss) and recognized within net loss related to the sale of a foreign subsidiary.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income (loss) in stockholders' equity (deficit).
Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2017, 2016, and 2015 were $24.9 million, $37.0 million and $46.9 million, respectively.
Going Concern Assessment
As part of its internal control framework, the Company routinely performs a quarterly going concern assessment in accordance with ASC sub-topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40"). Under ASC 205-40, management is required to assess the Company's ability to continue as a going concern. As further described below, management has concluded based on projections that the cash balance, funds available from the line of credit, and the cash flows from operations are sufficient to meet the liquidity needs through the one year period following the financial statement issuance date.
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of March 7, 2018.
The assessment of the Company's ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. The inputs that are considered important in the Company's going concern analysis, include, but are not limited to, the Company's 2018 cash flow forecast, 2018 operating budget, and long-term plan that extends beyond 2018. These inputs consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 7, 2018, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805) Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. ASU 2017-01 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted. The Company early adopted this guidance as of January 1, 2017. Due to the prospective application of this ASU, there was no impact to historical financial statements and no additional disclosures are required.
The following ASUs were recently issued but have not yet been adopted by the Company:
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on the Company's consolidated financial statements and disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). Under ASU 2016-18, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this new guidance for its 2018 interim and annual reporting periods. The new guidance only impacts presentation of the Company's consolidated statement of cash flows.
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
The Company will adopt the New Revenue Standard beginning in the first quarter of 2018. The New Revenue Standard provides the option between two different methods of adoption. The Company will adopt the New Revenue Standard using the modified retrospective method. The modified retrospective method requires the Company to calculate the cumulative effect of applying the new guidance as of the date of adoption via adjustment to retained earnings.
The Company has substantially completed its evaluation of the impact the New Revenue Standard will have on its financial statements, disclosures, policies, processes, and system requirements. The Company has completed the development of its "recast tool" that enables the Company to determine the cumulative effect of adopting the new guidance as of January 1, 2018. As part of its evaluation, the Company has concluded the impact of the change in the New Revenue Standard on the E&E Language and Literacy segments will be minimal as the accounting outcome for the vast majority of these transactions remains unchanged. Due to the elimination of software specific accounting guidance, nearly all of the impact of adopting the New Revenue Standard will result from changes to the accounting for the packaged perpetual software product line that also includes non-software elements within the Consumer Language segment. Under the current revenue standard, the Company uses the residual method to allocate consideration between the software and non-software elements within a transaction. This results in a fixed amount being allocated to the non-software element, which is generally deferred and recognized over time, and any discount being fully allocated to the software element, which is recognized as revenue at the time of sale. Under the New Revenue Standard, any discounts will be allocated to all of the elements within a software transaction based on relative selling price. Accordingly, this will result in different amounts allocated to the various elements which are recognized into revenue at different times. As such, the Company currently estimates the adoption of the New Revenue Standard will increase the 2018 beginning retained earnings balance by approximately $0.8 million, decrease deferred revenue by $0.6 million, and decrease other current liabilities by $0.2 million, associated with eliminating the Company's accrual for post-contract customer support.
As part of the Consumer Language migration to a fully SaaS business, the Company began to phase out the sale of perpetual product bundled with short-term online services (for which VSOE has been established) in the second half of 2017. The Company then began offering perpetual product bundled with a long-term web-based software subscription (for which VSOE has not been established). This shift in product offerings has impacted the timing of revenue recognition under existing revenue recognition rules and is expected to impact the timing of revenue recognized under the New Revenue Standard. Under existing revenue recognition rules, perpetual product bundled with undelivered services without VSOE are deferred in full and recognized ratably over the service period. Under the New Revenue Standard, the transaction price is allocated to each performance obligation based on relative selling price and recognized when the performance obligations are satisfied. Accordingly, the Company estimates that the adoption of the New Revenue Standard will result in earlier recognition of revenue from sales of its current Consumer Language bundled offering than would have otherwise been recognized under the prior revenue recognition rules. As the Company continues its path toward a 100% SaaS business, the timing of revenue

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognition will shift from partial up-front recognition to full recognition over time. Further, the Company does not expect any tax impact due to the presence of a full valuation allowance. The additional impacts to the financial statements include the new qualitative and quantitative disclosures that will be required upon adoption of the New Revenue Standard. The Company continues to evaluate the impact of the New Revenue Standard and any assessments made are subject to change.
3. INVENTORY
Inventory consisted of the following (in thousands):

	As of December 31,
	2017	2016
Raw materials	$2,893	$4,384
Finished goods	643	2,383
Total inventory	$3,536	$6,767
The finished goods inventory balance as of December 31, 2017 reflected the Company's ongoing efforts to transition the Consumer Language segment to a SaaS model. In the third quarter of 2017, the Company requested its consignment retail partners to return inventory totaling $1.9 million of finished packaged perpetual products. This non-cash inventory write-down was reflected as a cost of product revenue on the Company's statements of operations.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2017	2016
Land	$942	$876
Buildings and improvements	10,030	9,503
Leasehold improvements	1,468	1,645
Computer equipment	15,635	15,866
Software	54,600	43,688
Furniture and equipment	2,427	2,393
	85,102	73,971
Less: accumulated depreciation	(54,453)	(49,176)
Property and equipment, net	$30,649	$24,795
The Company leases certain computer equipment, software, buildings, and machinery under capital lease agreements. As of December 31, 2017 and 2016, assets under capital lease included in property and equipment above were $5.9 million and $5.4 million, respectively. As of December 31, 2017 and 2016, accumulated depreciation and amortization relating to property and equipment under capital lease arrangements totaled $2.8 million and $2.1 million, respectively.
For the years ended December 31, 2017, 2016, and 2015 the Company capitalized $12.7 million, $11.4 million, and $7.1 million respectively, of internal-use software development costs. During the years ended December 31, 2016 and 2015, the Company recorded $1.0 million and $1.1 million respectively, in impairment expense related to the abandonment of previously capitalized internal-use software projects. There were no impairment charges during the year ended December 31, 2017.
Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. PROPERTY AND EQUIPMENT

	Years Ended December 31,
	2017	2016	2015
Included in cost of revenue:
Cost of subscription and service revenue	$3,863	$3,057	$1,292
Cost of product revenue	1,117	1,377	1,010
Total included in cost of revenue	4,980	4,434	2,302
Included in operating expenses:
Sales and marketing	546	489	722
Research and development	9	19	41
General and administrative	2,635	4,029	5,403
Total included in operating expenses	3,190	4,537	6,166
Total	$8,170	$8,971	$8,468
5. GOODWILL
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments and reporting units for the years ended December 31, 2017 and 2016 (in thousands):

	E&E Language	Literacy	Consumer Language	Total
Balance as of January 1, 2016
Gross Goodwill	$38,700	$9,962	$27,392	$76,054
Accumulated Impairment	—	—	(25,774)	(25,774)
Goodwill as of January 1, 2016	$38,700	$9,962	$1,618	$50,280

Impairment of Consumer Fit Brains	—	—	(1,740)	(1,740)
Effect of change in foreign currency rate	(411)	—	122	(289)

Balance as of December 31, 2016
Gross Goodwill	$38,289	$9,962	$27,514	$75,765
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of December 31, 2016	$38,289	$9,962	$—	$48,251

Effect of change in foreign currency rate	1,606	—	—	1,606

Balance as of December 31, 2017
Gross Goodwill	$39,895	$9,962	$27,514	$77,371
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of December 31, 2017	$39,895	$9,962	$—	$49,857
2017 Activity
The Company began its June 30, 2017 annual goodwill test with the qualitative test for the two reporting units with goodwill balances. The Company concluded that there were no indicators of impairment that would cause it to believe that it is more likely than not that the fair value of its reporting units is less than the carrying value. Accordingly, a quantitative impairment test was not performed and no goodwill impairment charges were recorded in connection with the annual impairment test. As such, there was no impairment of goodwill during the year ended December 31, 2017.
2016 Activity
The Company exercised its option to bypass the qualitative test for all reporting units with remaining goodwill balances in connection with the annual goodwill impairment analysis performed as of June 30, 2016. The E&E Language and Literacy reporting units both resulted in fair values that substantially exceeded the carrying values, and therefore no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.
The Consumer Fit Brains reporting unit was also evaluated, which resulted in a fair value that was significantly below the carrying value. As a result, the Company recorded a 2016 impairment loss of $1.7 million, which represented a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge was recorded in the "Impairment" line on the statement of operations. The Company had previously recorded a partial impairment of the Consumer Fit Brains reporting unit in 2015 of $5.6 million

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,431	$15,092	$26,149	$312	$53,984
Accumulated Amortization	(1,481)	(9,859)	(18,485)	(251)	(30,076)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of December 31, 2016	$10,924	$4,232	$7,536	$61	$22,753

Gross Carrying Amount	$12,505	$15,636	$26,656	$312	$55,109
Accumulated Amortization	(1,755)	(12,222)	(20,515)	(278)	(34,770)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of December 31, 2017	$10,724	$2,413	$6,013	$34	$19,184
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
The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the weighted average remaining useful lives of the Company's amortizing intangible assets:

Weighted Average Life
Trade name / trademark	0.58 years
Core technology	1.94 years
Customer relationships	5.00 years
Patents	1.25 years
Amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Included in cost of revenue:
Cost of subscription and service revenue	$455	$404	$322
Cost of product revenue	131	182	264
Total included in cost of revenue	586	586	586
Included in operating expenses:
Sales and marketing	1,860	2,178	2,804
Research and development	1,393	1,587	1,802
General and administrative	—	—	—
Total included in operating expenses	3,253	3,765	4,606
Total	$3,839	$4,351	$5,192
The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2017 (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INTANGIBLE ASSETS (Continued)

As of December 31, 2017
2018	$3,335
2019	1,532
2020	1,282
2021	940
2022	940
Thereafter	548
Total	$8,577
The Company evaluates its indefinite-lived intangible assets annually as of December 31 for indicators of impairment. The Company also routinely reviews indefinite-lived intangible assets and long-lived intangible assets for potential impairment as part of the Company’s internal control framework.
The Company performed its annual indefinite-lived intangible asset impairment test on the Rosetta Stone tradename as of December 31, 2017 to determine if indicators of impairment exist. The Company elected to first assess qualitative factors to determine whether it is more likely than not that the Rosetta Stone trade name was impaired. Additionally, all other long-lived intangible assets were evaluated at December 31, 2017 to determine if indicators of impairment exist. As a result of these assessments, there were no indicators of impairment for the year ended December 31, 2017.
2016 Activity
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
7. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	As of December 31,
	2017	2016
Accrued marketing expenses	$5,316	$8,460
Accrued professional and consulting fees	1,609	2,050
Sales return reserve	1,176	1,338
Sales, withholding, and property taxes payable	3,616	3,772
Other	4,737	6,530
Total Other current liabilities	$16,454	$22,150
8. DIVESTITURES
On March 13, 2017, the Company entered into a Product and Intellectual Property Agreement, (the "PIPA") with SOURCENEXT Corporation, ("SOURCENEXT"), a leading software distributor and developer in Japan. Under the PIPA, the Company provided a perpetual, exclusive license of certain brands and trademarks, including the primary Rosetta Stone brand, and product code for exclusive development and sale of language and education-related products in Japan. In conjunction with the PIPA, the Company received approximately $9.0 million on March 13, 2017, and another $2.0 million on June 19, 2017. In addition, the Company is guaranteed to receive minimum payments totaling an additional $6.0 million over the next ten years.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. DIVESTITURES (Continued)

Finally, as part of the PIPA, the Company will have the first right to license and sell any products developed by SOURCENEXT under the Rosetta Stone trademark in territories outside of Japan.
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
The SPA and the PIPA were considered related and viewed as a multiple element arrangement. Of the nearly $11.5 million that was received under the terms of the PIPA and SPA, approximately $11.4 million was allocated to deferred revenue to be recognized over an estimated 20-year period. As this customer relationship progresses, the Company may prospectively reassess the 20-year recognition period as needed. Approximately $0.1 million was allocated to RST Japan and the other assets related to the language market in Japan and was included in the gain calculation. At the time of closing, RST Japan was in a net liability position. The sale under the terms of the SPA resulted in a pre-tax gain of $0.4 million, reported in "Other income and (expense)" on the consolidated statement of operations. This gain was comprised of a gain of $0.5 million related to the sale of RST Japan and the other assets related to the language market in Japan, partially offset by a $0.1 million loss on the transfer of the foreign subsidiary's cumulative translation adjustment on the date of sale.
In the third quarter of 2017, the PIPA was amended to provide SOURCENEXT with a two-year time-based license to the Company's speech recognition engine ("SRE") and software development kit ("SDK") in exchange for the acceleration of $1.5 million of future cash receipts under the PIPA. The $1.5 million associated with the amendment to the PIPA was collected and will be recognized as revenue ratably over the remaining life of the agreement.
9. FINANCING ARRANGEMENTS
Credit Facility
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of December 31, 2017, the Company was in compliance with all covenants.

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
As of December 31, 2017, there were no borrowings outstanding and the Company was eligible to borrow $15.1 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $11.1 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.
Capital Leases
The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the Tell Me More Merger, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters are located. The fair value of the lease liability at the date of acquisition was $4.0 million.
During the years ended December 31, 2017, 2016, and 2015, the Company acquired equipment or software through the issuance of capital leases totaling zero, $27 thousand and $0.5 million, respectively. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
As of December 31, 2017, the future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

Periods Ending December 31,
2018	$548
2019	545
2020	540
2021	537
2022	402
Thereafter	—
Total minimum lease payments	$2,572
Less amount representing interest	272
Present value of net minimum lease payments	$2,300
Less current portion	450
Obligations under capital lease, long-term	$1,850
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
2009 Omnibus Incentive Plan
On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provides for the ability of the Company to grant up to 2,437,744 of new stock incentive awards or options including

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. Restricted stock awards are considered outstanding at the time of grant as the stockholder is entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. Since the establishment of the 2009 Plan, the Board of Directors authorized and the Company's shareholders' approved the allocation of additional shares of common stock to the 2009 Plan as follows:

Authorization Dates of 2009 Plan Additions	Number of Common Stock Shares Authorized to 2009 Plan
February 27, 2009	2,437,744
May 26, 2011	1,000,000
May 23, 2012	1,122,930
May 23, 2013	2,317,000
May 20, 2014	500,000
June 12, 2015	1,200,000
May 27, 2017	1,900,000
At December 31, 2017 there were 2,206,689 shares available for future grant under the 2009 Plan.
Valuation Assumptions
The determination of fair value of stock-based awards is affected by assumptions regarding subjective and complex variables. Generally, assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. In accordance with ASC 718, the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized over the requisite service period of the award. Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. Estimated forfeiture rates are applied in the expense calculation. The Company determines the fair values of stock-based awards as follows:

•
Service-Based Restricted Stock Awards, Restricted Stock Units, Performance-Based Restricted Stock Awards, and Performance-Based Share Units: Fair value is determined based on the quoted market price of common stock on the date of grant.

•
Service-Based Stock Options and Performance-Based Stock Options: Fair value is determined using the Black-Scholes pricing model, which requires the use of estimates, including the risk-free interest rate, expected volatility, expected dividends, and expected term.

•
Market-Based Restricted Stock Awards and Market-Based Stock Options: The fair value is determined using a Monte-Carlo simulation model. The Monte Carlo valuation also estimates the quantity that would be awarded which is reflected in the fair value on the grant date.

For the years ended December 31, 2017, 2016, and 2015 the fair value of service-based stock options and performance-based stock options granted was calculated using the following assumptions in the Black-Scholes model:

Years Ended December 31,
	2017	2016	2015
Expected stock price volatility	42%-45%	46%-47%	49%-63%
Expected term of options	6 years	5.5-6.5 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.92%-2.05%	1.24%-1.50%	1.19%-1.75%

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

For the years ended December 31, 2017, 2016, and 2015 the fair value of market-based stock options and market-based restricted stock awards granted was calculated using the following assumptions in the Monte-Carlo simulation model:

Years Ended December 31,
	2017	2016	2015
Expected stock price volatility	none	45%-49%	none
Expected term of options	none	1.7 years-7 years	none
Expected dividend yield	none	—	none
Risk-free interest rate	none	.71%-1.53%	none
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
The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2017	2016	2015
Included in cost of revenue:
Cost of subscription and service revenue	$15	$(4)	$44
Cost of product revenue	54	52	57
Total included in cost of revenue	69	48	101
Included in operating expenses:
Sales and marketing	561	998	1,327
Research & development	255	709	841
General and administrative	3,256	3,151	4,926
Total included in operating expenses	4,072	4,858	7,094
Total	$4,141	$4,906	$7,195

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock activity for the years ended December 31, 2017 and 2016, respectively:

	Nonvested Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested Awards, January 1, 2016	341,579	$10.61	$3,624,153
Awards granted	300,650	7.59
Awards vested	(196,001)	9.54
Awards canceled	(71,848)	9.65
Nonvested Awards, December 31, 2016	374,380	8.94	3,348,080
Awards granted	291,406	7.92
Awards vested	(163,027)	9.84
Awards canceled	(71,641)	8.03
Nonvested Awards, December 31, 2017	431,118	8.07	3,477,484
During 2017 and 2016, 291,406 and 300,650 shares of service-based restricted stock were granted, respectively. The aggregate grant date fair value of the service-based restricted stock awards in 2017 and 2016 was $2.3 million and $2.3 million, respectively, which will be recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. Service-based restricted stock awards are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and generally vest over a four-year period based upon required service conditions and do not have performance or market conditions. The Company's service-based restricted stock awards are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.
During 2017, 71,641 shares of restricted stock were forfeited. As of December 31, 2017 and 2016, future compensation cost, net of forfeitures, related to the non-vested portion of the service-based restricted stock awards not yet recognized in the statement of operations was $2.2 million and $2.6 million and is expected to be recognized over a period of 2.25 years and 2.06 years, respectively.
Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2017 to December 31, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options Outstanding, January 1, 2017	1,793,930	$9.81	7.58	$1,154,498
Options granted	55,610	11.24
Options exercised	(79,365)	8.52
Options cancelled	(141,464)	11.10
Options Outstanding, December 31, 2017	1,628,711	9.81	6.79	5,203,196
Vested and expected to vest at December 31, 2017	1,594,473	9.86	6.77	5,044,582
Exercisable at December 31, 2017	1,250,476	$10.19	6.47	$3,733,000
As of December 31, 2017 and 2016, there was approximately $1.3 million and $3.1 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested service-based stock options that is expected to be recognized over a weighted average period of 1.60 and 2.36 years, respectively.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four-year period based upon required service conditions and do not have performance or market conditions. The weighted average grant-date fair value per share of service-based stock options granted was $5.02 and $3.41 for the years ended December 31, 2017 and 2016, respectively.
The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2017, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount is subject to change based on changes to the fair market value of the Company's common stock.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2017 to December 31, 2017:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2017	188,057	$9.93	$1,675,588
Units granted	46,601	11.23
Units released	—	—
Units cancelled	—	—
Units Outstanding, December 31, 2017	234,658	10.19	2,926,185
Vested and expected to vest at December 31, 2017	126,166	11.10	1,573,286
Vested and deferred at December 31, 2017	100,754	$11.79	$1,256,402
During 2017 and 2016, 46,601 and 67,663 restricted stock units were granted, respectively, to members of the Board of Directors as part of their compensation package. Restricted stock units convert to common stock following the separation of service with the Company. The aggregate grant date fair value of the awards in 2017 and 2016 was $0.5 million and $0.5 million, respectively. All restricted stock unit awards vest quarterly over a one year period from the date of grant, with expense recognized straight-line over the vesting period. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.
Performance-Based Restricted Stock Units
On March 17, 2017, the Company granted performance-based restricted stock units ("PSUs") to certain employees which will become eligible to vest based on the Company's achievement of certain pre-defined key operating performance goals during the cumulative period from January 1, 2017 to December 31, 2018, which will be certified by the Compensation Committee in February 2019. Any PSUs that become eligible to vest are subject to additional service requirements where the eligible PSUs will vest annually on a pro-rata basis over the two-year period beginning March 17, 2019. The PSUs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results relative to target and the recipient's terms, actual issuance of PSUs can be eligible for vest anywhere between a maximum of 200% and 0% of the target number of PSUs originally granted.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's PSU activity from January 1, 2017 to December 31, 2017:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2017	—	$—	$—
PSUs granted	462,870	9.43
PSUs vested	—	—
PSUs canceled	(29,282)	9.43
Non-vested PSUs, December 31, 2017	433,588	$9.43	$5,406,842
As of December 31, 2017, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the PSUs not yet recognized in the consolidated statement of operations was $1.0 million and is expected to be recognized over a weighted average period of 1.5 years.
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
PRSAs and PSOs were eligible to vest based on the achievement of certain operating performance targets during the 2016 calendar year, related to defined measures of revenue, sales, adjusted free cash flow, and adjusted EBITDA, certified by the Compensation Committee in the first quarter of 2017. The PRSAs and PSOs are subject to additional service requirements where the eligible PRSAs and PSOs will vest 50%, 25%, and 25% on April 4, 2017, 2018 and 2019, respectively. Awards also vest if a majority change in control of the Company occurs during the performance or vesting period.
On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible under this plan, subject to the aforementioned service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. As of December 31, 2017, 32,359 PRSAs were vested and 72,248 PSOs were vested. As of December 31, 2017, no PSOs have been exercised. As of December 31, 2017 and 2016, future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $0.1 million and $0.5 million and is expected to be recognized over a weighted average period of 1.09 years and 1.69 years, respectively.
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
As of December 31, 2017 and 2016, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.3 million and $0.5 million and is expected to be recognized over a weighted average period of 1.79 years and 2.56 years, respectively.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (DEFICIT)
At December 31, 2017, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2017 and 2016, the Company had shares of Common Stock issued of 23,782,773 and 23,450,864, respectively, and shares of Common Stock outstanding of 22,782,773 and 22,450,864, respectively.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the years ended December 31, 2014, 2015, 2016, or 2017. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
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
12. BASIC AND DILUTED NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share amounts)
Numerator:
Net loss	$(1,546)	$(27,550)	$(46,796)
Denominator:
Basic weighted average shares	22,244	21,969	21,571
Diluted weighted average shares	22,244	21,969	21,571
Loss per share:
Basic	$(0.07)	$(1.25)	$(2.17)
Diluted	$(0.07)	$(1.25)	$(2.17)
The Company calculates dilutive common stock equivalent shares using the treasury stock method. In periods where the Company has a net loss, no dilutive common stock equivalent shares are included in the calculation for diluted shares as they are considered anti-dilutive. The following table sets forth the dilutive common stock equivalent shares calculated using the treasury stock method (in thousands).

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. BASIC AND DILUTED NET LOSS PER SHARE (Continued)

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Stock options	231	16	35
Restricted stock units	209	174	39
Restricted stocks	296	129	82
Total common stock equivalent shares	736	319	156
Share-based awards to purchase approximately 0.7 million, 2.0 million and 2.2 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2017, 2016 and 2015, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE
2016 Restructuring Actions
In the first quarter of 2016, the Company announced and initiated actions to withdraw the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of E&E Language offerings. The Company does not expect to incur any additional material restructuring costs in connection with the 2016 Restructuring Plan. The 2016 Restructuring Plan remaining balance is expected to be paid in early 2018.
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
The following tables summarize activity with respect to the restructuring charges for the 2016 Restructuring Plan during the years ended December 31, 2017 and 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at December 31, 2016
Severance costs	$—	$4,367	$(3,867)	$—	$500
Contract termination costs	—	165	(74)	(69)	22
Other costs	—	590	(399)	(121)	70
Total	$—	$5,122	$(4,340)	$(190)	$592

	Balance at January 1, 2017	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at December 31, 2017
Severance costs	$500	$(50)	$(303)	$—	$147
Contract termination costs	22	—	(22)	—	—
Other costs	70	14	(84)	—	—
Total	$592	$(36)	$(409)	$—	$147
(1) Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash lease closure expense and foreign currency translation adjustments.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE (Continued)

2015 Restructuring Actions
In 2015, the Company announced and initiated actions to reduce headcount and other costs in order to support its strategic shift in business focus. During 2016, the final costs were incurred and final payments were made against the 2015 Restructuring Plan accruals. The Company does not expect to incur any additional restructuring costs in connection with the 2015 Plan.
Other Employee Severance Actions
In the first quarter of 2017, the Company initiated actions to reduce headcount in its Fit Brains business and in the U.S. and China locations within consumer product operations. Primarily comprised of severance costs associated with these actions, the Company recorded expense of $1.2 million. Of these amounts, $1.1 million has been paid and the remaining $0.1 million is expected to be paid in the first half of 2018.
Cost Table
The following table summarizes the major types of costs associated with the 2016 and 2015 Restructuring Plans and other employee severance actions for the years ended December 31, 2017, 2016, and 2015 and total costs incurred through December 31, 2017 (in thousands):

	Years ended December 31,			Incurred through
	2017	2016	2015	December 31, 2017
Severance costs	$1,144	$4,438	$7,240	$12,822
Contract termination costs	37	165	1,134	1,336
Other costs	26	590	417	1,033
Total	$1,207	$5,193	$8,791	$15,191
As of December 31, 2017, the entire restructuring and other employee severance action liability of $0.3 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets.
The following table presents restructuring costs associated with the 2016 and 2015 Restructuring Plans and other employee severance actions included in the related line items of the Statement of Operations (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of revenue	$378	$573	$113
Sales and marketing	411	2,324	4,492
Research and development	318	913	602
General and administrative	100	1,383	3,584
Total	$1,207	$5,193	$8,791
These restructuring expenses are not allocated to any reportable segment under the Company's definition of segment contribution as defined in Note 19 "Segment Information."
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
A summary of the Company’s lease abandonment activity for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	As of December 31,
	2017	2016
Accrued lease abandonment costs, beginning of period	$2,123	$1,282
Costs incurred and charged to expense	—	1,644
Principal reductions	(1,042)	(803)
Accrued lease abandonment costs, end of period	$1,081	$2,123
Accrued lease abandonment costs liability:
Short-term	$1,081	$1,047
Long-term	—	1,076
Total	$1,081	$2,123

15. INCOME TAXES
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018.
Given the significance of the Tax Reform, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the Tax Reform law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
SAB 118 summarizes the process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Reform.
Amounts recorded in the period ended December 31,2017, principally relate to the reduction in the U.S. corporate income tax rate from 35% to 21%, which resulted in the Company reporting an income tax benefit of $2.4 million to remeasure deferred tax liabilities associated with indefinite-lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance. Though the impact of the rate change has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation resulted in a $26.3 million reduction in both.
Under the Tax Reform, deferred tax assets scheduled to reverse in subsequent years will result in net operating losses with an unlimited carryforward. The change in the carryforward period to post-2017 net operating losses allowed the Company to release valuation allowance associated with the reversing deferred tax assets to offset 80% of the deferred tax liability associated with indefinitely lived intangible asset. The release of valuation allowance resulted in the Company reporting an

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

income tax benefit of $3.1 million.
The Tax Reform includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries.
The final impact of Tax Reform may differ from these estimates, due to, among other things, changes in interpretations, additional guidance that may be issued by the Internal Revenue Service or state and local authorities, and any updates or changes to estimates the Company has utilized to calculate the transition impact. Therefore, the Company's accounting for the elements of Tax Reform is incomplete. However, the Company was able to make reasonable estimates of the effects of Tax Reform. The Company will complete the accounting for these items during 2018, after completion of the 2017 U.S. income tax return.
Other significant Tax Reform provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation of net operating losses generated after 2017 to 80% of taxable income, the inclusion of commissions and performance based compensation in determining the excess compensation limitation, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company is still evaluating its policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.
The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Inventory	$847	$735
Net operating and capital loss carryforwards	46,683	61,174
Deferred revenue	11,534	10,862
Accrued liabilities	4,064	6,975
Stock-based compensation	3,790	4,440
Amortization and depreciation	773	1,056
Bad debt reserve	90	389
Foreign and other tax credits	2,047	1,881
Gross deferred tax assets	69,828	87,512
Valuation allowance	(60,302)	(78,363)
Net deferred tax assets	9,526	9,149
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(5,033)	(6,098)
Deferred sales commissions	(4,996)	(7,060)
Prepaid expenses	(619)	(656)
Foreign currency translation	(846)	(1,508)
Gross deferred tax liabilities	(11,494)	(15,322)
Net deferred tax liabilities	$(1,968)	$(6,173)
For the year ended December 31, 2017, the Company recorded an income tax benefit of $2.5 million. The tax benefit primarily related to the reduction in the corporate tax rate from 35% to 21% which resulted in a tax benefit of $5.5 million, offset by current year profits of operations in Canada, Germany, and the U.K. Additionally, the tax expense relates to the tax impact of the amortization of U.S. indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in certain foreign jurisdictions and in the U.S.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

For the year ending December 31, 2016, the Company recorded income tax expense of $2.5 million. The tax expense was primarily related to current year profits in of operations in Germany and the U.K. Additionally, the tax expense relates to the tax impact of the amortization of U.S. indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in all other foreign jurisdictions and in the U.S. due to the valuation allowance recorded against the deferred tax asset balances of these entities.
As of December 31, 2017, a full valuation allowance was provided for domestic and certain foreign deferred tax assets in those jurisdictions where the Company has determined the deferred tax assets will more likely than not be realized. If future events change the outcome of the Company's projected return to profitability, a valuation allowance may not be required to reduce the deferred tax assets. The Company will continue to assess the need for a valuation allowance.
As of December 31, 2017, the Company had federal, state and foreign tax NOL carryforward amounts and expiration periods as follows (in thousands):

Year of Expiration	U.S. Federal	State	Brazil	France	Spain	Mexico	Total
2018-2022	$—	$409	$—	$—	$—	$—	$409
2023-2027	—	5,458	—	—	—	377	5,835
2028-2032	471	17,784	—	—	—	—	18,255
2033-2037	125,759	108,086	—	—	4	—	233,849
2038-2042	3,234	2,702	—	—	—	—	5,936
Indefinite	—	—	4,160	7,673	697	—	12,530
Totals	$129,464	$134,439	$4,160	$7,673	$701	$377	$276,814
As of December 31, 2017, the Company had federal and state capital loss carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Capital Loss Expiration	U.S. Federal	State
2018-2022	$6,837	$2,351
2023-2027	15,135	14,990
2028-2032	—	164
2033-2037	—	362
2038-2042	—	—
Indefinite	—	—
Totals	$21,972	$17,867
As of December 31, 2017, the Company had federal tax credit carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Credit Expiration	U.S. Federal
2018-2022	$—
2023-2027	1,638
2028-2032	166
2033-2037	218
2038-2042	—
Indefinite	26
Totals	$2,048

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

The components of loss before income taxes and the provision for taxes on income consist of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(12,648)	$(24,963)	$(41,458)
Foreign	8,603	(84)	(4,179)
Loss before income taxes	$(4,045)	$(25,047)	$(45,637)
The provision for taxes on income consists of the following (in thousands):
Federal	$—	$—	$(157)
State	(21)	78	96
Foreign	1,701	1,250	444
Total current	$1,680	$1,328	$383
Deferred:
Federal	$(4,541)	$1,147	$1,148
State	335	169	169
Foreign	27	(141)	(541)
Total deferred	(4,179)	1,175	776
(Benefit) provision for income taxes	$(2,499)	$2,503	$1,159
Reconciliation of income tax (benefit) provision computed at the U.S. federal statutory rate to income tax (benefit) expense is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income tax benefit at statutory federal rate	$(1,416)	$(8,766)	$(15,973)
Remeasurement of deferred tax liability related to indefinite-lived intangible due to U.S. rate reduction, effective January 1, 2018	(2,586)	—	—
Release of valuation allowance due to change in U.S. net operating loss carry forward period	(3,103)	—	—
Shortfall in tax benefit - stock compensation	233	—	—
State income tax expense, net of federal income tax effect	314	219	231
Tax capital loss in excess of book loss on sale of Japan subsidiary	(5,297)	—	—
Nondeductible goodwill impairment	—	604	1,961
Other nondeductible expenses	398	384	88
Tax rate differential on foreign operations	(816)	(474)	(1,019)
Increase in valuation allowance	9,446	10,404	15,713
Tax audit settlements	—	—	(96)
Change in prior year estimates	150	—	225
Other tax credits	173	129	29
Other	5	3	—
Income tax (benefit) expense	$(2,499)	$2,503	$1,159
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit). As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits or interest and penalties.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company's tax years 2011 and forward are subject to examination by the tax authorities.
Prior to the fourth quarter of 2017, the Company asserted that the unremitted earnings of its foreign subsidiaries with unremitted earnings were deemed indefinitely reinvested. As the Company is in an aggregate net foreign deficit position for U.S. tax purposes, the Company is not liable for the transition tax enacted as part of the Tax Reform. As such, all prior earnings of the foreign subsidiaries with unremitted earnings are deemed to be previously taxed income for U.S. tax purposes as of December 31, 2017.  The Company's assessment is provisional and we continue to assess the impact of the transition tax on unremitted earnings and its impact to the Company's outside basis.
The Company made income tax payments of $2.2 million, $0.8 million, and $1.4 million, in 2017, 2016 and 2015, respectively.
16. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse, and office space under operating lease and site license arrangements, some of which contain renewal options.
The following table summarizes future minimum operating lease payments as of December 31, 2017 and the years thereafter (in thousands):

As of December 31, 2017
Periods Ending December 31,
2018	$4,419
2019	1,742
2020	1,004
2021	590
2022	—
Thereafter	—
Total future minimum operating lease payments	$7,755
Total expenses under operating leases were $2.6 million, $4.0 million and $5.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
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

expenses these amounts to cost of sales or research and development expense, as appropriate. Royalty expense was $1.0 million, $0.3 million, and $0.2 million for the years ended December 31 2017, 2016 and 2015, respectively.
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
17. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution 401(k) Plan (the "Plan"). The Company matches employee contributions to the Plan up to 4% of their compensation. The Company recorded Company contribution matching expenses for the Plan totaling $2.1 million, $2.0 million, and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
18. RELATED PARTIES
As of December 31, 2017 and 2016, the Company had outstanding receivables from employees in the amount of $0.1 million and $22,000, respectively.
19. SEGMENT INFORMATION
The Literacy segment derives the majority of its revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer Language segment derives the majority of its revenue from sales of language-learning solutions to individuals and retail partners. Revenue from transactions between the Company's operating segments is not material. The Company's current operating segments also represent the Company's reportable segments.
The Company and its Chief Operating Decision Maker ("CODM") assess profitability and performance of each of its current operating segments in terms of segment contribution. Segment contribution is calculated as segment revenue less expenses directly incurred by or allocated to the segment. Direct segment expenses include costs and expenses that are directly incurred by or allocated to the segment and include materials costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. In addition to the previously referenced expenses, the Literacy segment includes direct research and development expenses and Combined Language includes shared research and development expenses, cost of revenue, and sales and marketing expenses applicable to the Consumer Language and E&E Language segments. Segment contribution excludes depreciation, amortization, stock compensation, restructuring and other related expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses such as legal fees, payroll processing fees, accounting related expenses, lease abandonment, impairment, and non-operating income and expense. These expenses are included below the segment contribution line in the unallocated expenses section of the tables presented below.
Beginning on January 1, 2017, the Company modified its definition and presentation of segment contribution. E&E Language segment and Consumer Language segment are now characterized as "Language" since both of these segments primarily address the language-learning market and share many of the same costs. These shared language costs are included in the "Shared Services" column of the tables presented below. General and administrative expenses directly incurred by the Language segments consist only of bad debt expense, net of recoveries. Additionally, research and developments expenses are now included in segment contribution. Further, the depreciation, amortization, stock compensation, restructuring and other related expenses which are included in cost of revenue, sales and marketing, research and development, and general and administrative are presented in total as unallocated costs. Prior periods have been reclassified to reflect the current segment presentation and definition of segment contribution. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT INFORMATION (Continued)

With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.
Operating results by segment for the year ended December 31, 2017 was as follows (in thousands, except percentages):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$43,608	$65,267	$75,718	$—	$140,985	$184,593

Cost of revenue	6,924	7,149	13,485	50	20,684	$27,608
Sales and marketing	23,369	31,089	37,366	1,459	69,914	$93,283
Research and development	6,479	—	—	15,860	15,860	$22,339
General and administrative	1,872	132	18	—	150	$2,022
Segment contribution	$4,964	$26,897	$24,849	$(17,369)	$34,377	$39,341
Segment contribution margin %	11.4%	41.2%	32.8%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						6,013
Sales and marketing						3,377
Research and development						2,408
General and administrative						6,348
Subtotal						18,146

Corporate unallocated expenses, net:
Unallocated general and administrative						25,696
Unallocated lease abandonment expense						(456)
Subtotal						25,240

Loss before income taxes						$(4,045)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT INFORMATION (Continued)

Operating results by segment for the year ended December 31, 2016 was as follows (in thousands, except percentages):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$34,123	$72,083	$87,883	$—	$159,966	$194,089

Cost of revenue	4,753	9,245	14,698	(17)	23,926	$28,679
Sales and marketing	21,650	33,441	51,508	1,902	86,851	$108,501
Research and development	4,111	—	—	18,874	18,874	$22,985
General and administrative	2,077	315	175	—	490	$2,567
Segment contribution	$1,532	$29,082	$21,502	$(20,759)	$29,825	$31,357
Segment contribution margin %	4.5%	40.3%	24.5%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						5,642
Sales and marketing						5,839
Research and development						3,288
General and administrative						10,935
Subtotal						25,704

Corporate unallocated expenses, net:
Unallocated general and administrative						26,999
Unallocated lease abandonment expense						(1,873)
Unallocated impairment						3,930
Unallocated non-operating income						1,644
Subtotal						30,700

Loss before income taxes						$(25,047)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT INFORMATION (Continued)

Operating results by segment for the year ended December 31, 2015 was as follows (in thousands, except percentages):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$21,928	$76,129	$119,613	$—	$195,742	$217,670

Cost of revenue	2,574	12,124	20,792	(19)	32,897	$35,471
Sales and marketing	16,628	40,829	66,839	3,661	111,329	$127,957
Research and development	4,542	—	—	22,101	22,101	$26,643
General and administrative	1,647	400	1,244	—	1,644	$3,291
Segment contribution	$(3,463)	$22,776	$30,738	$(25,743)	$27,771	$24,308
Segment contribution margin %	(15.8)%	29.9%	25.7%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						3,056
Sales and marketing						8,127
Research and development						3,296
General and administrative						15,565
Subtotal						30,044

Corporate unallocated expenses, net:
Unallocated general and administrative						31,268
Unallocated lease abandonment expense						1,824
Unallocated impairment						6,754
Unallocated non-operating income						55
Subtotal						39,901

Loss before income taxes						$(45,637)
Geographic Information
Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.
The information below summarizes revenue from customers by geographic area as of December 31, 2017, 2016 and 2015, respectively (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$158,825	$162,815	$177,966
International	25,768	31,274	39,704
Total revenue	$184,593	$194,089	$217,670

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT INFORMATION (Continued)

The information below summarizes long-lived assets by geographic area classified as held and used for the years ended December 31, 2017 and 2016, respectively (in thousands):

	As of December 31,
	2017	2016
United States	$27,647	$21,652
International	3,002	3,143
Total property and equipment, net	$30,649	$24,795
Revenue by Product and Service
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	As of December 31,
	2017	2016	2015
Language learning	$138,082	$155,532	$191,568
Literacy	43,608	34,123	21,928
Brain Fitness	2,903	4,434	4,174
Total revenue	$184,593	$194,089	$217,670

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. VALUATION AND QUALIFYING ACCOUNTS
The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Years Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts:
Beginning balance	$1,072	$1,196	$1,434
Charged to costs and expenses	(51)	709	1,657
Deductions—accounts written off	(646)	(833)	(1,895)
Ending balance	$375	$1,072	$1,196
Promotional rebate and coop advertising reserves:
Beginning balance	$5,968	$16,910	$23,437
Charged to costs and expenses	6,421	18,337	40,563
Deductions - reserves utilized	(10,014)	(29,279)	(47,090)
Ending balance	$2,375	$5,968	$16,910
Sales return reserve:
Beginning balance	$1,338	$3,728	$3,570
Charged against revenue	4,943	5,034	11,474
Deductions—reserves utilized	(5,105)	(7,424)	(11,316)
Ending balance	$1,176	$1,338	3,728
Deferred income tax asset valuation allowance:
Beginning balance	$78,363	70,464	53,809
Charged to costs and expenses	(16,806)	7,899	16,655
Deductions	(1,255)	—	—
Ending balance	$60,302	$78,363	$70,464

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)
Summarized quarterly supplemental consolidated financial information for 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Revenue	$47,693	$45,905	$46,206	$44,789
Gross profit	$39,552	$38,314	$36,758	$36,348
Net income (loss)	$454	$(1,135)	$(3,231)	$2,366
Basic earnings (loss) per share	$0.02	$(0.05)	$(0.14)	$0.11
Shares used in basic per share computation	22,125	22,248	22,285	22,316
Diluted earnings (loss) per share	$0.02	$(0.05)	$(0.14)	$0.10
Shares used in diluted per share computation	22,590	22,248	22,285	23,248
2016
Revenue	$48,002	$45,716	$48,693	$51,678
Gross profit	$39,954	$37,752	$40,322	$41,740
Net loss	$(7,507)	$(8,978)	$(5,452)	$(5,613)
Basic loss per share	$(0.34)	$(0.41)	$(0.25)	$(0.25)
Shares used in basic per share computation	21,867	21,948	21,993	22,065
Diluted loss per share	$(0.34)	$(0.41)	$(0.25)	$(0.25)
Shares used in diluted per share computation	21,867	21,948	21,993	22,065
22. SUBSEQUENT EVENTS
On February 26, 2018, the Company entered into the second amendment to the PIPA with SOURCENEXT. See Note 8 "Divestitures" for a description of the PIPA and the relationship with SOURCENEXT. Under the second amendment, the Company agreed to extend the SRE and SDK time-based license to a five-year term from the date of the second amendment and also provide additional foreign language speech modules under the same license term. In exchange, the Company will receive an accelerated cash receipt of $4.5 million of the $6.0 million in guaranteed minimum payments that were scheduled to be received in future periods under the terms of the PIPA.