Form 10-Q
period 2018-03-31
ROSETTA STONE INC
filed 2018-05-09
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
As of April 30, 2018, there were 22,610,814 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$39,158	$42,964
Restricted cash	57	72
Accounts receivable (net of allowance for doubtful accounts of $270 and $375, at March 31, 2018 and December 31, 2017, respectively)	13,703	24,517
Inventory	2,078	3,536
Deferred sales commissions	9,266	14,466
Prepaid expenses and other current assets	5,179	4,543
Total current assets	69,441	90,098
Deferred sales commissions	6,856	3,306
Property and equipment, net	32,243	30,649
Goodwill	50,225	49,857
Intangible assets, net	18,233	19,184
Other assets	1,827	1,661
Total assets	$178,825	$194,755
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$8,949	$8,984
Accrued compensation	12,568	10,948
Income tax payable	299	384
Obligations under capital lease	472	450
Other current liabilities	14,062	16,454
Deferred revenue	96,274	110,670
Total current liabilities	132,624	147,890
Deferred revenue	43,996	40,593
Deferred income taxes	2,002	1,968
Obligations under capital lease	1,801	1,850
Other long-term liabilities	31	31
Total liabilities	180,454	192,332
Commitments and contingencies (Note 15)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 24,064 and 23,783 shares issued and 23,064 and 22,783 shares outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	196,694	195,644
Accumulated loss	(184,521)	(178,890)
Accumulated other comprehensive loss	(2,369)	(2,898)
Treasury stock, at cost, 1,000 and 1,000 shares at March 31, 2018 and December 31, 2017, respectively	(11,435)	(11,435)
Total stockholders' (deficit) equity	(1,629)	2,423
Total liabilities and stockholders' (deficit) equity	$178,825	$194,755

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscription and service	$41,498	$41,450
Product	1,310	6,243
Total revenue	42,808	47,693
Cost of revenue:
Cost of subscription and service revenue	7,374	6,534
Cost of product revenue	2,060	1,607
Total cost of revenue	9,434	8,141
Gross profit	33,374	39,552
Operating expenses:
Sales and marketing	24,191	24,168
Research and development	6,306	6,414
General and administrative	8,532	8,025
Total operating expenses	39,029	38,607
(Loss) income from operations	(5,655)	945
Other income and (expense):
Interest income	25	13
Interest expense	(83)	(115)
Other income and (expense)	(228)	311
Total other income and (expense)	(286)	209
(Loss) income before income taxes	(5,941)	1,154
Income tax expense	461	700
Net (loss) income	$(6,402)	$454
(Loss) earnings per share:
Basic	$(0.29)	$0.02
Diluted	$(0.29)	$0.02
Common shares and equivalents outstanding:
Basic weighted average shares	22,425	22,125
Diluted weighted average shares	22,425	22,590

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(6,402)	$454
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	529	(43)
Other comprehensive income (loss)	529	(43)
Comprehensive (loss) income	$(5,873)	$411
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,402)	$454
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Stock-based compensation expense	583	147
Loss (gain) on foreign currency transactions	245	(277)
Bad debt recovery	(75)	(364)
Depreciation and amortization	3,610	3,075
Deferred income tax expense	36	300
Gain on disposal of equipment	—	(1)
Amortization of deferred financing fees	34	71
Loss from equity method investments	—	(5)
Net change in:
Accounts receivable	11,038	11,188
Inventory	1,467	361
Deferred sales commissions	1,655	1,588
Prepaid expenses and other current assets	(639)	(807)
Income tax receivable or payable	(91)	(537)
Other assets	(166)	2
Accounts payable	(58)	(1,680)
Accrued compensation	1,597	1,731
Other current liabilities	(2,413)	(2,989)
Other long-term liabilities	—	8,762
Deferred revenue	(10,839)	(15,263)
Net cash (used in) provided by operating activities	(418)	5,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,948)	(2,313)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(3,948)	(2,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	467	74
Payments under capital lease obligations	(115)	(242)
Net cash provided by (used in) financing activities	352	(168)
Decrease in cash, cash equivalents, and restricted cash	(4,014)	3,277
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	193	233
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,821)	3,510
Cash, cash equivalents, and restricted cash - beginning of period	43,036	36,597
Cash, cash equivalents, and restricted cash - end of period	$39,215	$40,107
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$49	$44
Income taxes, net of refunds	$437	$893
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,121	$608
Equipment acquired under capital lease	$25	$—
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2017. The March 31, 2018 consolidated balance sheet included herein includes account balances as of December 31, 2017 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
As discussed in this Note 2, the Company adopted certain recently issued accounting standards effective January 1, 2018. The new revenue recognition standard ("ASC 606") was adopted using the modified retrospective method. As such, the comparative information has not been restated under ASC 606 and continues to be reported under the accounting standards in effect for those prior comparative periods. See the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2017 for revenue recognition policies that were in effect in prior periods before adoption of ASC 606. Additionally, accounting standard update 2016-18 ("ASU 2016-18") related to the presentation of restricted cash in the statements of cash flow was adopted retrospectively for all comparative periods.
Except as noted above, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at March 31, 2018 and December 31, 2017, the Company’s results of operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017 have been made. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. All references to March 31, 2018 or to the three months ended March 31, 2018 and 2017 in the notes to the consolidated financial statements are unaudited.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards
Accounting Standards Adopted During the Period: During 2018, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. Under ASU 2016-18, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company retrospectively adopted ASU 2016-18 beginning January 1, 2018. The Company does not consider its restricted cash balances to be material for further disclosure or reconciliation. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations, or footnote disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provided financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) was recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company adopted ASU 2018-02 effective January 1, 2018. Due to the presence of a full valuation allowance, adoption did not have a material impact on the Company's consolidated financial statements and the disclosure requirements under ASU 2018-02 were not applicable.
In May 2014, the FASB issued ASC 606 which provided a new standard related to revenue recognition. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted ASC 606 effective January 1, 2018. As a result, the Company has changed its accounting for revenue. The Company adopted ASC 606 using the modified retrospective method applied using hindsight to those contracts that were not complete as of January 1, 2018. The cumulative effect of initially applying ASC 606 totaled $0.8 million and was recognized as an adjustment to reduce the opening balance of accumulated loss at January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The Company implemented or modified certain internal controls and key system functionality to enable the preparation of financial information under ASC 606.
The most significant impact of ASC 606 to the Company related to the accounting for offerings that contained perpetual software for which customers took possession, which occurs only in the Company's Consumer Language segment. Prior to the adoption of ASC 606, revenue was recognized at the time of delivery for these perpetual software products due to the fact that the Company had established vendor specific objective evidence of the fair value ("VSOE") for the undelivered services in the arrangement. To the extent that VSOE was not established for undelivered services bundled with perpetual software, all revenue was deferred and recognized as the services were provided. Under the new guidance in ASC 606, the requirement to establish VSOE of the undelivered services in order to recognize revenue at the time of delivery no longer exists and revenue is allocated to performance obligations by estimating the standalone selling price and using a relative value allocation method. Revenue recognition related to subscription services and professional services remained substantially unchanged. Adoption had no tax impact due to the presence of a full valuation allowance. The impact of adoption to the Company’s consolidated statement of operations for the three months ended March 31, 2018 was as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended March 31, 2018
Consolidated Statement of Operations Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Revenue:
Subscription and service	$41,498	$(162)	$41,660
Product	1,310	931	379
Total revenue	42,808	769	42,039
Gross profit	33,374	769	32,605
Loss from operations	(5,655)	769	(6,424)
Loss before income taxes	(5,941)	769	(6,710)
Net loss	$(6,402)	$769	$(7,171)
Adoption of ASC 606 had impacts to the consolidated balance sheet as well, primarily related to the presentation of deferred commissions and the reduction to deferred revenue. The Company's prior methodology was to bifurcate deferred commissions between current and non-current classifications. Under ASC 606, deferred commissions are classified as non-current unless the original amortization period is one year or less. Deferred revenue decreased on adoption of ASC 606 due to the changes in the timing of revenue recognition noted above. The impact of adoption to the Company’s consolidated balance sheet as of March 31, 2018 was as follows (in thousands):

	As of March 31, 2018
Consolidated Balance Sheet Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606

Deferred sales commissions current	9,266	(3,801)	13,067
Total current assets	69,441	(3,801)	73,242
Deferred sales commissions non-current	6,856	3,801	3,055

Other current liabilities	14,062	(172)	14,234
Deferred revenue current	96,274	(1,368)	97,642
Total current liabilities	132,624	(1,540)	134,164
Total liabilities	180,454	(1,540)	181,994

Accumulated loss	(184,521)	1,540	(186,061)
Total stockholders' deficit	(1,629)	1,540	(3,169)
The impact of adoption to the Company’s reportable segments for the three months ended March 31, 2018 was as follows (in thousands):

	Three Months Ended March 31, 2018
Consolidated Segment Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Revenue by Segment:
Literacy	$12,384	$35	$12,349
Enterprise & Education ("E&E") Language	15,436	17	15,419
Consumer Language	14,988	717	14,271
Total revenue	$42,808	$769	$42,039

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Not Yet Adopted: The following ASUs were recently issued but have not yet been adopted by the Company:
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the methodology for measuring credit losses of financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is in the process of evaluating the impact of the new guidance on the Company's consolidated financial statements and disclosures. However based on a preliminary assessment and as the Company does not hold significant financial instruments, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, entities will be required to record most leases on their balance sheets. A lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lease expense recognition is largely unchanged. ASU 2016-02 is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, however the Company does not expect to early adopt this guidance. ASU 2016-02 is required to be adopted using a modified retrospective approach. The Company expects its leases designated as operating leases in Note 15, "Commitments and Contingencies," will be reported on the consolidated balance sheets upon adoption. The Company is in the process of evaluating the other impacts of the new guidance on the Company's consolidated financial statements and disclosures.
Revenue Recognition
Nature of Revenue: The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, which includes the following steps:

•	Identification of the contract, or contracts with a customer.

•	Identification of the performance obligations in the contract.

•	Determination of the transaction price.

•	Allocation of the transaction price to the performance obligations in the contract.

•	Recognition of the revenue when, or as, the Company satisfies a performance obligation.
The Company's primary sources of revenue are web-based software subscriptions, mobile application, online services, perpetual product software, and bundles of perpetual product software and online services. The Company also generates revenue from the sale of audio practice products and professional services.
Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue is recognized net of allowances for returns. Revenue is also recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Subscription and service revenue consists of fees associated with non-cancellable web-based software subscriptions, online services, professional services, and mobile applications. Subscription revenue is generated from contracts with customers that provide access to hosted software over a contract term without the customer taking possession of the software. Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied. Subscription revenue is generated by all three reportable segments and range from short-term to multi-year contracts. Online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Professional services include implementation services. Online services revenue and professional services revenue are recognized as the services are provided. Expired services are forfeited and revenue is recognized upon expiry.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product revenue primarily consists of revenue from perpetual language-learning software and audio practice products. Audio practice products are often combined with language-learning software and sold as a solution. Perpetual software revenue is recognized at the point in time when the software is made available to the customer. Audio practice products are recognized at the point in time that the audio practice products are delivered to the customer. As post-contract support (“PCS”) is provided to customers who purchase perpetual software at no charge, a portion of the transaction price is allocated to PCS service revenue and recognized as the PCS services are provided, which is typically up to three months from the date of purchase.
See Note 16 - “Segment Information” for further information on the disaggregation of revenue, including revenue by reportable segment, geographic area, and revenue type.
Performance Obligations: A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are satisfied at a point in time or over time as delivery occurs or as work progresses.
Significant Judgments: Some of the Company’s contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately, versus together, requires significant judgment. This includes determining whether distinct services are part of a series of distinct services that are substantially the same. When subscription services are sold with professional services, judgment is required to determine whether the professional services are distinct and can be accounted for separately. In the E&E Language segment, the Company has concluded that each promised service within the language-learning subscription is delivered concurrently with all other promised services over the contract term and, as such, concluded that these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. When there are multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation where SSP is not directly observable, such as when the product or service is not sold separately, SSP is determined using internally published price lists which include suggested sales prices for each performance obligation based on the type of client and volume purchased. These price lists are derived from past experience and from the expectation of obtaining a reasonable margin based on the cost to fulfill each performance obligation.
Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied. Certain Consumer Language offerings have contracts with no fixed duration and are marketed as lifetime subscriptions. For these lifetime subscriptions, the Company estimates the expected contract period as the greater of the typical customer usage period or the longest fixed-period duration subscription that is currently marketed. The Company's current expected contract period for lifetime subscriptions is 24 months.
Certain Consumer Language offerings are sold with a right of return and the Company may provide other credits or incentives. These rights are accounted for as variable consideration when estimating the amount of revenue to recognize by utilizing the expected value method. Returns and credits are estimated at contract inception based on historical return rates, estimated channel inventory levels, the timing of new product introductions and other factors. Reserves for returns and credits are updated at the end of each reporting period as additional information becomes available.
The Company distributes its products and services both directly to the end customer and indirectly through resellers. Resellers earn commissions generally calculated as a fixed percentage of the gross sale amount to the end customer. The Company evaluates each of its reseller relationships to determine whether it is the principal (where revenue is recognized at the gross amount) or agent (where revenue is recognized net of the reseller commission). In making this determination the Company evaluates a variety of factors including the amount of control the Company is able to exercise over the transactions.
Contract Balances: The timing of revenue recognition, invoicing, and cash collection results in accounts receivable and deferred revenue in the consolidated balance sheets. Payment from customers is often received in advance of services being provided, resulting in deferred revenue. Accounts receivable is recorded when there is an executed customer contract and the right to the consideration becomes unconditional. Contract assets such as unbilled receivables are not material.
The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the accounts receivable balance. The Company establishes an allowance for doubtful accounts based on specific risks identified, historical experience, and other currently available evidence.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payment terms and conditions vary by contract type and customer. For the E&E Language and Literacy segments, payment terms generally range from 30 to 90 days. In the Consumer Language segment, resellers are generally granted payment terms of 45 days. Within Consumer Language, sales to end customers via the Rosetta Stone ecommerce website are done by credit card, which generally are settled within 7-10 days and may be made in installments. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services and not to provide customers with financing.
Deferred revenue is comprised mainly of unearned revenue related to subscription services which is recognized ratably over the subscription period. Deferred revenue also includes payments for professional services and online services to be performed in the future which are earned as revenue when the service is provided. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, contract backlog is not material.
The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2018	$24,517	$110,670	$40,593
Increase/(decrease), net	(10,814)	(14,396)	3,403
Ending balance as of March 31, 2018	$13,703	$96,274	$43,996
The amount of revenue recognized in the three months ended March 31, 2018 that was included in the opening January 1, 2018 deferred revenue balance was $40.0 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of March 31, 2018 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	As of March 31, 2018
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$33,735	$25,483	$7,694	$508	$50
E&E Language	51,803	39,991	10,466	1,014	332
Consumer Language	54,732	30,800	9,754	1,764	12,414
Total	$140,270	$96,274	$27,914	$3,286	$12,796
The Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of March 31, 2018, deferred revenue associated with SOURCENEXT totaled $16.8 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company may prospectively reassess the recognition period as needed.
Assets Recognized from Costs to Obtain a Contract with a Customer: The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, which primarily represents sales commissions paid when a customer contract is either recorded as revenue or deferred revenue. Sales commissions paid to obtain non-cancellable subscription contracts are deferred and amortized in proportion to the period over which the revenue is recognized from the related contract. Deferred sales commissions are amortized to Sales and marketing expense on the consolidated statements of operations. Deferred sales commissions are classified as non-current unless the associated amortization period is one year or less. As of March 31, 2018, the total deferred sales commissions balance was $16.1 million. Amortization of deferred sales commissions recognized during the three months ended March 31, 2018 was $5.4 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring Costs
Restructuring plans have been initiated in 2015, 2016 and 2017 to reduce headcount and other costs in order to support the strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included within Cost of sales and Sales and marketing, Research and development, and General and administrative operating expense categories in the Company's consolidated statements of operations.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. See Note 10 "Income Taxes" for additional disclosures including the impact and additional disclosures associated with the recent Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017.
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of March 31, 2018. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statements of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. See Note 11 "Stock-Based Compensation" for additional disclosures.
Basic and Diluted Net (Loss) Earnings Per Share
Net (loss) earnings per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted computation when dilutive. Potentially dilutive shares are computed using the treasury stock method and primarily consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive. When there is a net loss, there is a presumption that there are no dilutive shares as these would be anti-dilutive. See Note 3 "Basic and Diluted Net (Loss) Earnings Per Share" for additional disclosures.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

held in foreign currencies as a separate item in the reconciliation of the changes in cash, cash equivalents and restricted cash during the period.
The following table presents the effect of exchange rate changes on total comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(6,402)	$454
Foreign currency translation gain (loss)	529	(43)
Comprehensive (loss) income	$(5,873)	$411
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net (loss) income, but rather are recorded directly in stockholders' (deficit) equity. For the three months ended March 31, 2018 and 2017, the Company's comprehensive (loss) income consisted of net (loss) and foreign currency translation gains and (losses).
The other comprehensive income (loss) presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive income (loss) due to the presence of a full valuation allowance for each of the three months ended March 31, 2018 and 2017.
Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended March 31, 2018 and March 31, 2017 was $6.0 million and $6.6 million, respectively.
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
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonable knowable as of May 9, 2018.
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
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of May 9, 2018, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BASIC AND DILUTED NET (LOSS) EARNINGS PER SHARE
 Net (loss) earnings per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic (loss) earnings per share is computed using net (loss) earnings and the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share reflects the weighted average number of shares of common stock outstanding plus any dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, and restricted stock units.
The following table sets forth the computation of basic and diluted net (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) income	$(6,402)	$454
Denominator:
Basic shares:
Weighted average number of common shares - basic	22,425	22,125
Diluted shares:
Weighted average number of common shares - basic	22,425	22,125
Number of dilutive common stock equivalent shares included in diluted shares calculation	—	465
Weighted average number of common shares - diluted	22,425	22,590
(Loss) earnings per common share:
Basic	$(0.29)	$0.02
Diluted	$(0.29)	$0.02
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

	Three Months Ended March 31,
	2018	2017
Stock options	543	116
Restricted stock units	230	183
Restricted stocks	558	166
Total common stock equivalent shares	1,331	465
Share-based awards to purchase approximately 0.3 million and 1.3 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2018 and 2017, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,322	$2,893
Finished goods	756	643
Total inventory	$2,078	$3,536
The total inventory balance as of March 31, 2018 reflected the Company's ongoing efforts to transition the Consumer Language segment to a software-as-a-service ("SaaS") model. The March 31, 2018 inventory balance also reflected a $1.3 million inventory obsolescence charge during the three months ended March 31, 2018 in the retail and direct-to-consumer channels of the Consumer Language business.
5. PROPERTY AND EQUIPMENT
For the three months ended March 31, 2018 and March 31, 2017 the Company capitalized $3.9 million and $2.6 million, respectively, of internal-use software development costs.
Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$1,454	$994
Cost of product revenue	406	244
Total included in cost of revenue	1,860	1,238
Included in operating expenses:
Sales and marketing	181	143
Research and development	2	3
General and administrative	576	751
Total included in operating expenses	759	897
Total	$2,619	$2,135
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments for the three months ended March 31, 2018 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2018
Gross Goodwill	$9,962	$39,895	$27,514	$77,371
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2018	$9,962	$39,895	$—	$49,857

Effect of change in foreign currency rate	—	368	—	368

Balance as of March 31, 2018
Gross Goodwill	$9,962	$40,263	$27,514	$77,739
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of March 31, 2018	$9,962	$40,263	$—	$50,225
The Company routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company's internal control framework. The Company's reporting units with goodwill balances were evaluated to determine if a triggering event has occurred. As of March 31, 2018, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in 2018 in connection with the interim impairment review.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trademark / tradename *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,505	$15,636	$26,656	$312	$55,109
Accumulated Amortization	(1,755)	(12,222)	(20,515)	(278)	(34,770)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of January 1, 2018	$10,724	$2,413	$6,013	$34	$19,184

Gross Carrying Amount	12,517	15,719	26,747	312	55,295
Accumulated Amortization	(1,817)	(12,781)	(21,015)	(285)	(35,898)
Accumulated Impairment	(26)	(1,009)	(129)	—	(1,164)
Balance as of March 31, 2018	$10,674	$1,929	$5,603	$27	$18,233
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of March 31, 2018, the carrying value of the tradename asset was $10.6 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$114	$117
Cost of product revenue	32	29
Total included in cost of revenue	146	146
Included in operating expenses:
Sales and marketing	481	455
Research and development	364	339
General and administrative	—	—
Total included in operating expenses	845	794
Total	$991	$940
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining nine months of 2018 and years thereafter (in thousands):

As of March 31, 2018
2018 - remaining	$2,384
2019	1,532
2020	1,282
2021	940
2022	940
Thereafter	548
Total	$7,626
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of March 31, 2018 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	March 31, 2018	December 31, 2017
Accrued marketing expenses	$3,122	$5,316
Accrued professional and consulting fees	1,338	1,609
Sales return reserve	459	1,176
Sales, withholding and property taxes payable	3,391	3,616
Other	5,752	4,737
Total other current liabilities	$14,062	$16,454
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of March 31, 2018, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of March 31, 2018, there were no borrowings outstanding and the Company was eligible to borrow $9.4 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $5.4 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

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
During the three months ended March 31, 2018, the Company acquired $25,000 in equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of March 31, 2018
2018-remaining	$425
2019	564
2020	560
2021	557
2022	418
Thereafter	1
Total minimum lease payments	$2,525
Less amount representing interest	252
Present value of net minimum lease payments	$2,273
Less current portion	472
Obligations under capital lease, long-term	$1,801
10. INCOME TAXES
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted on December 22, 2017. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the Tax Act are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
SAB 118 summarizes the process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act.
During the year of enactment, the Company recorded reasonable estimates of the effects of the Tax Act which principally related to a) the reduction in the U.S. corporate income tax rate from 35% to 21% and b) the change in the carryforward period of net operating losses. In the fourth quarter of 2017, the Company recorded an income tax benefit of $2.4 million to remeasure deferred tax liabilities associated with indefinite-lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company was in a net deferred tax asset position that was offset by a full valuation allowance. Though the impact of the rate change has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation resulted in a $26.3 million reduction in both. Additionally, the Company recorded an income tax benefit of $3.1 million in the fourth quarter of 2017 related to the release of the valuation allowance associated with the post-2017 reversing deferred tax assets to offset 80% of the deferred tax liability associated with the Company's indefinite-lived intangible asset.
During the three months ended March 31, 2018, there were no updates to these estimates and the estimates made in the year of enactment represent the Company's best estimates. The Company continues to assess the impact of the Tax Act, however, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations,

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

additional guidance that may be issued by the Internal Revenue Service or state and local authorities, and any updates or changes to estimates the Company has utilized to calculate the transition impact. Therefore, as of March 31, 2018, the Company's accounting for the elements of the Tax Act is incomplete. The Company will complete the accounting for these items during 2018, after completion of the 2017 U.S. income tax return.
The Tax Act includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries.
Other significant Tax Act provisions that may impact income taxes include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation of net operating losses generated after 2017 to 80% of taxable income, the inclusion of commissions and performance based compensation in determining the excess compensation limitation, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company is still evaluating its policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2018 is based on the estimated annual effective tax rate for fiscal year 2018. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of March 31, 2018, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended March 31, 2018 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy or indefinite loss carryforward periods for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of March 31, 2018, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of March 31, 2018, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

against its deferred tax assets in the future and the valuation will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of March 31, 2018, and December 31, 2017, the Company’s U.S. deferred tax liability was $1.9 million and $1.9 million, respectively, related to its goodwill and indefinite lived intangibles. As of March 31, 2018 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2017. As of March 31, 2018, and December 31, 2017, the Company had no unrecognized tax benefits.
For the three months ended March 31, 2018 the Company recorded an income tax expense of $0.5 million for deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets and current tax expense related to our operations in U.K., Germany, Canada and China.
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
2009 Omnibus Incentive Plan
On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provided the Company the ability to grant up to 2,437,744 of new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. Service, performance and market-based restricted stock awards are considered outstanding at the time of grant as the stockholder is entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Performance units and restricted stock units do not have voting rights. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. Concurrent with the approval of the 2009 Plan, the 2006 Plan was terminated for purposes of future grants. Since the establishment of the 2009 Plan, the Board of Directors authorized and the Company's shareholders' approved the allocation of additional shares of common stock to the 2009 Plan as follows:

Authorization Dates of 2009 Plan Additions	Number of Common Stock Shares Authorized to 2009 Plan
February 27, 2009	2,437,744
May 26, 2011	1,000,000
May 23, 2012	1,122,930
May 23, 2013	2,317,000
May 20, 2014	500,000
June 12, 2015	1,200,000
May 24, 2017	1,900,000
At March 31, 2018, there were 1,227,656 shares available for future grant under the 2009 Plan.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Valuation Assumptions
The determination of fair value of our stock-based awards is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. In accordance with ASC 718, the fair value of stock-based awards to employees is calculated as of the date of grant. Compensation expense is then recognized over the requisite service period of the award. Stock-based compensation expense recognized is based on the estimated portion of the awards that is expected to vest. Estimated forfeiture rates are applied in the expense calculation. The Company determines the fair values of stock-based awards as follows:

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

•
Market-Based Restricted Stock Awards and Market-Based Stock Options: The fair value of the market-based awards is determined using a Monte-Carlo simulation model. The Monte Carlo valuation also estimates the number of market-based awards that would be awarded which is reflected in the fair value on the grant date. There have been no market based awards or options granted in the periods presented.

For the three months ended March 31, 2017, there were no stock options granted. For the three months ended March 31, 2018, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

	Three Months Ended March 31,
	2018	2017
Expected stock price volatility	39.8%	none
Expected term of options	6 years	none
Expected dividend yield	—	none
Risk-free interest rate	2.73%	none
Stock-Based Compensation Expense
Stock compensation expense associated with service-based equity awards is recognized in the statements of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards are accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation is recognized in the statements of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$(39)	$(15)
Cost of product revenue	(13)	27
Total included in cost of revenue	(52)	12
Included in operating expenses:
Sales and marketing	(101)	(228)
Research and development	(16)	(151)
General and administrative	752	514
Total included in operating expenses	635	135
Total	$583	$147
Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2018 to March 31, 2018:

	Service Based Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Service-based Awards, January 1, 2018	431,118	$8.07	$3,477,484
Service-based awards granted	209,862	13.81
Service-based awards vested	(111,232)	8.42
Service-based awards canceled	(10,105)	7.91
Non-vested Service-Based Awards, March 31, 2018	519,643	$10.31	$5,359,286
As of March 31, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $3.7 million and is expected to be recognized over a weighted average period of 2.67 years.
Service-based restricted stock awards are granted at the discretion of the Board of Directors or Compensation Committee (or its authorized member(s)). Restricted stock awards generally vest over a four year period based upon required service conditions.
Performance-Based Restricted Stock Units
Beginning in the first quarter of 2017, the Company began granting annual performance-based restricted stock units ("PSUs") to certain employees which will become earned or eligible to vest based on the Company's achievement of certain pre-defined key operating performance goals during a one to three-year period. The number of PSUs earned or eligible to vest following the performance period is subject to approval by the Compensation Committee of the Board of Directors. Once earned, certain PSUs are then subject to additional service and vesting requirements, while certain PSUs vest shortly after being earned. PSUs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results relative to target, actual issuance of PSUs can be eligible for vest anywhere between a maximum of 200% and 0% of the target number of PSUs originally granted.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's PSU activity from January 1, 2018 to March 31, 2018:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2018	433,588	$9.43	$5,406,842
PSUs granted	318,833	13.82
PSUs vested	(28,051)	9.43
PSUs canceled	(21,335)	9.43
Non-vested PSUs, March 31, 2018	703,035	$11.42	$9,244,910
As of March 31, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the PSUs not yet recognized in the consolidated statement of operations was $3.6 million and is expected to be recognized over a weighted average period of 1.81 years.
Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2018 to March 31, 2018:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2018	1,628,711	$9.81	6.79	$5,203,196
Service-based options granted	1,692	13.72
Service-based options exercised	(53,710)	8.69
Service-based options canceled	(37,101)	14.88
Service-based Options Outstanding, March 31, 2018	1,539,592	9.74	6.65	5,878,052
Vested and expected to vest March 31, 2018	1,521,668	9.76	6.63	5,780,367
Exercisable at March 31, 2018	1,317,006	$9.99	6.46	$4,782,483
As of March 31, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $1.0 million and is expected to be recognized over a weighted average period of 1.52 years.
Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four year period based upon required service conditions and do not have performance or market conditions.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2018 to March 31, 2018:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2018	234,658	$10.19	$2,926,185
Units granted	1,222	13.72	16,766
Units released	—	—
Units cancelled	—	—
Units Outstanding, March 31, 2018	235,880	10.21	3,101,822
Vested and expected to vest at March 31, 2018	235,639	11.19	3,098,649
Vested and deferred at March 31, 2018	220,063	$10.14	$2,893,828
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
On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vest 50%, 25%, and 25% on April 4, 2017, 2018 and 2019, respectively. As of March 31, 2018, 32,359 PRSAs were vested and 72,248 PSOs were vested. Future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $0.1 million and is expected to be recognized over a weighted average period of 1.00 years.
On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of March 31, 2018, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.67 years.
12. STOCKHOLDERS' (DEFICIT) EQUITY
At March 31, 2018, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2018, the Company had shares of common stock issued of 24,064,291 and shares of common stock outstanding of 23,064,291.
On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

were repurchased during 2014, 2015, 2016, 2017 or the three months ended March 31, 2018. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheets. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE
2016 Restructuring Plan
In the first quarter of 2016, the Company announced and initiated actions to withdraw the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of E&E Language offerings. There was approximately $0.1 million of remaining accrued severance costs as of December 31, 2017 and March 31, 2018, with only minor changes in activity during the three months ended March 31, 2018. The remaining amount is expected to be settled by the end of 2018.
Other Employee Severance Actions
In 2017, the Company initiated actions to reduce headcount in its Fit Brains business and in the U.S. and China locations within consumer product operations, primarily comprised of severance costs. There was approximately $0.1 million of remaining accrued severance costs as of December 31, 2017 and March 31, 2018, with only minor changes in activity during the three months ended March 31, 2018. The remaining amount is expected to be settled by the end of 2018.
Restructuring Cost
The following table summarizes the major types of costs associated with the restructuring actions for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Severance costs	$10	$754
Contract termination costs	—	—
Other costs	21	26
Total	$31	$780
The following table presents total restructuring costs associated with the restructuring actions included in the related line items of our statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$35	$165
Sales and marketing	2	331
Research and development	—	218
General and administrative	(6)	66
Total	$31	$780
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
A summary of the Company’s lease abandonment activity for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	As of March 31,
	2018	2017
Accrued lease abandonment costs, beginning of period	$1,081	$2,123
Costs incurred and charged to expense	—	—
Principal reductions	(262)	(252)
Accrued lease abandonment costs, end of period	$819	$1,871
Accrued lease abandonment costs liability:
Short-term - included in "Other current liabilities"	$819	$1,057
Long-term	—	814
Total	$819	$1,871
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options.
The following table summarizes future minimum operating lease payments for the remaining nine months of 2018 and the years thereafter (in thousands):

As of March 31, 2018
Periods Ending December 31,
2018-remaining	$3,349
2019	1,742
2020	1,004
2021	590
Thereafter	—
Total	$6,685
Total expenses under operating leases are $0.6 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

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
16. SEGMENT INFORMATION
The Literacy segment derives the majority of its revenue from the sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer Language segment derives the majority of its revenue from sales of language-learning solutions to individuals and retail partners. Revenue from transactions between the Company's operating segments is not material. The Company's current operating segments also represent the Company's reportable segments. Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Segment revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.
The Company and its Chief Operating Decision Maker ("CODM") assess profitability and performance of each of its current operating segments in terms of segment contribution. Segment contribution is calculated as segment revenue less expenses directly incurred by or allocated to the segment. Direct segment expenses include materials costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. In addition to the previously referenced expenses, the Literacy segment includes direct research and development expenses and Combined Language includes shared research and development expenses, cost of revenue, and sales and marketing expenses applicable to the Consumer Language and E&E Language segments. Segment contribution excludes depreciation, amortization, stock compensation, restructuring and other related expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses such as legal fees, payroll processing fees, accounting related expenses, lease abandonment, impairment, and non-operating income and expense. These expenses are included below the segment contribution line in the unallocated expenses section of the tables presented below.
The E&E Language segment and Consumer Language segment are characterized as "Language" since both of these segments primarily address the language-learning market and share many of the same costs. These shared language costs are included in the "Shared Services" column of the tables presented below. General and administrative expenses directly incurred by the Language segments consist only of bad debt expense, net of recoveries. Additionally, research and development expenses are included as shared Language costs. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate.
With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended March 31, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$12,384	$15,436	$14,988	$—	$30,424	$42,808

Cost of revenue	2,008	1,612	3,805	19	5,436	7,444
Sales and marketing	6,228	7,989	9,107	229	17,325	23,553
Research and development	1,815	—	—	3,908	3,908	5,723
General and administrative	461	(55)	(9)	—	(64)	397
Segment contribution	$1,872	$5,890	$2,085	$(4,156)	$3,819	$5,691
Segment contribution margin %	15.1%	38.2%	13.9%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,990
Sales and marketing						638
Research and development						583
General and administrative						1,332
Subtotal						4,543

Corporate unallocated expenses, net:
Unallocated general and administrative						6,803
Unallocated non-operating expense						286
Subtotal						7,089

Loss before income taxes						$(5,941)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended March 31, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue (1)	$10,170	$16,500	$21,023	$—	$37,523	$47,693

Cost of revenue	1,828	1,844	2,911	(3)	4,752	$6,580
Sales and marketing	5,514	7,635	9,825	492	17,952	$23,466
Research and development	1,504	—	—	4,501	4,501	$6,005
General and administrative	363	(98)	(70)	—	(168)	$195
Segment contribution	$961	$7,119	$8,357	$(4,990)	$10,486	$11,447
Segment contribution margin %	9.4%	43.1%	39.8%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,561
Sales and marketing						702
Research and development						409
General and administrative						1,536
Subtotal						4,208

Corporate unallocated expenses, net:
Unallocated general and administrative						6,294
Unallocated non-operating income						(209)
Subtotal						6,085

Income before income taxes						$1,154
(1) Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Segment revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
United States	$36,965	$41,241
International	5,843	6,452
Total	$42,808	$47,693
(1) Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Geographic revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.
The information below summarizes long-lived assets by geographic area classified as held and used as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
United States	$29,290	$27,647
International	2,953	3,002
Total	$32,243	$30,649
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Language learning	$29,958	$36,630
Literacy	12,384	10,170
Brain fitness	466	893
Total	$42,808	$47,693
(1) Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Revenue by type in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this "Report") and other statements or presentations made from time to time by the Company, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," "projects," or similar words or phrases. These statements may include, but are not limited to, statements related to: our business strategy; guidance or projections related to revenue, Adjusted EBITDA, sales, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: the risk that we are unable to execute our business strategy; declining demand for our language learning solutions; the risk that we are not able to manage and grow our business; the impact of any revisions to our pricing strategy; the risk that we might not succeed in introducing and producing new products and services; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds; the risk that we cannot effectively adapt to and manage complex and numerous technologies; the risk that businesses acquired by us might not perform as expected; and the risk that we are not able to successfully expand internationally. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements risks and uncertainties that are more fully described in the Company's filings with the U.S. Securities and Exchange Committee (SEC), including those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those updated from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and should be read together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2018.
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
As our Company has evolved, we believe that our current portfolio of language and literacy products and transition to a software-as-a-service ("SaaS")-based delivery model provides multiple opportunities for long-term value creation. We also believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe, and we are uniquely positioned with the power of our global brand to meet the growing needs of global learners.
We continue to emphasize the development of products and solutions for Corporate and K-12 learners who need to speak and read English. This focus extends to the Consumer Language segment, where we continue to make product investments serving the needs of passionate language learners who are mobile, results focused and value a quality language-learning experience.
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

3.
Seek to maximize the benefit of the changes we have made in our Consumer Language products and successfully transition to SaaS delivery to seek additional growth opportunities with greater emphasis on a streamlined, mobile-oriented product portfolio focused on customers' demand, while optimizing our marketing spend appropriately;

4.
Seek opportunities to leverage our language assets including our content, tools and pedagogy, as well as our well-known Rosetta Stone brand, through partnerships with leading players in key markets around the world; and

5.	Continue to identify opportunities to become more efficient.
As of March 31, 2018, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.
Over the last few years, our Consumer Language strategy has been to shift more and more of our Consumer Language business to online subscriptions, which feature access across the web and apps, and away from perpetual digital download and CD packages. We believe that these online subscription formats provide customers with an overall better experience, flexibility to use our products on multiple platforms (tablets, smartphones and computers), and provide a more economical and relevant way for us to deliver our products to customers. We expect the trend in Consumer Language subscription sales to continue as customer preferences move towards mobile experiences. We expect the final portion of this transition to subscription will be complete in the first half of 2018.
Literacy segment contribution increased to $1.9 million with segment contribution margin of 15% for the three months ended March 31, 2018, as compared to a segment contribution of $1.0 million and segment contribution margin of 9% for the three months ended March 31, 2017. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by increases in direct sales and marketing expense and research and development expense due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure. E&E Language segment contribution decreased to $5.9 million with segment contribution margin of 38% for the three months ended March 31, 2018, as compared to segment contribution of $7.1 million and segment contribution margin of 43% for the three months ended March 31, 2017. The dollar and margin decreases were primarily due to the $1.1 million decline in E&E Language revenue and an increase in direct sales and marketing expense. Consumer Language segment contribution decreased to $2.1 million with a segment contribution margin of 14% for the three months ended March 31, 2018, from $8.4 million with a segment contribution margin of 40% for the three months ended March 31, 2017. The dollar decrease in Consumer Language segment contribution was primarily attributable to the transition to subscription sales that are recognized over-time compared to perpetual software sales that are recognized at a point-in-time. Consumer Language segment contribution was also impacted by a $1.3 million inventory obsolescence charge in cost of product revenue associated with the switch from packaged perpetual products to subscription-based offerings. The margin percentage decreased from 40% to 14% primarily due to the reduction in revenue and the inventory charge noted above.
For additional information regarding our segments, see Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements. For additional information regarding fluctuations in segment revenue, see Results of Operations, below.
Components of Our Statements of Operations
Revenue
We derive revenue from sales of language-learning and literacy solutions. Revenue is presented as subscription and service revenue or product revenue in our consolidated financial statements. Subscription and service revenue consists of fees associated with web-based software subscriptions, online services, professional services, and mobile applications. As discussed in Note 2 of Part 1 - Item 1, Financial Statements, we adopted the new revenue recognition accounting standard ("ASC 606") effective January 1, 2018 using the modified retrospective method. As such, the comparative information has not been restated under ASC 606 and continues to be reported under the accounting standards in effect for those prior comparative periods.
Subscription revenue is generated from contracts with customers that provide access to hosted software over a contract term without the customer taking possession of the software. Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied. Subscription revenue is generated by all three reportable segments and range from short-term to multi-year contracts. Online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Professional services include training and implementation services. Online services revenue and professional services revenue are recognized as the services are provided. Expired services are forfeited and revenue is recognized upon expiry.
Product revenue primarily consists of revenue from perpetual language-learning software and audio practice products. Audio practice products are often combined with language-learning software and sold as a solution. Perpetual software revenue is recognized at the point in time when the software is made available to the customer. Audio practice products are recognized at the point in time that the audio practice products are delivered to the customer. As post-contract support ("PCS") is provided to customers who purchase perpetual software at no charge, a portion of the transaction price is allocated to PCS service revenue and recognized as the PCS services are provided, which is typically three months from the date of purchase.
We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer Language products predominantly through our direct sales channels, primarily utilizing our websites and call centers, which we refer to as our direct-to-consumer ("DTC") channel. We also distribute our Consumer Language products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our E&E Language, Literacy, and our Consumer Language segments because the customers and revenue drivers of these channels are different.
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
Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, and commissions earned by our sales personnel. Sales commissions are generally paid when a customer contract is either recorded as revenue or deferred revenue. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized.

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
Interest and Other Income (Expense)
Interest and other income (expense) primarily consist of interest income, interest expense, and foreign exchange gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense is primarily related to interest on our capital leases and amortization of deferred financing fees associated with our revolving credit facility. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses.
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
For the three months ended March 31, 2018, we incurred an income tax expense of $0.5 million with $5.9 million loss before taxes, resulting in a worldwide effective tax rate of (7.8)%. The three month tax expense of $0.5 million related to current year income from operations in Canada, China, Germany, and the U.K., as well as the deferred tax impact of amortization of indefinite lived intangibles, and foreign withholding taxes.
For the year ended December 31, 2017, we recorded an income tax benefit of $2.5 million on a loss before tax of $4.0 million resulting in worldwide effective tax rate of 61.8%. The tax rate resulted from the tax benefit associated with the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 (the "Tax Act"), partially offset by tax expense related to income of operations in Canada, China, Germany, and the U.K., foreign withholding taxes, the deferred tax impact of amortization of indefinite lived intangible assets.
Critical Accounting Policies and Estimates
In presenting our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.
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
We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this quarterly report on Form 10-Q:
•Revenue Recognition
•Stock-based Compensation
•Goodwill
•Intangible Assets
•Valuation of Long-Lived Assets
•Restructuring Costs
•Income Taxes

•Going Concern Assessment
For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 7, 2018. Due to the adoption of the new revenue recognition guidance in ASC 606, we made updates to the critical accounting policies associated with revenue recognition. See Note 2 of Part 1 - Item 1, Financial Statements for additional information and significant judgments on revenue recognition. Other than revenue recognition, there have been no significant changes in the above critical accounting policies and estimates since those disclosed in our most recent Annual Report on Form 10-K.
Results of Operations
Comparison of the three months ended March 31, 2018 and the three months ended March 31, 2017
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$41,498	$41,450	$48	0.1%
Product	1,310	6,243	(4,933)	(79.0)%
Total revenue	42,808	47,693	(4,885)	(10.2)%
Cost of revenue:
Cost of subscription and service revenue	7,374	6,534	840	12.9%
Cost of product revenue	2,060	1,607	453	28.2%
Total cost of revenue	9,434	8,141	1,293	15.9%
Gross profit	33,374	39,552	(6,178)	(15.6)%
Operating expenses:
Sales and marketing	24,191	24,168	23	0.1%
Research and development	6,306	6,414	(108)	(1.7)%
General and administrative	8,532	8,025	507	6.3%
Total operating expenses	39,029	38,607	422	1.1%
(Loss) income from operations	(5,655)	945	(6,600)	(698.4)%
Other income and (expense):
Interest income	25	13	12	92.3%
Interest expense	(83)	(115)	32	(27.8)%
Other income and (expense)	(228)	311	(539)	(173.3)%
Total other income and (expense)	(286)	209	(495)	(236.8)%
Loss before income taxes	(5,941)	1,154	(7,095)	(614.8)%
Income tax expense	461	700	(239)	(34.1)%
Net (loss) income	$(6,402)	$454	$(6,856)	(1,510.1)%
Total revenue decreased $4.9 million to $42.8 million for the three months ended March 31, 2018 from $47.7 million for the three months ended March 31, 2017. The overall decrease in revenue was due to a decrease in Consumer Language revenue of $6.0 million and a decrease in E&E Language revenue of $1.1 million, partially offset by an increase in Literacy revenue of $2.2 million.
The operating loss for the three months ended March 31, 2018, totaled $5.7 million, compared to operating income of $0.9 million for the three months ended March 31, 2017. The primary driver of the operating loss was the decline in revenue and an increase in cost of product revenue due to an inventory obsolescence charge of $1.3 million in the Consumer Language business associated with the switch from packaged perpetual products to subscription-based offerings.

The following table sets forth revenue for our three operating segments for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,				2018 Versus 2017
	2018		2017		Change	% Change
Literacy	12,384	28.9%	10,170	21.3%	2,214	21.8%
E&E Language	15,436	36.1%	16,500	34.6%	(1,064)	(6.4)%
Consumer Language	14,988	35.0%	21,023	44.1%	(6,035)	(28.7)%
Total Revenue	$42,808	100.0%	$47,693	100.0%	$(4,885)	(10.2)%
Literacy Segment
Literacy revenue increased $2.2 million, or 22%, from the three months ended March 31, 2017, to $12.4 million for the three months ended March 31, 2018. The growth in Literacy revenue was driven by sales growth in 2017 and strong retention rates. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale.
E&E Language Segment
E&E Language revenue decreased $1.1 million, or 6%, from the three months ended March 31, 2017, to the three months ended March 31, 2018. Revenue declined $0.6 million in marketplaces exited due to the execution of our strategy to exit our direct presence in unprofitable geographies and manage this business for profitable growth. Where appropriate, we will seek to operate through partners in the geographies we have exited. Our goal is to offset this decline with growth in our retained channels, which saw a slight decline of $0.5 million, or 3%, as compared to the year ago period. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Language Segment
Consumer Language revenue decreased $6.0 million, or 29%, from the three months ended March 31, 2017, to the three months ended March 31, 2018. This decrease largely reflects the continued transition of the segment to subscription-based sales, which are recognized over time, from the sale of perpetual products that were historically recognized up front. The SaaS transition within the Consumer Language segment’s DTC channel was largely completed by the end of 2017 and the migration from CD-based product sales to subscriptions in the retail channel was initiated in mid-2017 and was largely completed in the first quarter of 2018. We expect revenue within the global retail sales channel will decline in 2018 as we complete the retail transition from perpetual product to subscriptions. In connection with our recent shift in strategy, we will invest in the mobile and English-learning to drive growth. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and service and product for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,				2018 Versus 2017
	2018		2017		Change	% Change
Subscription and service	$41,498	96.9%	$41,450	86.9%	$48	0.1%
Product	1,310	3.1%	6,243	13.1%	(4,933)	(79.0)%
Total revenue	$42,808	100.0%	$47,693	100.0%	$(4,885)	(10.2)%
Subscription and Service Revenue
Subscription and service revenue was flat at $41.5 million for the three month periods ended March 31, 2018 and March 31, 2017. The Literacy segment falls entirely within the subscription and service revenue category, which increased $2.2 million year over year. As earlier noted, the 22% growth in Literacy revenue was driven by sales growth in 2017 and strong retention rates. The increase in Literacy revenue was offset by revenue declines in the Language segments. The $1.6 million decline in Consumer Language subscription and services revenue was primarily due to the ongoing SaaS transition in the retail channel that was initiated in mid-2017 and was largely completed in the first quarter of 2018. Historically, customers in the Consumer Language segment using our longer-length subscription products (greater than a one-year term) have generally only stayed for the duration of the subscription period. We are selling shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new segment demographics. As our Consumer Language products are sold through shorter-term subscriptions, cash from those sales will be spread over the initial sale period and any subsequent renewals. Within the E&E Language segment, the $0.6 million revenue decline was due in part to the marketplaces exited in unprofitable geographies.
Product Revenue
Product revenue decreased $4.9 million, or 79%, to $1.3 million during the three months ended March 31, 2018, from $6.2 million during the three months ended March 31, 2017. The primary driver of the decrease in product revenue was a decline of $3.2 million in the DTC sales channel due to the SaaS migration that was substantially completed in late 2017. Product revenue also declined in the global consumer retail sales channel by $0.9 million. We expect the revenue impact from the SaaS migration on the retail channel will be realized in 2018 which will result in a decline in product revenue in the future. We expect the global retail transition to subscription sales will be complete in the first half of 2018.
Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$41,498	$41,450	$48	0.1%
Product	1,310	6,243	(4,933)	(79.0)%
Total revenue	42,808	47,693	(4,885)	(10.2)%
Cost of revenue:
Cost of subscription and service revenue	7,374	6,534	840	12.9%
Cost of product revenue	2,060	1,607	453	28.2%
Total cost of revenue	9,434	8,141	1,293	15.9%
Gross profit	$33,374	$39,552	$(6,178)	(15.6)%
Gross margin percentages	78.0%	82.9%	(4.9)%
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended March 31, 2018, was $7.4 million, an increase of $0.8 million, or 13%, from the three months ended March 31, 2017. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 18% for the three months ended March 31, 2018 from 16% for the three months ended March 31, 2017. The dollar and margin increases were primarily due to an increase in amortization expense from capitalized internal-use software costs and an increase in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we complete the migration of our Consumer Language business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the three months ended March 31, 2018, was $2.1 million, an increase of $0.5 million, or 28%, from the three months ended March 31, 2017. As a percentage of product revenue, cost of product revenue exceeded product revenue by 157% for the three months ended March 31, 2018, compared to a 26% margin the three months ended March 31, 2017. The increase in cost of product revenue and the change in margin was primarily due to a $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment.
Gross Profit
Gross profit decreased $6.2 million to $33.4 million for the three months ended March 31, 2018, compared to $39.6 million the three months ended March 31, 2017. Gross profit percentage decreased to 78% for the three months ended March 31, 2018, from 83% for the three months ended March 31, 2017. The decline in gross profit and margin was primarily driven by the year-over-year decline in first quarter revenue and the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and direct-to-consumer channels of the Consumer Language segment.
Operating Expenses

	Three Months Ended March 31,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$24,191	$24,168	$23	0.1%
Research and development	6,306	6,414	(108)	(1.7)%
General and administrative	8,532	8,025	507	6.3%
Total operating expenses	$39,029	$38,607	$422	1.1%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2018, were flat at $24.2 million for the three months ended March 31, 2018 and March 31, 2017. As a percentage of total revenue, sales and marketing expenses increased to 57% from 51% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We anticipate sales and marketing expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
Research and Development Expenses
Research and development expenses were $6.3 million for the three months ended March 31, 2018, nearly flat compared to $6.4 million for the three months ended March 31, 2017. As a percentage of total revenue, research and development expenses slightly increased to 15% from 13% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We anticipate research and development expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
General and Administrative Expenses
General and administrative expenses increased 6% to $8.5 million for the three months ended March 31, 2018, compared to $8.0 million for the three months ended March 31, 2017. As a percentage of revenue, general and administrative expenses increased to 20% for the three months ended March 31, 2018, from 17% for the three months ended March 31, 2017. The primary factor driving the slight increase in general and administrative expenses was associated with the resolution of a legal matter.
Interest and Other Income (Expense)

	Three Months Ended March 31,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest income	$25	$13	$12	92.3%
Interest expense	(83)	(115)	32	(27.8)%
Other income and (expense)	(228)	311	(539)	(173.3)%
Total other income and (expense)	$(286)	$209	$(495)	(236.8)%
Interest income for the three months ended March 31, 2018 was $25,000, up slightly from $13,000 for the three months ended March 31, 2017. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended March 31, 2018 and March 31, 2017, was flat at $0.1 million, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the three months ended March 31, 2018, was expense of $0.2 million, an unfavorable change of $0.5 million, from income of $0.3 million for the three months ended March 31, 2017. The change is primarily attributable to unfavorable foreign exchange fluctuations.

Income Tax Expense

	Three Months Ended March 31,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Income tax expense	$461	$700	$(239)	(34.1)%
Our income tax expense for the three months ended March 31, 2018, was $0.5 million, compared to $0.7 million for the three months ended March 31, 2017. The decrease to tax expense was primarily due to a reduced federal income tax rate associated with the Tax Act and the ability to use post-2017 net operating losses to reduced deferred tax expense associated with amortization of indefinite-lived intangible assets.
Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at March 31, 2018, consisted of $39.2 million in cash and cash equivalents and short-term investments, a decrease of $3.8 million compared to December 31, 2017. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $9.4 million of available credit less $4.0 million in letters of credit have been issued by the Bank on our behalf, resulting in a net borrowing availability of $5.4 million. We are subject to certain financial and restrictive covenants under the credit facility. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of March 31, 2018, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of March 31, 2018 was $6.2 million. As of March 31, 2018, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
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
Cash Flow Analysis

	Three Months Ended March 31,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(418)	$5,756	$(6,174)	(107.3)%
Net cash used in investing activities	$(3,948)	$(2,311)	$(1,637)	70.8%
Net cash provided by (used in) financing activities	$352	$(168)	$520	(309.5)%
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the three months ended March 31, 2018, was $0.4 million. The factors affecting our operating cash flows during the period were our net loss of $6.4 million, adjusted for non-cash charges totaling $4.4 million and a change in net operating assets and liabilities of $1.6 million. Non-cash items primarily consisted of $3.6 million in depreciation and amortization expense and $0.6 million in stock compensation expense. Depreciation and amortization expense increased due to the release of the PowerUp Literacy offering and its commencement of amortization in early January of 2018. Stock based compensation increased related to the additional expense associated with the renewed performance-based incentive stock plan. Contributing to the cash inflows in the first quarter of 2018 was a cash receipt of $4.5 million from SOURCENEXT Corporation ("SOURCENEXT") for additional software licensing, which will be recognized into revenue ratably through 2037.
Net cash provided by operating activities for the three months ended March 31, 2017, was $5.8 million. The factors affecting our operating cash flows during the period were our net income of $0.5 million, adjusted for non-cash charges totaling $2.9 million, and a favorable overall change in operating assets and liabilities of $2.4 million.  Non-cash items primarily consisted of $3.1 million in depreciation and amortization expense and a $0.3 million related to deferred income tax expense. These non-cash expenses were partially offset by $0.4 million in bad debt recoveries and $0.3 million gain on foreign currency transactions. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $11.2 million and an increase in other long term liabilities of $8.8 million, partially offset by a $15.3 million decrease in deferred revenue. The decrease in accounts receivable was primarily related to the timing of sales during the fourth quarter 2016 holiday season compared to when payments are typically made. The increase in other long term liabilities was due to the $9.0 million cash receipt related to the execution of two agreements with SOURCENEXT for the perpetual license of certain intellectual property for exclusive use and sale in Japan. The decrease in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the higher Consumer Language sales coinciding with the fourth quarter holiday shopping season and the timing of renewals in the corporate sales channel in the fourth quarter.
Net Cash Used in Investing Activities
Net cash used in investing activities was $3.9 million for the three months ended March 31, 2018, compared to $2.3 million for the three months ended March 31, 2017, a change of $1.6 million. Purchases of property and equipment, which primarily relates to capitalized labor increased $0.8 million related to Literacy projects and $0.9 related to corporate projects.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.4 million for the three-month period ended March 31, 2018, compared to net cash used in financing activities of $0.2 million for the three-month period ended March 31, 2017, a favorable change of $0.5 million. Proceeds from the exercise of stock options increased due to the recent rise in our stock price.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,525	$567	$1,122	$836	$—
Operating leases	6,685	3,782	2,509	394	—
Total	$9,210	$4,349	$3,631	$1,230	$—
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of ASC 606.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In late December 2017, we received a demand letter on behalf of two California customers who alleged that they were improperly charged for automatic renewal of their products.  This matter has been resolved in a manner that was not material to the Company.
See Note 15 "Commitments and Contingencies" of Part I – Item 1, Financial Statements – for information about our legal proceedings.
Item 1A.    Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 7, 2018 with the SEC for the period ended December 31, 2017. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.
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
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing, including our ability to:

•	appropriately and efficiently allocate our marketing for multiple products;

•	accurately identify, target and reach our audience of potential customers with our marketing messages;

•	select the right marketplace, media and specific media vehicle in which to advertise;

•	identify the most effective and efficient level of spending in each marketplace, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs;

•	differentiate our products as compared to other products;

•	create greater awareness of our new products, our brands and our learning solutions;

•	drive traffic to our e-commerce website, call centers, distribution channels and retail partners; and

•	convert customer inquiries into actual orders.
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
In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries are considering laws mandating that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and design product, service and business operations to limit personal data processing within individual countries could increase our operating costs significantly. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in May 2018. The GDPR will include additional operational and other requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance.
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
We are subject to regulations and laws directly applicable to providers of online services. The application of existing domestic and international laws and regulations to us, relating to issues such as user privacy and data protection, data security, defamation, promotions, billing, consumer protection, accessibility, content regulation, quality of services, and intellectual property ownership and infringement, is unclear or unsettled in many instances. Also, the collection and protection of information from children under the age of 13 is subject to the provisions of the Children's Online Privacy Protection Act (COPPA), which is particularly relevant to our learning solutions focused on children. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend litigation in connection with such regulations and laws or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply.

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
As part of our efforts to continue improving our internal control over financial reporting, we may decide to upgrade our existing financial information technology systems in order to automate controls that are currently performed manually. We may experience difficulties in transitioning to these upgraded systems, including loss of data and decreases in productivity, as personnel become familiar with these new systems. In addition, our management information systems will require modification and refinement as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business and we may fail to meet our reporting obligations. In addition, as a result of the automation of these manual processes, the data produced may cause us to question the accuracy of previously reported financial results.

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
In addition, the United States government and other governments are considering and may adopt tax reform measures that could impact future effective tax rates favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. For instance, on December 22, 2017, President Donald Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017. The exact ramifications of the legislation are subject to interpretation and could have a material impact on our financial position and/or results of operations. We continue to analyze the full impact of enacted legislation and additional guidance as provided.  Further, any changes to the U.S. or any foreign jurisdictions’ tax laws, tax rates, or the interpretation of such tax laws, including the Base Erosion Profit Shifting project being conducted by the Organization for Economic Co-operation and Development could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form any other legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.
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
We own several U.S. trademark registrations, including registrations of Rosetta Stone, the Blue Stone logo, Lexia, TruAccent, Lexia PowerUP Literacy, and Catalyst trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the U.S. and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.
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
We offer Consumer language-learning packages that bundle software and online services that have increased our costs as a percentage of revenue, and these and future product introductions may not succeed and may harm our business, financial results and reputation.
Our Consumer language-learning packages integrate our language-learning software solutions with online services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. The costs associated with the online services included with these software packages decrease margins. Customers may choose to not engage with conversation coaches or be willing to pay higher prices to do so. In addition, where perpetual product is bundled with online services, we are required to defer recognition of a portion of each sale of this packaged software over the duration of our online service periods. We cannot assure you that our future software package offerings will be successful or profitable, or if they are profitable, that they will provide an adequate return on invested capital. If our software package offerings are not successful, our business, financial results and reputation may be harmed.
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
2.1+
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

10.1*	Form of 2018 Annual Performance Stock Award Agreement with CEO.
10.2*	Form of 2018 Long-Term Performance Stock Award Agreement with executive officers.
31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*                                         Filed herewith

**                                  Furnished herewith

+    Certain schedules and attachments referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and attachment will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSETTA STONE INC.
/s/ THOMAS M. PIERNO
Thomas M. Pierno
Chief Financial Officer

Date: May 9, 2018