Form 10-Q
period 2018-06-30
ROSETTA STONE INC
filed 2018-08-02
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
As of July 27, 2018, there were 22,808,542 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$20,925	$42,964
Restricted cash	73	72
Accounts receivable (net of allowance for doubtful accounts of $342 and $375, at June 30, 2018 and December 31, 2017, respectively)	23,253	24,517
Inventory	2,114	3,536
Deferred sales commissions	9,495	14,466
Prepaid expenses and other current assets	4,357	4,543
Total current assets	60,217	90,098
Deferred sales commissions	6,614	3,306
Property and equipment, net	33,550	30,649
Goodwill	49,471	49,857
Intangible assets, net	17,369	19,184
Other assets	2,027	1,661
Total assets	$169,248	$194,755
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$10,557	$8,984
Accrued compensation	6,336	10,948
Income tax payable	48	384
Obligations under capital lease	452	450
Other current liabilities	12,628	16,454
Deferred revenue	93,530	110,670
Total current liabilities	123,551	147,890
Deferred revenue	46,187	40,593
Deferred income taxes	2,084	1,968
Obligations under capital lease	1,589	1,850
Other long-term liabilities	32	31
Total liabilities	173,443	192,332
Commitments and contingencies (Note 15)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 24,262 and 23,783 shares issued and 23,262 and 22,783 shares outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	198,896	195,644
Accumulated loss	(188,679)	(178,890)
Accumulated other comprehensive loss	(2,979)	(2,898)
Treasury stock, at cost, 1,000 and 1,000 shares at June 30, 2018 and December 31, 2017, respectively	(11,435)	(11,435)
Total stockholders' (deficit) equity	(4,195)	2,423
Total liabilities and stockholders' (deficit) equity	$169,248	$194,755

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription and service	$42,678	$41,985	$84,176	$83,435
Product	824	3,920	2,134	10,163
Total revenue	43,502	45,905	86,310	93,598
Cost of revenue:
Cost of subscription and service revenue	7,258	6,058	14,632	12,592
Cost of product revenue	672	1,533	2,732	3,140
Total cost of revenue	7,930	7,591	17,364	15,732
Gross profit	35,572	38,314	68,946	77,866
Operating expenses:
Sales and marketing	24,874	24,037	49,065	48,205
Research and development	6,019	6,348	12,325	12,762
General and administrative	8,324	8,594	16,856	16,619
Total operating expenses	39,217	38,979	78,246	77,586
(Loss) income from operations	(3,645)	(665)	(9,300)	280
Other income and (expense):
Interest income	23	17	48	30
Interest expense	(81)	(130)	(164)	(245)
Other income and (expense)	(1)	425	(229)	736
Total other income and (expense)	(59)	312	(345)	521
(Loss) income before income taxes	(3,704)	(353)	(9,645)	801
Income tax expense	454	782	915	1,482
Net loss	$(4,158)	$(1,135)	$(10,560)	$(681)
Loss per share:
Basic	$(0.18)	$(0.05)	$(0.47)	$(0.03)
Diluted	$(0.18)	$(0.05)	$(0.47)	$(0.03)
Common shares and equivalents outstanding:
Basic weighted average shares	22,663	22,248	22,561	22,187
Diluted weighted average shares	22,663	22,248	22,561	22,187

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,158)	$(1,135)	$(10,560)	$(681)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(610)	377	(81)	334
Other comprehensive (loss) income	(610)	377	(81)	334
Comprehensive loss	$(4,768)	$(758)	$(10,641)	$(347)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,560)	$(681)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,936	1,506
Loss (gain) on foreign currency transactions	120	(452)
Bad debt expense (recovery)	61	(300)
Depreciation and amortization	7,089	6,062
Deferred income tax expense	117	630
Gain on disposal of equipment	(17)	—
Amortization of deferred financing fees	68	156
Loss from equity method investments	—	100
Gain on sale of subsidiary	—	(506)
Net change in:
Accounts receivable	1,131	4,195
Inventory	1,423	932
Deferred sales commissions	1,648	2,127
Prepaid expenses and other current assets	90	(671)
Income tax receivable or payable	(347)	(245)
Other assets	(401)	192
Accounts payable	1,609	(1,254)
Accrued compensation	(4,588)	(3,397)
Other current liabilities	(3,548)	(5,652)
Other long-term liabilities	—	(485)
Deferred revenue	(10,565)	(7,257)
Net cash used in operating activities	(14,734)	(5,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,136)	(5,393)
Proceeds from sale of fixed assets	17	2
Proceeds from the sale of subsidiary	—	110
Net cash used in investing activities	(8,119)	(5,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,316	441
Payment of deferred financing costs	—	(143)
Payments under capital lease obligations	(225)	(344)
Net cash provided by (used in) financing activities	1,091	(46)
Decrease in cash, cash equivalents, and restricted cash	(21,762)	(10,327)
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(276)	138
Net decrease in cash, cash equivalents, and restricted cash	(22,038)	(10,189)
Cash, cash equivalents, and restricted cash - beginning of period	43,036	36,597
Cash, cash equivalents, and restricted cash - end of period	$20,998	$26,408
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$97	$89
Income taxes, net of refunds	$1,028	$1,037
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,068	$690
Equipment acquired under capital lease	$25	$—
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
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 14, 2017. The June 30, 2018 consolidated balance sheet included herein includes account balances as of December 31, 2017 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
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
Except as noted above, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at June 30, 2018 and December 31, 2017, the Company’s results of operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017 have been made. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. All references to June 30, 2018 or to the three and six months ended June 30, 2018 and 2017 in the notes to the consolidated financial statements are unaudited.
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
The most significant impact of ASC 606 to the Company related to the accounting for offerings that contained perpetual software for which customers took possession, which occurs only in the Company's Consumer Language segment. Prior to the adoption of ASC 606, revenue was recognized at the time of delivery for these perpetual software products due to the fact that the Company had established vendor specific objective evidence of the fair value ("VSOE") for the undelivered services in the arrangement. To the extent that VSOE was not established for undelivered services bundled with perpetual software, all revenue was deferred and recognized as the services were provided. Under the new guidance in ASC 606, the requirement to establish VSOE of the undelivered services in order to recognize revenue at the time of delivery no longer exists and revenue is allocated to performance obligations by estimating the standalone selling price and using a relative value allocation method. Revenue recognition related to subscription services and professional services remained substantially unchanged. Adoption had no tax impact due to the presence of a full valuation allowance. The impact of adoption to the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 was as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Consolidated Statement of Operations Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Revenue:
Subscription and service	$42,678	$(57)	$42,735	$84,176	$(306)	$84,482
Product	824	311	513	2,134	1,355	779
Total revenue	43,502	254	43,248	86,310	1,049	85,261
Gross profit	35,572	254	35,318	68,946	1,049	67,897
Loss from operations	(3,645)	254	(3,899)	(9,300)	1,049	(10,349)
Loss before income taxes	(3,704)	254	(3,958)	(9,645)	1,049	(10,694)
Net loss	$(4,158)	$254	$(4,412)	$(10,560)	$1,049	$(11,609)
Adoption of ASC 606 had impacts to the consolidated balance sheet as well, primarily related to the presentation of deferred commissions and the reduction to deferred revenue. The Company's prior methodology was to bifurcate deferred commissions between current and non-current classifications. Under ASC 606, deferred commissions are classified as non-current unless the original amortization period is one year or less. Deferred revenue decreased on adoption of ASC 606 due to the changes in the timing of revenue recognition noted above. The impact of adoption to the Company’s consolidated balance sheet as of June 30, 2018 was as follows (in thousands):

	As of June 30, 2018
Consolidated Balance Sheet Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606

Deferred sales commissions current	9,495	(3,583)	13,078
Total current assets	60,217	(3,583)	63,800
Deferred sales commissions non-current	6,614	3,583	3,031

Other current liabilities	12,628	(171)	12,799
Deferred revenue current	93,530	(1,649)	95,179
Total current liabilities	123,551	(1,820)	125,371
Total liabilities	173,443	(1,820)	175,263

Accumulated loss	(188,679)	1,820	(190,499)
Total stockholders' deficit	(4,195)	1,820	(6,015)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The impact of adoption to the Company’s reportable segments for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Consolidated Segment Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Revenue by Segment:
Literacy	$12,695	$79	$12,616	$25,079	$113	$24,966
Enterprise & Education ("E&E") Language	15,356	(14)	15,370	30,792	22	30,770
Consumer Language	15,451	189	15,262	30,439	914	29,525
Total revenue	$43,502	$254	$43,248	$86,310	$1,049	$85,261
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") that requires lessees to recognize assets and liabilities for most leases. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842): Codification Improvements which impacts narrow aspects of the guidance issued under ASU 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides a new transition method and a practical expedient for separating components of a contract. Collectively these ASUs comprise the new lease standard ("New Lease Standard"). Under the New Lease Standard, entities will be required to record most leases on their balance sheets. A lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lease expense recognition is largely unchanged. The New Lease Standard is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, however the Company does not expect to early adopt this guidance. The New Lease Standard is required to be adopted using a modified retrospective approach. The Company expects to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and continue to report comparative prior period information under the accounting standards in effect for those prior comparative periods. The Company expects its leases designated as operating leases in Note 15, "Commitments and Contingencies," will be reported on the consolidated balance sheets upon adoption. The Company is in the process of evaluating the other impacts of the new guidance on the Company's consolidated financial statements and disclosures.
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
The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2018	$24,517	$110,670	$40,593
Increase/(decrease), net	(1,264)	(17,140)	5,594
Ending balance as of June 30, 2018	$23,253	$93,530	$46,187
The amount of revenue recognized in the three months ended June 30, 2018 that was included in the opening April 1, 2018 deferred revenue balance was $38.4 million. The amount of revenue recognized in six months ended June 30, 2018 that was included in the opening January 1, 2018 deferred revenue balance was $71.9 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of June 30, 2018 and the estimated revenue expected to be recognized in the future related to these performance obligations:

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As of June 30, 2018
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$31,364	$22,673	$8,123	$534	$34
E&E Language	54,242	40,304	11,327	2,378	233
Consumer Language	54,111	30,553	9,600	1,764	12,194
Total	$139,717	$93,530	$29,050	$4,676	$12,461
The Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of June 30, 2018, deferred revenue associated with SOURCENEXT totaled $16.6 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.
Assets Recognized from Costs to Obtain a Contract with a Customer: The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, which primarily represents sales commissions paid when a customer contract is either recorded as revenue or deferred revenue. Sales commissions paid to obtain non-cancellable subscription contracts are deferred and amortized in proportion to the period over which the revenue is recognized from the related contract. Deferred sales commissions are amortized to Sales and marketing expense on the consolidated statements of operations. Deferred sales commissions are classified as non-current unless the associated amortization period is one year or less. As of June 30, 2018, the total deferred sales commissions balance was $16.1 million. Amortization of deferred sales commissions recognized during the three months ended June 30, 2018 was $5.6 million. Amortization of deferred sales commission recognized during the six months ended June 30, 2018 was $11.0 million.
Restructuring Costs
Restructuring plans were initiated in 2015, 2016 and 2017 to reduce headcount and other costs in order to support the strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included within Cost of sales and Sales and marketing, Research and development, and General and administrative operating expense categories in the Company's consolidated statements of operations.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of June 30, 2018. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
Basic and Diluted Net Loss Per Share
Net loss per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted computation when dilutive. Potentially dilutive shares are computed using the treasury stock method and primarily consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive. When there is a net loss, there is a presumption that there are no dilutive shares as these would be anti-dilutive. See Note 3 "Basic and Diluted Net Loss Per Share" for additional disclosures.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' (deficit) equity.
Cash flows of consolidated foreign subsidiaries, whose functional currency is their local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash, cash equivalents and restricted cash during the period.
The following table presents the effect of exchange rate changes on total comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,158)	$(1,135)	$(10,560)	$(681)
Foreign currency translation (loss) gain	(610)	377	(81)	334
Comprehensive loss	$(4,768)	$(758)	$(10,641)	$(347)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' (deficit) equity. For the three and six months ended June 30, 2018 and 2017, the Company's comprehensive loss consisted of net loss and foreign currency translation (losses) and gains.
The other comprehensive (loss) income presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive (loss) income due to the presence of a full valuation allowance for each of the three and six months ended June 30, 2018 and 2017.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended June 30, 2018 and June 30, 2017 was $5.7 million and $6.2 million, respectively. Advertising expense for the six months ended June 30, 2018 and June 30, 2017 was $11.7 million and $12.8 million, respectively.
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
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of August 2, 2018.
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
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of August 2, 2018, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
3. BASIC AND DILUTED NET LOSS PER SHARE
 Net loss per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic loss per share is computed using net loss and the weighted average number of shares of common stock outstanding. Diluted loss per share reflects the weighted average number of shares of common stock outstanding plus any dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock awards, and restricted stock units.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BASIC AND DILUTED NET LOSS PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(4,158)	$(1,135)	$(10,560)	$(681)
Denominator:
Basic shares:
Weighted average number of common shares - basic	22,663	22,248	22,561	22,187
Diluted shares:
Weighted average number of common shares - basic	22,663	22,248	22,561	22,187
Number of dilutive common stock equivalent shares included in diluted shares calculation	—	—	—	—
Weighted average number of common shares - diluted	22,663	22,248	22,561	22,187
Loss per common share:
Basic	$(0.18)	$(0.05)	$(0.47)	$(0.03)
Diluted	$(0.18)	$(0.05)	$(0.47)	$(0.03)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	639	301	602	207
Restricted stock units	230	154	230	192
Restricted stocks	490	262	522	216
Total common stock equivalent shares	1,359	717	1,354	615
Share-based awards to purchase approximately 0.2 million and 0.5 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2018 and 2017, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive. Share-based awards to purchase approximately 0.2 million and 0.7 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the six months ended June 30, 2018 and 2017, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,018	$2,893
Finished goods	1,096	643
Total inventory	$2,114	$3,536
The total inventory balance as of June 30, 2018 reflected the Company's ongoing efforts to transition the Consumer Language segment to a software-as-a-service ("SaaS") model. The June 30, 2018 inventory balance also reflected a $1.3 million inventory obsolescence charge during the six months ended June 30, 2018 in the retail and direct-to-consumer channels of the Consumer Language business.
5. PROPERTY AND EQUIPMENT
For the three months ended June 30, 2018 and June 30, 2017 the Company capitalized $3.9 million and $3.3 million, respectively, of internal-use software development costs. For the six months ended June 30, 2018 and June 30, 2017 the Company capitalized $7.8 million and $5.9 million, respectively, of internal-use software development costs.
Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$1,721	$974	$3,175	$1,968
Cost of product revenue	187	248	593	492
Total included in cost of revenue	1,908	1,222	3,768	2,460
Included in operating expenses:
Sales and marketing	231	136	412	279
Research and development	2	4	4	7
General and administrative	529	675	1,105	1,426
Total included in operating expenses	762	815	1,521	1,712
Total	$2,670	$2,037	$5,289	$4,172
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments for the six months ended June 30, 2018 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2018
Gross Goodwill	$9,962	$39,895	$27,514	$77,371
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2018	$9,962	$39,895	$—	$49,857

Effect of change in foreign currency rate	—	(386)	—	(386)

Balance as of June 30, 2018
Gross Goodwill	$9,962	$39,509	$27,514	$76,985
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of June 30, 2018	$9,962	$39,509	$—	$49,471
Annual Impairment Testing of Goodwill
The Company exercised its option to bypass the qualitative test and began its June 30, 2018 annual goodwill test with the quantitative test for its reporting units with remaining goodwill balances. As of June 30, 2018, the Company determined that the fair values of the Literacy and E&E Language reporting units substantially exceeded their carrying values. Therefore, no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trademark / tradename *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,505	$15,636	$26,656	$312	$55,109
Accumulated Amortization	(1,755)	(12,222)	(20,515)	(278)	(34,770)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of January 1, 2018	$10,724	$2,413	$6,013	$34	$19,184

Gross Carrying Amount	12,483	15,458	26,510	312	54,763
Accumulated Amortization	(1,834)	(12,903)	(21,233)	(292)	(36,262)
Accumulated Impairment	(25)	(981)	(126)	—	(1,132)
Balance as of June 30, 2018	$10,624	$1,574	$5,151	$20	$17,369
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of June 30, 2018, the carrying value of the tradename asset was $10.6 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$133	$117	$247	$234
Cost of product revenue	14	30	46	59
Total included in cost of revenue	147	147	293	293
Included in operating expenses:
Sales and marketing	475	460	956	915
Research and development	188	343	552	682
General and administrative	—	—	—	—
Total included in operating expenses	663	803	1,508	1,597
Total	$810	$950	$1,801	$1,890
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining six months of 2018 and years thereafter (in thousands):

As of June 30, 2018
2018 - remaining	$1,520
2019	1,532
2020	1,282
2021	940
2022	940
Thereafter	548
Total	$6,762
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of June 30, 2018 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	June 30, 2018	December 31, 2017
Accrued marketing expenses	$3,036	$5,316
Accrued professional and consulting fees	1,060	1,609
Sales return reserve	458	1,176
Sales, withholding and property taxes payable	3,565	3,616
Other	4,509	4,737
Total other current liabilities	$12,628	$16,454
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of June 30, 2018, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of June 30, 2018, there were no borrowings outstanding and the Company was eligible to borrow $10.9 million of available credit, less $4.0 million in letters of credit that have been issued by the Bank on the Company's behalf, resulting in a net borrowing availability of $6.9 million. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

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
During the six months ended June 30, 2018, the Company acquired $25,000 in equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of June 30, 2018
2018-remaining	$268
2019	534
2020	530
2021	527
2022	395
Thereafter	1
Total minimum lease payments	$2,255
Less amount representing interest	214
Present value of net minimum lease payments	$2,041
Less current portion	452
Obligations under capital lease, long-term	$1,589
10. INCOME TAXES
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted on December 22, 2017. Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the Tax Act are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
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
During the six months ended June 30, 2018, there were no updates to these estimates and the estimates made in the year of enactment represent the Company's best estimates. The Company continues to assess the impact of the Tax Act, however, the

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

final impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations, additional guidance that may be issued by the Internal Revenue Service or state and local authorities, and any updates or changes to estimates the Company has utilized to calculate the transition impact. Therefore, as of June 30, 2018, the Company's accounting for the elements of the Tax Act is incomplete. The Company will complete the accounting for these items during 2018, after completion of the 2017 U.S. income tax return.
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
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2018 is based on the estimated annual effective tax rate for fiscal year 2018. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of June 30, 2018, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended June 30, 2018 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy or indefinite loss carryforward periods for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of June 30, 2018, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

Evaluation of the remaining jurisdictions as of June 30, 2018, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.
As of June 30, 2018, and December 31, 2017, the Company’s U.S. deferred tax liability was $2.0 million and $1.9 million, respectively, related to its goodwill and indefinite lived intangibles. As of June 30, 2018 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2017. As of June 30, 2018, and December 31, 2017, the Company had no unrecognized tax benefits.
For the six months ended June 30, 2018 the Company recorded an income tax expense of $0.9 million for deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets and current tax expense related to our operations in U.K., Germany, Canada and China.
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
At June 30, 2018, there were 1,112,739 shares available for future grant under the 2009 Plan.

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

For the six months ended June 30, 2018 and June 30, 2017, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

	Six Months Ended June 30,
	2018	2017
Expected stock price volatility	39.0% - 39.8%	44.6%
Expected term of options	6 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	2.73% - 2.85%	1.92%
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$13	$4	$(26)	$(11)
Cost of product revenue	1	(3)	(12)	24
Total included in cost of revenue	14	1	(38)	13
Included in operating expenses:
Sales and marketing	337	245	236	17
Research and development	186	181	170	30
General and administrative	816	932	1,568	1,446
Total included in operating expenses	1,339	1,358	1,974	1,493
Total	$1,353	$1,359	$1,936	$1,506
Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2018 to June 30, 2018:

	Service Based Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Service-based Awards, January 1, 2018	431,118	$8.07	$3,477,484
Service-based awards granted	212,873	13.80
Service-based awards vested	(166,262)	8.43
Service-based awards canceled	(20,553)	8.78
Non-vested Service-Based Awards, June 30, 2018	457,176	$10.57	$4,833,630
As of June 30, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $3.6 million and is expected to be recognized over a weighted average period of 2.72 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's PSU activity from January 1, 2018 to June 30, 2018:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2018	433,588	$9.43	$5,406,842
PSUs granted	322,313	13.81
PSUs vested	(54,298)	9.43
PSUs canceled	(21,335)	9.43
Non-vested PSUs, June 30, 2018	680,268	$11.51	$10,904,696
As of June 30, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the PSUs not yet recognized in the consolidated statement of operations was $2.6 million and is expected to be recognized over a weighted average period of 1.56 years.
Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2018 to June 30, 2018:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2018	1,628,711	$9.81	6.79	$5,203,196
Service-based options granted	60,603	16.05
Service-based options exercised	(139,106)	9.46
Service-based options canceled	(47,175)	14.40
Service-based Options Outstanding, June 30, 2018	1,503,033	9.95	6.54	9,297,957
Vested and expected to vest June 30, 2018	1,483,105	9.95	6.51	9,177,615
Exercisable at June 30, 2018	1,241,693	$9.98	6.23	$7,667,843
As of June 30, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $1.1 million and is expected to be recognized over a weighted average period of 1.29 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2018 to June 30, 2018:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2018	234,658	$10.19	$2,926,185
Units granted	31,929	16.03	511,761
Units released	(30,682)	8.74
Units cancelled	—	—
Units Outstanding, June 30, 2018	235,905	11.17	3,781,557
Vested and expected to vest at June 30, 2018	232,946	15.53	3,734,130
Vested and deferred at June 30, 2018	202,256	$10.43	$3,242,164
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
On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vest 50%, 25%, and 25% on April 4, 2017, 2018 and 2019, respectively. During the six months ended June 30, 2018, 16,180 PRSAs vested and 36,124 PSOs vested. Future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $0.1 million and is expected to be recognized over a weighted average period of 0.76 years.
On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. During the six months ended June 30, 2018, 46,949 MRSAs vested and 104,822 MSOs vested. Future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.2 million and is expected to be recognized over a weighted average period of 1.46 years.
12. STOCKHOLDERS' (DEFICIT) EQUITY
At June 30, 2018, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2018, the Company had shares of common stock issued of 24,262,308 and shares of common stock outstanding of 23,262,308.
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

$11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, 2016, 2017 or the six months ended June 30, 2018. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheets. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE
2016 Restructuring Plan
In the first quarter of 2016, the Company announced and initiated actions to withdraw the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of E&E Language offerings. There was approximately $0.1 million of remaining accrued severance costs as of December 31, 2017 and June 30, 2018, with only minor changes in activity during the six months ended June 30, 2018. The remaining amount is expected to be settled by the end of 2018.
Other Employee Severance Actions
In 2017, the Company initiated actions to reduce headcount in its Fit Brains business and in the U.S. and China locations within consumer product operations, primarily comprised of severance costs. There was approximately $0.1 million of remaining accrued severance costs as of December 31, 2017. During the six months ended June 30, 2018, the Company made final payments of $0.1 million in accrued severance costs.
Restructuring Cost
The following table summarizes the major types of costs associated with the restructuring actions for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Severance costs	$(23)	$178	$(13)	$932
Contract termination costs	—	36	—	36
Other costs	—	(9)	21	17
Total	$(23)	$205	$8	$985
The following table presents total restructuring costs associated with the restructuring actions included in the related line items of our statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$(13)	$40	$22	$205
Sales and marketing	(4)	4	(2)	335
Research and development	—	127	—	345
General and administrative	(6)	34	(12)	100
Total	$(23)	$205	$8	$985
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
A summary of the Company’s lease abandonment activity for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	As of June 30,
	2018	2017
Accrued lease abandonment costs, beginning of period	$1,081	$2,123
Costs incurred and charged to expense	—	—
Principal reductions	(289)	(505)
Accrued lease abandonment costs, end of period	$792	$1,618
Accrued lease abandonment costs liability:
Short-term - included in "Other current liabilities"	$792	$1,067
Long-term	—	551
Total	$792	$1,618
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. COMMITMENTS AND CONTINGENCIES (Continued)

The following table summarizes future minimum operating lease payments for the remaining six months of 2018 and the years thereafter (in thousands):

As of June 30, 2018
Periods Ending December 31,
2018-remaining	$2,684
2019	1,953
2020	1,155
2021	948
2022	977
2023	743
Thereafter	—
Total	$8,460
Total expenses under operating leases are $0.6 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively.  Total expenses under operating leases are $1.2 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.
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
Operating results by segment for the three months ended June 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$12,695	$15,356	$15,451	$—	$30,807	$43,502

Cost of revenue	1,872	1,692	2,293	19	4,004	5,876
Sales and marketing	6,757	7,927	8,548	387	16,862	23,619
Research and development	1,732	—	—	3,668	3,668	5,400
General and administrative	511	74	60	—	134	645
Segment contribution	$1,823	$5,663	$4,550	$(4,074)	$6,139	$7,962
Segment contribution margin %	14.4%	36.9%	29.4%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						2,054
Sales and marketing						1,255
Research and development						619
General and administrative						1,348
Subtotal						5,276

Corporate unallocated expenses, net:
Unallocated general and administrative						6,331
Unallocated non-operating expense						59
Subtotal						6,390

Loss before income taxes						$(3,704)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended June 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue (1)	$10,370	$17,260	$18,275	$—	$35,535	$45,905

Cost of revenue	1,329	1,855	3,001	(3)	4,853	$6,182
Sales and marketing	5,626	8,020	9,132	414	17,566	$23,192
Research and development	1,431	—	—	4,261	4,261	$5,692
General and administrative	393	28	82	—	110	$503
Segment contribution	$1,591	$7,357	$6,060	$(4,672)	$8,745	$10,336
Segment contribution margin %	15.3%	42.6%	33.2%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,409
Sales and marketing						845
Research and development						656
General and administrative						1,656
Subtotal						4,566

Corporate unallocated expenses, net:
Unallocated general and administrative						6,435
Unallocated non-operating income						(312)
Subtotal						6,123

Loss before income taxes						$(353)
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the six months ended June 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$25,079	$30,792	$30,439	$—	$61,231	$86,310

Cost of revenue	3,880	3,304	6,098	38	9,440	13,320
Sales and marketing	12,985	15,916	17,655	616	34,187	47,172
Research and development	3,547	—	—	7,576	7,576	11,123
General and administrative	972	19	51	—	70	1,042
Segment contribution	$3,695	$11,553	$6,635	$(8,230)	$9,958	$13,653
Segment contribution margin %	14.7%	37.5%	21.8%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						4,044
Sales and marketing						1,893
Research and development						1,202
General and administrative						2,680
Subtotal						9,819

Corporate unallocated expenses, net:
Unallocated general and administrative						13,134
Unallocated non-operating expense						345
Subtotal						13,479

Loss before income taxes						$(9,645)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the six months ended June 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue (1)	$20,540	$33,760	$39,298	$—	$73,058	$93,598

Cost of revenue	3,157	3,699	5,912	(6)	9,605	$12,762
Sales and marketing	11,140	15,655	18,957	906	35,518	$46,658
Research and development	2,935	—	—	8,762	8,762	$11,697
General and administrative	756	(70)	12	—	(58)	$698
Segment contribution	$2,552	$14,476	$14,417	$(9,662)	$19,231	$21,783
Segment contribution margin %	12.4%	42.9%	36.7%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						2,970
Sales and marketing						1,547
Research and development						1,065
General and administrative						3,192
Subtotal						8,774

Corporate unallocated expenses, net:
Unallocated general and administrative						12,729
Unallocated non-operating income						(521)
Subtotal						12,208

Income before income taxes						$801
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
United States	$37,759	$39,384	$74,724	$80,625
International	5,743	6,521	11,586	12,973
Total	$43,502	$45,905	$86,310	$93,598
(1) Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Geographic revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.
The information below summarizes long-lived assets by geographic area classified as held and used as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
United States	$30,878	$27,647
International	2,672	3,002
Total	$33,550	$30,649
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Language learning	$30,369	$34,790	$60,327	$71,420
Literacy	12,695	10,370	25,079	20,540
Brain fitness	438	745	904	1,638
Total	$43,502	$45,905	$86,310	$93,598
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
As of June 30, 2018, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.
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
Literacy segment contribution increased to $1.8 million with segment contribution margin of 14% for the three months ended June 30, 2018, as compared to a segment contribution of $1.6 million and segment contribution margin of 15% for the three months ended June 30, 2017. The dollar increase was primarily due to the larger revenue base on which segment contribution is calculated, partially offset by an increase in direct sales and marketing expense due to the continued transition to a direct sales team. E&E Language segment contribution decreased to $5.7 million with segment contribution margin of 37% for the three months ended June 30, 2018, as compared to segment contribution of $7.4 million and segment contribution margin of 43% for the three months ended June 30, 2017. The dollar and margin decreases were primarily due to the $1.9 million decline in E&E Language revenue. Consumer Language segment contribution decreased to $4.6 million with a segment contribution margin of 29% for the three months ended June 30, 2018, from $6.1 million with a segment contribution margin of 33% for the three months ended June 30, 2017. The dollar and margin decreases in Consumer Language segment contribution were primarily attributable to the transition to subscription sales that are recognized over-time compared to perpetual software sales that are recognized at a point-in-time.
Literacy segment contribution increased to $3.7 million with segment contribution margin of 15% for the six months ended June 30, 2018, as compared to a segment contribution of $2.6 million and segment contribution margin of 12% for the six months ended June 30, 2017. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by an increase in direct sales and marketing expenses due to the transition to a direct sales team. E&E Language segment contribution decreased to $11.6 million with segment contribution margin of 38% for the six months ended June 30, 2018, as compared to segment contribution of $14.5 million and segment contribution margin of 43% for the six months ended June 30, 2017. The dollar and margin decreases were primarily due to lower segment revenue. Consumer Language segment contribution decreased to $6.6 million with a segment contribution margin of 22% for the six months ended June 30, 2018, from $14.4 million with a segment contribution margin of 37% for the six months ended June 30, 2017. The Consumer Language segment contribution dollar and margin decreased primarily due the transition to subscription sales that are recognized over-time compared to perpetual software sales that are recognized at a point-in-time.

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
For the three months ended June 30, 2018, we incurred an income tax expense of $0.5 million with $3.7 million loss before taxes, resulting in a worldwide effective tax rate of (12.3)%. The three month tax expense of $0.5 million related to current year income from operations in Canada, China, Germany, and the U.K., as well as the deferred tax impact of amortization of indefinite lived intangibles, and foreign withholding taxes.
For the six months ended June 30, 2018, we incurred an income tax expense of $0.9 million after incurring loss before taxes of $9.6 million, resulting in worldwide effective tax rate of (9.5)%. The six month tax expense related to current year income from operations in Germany, China, Canada and the U.K., as well as the tax impact of amortization of indefinite lived intangibles, and foreign withholding taxes.
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
For our annual goodwill test performed at June 30, we exercised our option to bypass the qualitative assessment and began our annual test with the quantitative test using a fair value approach. In estimating the fair value of our reporting units, we use a variety of techniques including the income approach (i.e., the discounted cash flow method) and the market approach (i.e., the guideline public company method). Our projections are estimates that can significantly affect the outcome of the analysis, both in terms of our ability to accurately project future results and in the allocation of fair value between reporting units. As of June 30, 2018, we determined that the fair values of our reporting units with remaining goodwill balances substantially exceeded their carrying values. Accordingly, no goodwill impairment charges were recorded in connection with the annual impairment test. For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part II, Item 1A of this Report. Accordingly, we cannot provide assurance that the assumptions, estimates and values used in our assessment will be realized and actual results could vary materially.

Results of Operations
Comparison of the three months ended June 30, 2018 and the three months ended June 30, 2017
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$42,678	$41,985	$693	1.7%
Product	824	3,920	(3,096)	(79.0)%
Total revenue	43,502	45,905	(2,403)	(5.2)%
Cost of revenue:
Cost of subscription and service revenue	7,258	6,058	1,200	19.8%
Cost of product revenue	672	1,533	(861)	(56.2)%
Total cost of revenue	7,930	7,591	339	4.5%
Gross profit	35,572	38,314	(2,742)	(7.2)%
Operating expenses:
Sales and marketing	24,874	24,037	837	3.5%
Research and development	6,019	6,348	(329)	(5.2)%
General and administrative	8,324	8,594	(270)	(3.1)%
Total operating expenses	39,217	38,979	238	0.6%
Loss from operations	(3,645)	(665)	(2,980)	448.1%
Other income and (expense):
Interest income	23	17	6	35.3%
Interest expense	(81)	(130)	49	(37.7)%
Other income and (expense)	(1)	425	(426)	(100.2)%
Total other income and (expense)	(59)	312	(371)	(118.9)%
Loss before income taxes	(3,704)	(353)	(3,351)	949.3%
Income tax expense	454	782	(328)	(41.9)%
Net loss	$(4,158)	$(1,135)	$(3,023)	266.3%
Total revenue decreased $2.4 million to $43.5 million for the three months ended June 30, 2018 from $45.9 million for the three months ended June 30, 2017. The overall change in revenue was due to a decrease in Consumer Language revenue of $2.8 million reflecting the transition from perpetual product sales to subscription-based sales, and a decrease in E&E Language revenue of $1.9 million, partially offset by an increase in Literacy revenue of $2.3 million.
The operating loss for the three months ended June 30, 2018, totaled $3.6 million, compared to operating loss of $0.7 million for the three months ended June 30, 2017. The change in operating loss was primarily driven by the decline in revenue.
The following table sets forth revenue for our three operating segments for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,				2018 Versus 2017
	2018		2017		Change	% Change
Literacy	12,695	29.2%	10,370	22.6%	2,325	22.4%
E&E Language	15,356	35.3%	17,260	37.6%	(1,904)	(11.0)%
Consumer Language	15,451	35.5%	18,275	39.8%	(2,824)	(15.5)%
Total Revenue	$43,502	100.0%	$45,905	100.0%	$(2,403)	(5.2)%

Literacy Segment
Literacy revenue increased $2.3 million, or 22%, from $10.4 million for the three months ended June 30, 2017, to $12.7 million for the three months ended June 30, 2018. The growth in Literacy revenue was driven by sales growth and strong retention rates. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale.
E&E Language Segment
E&E Language revenue decreased $1.9 million, or 11%, from $17.3 million for the three months ended June 30, 2017, to $15.4 million for the three months ended June 30, 2018. Revenue declined approximately $1.4 million, or 14% in the enterprise category reflecting our strategic decision to exit certain geographies and approximately $0.5 million, or 7% in the education category. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Language Segment
Consumer Language revenue decreased $2.8 million, or 15%, from the three months ended June 30, 2017, to $15.4 million for the three months ended June 30, 2018. This decrease largely reflects the continued transition of the segment to subscription-based sales, which are recognized over time, from the sale of perpetual products that were historically recognized up front. The SaaS transition within the Consumer Language segment’s DTC channel was largely completed by the end of 2017 and the migration from CD-based product sales to subscriptions in the retail channel was initiated in mid-2017 and was completed in the second quarter of 2018. We expect revenue within the global retail sales channel will decline in 2018 as we complete the retail transition from perpetual product to subscriptions. In connection with our recent shift in strategy, we will invest in the mobile and English-learning to drive growth. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and service and product for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,				2018 Versus 2017
	2018		2017		Change	% Change
Subscription and service	$42,678	98.1%	$41,985	91.5%	$693	1.7%
Product	824	1.9%	3,920	8.5%	(3,096)	(79.0)%
Total revenue	$43,502	100.0%	$45,905	100.0%	$(2,403)	(5.2)%
Subscription and Service Revenue
Subscription and service revenue increased $0.7 million, or 2% to $42.7 million for the three month period ended June 30, 2018, from $42.0 million for the three month period ended June 30, 2017. The Literacy segment falls entirely within the subscription and service revenue category, which increased $2.3 million year over year. As earlier noted, the 22% growth in Literacy revenue was driven by sales growth and strong retention rates. Consumer subscription and service revenue slightly increased by $0.1 million. These improvements were offset by a revenue decline in the E&E Language segment. The $1.7 million decline in E&E Language subscription and services revenue was primarily due in part to the marketplaces exited in unprofitable geographies.
Product Revenue
Product revenue decreased $3.1 million, or 79%, to $0.8 million during the three months ended June 30, 2018, from $3.9 million during the three months ended June 30, 2017. The primary driver of the decrease in product revenue was a decline of $2.3 million in the DTC sales channel due to the SaaS migration that was substantially completed in late 2017. Product revenue also declined in the homeschool channel by $0.4 million and the global consumer retail sales channel by $0.3 million. The completion of the global retail transition to subscription sales was completed in the second quarter of 2018 and we expect the revenue impact from this migration will be realized in 2018 which will result in a decline in product revenue in the future. Going forward product revenue will primarily represent the sale of headsets which will continue to be recognized upon delivery.

Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$42,678	$41,985	$693	1.7%
Product	824	3,920	(3,096)	(79.0)%
Total revenue	43,502	45,905	(2,403)	(5.2)%
Cost of revenue:
Cost of subscription and service revenue	7,258	6,058	1,200	19.8%
Cost of product revenue	672	1,533	(861)	(56.2)%
Total cost of revenue	7,930	7,591	339	4.5%
Gross profit	$35,572	$38,314	$(2,742)	(7.2)%
Gross margin percentages	81.8%	83.5%	(1.7)%
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended June 30, 2018, was $7.3 million, an increase of $1.2 million, or 20%, from the three months ended June 30, 2017. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 17% for the three months ended June 30, 2018 from 14% for the three months ended June 30, 2017. The increase in cost and the decrease in margin were primarily due to an increase in amortization expense from capitalized internal-use software costs and an increase in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we complete the migration of our Consumer Language business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the three months ended June 30, 2018, was $0.7 million, a decrease of 56%, from $1.5 million for the three months ended June 30, 2017. As a percentage of product revenue, cost of product revenue was 82% for the three months ended June 30, 2018, compared to 39% the three months ended June 30, 2017. The decrease in cost of product revenue is due to the switch from packaged perpetual software products to subscription-based software offerings in the retail and DTC channels of the Consumer Language segment. Product margin decreased as second quarter 2018 product sales were primarily comprised of audio practice materials, like headsets, which have a higher inventory cost than packaged software product.
Gross Profit
Gross profit for the three months ended June 30, 2018 was $35.6 million, a decrease of 7% for the three months ended June 30, 2018, compared to $38.3 million the three months ended June 30, 2017. Gross profit percentage decreased slightly to 82% for the three months ended June 30, 2018, from 83% for the three months ended June 30, 2017. The decline in gross profit and margin was primarily driven by the year-over-year decline in revenue associated with the switch from packaged perpetual products to subscription-based offerings in the retail and direct-to-consumer channels of the Consumer Language segment.
Operating Expenses

	Three Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$24,874	$24,037	$837	3.5%
Research and development	6,019	6,348	(329)	(5.2)%
General and administrative	8,324	8,594	(270)	(3.1)%
Total operating expenses	$39,217	$38,979	$238	0.6%

Sales and Marketing Expenses
Sales and marketing expenses increased $0.8 million, or 3%, to $24.9 million for the three months ended June 30, 2018, compared to $24.0 million for the three months ended June 30, 2017. As a percentage of total revenue, sales and marketing expenses increased to 57% from 52% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. These increases are primarily due to investment in sales and marketing for Lexia. We anticipate sales and marketing expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
Research and Development Expenses
Research and development expenses decreased $0.3 million, or 5%, to $6.0 million for the three months ended June 30, 2018, compared to $6.3 million for the three months ended June 30, 2017. As a percentage of total revenue, research and development expenses were flat at 14% for the three months ended June 30, 2018 and June 30, 2017. We anticipate research and development expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million, or 3%, to $8.3 million for the three months ended June 30, 2018, compared to $8.6 million for the three months ended June 30, 2017. As a percentage of revenue, general and administrative expenses were flat at 19% for the three months ended June 30, 2018 and June 30, 2017.
Interest and Other Income (Expense)

	Three Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest income	$23	$17	$6	35.3%
Interest expense	(81)	(130)	49	(37.7)%
Other income and (expense)	(1)	425	(426)	(100.2)%
Total other income and (expense)	$(59)	$312	$(371)	(118.9)%
Interest income for the three months ended June 30, 2018 was $23,000, up slightly from $17,000 for the three months ended June 30, 2017. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended June 30, 2018 and June 30, 2017, was flat at $0.1 million, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and (expense) changed $0.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The change is due to the second quarter 2017 gain on sale of the Japan entity of $0.4 million.
Income Tax Expense

	Three Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Income tax expense	$454	$782	$(328)	(41.9)%
Our income tax expense for the three months ended June 30, 2018, was $0.5 million, compared to $0.8 million for the three months ended June 30, 2017. The decrease to tax expense was primarily due to a reduced federal income tax rate associated with the Tax Act and the ability to use post-2017 net operating losses to reduce deferred tax expense associated with amortization of indefinite-lived intangible assets.

Comparison of the six months ended June 30, 2018 and the six months ended June 30, 2017
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$84,176	$83,435	$741	0.9%
Product	2,134	10,163	(8,029)	(79.0)%
Total revenue	86,310	93,598	(7,288)	(7.8)%
Cost of revenue:
Cost of subscription and service revenue	14,632	12,592	2,040	16.2%
Cost of product revenue	2,732	3,140	(408)	(13.0)%
Total cost of revenue	17,364	15,732	1,632	10.4%
Gross profit	68,946	77,866	(8,920)	(11.5)%
Operating expenses:
Sales and marketing	49,065	48,205	860	1.8%
Research and development	12,325	12,762	(437)	(3.4)%
General and administrative	16,856	16,619	237	1.4%
Total operating expenses	78,246	77,586	660	0.9%
(Loss) income from operations	(9,300)	280	(9,580)	(3,421.4)%
Other income and (expense):
Interest income	48	30	18	60.0%
Interest expense	(164)	(245)	81	(33.1)%
Other income and (expense)	(229)	736	(965)	(131.1)%
Total other income and (expense)	(345)	521	(866)	(166.2)%
(Loss) income before income taxes	(9,645)	801	(10,446)	(1,304.1)%
Income tax expense	915	1,482	(567)	(38.3)%
Net loss	$(10,560)	$(681)	$(9,879)	1,450.7%
Total revenue declined $7.3 million to $86.3 million for the six months ended June 30, 2018 compared to $93.6 million for the six months ended June 30, 2017. Within the change in total revenue, Consumer Language revenue decreased $8.9 million and E&E Language revenue decreased $3.0 million. These declines were partially offset by an increase in Literacy revenue of $4.5 million,
Loss from operations for the six months ended June 30, 2018 totaled $9.3 million, compared to operating income of $0.3 million for the six months ended June 30, 2017. The change in operating loss was driven primarily by the decline in revenue.
The following table sets forth revenue for our three operating segments for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,				2018 Versus 2017
	2018		2017		Change	% Change
Literacy	$25,079	29.0%	$20,540	21.9%	$4,539	22.1%
E&E Language	30,792	35.7%	33,760	36.1%	(2,968)	(8.8)%
Consumer Language	30,439	35.3%	39,298	42.0%	(8,859)	(22.5)%
Total Revenue	$86,310	100.0%	$93,598	100.0%	$(7,288)	(7.8)%

Literacy Segment
Literacy revenue increased $4.5 million, or 22%, from $20.5 million for the six months ended June 30, 2017 to $25.1 million for the six months ended June 30, 2018. The growth in Literacy revenue was driven by sales growth and strong retention rates. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale.
E&E Language Segment
E&E Language revenue decreased $3.0 million, or 9%, from $33.8 million for the six months ended June 30, 2017 to $30.8 million for the six months ended June 30, 2018. Revenue declined approximately $1.8 million, or 9% in the enterprise category reflecting our strategic decision to exit certain geographies and approximately $1.2 million, or 8% in the education category. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Language Segment
Consumer Language revenue decreased $8.9 million, or 23%, from $39.3 million for the six months ended June 30, 2017 to $30.4 million for the six months ended June 30, 2018. This decrease largely reflects the continued transition of the segment to subscription-based sales, which are recognized over time, from the sale of perpetual products that were historically recognized up front. The SaaS transition within the Consumer Language segment’s DTC channel was largely completed by the end of 2017 and the migration from CD-based product sales to subscriptions in the retail channel was initiated in mid-2017 and was completed in the second quarter of 2018. We expect revenue within the global retail sales channel will decline in 2018 as we complete the retail transition from perpetual product to subscriptions. In connection with our recent shift in strategy, we will invest in the mobile and English-learning to drive growth. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and services and product for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,				2018 Versus 2017
	2018		2017		Change	% Change
Subscription and service	$84,176	97.5%	$83,435	89.1%	$741	0.9%
Product	2,134	2.5%	10,163	10.9%	(8,029)	(79.0)%
Total revenue	$86,310	100.0%	$93,598	100.0%	$(7,288)	(7.8)%
Subscription and Service Revenue
Subscription and service revenue was $84.2 million for the six months ended June 30, 2018, an increase of $0.7 million from $83.4 million for the six months ended June 30, 2017. The Literacy segment falls entirely within the subscription and service revenue category, which increased $4.5 million year over year. As earlier noted, the 22% increase in Literacy revenue was driven by sales growth and strong retention rates. This improvement was offset by revenue decline in the Consumer subscription and service revenue of $1.4 million and E&E Language subscription and service revenue of $2.3 million. The primary driver of the decline in Consumer subscription and service revenue was the continued transition of the global consumer retail sales channel to subscription and the absence of Fit Brains subscription revenue.
Product Revenue
Product revenue decreased $8.0 million, or 79%, to $2.1 million during the six months ended June 30, 2018 from $10.2 million during the six months ended June 30, 2017. Product revenue decreased $5.5 million in the DTC sales channel and $1.2 million in the global consumer retail sales channel due to the SaaS migration. The completion of the global retail transition to subscription sales was completed in the second quarter of 2018 and we expect the revenue impact from this migration will be realized in 2018 which will result in a decline in product revenue in the future. Going forward product revenue will primarily represent the sale of headsets which will continue to be recognized upon delivery.

Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$84,176	$83,435	$741	0.9%
Product	2,134	10,163	(8,029)	(79.0)%
Total revenue	86,310	93,598	(7,288)	(7.8)%
Cost of revenue:
Cost of subscription and service revenue	14,632	12,592	2,040	16.2%
Cost of product revenue	2,732	3,140	(408)	(13.0)%
Total cost of revenue	17,364	15,732	1,632	10.4%
Gross profit	$68,946	$77,866	$(8,920)	(11.5)%
Gross margin percentages	79.9%	83.2%	(3.3)%
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the six months ended June 30, 2018 was $14.6 million, an increase of $2.0 million, or 16%, from $12.6 million for the six months ended June 30, 2017. As a percentage of subscription and service revenue, cost of subscription and service revenue was 17% for the six months ended June 30, 2018, an increase from 15% for the six months ended June 30, 2017. The increase in cost and the decrease in margin were primarily due to an increase in amortization expense from capitalized internal-use software costs and an increase in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we complete the migration of our Consumer Language business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the six months ended June 30, 2018 was $2.7 million, a decrease of $0.4 million, or 13%, from $3.1 million for the six months ended June 30, 2017. As a percentage of product revenue, cost of product revenue exceeded product revenue by 128% for the six months ended June 30, 2018, compared to 31% for the six months ended June 30, 2017. These variances were primarily due to a $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment. Additionally, product margin decreased as 2018 product sales were primarily comprised of audio practice materials, like headsets, which have a higher inventory cost than packaged software product.
Gross Profit
Gross profit decreased $8.9 million to $68.9 million for the six months ended June 30, 2018 compared to $77.9 million for the six months ended June 30, 2017. Gross profit percentage decreased to 80% for the six months ended June 30, 2018 as compared to 83% and the six months ended June 30, 2017.
Operating Expenses

	Six Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$49,065	$48,205	$860	1.8%
Research and development	12,325	12,762	(437)	(3.4)%
General and administrative	16,856	16,619	237	1.4%
Total operating expenses	$78,246	$77,586	$660	0.9%

Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2018 were $49.1 million, an increase of $0.9 million, or 2%, from the six months ended June 30, 2017. As a percentage of total revenue, sales and marketing expenses increased to 57% for the six months ended June 30, 2018 from 52% for the six months ended June 30, 2017. These increases are primarily due to investment in sales and marketing for Lexia. We anticipate sales and marketing expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
Research and Development Expenses
Research and development expenses were $12.3 million for the six months ended June 30, 2018, a slight decrease of $0.4 million, or 3%, from the six months ended June 30, 2017. As a percentage of total revenue, research and development expenses were flat at 14% for the six months ended June 30, 2018 and the six months ended June 30, 2017. We anticipate research and development expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
General and Administrative Expenses
General and administrative expenses increased $0.2 million to $16.9 million for the six months ended June 30, 2018 compared to $16.6 million for the six months ended June 30, 2017. As a percentage of revenue, general and administrative expenses increased slightly to 20% for the six months ended June 30, 2018 from 18% for the six months ended June 30, 2017.
Interest and Other Income (Expense)

	Six Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest income	$48	$30	$18	60.0%
Interest expense	(164)	(245)	81	(33.1)%
Other income and (expense)	(229)	736	(965)	(131.1)%
Total other income and (expense)	$(345)	$521	$(866)	(166.2)%
Interest income for the six months ended June 30, 2018 was $48,000, an increase of $18,000, from the six months ended June 30, 2017. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the six months ended June 30, 2018 was $0.2 million, flat as compared to the six months ended June 30, 2017. Interest expense relates to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the six months ended June 30, 2018 was expense of $0.2 million, an unfavorable change of $1.0 million, from income of $0.7 million for the six months ended June 30, 2017. The change is primarily attributable to unfavorable foreign exchange fluctuations and a $0.4 million gain on the sale of our Japan entity in 2017.
Income Tax Expense

	Six Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Income tax expense	$915	$1,482	$(567)	(38.3)%
Our income tax expense for the six months ended June 30, 2018 was $0.9 million, compared to $1.5 million for the six months ended June 30, 2017. The decrease to tax expense was primarily due to a reduced federal income tax rate associated with the Tax Act and the ability to use post-2017 net operating losses to reduce deferred tax expense associated with amortization of indefinite-lived intangible assets.

Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at June 30, 2018, consisted of $20.9 million in cash and cash equivalents and short-term investments, a decrease of $22.0 million compared to December 31, 2017. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $10.9 million of available credit less $4.0 million in letters of credit have been issued by the Bank on our behalf, resulting in a net borrowing availability of $6.9 million. We are subject to certain financial and restrictive covenants under the credit facility. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of June 30, 2018, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of June 30, 2018 was $5.4 million. As of June 30, 2018, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
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

Cash Flow Analysis

	Six Months Ended June 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(14,734)	$(5,000)	$(9,734)	194.7%
Net cash used in investing activities	$(8,119)	$(5,281)	$(2,838)	53.7%
Net cash provided by (used in) financing activities	$1,091	$(46)	$1,137	(2,471.7)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2018, was $14.7 million. The factors affecting our operating cash flows during the period were our net loss of $10.6 million, adjusted for non-cash charges totaling $9.4 million and a change in net operating assets and liabilities of $13.5 million. Non-cash items primarily consisted of $7.1 million in depreciation and amortization expense and $1.9 million in stock compensation expense. Depreciation and amortization expense increased due to the release of the PowerUp Literacy offering and its commencement of amortization in early January of 2018. Stock based compensation increased related to the additional expense associated with the renewed performance-based incentive stock plan. Contributing to the cash inflows in 2018 was a cash receipt of $4.5 million from SOURCENEXT Corporation ("SOURCENEXT") for additional software licensing, which will be recognized into revenue ratably through 2037.
Net cash used in operating activities for the six months ended June 30, 2017, was $5.0 million. The factors affecting our operating cash flows during the period were our net loss of $0.7 million, adjusted for non-cash charges totaling $7.2 million, which was more than offset by an unfavorable overall change in operating assets and liabilities of $11.5 million. Non-cash items primarily consisted of $6.1 million in depreciation and amortization expense and $1.5 million related to stock based compensation, partially offset by a $0.5 million gain on the sale of our Japan subsidiary. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $4.2 million and $7.3 million decrease in deferred revenue. The decrease in accounts receivable was primarily related to the timing of sales during the fourth quarter 2016 holiday season compared to when payments are typically made. The decrease in deferred revenue was primarily due to the seasonality of our offerings, specifically due to the higher Consumer sales coinciding with the fourth quarter holiday shopping season and the timing of renewals in the corporate sales channel in the fourth quarter. Contributing to the cash inflows in 2017 was a cash receipt of $11.5 million from SOURCENEXT for the perpetual license of certain intellectual property for exclusive use and sale in Japan.
Net Cash Used in Investing Activities
Net cash used in investing activities was $8.1 million for the six months ended June 30, 2018, compared to $5.3 million for the six months ended June 30, 2017, a change of $2.8 million. Purchases of property and equipment, which primarily relates to capitalized labor increased $1.2 million related to Literacy projects and $1.4 million related to Language and corporate projects.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $1.1 million for the six-month period ended June 30, 2018, compared to net cash used in financing activities of $46,000 for the six-month period ended June 30, 2017, a favorable change of $1.1 million. Proceeds from the exercise of stock options increased due to the recent rise in our stock price.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,255	$537	$1,059	$659	$—
Operating leases	8,460	3,659	2,601	1,952	248
Total	$10,715	$4,196	$3,660	$2,611	$248
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our

Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of ASC 606.

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
In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries are considering laws mandating that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and design product, service and business operations to limit personal data processing within individual countries could increase our operating costs significantly. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which came into force in May 2018. The GDPR includes additional operational and other requirements for companies that receive or process personal data of residents of the European Union as well as significant penalties for non-compliance. California recently enacted the Consumer Privacy Act of 2018, which will become effective January 1, 2020 and will require companies to give California consumers information about what data they collect, as well as to delete data about consumers if requested.
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
Changes in general economic or political conditions in the United States or other regions could adversely affect our business. For example, the administration under President Donald Trump has made, or has indicated that it may propose, significant changes with respect to a variety of issues, including education standards and funding, international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, and immigration laws, that could have a materially adverse effect on our business, business opportunities, results of operations and financial condition.

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

31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Date: August 2, 2018