Form 10-Q
period 2018-09-30
ROSETTA STONE INC
filed 2018-11-06
CIK 1351285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
As of October 30, 2018, there were 22,861,920 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ROSETTA STONE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$31,802	$42,964
Restricted cash	95	72
Accounts receivable (net of allowance for doubtful accounts of $341 and $375, at September 30, 2018 and December 31, 2017, respectively)	32,597	24,517
Inventory	1,681	3,536
Deferred sales commissions	11,727	14,466
Prepaid expenses and other current assets	3,530	4,543
Total current assets	81,432	90,098
Deferred sales commissions	7,214	3,306
Property and equipment, net	34,765	30,649
Goodwill	49,424	49,857
Intangible assets, net	16,600	19,184
Other assets	2,020	1,661
Total assets	$191,455	$194,755
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$8,910	$8,984
Accrued compensation	9,942	10,948
Income tax payable	1	384
Obligations under capital lease	454	450
Other current liabilities	12,863	16,454
Deferred revenue	117,478	110,670
Total current liabilities	149,648	147,890
Deferred revenue	47,047	40,593
Deferred income taxes	2,404	1,968
Obligations under capital lease	1,469	1,850
Other long-term liabilities	32	31
Total liabilities	200,600	192,332
Commitments and contingencies (Note 15)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 24,277 and 23,783 shares issued and 23,277 and 22,783 shares outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	200,579	195,644
Accumulated loss	(195,168)	(178,890)
Accumulated other comprehensive loss	(3,123)	(2,898)
Treasury stock, at cost, 1,000 and 1,000 shares at September 30, 2018 and December 31, 2017, respectively	(11,435)	(11,435)
Total stockholders' (deficit) equity	(9,145)	2,423
Total liabilities and stockholders' (deficit) equity	$191,455	$194,755

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription and service	$42,526	$42,117	$126,702	$125,552
Product	224	4,089	2,358	14,252
Total revenue	42,750	46,206	129,060	139,804
Cost of revenue:
Cost of subscription and service revenue	8,204	6,499	22,836	19,091
Cost of product revenue	564	2,949	3,296	6,089
Total cost of revenue	8,768	9,448	26,132	25,180
Gross profit	33,982	36,758	102,928	114,624
Operating expenses:
Sales and marketing	24,948	23,654	74,013	71,859
Research and development	6,465	6,381	18,790	19,143
General and administrative	8,510	9,035	25,366	25,654
Total operating expenses	39,923	39,070	118,169	116,656
Loss from operations	(5,941)	(2,312)	(15,241)	(2,032)
Other income and (expense):
Interest income	23	13	71	43
Interest expense	(82)	(138)	(246)	(383)
Other income and (expense)	99	85	(130)	821
Total other income and (expense)	40	(40)	(305)	481
Loss before income taxes	(5,901)	(2,352)	(15,546)	(1,551)
Income tax expense	588	879	1,503	2,361
Net loss	$(6,489)	$(3,231)	$(17,049)	$(3,912)
Loss per share:
Basic	$(0.31)	$(0.14)	$(0.75)	$(0.18)
Diluted	$(0.31)	$(0.14)	$(0.75)	$(0.18)
Common shares and equivalents outstanding:
Basic weighted average shares	20,831	22,285	22,647	22,220
Diluted weighted average shares	20,831	22,285	22,647	22,220

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6,489)	$(3,231)	$(17,049)	$(3,912)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(144)	289	(225)	623
Other comprehensive (loss) income	(144)	289	(225)	623
Comprehensive loss	$(6,633)	$(2,942)	$(17,274)	$(3,289)
   See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,049)	$(3,912)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation expense	3,388	3,058
Loss (gain) on foreign currency transactions	26	(461)
Bad debt expense (recovery)	110	(143)
Depreciation and amortization	10,891	9,077
Deferred income tax expense	437	963
Loss on disposal of equipment	12	5
Amortization of deferred financing fees	102	238
Loss from equity method investments	—	100
Gain on sale of subsidiary	—	(506)
Net change in:
Accounts receivable	(8,314)	2,358
Inventory	1,856	2,605
Deferred sales commissions	(1,193)	321
Prepaid expenses and other current assets	875	(880)
Income tax receivable or payable	(397)	(296)
Other assets	(407)	67
Accounts payable	(36)	(2,084)
Accrued compensation	(979)	445
Other current liabilities	(3,969)	(6,501)
Other long-term liabilities	—	(750)
Deferred revenue	14,384	8,608
Net cash (used in) provided by operating activities	(263)	12,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,700)	(8,903)
Proceeds from sale of fixed assets	17	2
Proceeds from the sale of subsidiary	—	110
Net cash used in investing activities	(11,683)	(8,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,547	463
Payment of deferred financing costs	(4)	(232)
Payments under capital lease obligations	(336)	(453)
Net cash provided by (used in) financing activities	1,207	(222)
(Decrease) increase in cash, cash equivalents, and restricted cash	(10,739)	3,299
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(400)	300
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,139)	3,599
Cash, cash equivalents, and restricted cash - beginning of period	43,036	36,597
Cash, cash equivalents, and restricted cash - end of period	$31,897	$40,196
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$144	$145
Income taxes, net of refunds	$1,342	$1,474
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,793	$1,268
Equipment acquired under capital lease	$25	$—
See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Non-Designated Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Loss	Accumulated Other Comprehensive Loss	Total Stockholders' Equity / (Deficit)
	Shares	Amount
Balance - January 1, 2018	22,316	$2	$195,644	$(11,435)	$(178,890)	$(2,898)	$2,423
Stock issued upon the exercise of stock options	54	—	467	—	—	—	467
Restricted stock award vesting	167	—	—	—	—	—	—
Stock-based compensation expense	—	—	583	—	—	—	583
Net loss	—	—	—	—	(6,402)	—	(6,402)
Cumulative effect adjustment - adoption of ASC 606	—	—	—	—	771	—	771
Other comprehensive income	—	—	—	—	—	529	529
Balance - March 31, 2018	22,537	$2	$196,694	$(11,435)	$(184,521)	$(2,369)	$(1,629)
Stock issued upon the exercise of stock options	85	—	850	—	—	—	850
Restricted stock award vesting	147	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,352	—	—	—	1,352
Net loss	—	—	—	—	(4,158)	—	(4,158)
Other comprehensive loss	—	—	—	—	—	(610)	(610)
Balance - June 30, 2018	22,769	$2	$198,896	$(11,435)	$(188,679)	$(2,979)	$(4,195)
Stock issued upon the exercise of stock options	17	—	230	—	—	—	230
Restricted stock award vesting	10	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,453	—	—	—	1,453
Net loss	—	—	—	—	(6,489)	—	(6,489)
Other comprehensive loss	—	—	—	—	—	(144)	(144)
Balance - September 30, 2018	22,796	$2	$200,579	$(11,435)	$(195,168)	$(3,123)	$(9,145)

ROSETTA STONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited) (Continued)

	Non-Designated Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Loss	Accumulated Other Comprehensive Loss	Total Stockholders' Equity / (Deficit)
	Shares	Amount
Balance - January 1, 2017	22,074	$2	$190,827	$(11,435)	$(177,344)	$(3,709)	$(1,659)
Stock issued upon the exercise of stock options	18	—	113	—	—	—	113
Restricted stock award vesting	86	—	—	—	—	—	—
Stock-based compensation expense	—	—	147	—	—	—	147
Net income	—	—	—	—	454	—	454
Other comprehensive loss	—	—	—	—	—	(43)	(43)
Balance - March 31, 2017	22,178	$2	$191,087	$(11,435)	$(176,890)	$(3,752)	$(988)
Stock issued upon the exercise of stock options	38	—	328	—	—	—	328
Restricted stock award vesting	20	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,359	—	—	—	1,359
Net loss	—	—	—	—	(1,135)	—	(1,135)
Other comprehensive income	—	—	—	—	—	377	377
Balance - June 30, 2017	22,236	$2	$192,774	$(11,435)	$(178,025)	$(3,375)	$(59)
Stock issued upon the exercise of stock options	2	—	22	—	—	—	22
Restricted stock award vesting	22	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,552	—	—	—	1,552
Net loss	—	—	—	—	(3,231)	—	(3,231)
Other comprehensive income	—	—	—	—	—	289	289
Balance - September 30, 2017	22,260	$2	$194,348	$(11,435)	$(181,256)	$(3,086)	$(1,427)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF OPERATIONS
Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning and literacy solutions consisting of web-based software subscriptions, perpetual software products, online and professional services, audio practice products and mobile applications. The Company's offerings are sold on a direct basis and through select third party retailers and distributors. The Company provides its solutions to customers through the sale of web-based software subscriptions, mobile applications, and packaged software, domestically and in certain international markets.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 7, 2018. The September 30, 2018 consolidated balance sheet included herein includes account balances as of December 31, 2017 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.
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
Except as noted above, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at September 30, 2018 and December 31, 2017, the Company’s results of operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017 have been made. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. All references to September 30, 2018 or to the three and nine months ended September 30, 2018 and 2017 in the notes to the consolidated financial statements are unaudited.
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
The most significant impact of ASC 606 to the Company related to the accounting for offerings that contained perpetual software for which customers took possession, which occurs only in the Company's Consumer Language segment. Prior to the adoption of ASC 606, revenue was recognized at the time of delivery for these perpetual software products due to the fact that the Company had established vendor specific objective evidence of the fair value ("VSOE") for the undelivered services in the arrangement. To the extent that VSOE was not established for undelivered services bundled with perpetual software, all revenue was deferred and recognized as the services were provided. Under the new guidance in ASC 606, the requirement to establish VSOE of the undelivered services in order to recognize revenue at the time of delivery no longer exists and revenue is allocated to performance obligations by estimating the standalone selling price and using a relative value allocation method. Revenue recognition related to subscription services and professional services remained substantially unchanged. Adoption had no tax impact due to the presence of a full valuation allowance. The impact of adoption to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018 was as follows (in thousands):

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Consolidated Statement of Operations Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Revenue:
Subscription and service	$42,526	$(291)	$42,817	$126,702	$(511)	$127,213
Product	224	455	(231)	2,358	1,947	411
Total revenue	42,750	164	42,586	129,060	1,436	127,624
Gross profit	33,982	164	33,818	102,928	1,436	101,492
Loss from operations	(5,941)	164	(6,105)	(15,241)	1,436	(16,677)
Loss before income taxes	(5,901)	164	(6,065)	(15,546)	1,436	(16,982)
Net loss	$(6,489)	$164	$(6,653)	$(17,049)	$1,436	$(18,485)
Adoption of ASC 606 had impacts to the consolidated balance sheet as well, primarily related to the presentation of deferred commissions and the reduction to deferred revenue. The Company's prior methodology was to bifurcate deferred commissions between current and non-current classifications. Under ASC 606, deferred commissions are classified as non-current unless the original amortization period is one year or less. Deferred revenue decreased on adoption of ASC 606 due to the changes in the timing of revenue recognition noted above. The impact of adoption to the Company’s consolidated balance sheet as of September 30, 2018 was as follows (in thousands):

	As of September 30, 2018
Consolidated Balance Sheet Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606

Deferred sales commissions current	11,727	(4,061)	15,788
Total current assets	81,432	(4,061)	85,493
Deferred sales commissions non-current	7,214	4,061	3,153

Other current liabilities	12,863	(172)	13,035
Deferred revenue current	117,478	(2,035)	119,513
Total current liabilities	149,648	(2,207)	151,855
Total liabilities	200,600	(2,207)	202,807

Accumulated loss	(195,168)	2,207	(197,375)
Total stockholders' deficit	(9,145)	2,207	(11,352)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The impact of adoption to the Company’s reportable segments for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Consolidated Segment Data:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Revenue by Segment:
Literacy	$13,215	$47	$13,168	$38,294	$161	$38,133
Enterprise & Education ("E&E") Language	14,990	(32)	15,022	45,782	20	45,762
Consumer Language	14,545	149	14,396	44,984	1,255	43,729
Total revenue	$42,750	$164	$42,586	$129,060	$1,436	$127,624
Accounting Standards Not Yet Adopted: The following ASUs were recently issued but have not yet been adopted by the Company:
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company is in the process of evaluating the effect of adopting this new accounting guidance to determine the impact it may have on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") that requires lessees to recognize assets and liabilities for most leases. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842): Codification Improvements which impacts narrow aspects of the guidance issued under ASU 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides a new transition method and a practical expedient for separating components of a contract. Collectively these ASUs comprise the new lease standard ("New Lease Standard"). Under the New Lease Standard, entities will be required to record most leases on their balance sheets. A lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lease expense recognition is largely unchanged. The New Lease Standard is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, however the Company does not expect to early adopt this guidance. The New Lease Standard is required to be adopted using a modified retrospective approach. The Company does not expect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as the Company expects to elect the package of practical expedients. The Company will continue to report comparative prior period information under the accounting standards in effect for those prior comparative periods. The Company expects its leases designated as operating leases in Note 15, "Commitments and Contingencies," will be reported on the consolidated balance sheets upon adoption. The

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company is in the process of evaluating the other impacts of the new guidance on the Company's consolidated financial statements and disclosures.
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
The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2018	$24,517	$110,670	$40,593
Increase/(decrease), net	8,080	6,808	6,454
Ending balance as of September 30, 2018	$32,597	$117,478	$47,047
The amount of revenue recognized in the three months ended September 30, 2018 that was included in the opening July 1, 2018 deferred revenue balance was $34.1 million. The amount of revenue recognized in nine months ended September 30, 2018 that was included in the opening January 1, 2018 deferred revenue balance was $93.8 million. The vast majority of this

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of September 30, 2018 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	As of September 30, 2018
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$52,129	$42,619	$8,740	$717	$53
E&E Language	56,762	42,497	9,450	2,090	2,725
Consumer Language	55,634	32,362	9,536	1,764	11,972
Total	$164,525	$117,478	$27,726	$4,571	$14,750
The Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of September 30, 2018, deferred revenue associated with SOURCENEXT totaled $16.4 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.
Assets Recognized from Costs to Obtain a Contract with a Customer: The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, which primarily represents sales commissions paid when a customer contract is either recorded as revenue or deferred revenue. Sales commissions paid to obtain non-cancellable subscription contracts are deferred and amortized in proportion to the period over which the revenue is recognized from the related contract. Deferred sales commissions are amortized to Sales and marketing expense on the consolidated statements of operations. Deferred sales commissions are classified as non-current unless the associated amortization period is one year or less. As of September 30, 2018, the total deferred sales commissions balance was $18.9 million. Amortization of deferred sales commissions recognized during the three months ended September 30, 2018 was $6.0 million. Amortization of deferred sales commission recognized during the Nine months ended September 30, 2018 was $17.0 million.
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
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2018. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. This determination resulted in the need for a valuation allowance on the deferred tax assets of certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.
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
The following table presents the effect of exchange rate changes on total comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6,489)	$(3,231)	$(17,049)	$(3,912)
Foreign currency translation (loss) gain	(144)	289	(225)	623
Comprehensive loss	$(6,633)	$(2,942)	$(17,274)	$(3,289)
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' (deficit) equity. For the three and nine months ended September 30, 2018 and 2017, the Company's comprehensive loss consisted of net loss and foreign currency translation (losses) and gains.
The other comprehensive (loss) income presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive (loss) income due to the presence of a full valuation allowance for each of the three and nine months ended September 30, 2018 and 2017.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Costs for advertising are expensed as incurred. Advertising expense for the three months ended September 30, 2018 and September 30, 2017 was $5.6 million and $5.3 million, respectively. Advertising expense for the nine months ended September 30, 2018 and September 30, 2017 was $17.3 million and $18.1 million, respectively.
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
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of November 6, 2018.
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
The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of November 6, 2018, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BASIC AND DILUTED NET LOSS PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(6,489)	$(3,231)	$(17,049)	$(3,912)
Denominator:
Basic shares:
Weighted average number of common shares - basic	20,831	22,285	22,647	22,220
Diluted shares:
Weighted average number of common shares - basic	20,831	22,285	22,647	22,220
Number of dilutive common stock equivalent shares included in diluted shares calculation	—	—	—	—
Weighted average number of common shares - diluted	20,831	22,285	22,647	22,220
Loss per common share:
Basic	$(0.31)	$(0.14)	$(0.75)	$(0.18)
Diluted	$(0.31)	$(0.14)	$(0.75)	$(0.18)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	686	219	631	209
Restricted stock units	230	223	230	203
Restricted stocks	638	286	634	250
Total common stock equivalent shares	1,554	728	1,495	662
Share-based awards to purchase approximately 0.1 million and 0.7 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2018 and 2017, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive. Share-based awards to purchase approximately 0.2 million and 0.7 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the nine months ended September 30, 2018 and 2017, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$922	$2,893
Finished goods	759	643
Total inventory	$1,681	$3,536
The total inventory balance as of September 30, 2018 reflected the Company's ongoing efforts to transition the Consumer Language segment to a software-as-a-service ("SaaS") model. The September 30, 2018 inventory balance also reflected a $1.6 million inventory obsolescence charge during the nine months ended September 30, 2018 in the retail and direct-to-consumer channels of the Consumer Language business.
5. PROPERTY AND EQUIPMENT
For the three months ended September 30, 2018 and September 30, 2017 the Company capitalized $3.7 million and $3.2 million, respectively, of internal-use software development costs. For the nine months ended September 30, 2018 and September 30, 2017 the Company capitalized $11.6 million and $9.1 million, respectively, of internal-use software development costs.
Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$2,181	$874	$5,356	$2,842
Cost of product revenue	180	415	773	907
Total included in cost of revenue	2,361	1,289	6,129	3,749
Included in operating expenses:
Sales and marketing	177	132	589	411
Research and development	2	1	6	8
General and administrative	495	619	1,600	2,045
Total included in operating expenses	674	752	2,195	2,464
Total	$3,035	$2,041	$8,324	$6,213
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments for the nine months ended September 30, 2018 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2018
Gross Goodwill	$9,962	$39,895	$27,514	$77,371
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2018	$9,962	$39,895	$—	$49,857

Effect of change in foreign currency rate	—	(433)	—	(433)

Balance as of September 30, 2018
Gross Goodwill	$9,962	$39,462	$27,514	$76,938
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of September 30, 2018	$9,962	$39,462	$—	$49,424
Annual Impairment Testing of Goodwill
The Company exercised its option to bypass the qualitative test and began its June 30, 2018 annual goodwill test with the quantitative test for its reporting units with remaining goodwill balances. At June 30, 2018, the Company determined that the fair values of the Literacy and E&E Language reporting units substantially exceeded their carrying values. Therefore, no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.
7. INTANGIBLE ASSETS
Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trademark / tradename *	Core technology	Customer relationships	Patents and Other	Total

Gross Carrying Amount	$12,505	$15,636	$26,656	$312	$55,109
Accumulated Amortization	(1,755)	(12,222)	(20,515)	(278)	(34,770)
Accumulated Impairment	(26)	(1,001)	(128)	—	(1,155)
Balance as of January 1, 2018	$10,724	$2,413	$6,013	$34	$19,184

Gross Carrying Amount	12,330	13,482	25,742	312	51,866
Accumulated Amortization	(1,696)	(11,224)	(20,884)	(299)	(34,103)
Accumulated Impairment	(26)	(1,008)	(129)	—	(1,163)
Balance as of September 30, 2018	$10,608	$1,250	$4,729	$13	$16,600
* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of September 30, 2018, the carrying value of the tradename asset was $10.6 million.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (Continued)

Amortization Expense for the Long-lived Intangible Assets
The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$137	$118	$384	$352
Cost of product revenue	9	28	55	87
Total included in cost of revenue	146	146	439	439
Included in operating expenses:
Sales and marketing	437	472	1,393	1,387
Research and development	183	356	735	1,038
General and administrative	—	—	—	—
Total included in operating expenses	620	828	2,128	2,425
Total	$766	$974	$2,567	$2,864
The following table summarizes the estimated future amortization expense related to intangible assets for the remaining three months of 2018 and years thereafter (in thousands):

As of September 30, 2018
2018 - remaining	$751
2019	1,532
2020	1,282
2021	940
2022	940
2023	548
Thereafter	—
Total	$5,993
Impairment Reviews of Intangible Assets
The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of September 30, 2018 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER CURRENT LIABILITIES
The following table summarizes other current liabilities (in thousands):

	September 30, 2018	December 31, 2017
Accrued marketing expenses	$3,168	$5,316
Accrued professional and consulting fees	1,233	1,609
Sales return reserve	270	1,176
Sales, withholding and property taxes payable	3,506	3,616
Other	4,686	4,737
Total other current liabilities	$12,863	$16,454
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
The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity amount and minimum financial performance requirements, as defined in the credit facility. As of September 30, 2018, the Company was in compliance with all covenants.
The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.
As of September 30, 2018, there were no borrowings outstanding and the Company was eligible to borrow $23.3 million of available credit. During the third quarter of 2018, a $4.0 million letter of credit that was previously issued by the Bank on the Company's behalf was cancelled as it was deemed no longer necessary. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

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
During the nine months ended September 30, 2018, the Company acquired $25,000 in equipment or software through the issuance of capital leases.
Future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

As of September 30, 2018
2018-remaining	$134
2019	532
2020	527
2021	525
2022	394
Thereafter	1
Total minimum lease payments	$2,113
Less amount representing interest	190
Present value of net minimum lease payments	$1,923
Less current portion	454
Obligations under capital lease, long-term	$1,469
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
During the nine months ended September 30, 2018, the Company recorded a $0.2 million tax expense in addition to the estimates made in the year of enactment. The accounting for the Tax Act are considered final as the Company has obtained,

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

prepared, and analyzed the information necessary to finalize the accounting and the 2017 U.S. income tax return. The Tax Act included a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company had a deficit in net accumulated earnings and profits so no transition tax was reported on the Company’s 2017 U.S. income tax return.
Other Tax Act provisions that may impact income taxes include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation of net operating losses generated after 2017 to 80% of taxable income, the inclusion of commissions and performance based compensation in determining the excess compensation limitation, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company will treat the GILTI tax as a period expense in future years.
In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine months ended September 30, 2018 is based on the estimated annual effective tax rate for fiscal year 2018. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.
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
Valuation Allowance Recorded for Deferred Tax Assets
The Company evaluates the recoverability of its deferred tax assets at each reporting period for each tax jurisdiction and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be recovered. As of September 30, 2018, the analysis of the need for a valuation allowance on U.S. deferred tax assets considered that the U.S. entity has incurred a three-year cumulative loss. As previously disclosed, if the Company does not have sufficient objective positive evidence to overcome a three-year cumulative loss, a valuation allowance may be necessary. In evaluating whether to record a valuation allowance, the guidance in ASC 740 deems that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that is difficult to overcome. An enterprise that has cumulative losses is generally prohibited from using an estimate of future earnings to support a conclusion that realization of an existing deferred tax asset is more likely than not.
Consideration has been given to the following positive and negative evidence:

•	Three-year cumulative evaluation period ended September 30, 2018 results in a cumulative U.S. pre-tax loss;

•	from 2006, when the U.S. entity began filing as a C-corporation for income tax purposes, through 2010, the U.S. entity generated taxable income each year;

•	the Company has a history of utilizing all operating tax loss carryforwards and has not had any tax loss carryforwards or credits expire unused;

•	lengthy or indefinite loss carryforward periods for U.S. federal and most state jurisdictions apply; and

•
the Company incurred a U.S. federal jurisdiction net operating loss for the most recently completed calendar year and has additional net operating loss carryforwards subject to limitation pursuant to IRC Section 382.

As of September 30, 2018, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.
Evaluation of the remaining jurisdictions as of September 30, 2018, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (Continued)

As of September 30, 2018, and December 31, 2017, the Company’s U.S. deferred tax liability was $2.3 million and $1.9 million, respectively, related to its goodwill and indefinite lived intangibles. As of September 30, 2018 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2017. As of September 30, 2018, and December 31, 2017, the Company had no unrecognized tax benefits.
For the nine months ended September 30, 2018 the Company recorded an income tax expense of $1.5 million for deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets and current tax expense related to our operations in U.K., Germany, Canada and China.
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
At September 30, 2018, there were 1,138,453 shares available for future grant under the 2009 Plan.
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

For the nine months ended September 30, 2018 and September 30, 2017, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Included in cost of revenue:
Cost of subscription and service revenue	$13	$9	$(13)	$(2)
Cost of product revenue	2	12	(10)	36
Total included in cost of revenue	15	21	(23)	34
Included in operating expenses:
Sales and marketing	312	349	548	366
Research and development	156	185	326	215
General and administrative	969	997	2,537	2,443
Total included in operating expenses	1,437	1,531	3,411	3,024
Total	$1,452	$1,552	$3,388	$3,058
Service-Based Restricted Stock Awards
The following table summarizes the Company's service-based restricted stock award activity from January 1, 2018 to September 30, 2018:

	Service Based Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested Service-based Awards, January 1, 2018	431,118	$8.07	$3,477,484
Service-based awards granted	218,006	13.87
Service-based awards vested	(175,468)	8.61
Service-based awards canceled	(28,377)	8.92
Non-vested Service-Based Awards, September 30, 2018	445,279	$10.64	$4,737,501
As of September 30, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based restricted stock awards not yet recognized in the consolidated statement of operations was $3.1 million and is expected to be recognized over a weighted average period of 2.51 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

The following table summarizes the Company's PSU activity from January 1, 2018 to September 30, 2018:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2018	433,588	$9.43	$5,406,842
PSUs granted	331,216	13.90
PSUs vested	(54,298)	9.43
PSUs canceled	(39,984)	10.22
Non-vested PSUs, September 30, 2018	670,522	$11.59	$13,336,683
As of September 30, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the PSUs not yet recognized in the consolidated statement of operations was $1.7 million and is expected to be recognized over a weighted average period of 1.32 years.
Service-Based Stock Options
The following table summarizes the Company's service-based stock option activity from January 1, 2018 to September 30, 2018:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based Options Outstanding, January 1, 2018	1,628,711	$9.81	6.79	$5,203,196
Service-based options granted	60,603	16.05
Service-based options exercised	(156,211)	9.90
Service-based options canceled	(65,985)	14.90
Service-based Options Outstanding, September 30, 2018	1,467,118	9.83	6.29	14,795,151
Vested and expected to vest September 30, 2018	1,453,676	9.84	6.28	14,651,166
Exercisable at September 30, 2018	1,224,559	$9.91	6.04	$12,261,827
As of September 30, 2018, future compensation cost, net of estimated forfeitures, related to the non-vested portion of the service-based stock option awards not yet recognized in the consolidated statement of operations was $0.8 million and is expected to be recognized over a weighted average period of 1.06 years.
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity from January 1, 2018 to September 30, 2018:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units Outstanding, January 1, 2018	234,658	$10.19	$2,926,185
Units granted	31,929	16.03	511,761
Units released	(30,682)	8.74
Units cancelled	—	—
Units Outstanding, September 30, 2018	235,905	11.17	4,692,150
Vested and expected to vest at September 30, 2018	234,597	15.73	4,666,125
Vested and deferred at September 30, 2018	211,401	$10.64	$4,204,766
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
On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vest 50%, 25%, and 25% on April 4, 2017, 2018 and 2019, respectively. During the nine months ended September 30, 2018, 16,180 PRSAs vested and 36,124 PSOs vested. Future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $40,000 and is expected to be recognized over a weighted average period of 0.51 years.
On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. During the nine months ended September 30, 2018, 46,949 MRSAs vested and 104,822 MSOs vested. Future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.1 million and is expected to be recognized over a weighted average period of 1.26 years.
12. STOCKHOLDERS' (DEFICIT) EQUITY
At September 30, 2018, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At September 30, 2018, the Company had shares of common stock issued of 24,276,722 and shares of common stock outstanding of 23,276,722.
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

$11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, 2016, 2017 or the nine months ended September 30, 2018. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheets. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.
13. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE
2016 Restructuring Plan
In the first quarter of 2016, the Company announced and initiated actions to withdraw the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of E&E Language offerings. There was approximately $0.1 million of remaining accrued severance costs as of December 31, 2017 and September 30, 2018, with only minor changes in activity during the nine months ended September 30, 2018. The remaining amount is expected to be settled in 2018 or 2019.
Other Employee Severance Actions
In 2017, the Company initiated actions to reduce headcount in its Fit Brains business and in the U.S. and China locations within consumer product operations, primarily comprised of severance costs. There was approximately $0.1 million of remaining accrued severance costs as of December 31, 2017. During the nine months ended September 30, 2018, the Company made final payments of $0.1 million in accrued severance costs.
Restructuring Cost
The following table summarizes the major types of costs associated with the restructuring actions for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Severance costs	$(8)	$186	$(21)	$1,118
Contract termination costs	—	1	—	37
Other costs	—	9	21	26
Total	$(8)	$196	$—	$1,181
The following table presents total restructuring costs associated with the restructuring actions included in the related line items of our statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$(6)	$108	$16	$313
Sales and marketing	—	91	(2)	426
Research and development	(2)	(13)	(2)	332
General and administrative	—	10	(12)	110
Total	$(8)	$196	$—	$1,181
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
A summary of the Company’s lease abandonment activity for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	As of September 30,
	2018	2017
Accrued lease abandonment costs, beginning of period	$1,081	$2,123
Costs incurred and charged to expense	—	—
Principal reductions	(693)	(759)
Accrued lease abandonment costs, end of period	$388	$1,364
Accrued lease abandonment costs liability:
Short-term - included in "Other current liabilities"	$388	$1,078
Long-term	—	286
Total	$388	$1,364
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases copiers, parking spaces, buildings, a warehouse and office space under operating lease and site license arrangements, some of which contain renewal options.

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. COMMITMENTS AND CONTINGENCIES (Continued)

The following table summarizes future minimum operating lease payments for the remaining three months of 2018 and the years thereafter (in thousands):

As of September 30, 2018
Periods Ending December 31,
2018-remaining	$1,248
2019	2,397
2020	1,155
2021	948
2022	977
2023	743
Thereafter	—
Total	$7,468
Total expenses under operating leases are $0.6 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively.  Total expenses under operating leases are $1.8 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Operating results by segment for the three months ended September 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$13,215	$14,990	$14,545	$—	$29,535	$42,750

Cost of revenue	2,189	1,733	2,311	19	4,063	6,252
Sales and marketing	7,263	7,551	8,915	273	16,739	24,002
Research and development	2,218	—	—	3,615	3,615	5,833
General and administrative	520	40	18	—	58	578
Segment contribution	$1,025	$5,666	$3,301	$(3,907)	$5,060	$6,085
Segment contribution margin %	7.8%	37.8%	22.7%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						2,516
Sales and marketing						946
Research and development						632
General and administrative						1,468
Subtotal						5,562

Corporate unallocated expenses, net:
Unallocated general and administrative						6,464
Unallocated non-operating income						(40)
Subtotal						6,424

Loss before income taxes						$(5,901)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the three months ended September 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue (1)	$11,028	$16,529	$18,649	$—	$35,178	$46,206

Cost of revenue	1,666	1,756	4,464	(3)	6,217	7,883
Sales and marketing	6,402	7,511	8,428	269	16,208	22,610
Research and development	1,820	—	—	3,882	3,882	5,702
General and administrative	558	86	74	—	160	718
Segment contribution	$582	$7,176	$5,683	$(4,148)	$8,711	$9,293
Segment contribution margin %	5.3%	43.4%	30.5%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						1,565
Sales and marketing						1,044
Research and development						679
General and administrative						1,724
Subtotal						5,012

Corporate unallocated expenses, net:
Unallocated general and administrative						6,593
Unallocated non-operating income						40
Subtotal						6,633

Loss before income taxes						$(2,352)
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the nine months ended September 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue	$38,294	$45,782	$44,984	$—	$90,766	$129,060

Cost of revenue	6,069	5,037	8,409	57	13,503	19,572
Sales and marketing	20,248	23,467	26,570	889	50,926	71,174
Research and development	5,765	—	—	11,191	11,191	16,956
General and administrative	1,492	59	69	—	128	1,620
Segment contribution	$4,720	$17,219	$9,936	$(12,137)	$15,018	$19,738
Segment contribution margin %	12.3%	37.6%	22.1%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						6,560
Sales and marketing						2,839
Research and development						1,834
General and administrative						4,148
Subtotal						15,381

Corporate unallocated expenses, net:
Unallocated general and administrative						19,598
Unallocated non-operating expense						305
Subtotal						19,903

Loss before income taxes						$(15,546)

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

Operating results by segment for the nine months ended September 30, 2017 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company

Revenue (1)	$31,568	$50,289	$57,947	$—	$108,236	$139,804

Cost of revenue	4,823	5,455	10,376	(9)	15,822	20,645
Sales and marketing	17,542	23,166	27,385	1,175	51,726	69,268
Research and development	4,755	—	—	12,644	12,644	17,399
General and administrative	1,314	16	86	—	102	1,416
Segment contribution	$3,134	$21,652	$20,100	$(13,810)	$27,942	$31,076
Segment contribution margin %	9.9%	43.1%	34.7%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						4,535
Sales and marketing						2,591
Research and development						1,744
General and administrative						4,916
Subtotal						13,786

Corporate unallocated expenses, net:
Unallocated general and administrative						19,322
Unallocated non-operating income						(481)
Subtotal						18,841

Loss before income taxes						$(1,551)
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

ROSETTA STONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SEGMENT INFORMATION (Continued)

The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
United States	$37,747	$39,661	$112,471	$120,286
International	5,003	6,545	16,589	19,518
Total	$42,750	$46,206	$129,060	$139,804
(1) Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Geographic revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.
The information below summarizes long-lived assets by geographic area classified as held and used as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
United States	$32,233	$27,647
International	2,532	3,002
Total	$34,765	$30,649
Revenue by Type
The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Language learning	$29,528	$34,478	$89,855	$105,898
Literacy	13,215	11,028	38,294	31,568
Brain fitness	7	700	911	2,338
Total	$42,750	$46,206	$129,060	$139,804
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
As of September 30, 2018, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.
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
Literacy segment contribution increased to $1.0 million with segment contribution margin of 8% for the three months ended September 30, 2018, as compared to a segment contribution of $0.6 million and segment contribution margin of 5% for the three months ended September 30, 2017. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by an increase in direct sales and marketing expense due to the continued transition to a direct sales team. E&E Language segment contribution decreased to $5.7 million with segment contribution margin of 38% for the three months ended September 30, 2018, as compared to segment contribution of $7.2 million and segment contribution margin of 43% for the three months ended September 30, 2017. The dollar and margin decreases were primarily due to the $1.5 million decline in E&E Language revenue. Consumer Language segment contribution decreased to $3.3 million with a segment contribution margin of 23% for the three months ended September 30, 2018, from $5.7 million with a segment contribution margin of 30% for the three months ended September 30, 2017. The dollar and margin decreases in Consumer Language segment contribution were primarily attributable to the transition to subscription sales that are recognized over-time compared to perpetual software sales that are recognized at a point-in-time.
Literacy segment contribution increased to $4.7 million with segment contribution margin of 12% for the nine months ended September 30, 2018, as compared to a segment contribution of $3.1 million and segment contribution margin of 10% for the nine months ended September 30, 2017. The dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by an increase in direct sales and marketing expenses due to the transition to a direct sales team. E&E Language segment contribution decreased to $17.2 million with segment contribution margin of 38% for the nine months ended September 30, 2018, as compared to segment contribution of $21.7 million and segment contribution margin of 43% for the nine months ended September 30, 2017. The dollar and margin decreases were primarily due to lower segment revenue. Consumer Language segment contribution decreased to $9.9 million with a segment contribution margin of 22% for the nine months ended September 30, 2018, from $20.1 million with a segment contribution margin of 35% for the nine months ended September 30, 2017. The Consumer Language segment contribution dollar and margin decreased primarily due the transition to subscription sales that are recognized over-time compared to perpetual software sales that are recognized at a point-in-time.

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
Sales and Marketing.    Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, and commissions earned by our sales personnel and app stores. Sales commissions are generally paid when a customer contract is either recorded as revenue or deferred revenue. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized.
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
For the three months ended September 30, 2018, we incurred an income tax expense of $0.6 million with $5.9 million loss before taxes, resulting in a worldwide effective tax rate of (10.0)%. The three month tax expense of $0.6 million related to current year income from operations in Canada, China, Germany, and the U.K., as well as the deferred tax impact of amortization of indefinite lived intangibles, and foreign withholding taxes.
For the nine months ended September 30, 2018, we incurred an income tax expense of $1.5 million after incurring loss before taxes of $15.5 million, resulting in worldwide effective tax rate of (9.7)%. The nine month tax expense related to current year income from operations in Germany, China, Canada and the U.K., as well as the tax impact of amortization of indefinite lived intangibles, and foreign withholding taxes, partially offset by a $0.2 million adjustment for the Tax Act final accounting.
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

Results of Operations
Comparison of the three months ended September 30, 2018 and the three months ended September 30, 2017
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$42,526	$42,117	$409	1.0%
Product	224	4,089	(3,865)	(94.5)%
Total revenue	42,750	46,206	(3,456)	(7.5)%
Cost of revenue:
Cost of subscription and service revenue	8,204	6,499	1,705	26.2%
Cost of product revenue	564	2,949	(2,385)	(80.9)%
Total cost of revenue	8,768	9,448	(680)	(7.2)%
Gross profit	33,982	36,758	(2,776)	(7.6)%
Operating expenses:
Sales and marketing	24,948	23,654	1,294	5.5%
Research and development	6,465	6,381	84	1.3%
General and administrative	8,510	9,035	(525)	(5.8)%
Total operating expenses	39,923	39,070	853	2.2%
Loss from operations	(5,941)	(2,312)	(3,629)	157.0%
Other income and (expense):
Interest income	23	13	10	76.9%
Interest expense	(82)	(138)	56	(40.6)%
Other income and (expense)	99	85	14	16.5%
Total other income and (expense)	40	(40)	80	(200.0)%
Loss before income taxes	(5,901)	(2,352)	(3,549)	150.9%
Income tax expense	588	879	(291)	(33.1)%
Net loss	$(6,489)	$(3,231)	$(3,258)	100.8%
Total revenue decreased $3.5 million to $42.8 million for the three months ended September 30, 2018 from $46.2 million for the three months ended September 30, 2017. The overall change in revenue was due to a decrease in Consumer Language revenue of $4.1 million reflecting the transition from perpetual product sales to subscription-based sales, and a decrease in E&E Language revenue of $1.5 million, partially offset by an increase in Literacy revenue of $2.2 million.
The operating loss for the three months ended September 30, 2018, totaled $5.9 million, compared to operating loss of $2.3 million for the three months ended September 30, 2017. The change in operating loss was primarily driven by the decline in revenue.
The following table sets forth revenue for our three operating segments for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,				2018 Versus 2017
	2018		2017		Change	% Change
Literacy	13,215	30.9%	11,028	23.9%	2,187	19.8%
E&E Language	14,990	35.1%	16,529	35.8%	(1,539)	(9.3)%
Consumer Language	14,545	34.0%	18,649	40.3%	(4,104)	(22.0)%
Total Revenue	$42,750	100.0%	$46,206	100.0%	$(3,456)	(7.5)%

Literacy Segment
Literacy revenue increased $2.2 million, or 20%, from $11.0 million for the three months ended September 30, 2017, to $13.2 million for the three months ended September 30, 2018. The growth in Literacy revenue was driven by sales growth and strong retention rates. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale.
E&E Language Segment
E&E Language revenue decreased $1.5 million, or 9%, from $16.5 million for the three months ended September 30, 2017, to $15.0 million for the three months ended September 30, 2018. Revenue declined approximately $1.2 million, or 12% in the enterprise category and approximately $0.4 million, or 5% in the North America K-12 category. The enterprise revenue decline was driven by $0.7 million in lower revenue from the reseller channel and $0.5 million related to lower custom content revenue. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Language Segment
Consumer Language revenue decreased $4.1 million, or 22%, from the three months ended September 30, 2017, to $14.5 million for the three months ended September 30, 2018. This decrease largely reflects the continued transition of the segment to subscription-based sales, which are recognized over time, from the sale of perpetual products that were historically recognized up front. The SaaS transition within the Consumer Language segment’s DTC channel was largely completed by the end of 2017 and the migration from CD-based product sales to subscriptions in the retail channel was initiated in mid-2017 and was completed in the second quarter of 2018. We expect revenue within the global retail sales channel will decline in 2018 as we complete the retail transition from perpetual product to subscriptions. In connection with our recent shift in strategy, we will invest in mobile and English-learning to drive growth. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and service and product for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,				2018 Versus 2017
	2018		2017		Change	% Change
Subscription and service	$42,526	99.5%	$42,117	91.2%	$409	1.0%
Product	224	0.5%	4,089	8.8%	(3,865)	(94.5)%
Total revenue	$42,750	100.0%	$46,206	100.0%	$(3,456)	(7.5)%
Subscription and Service Revenue
Subscription and service revenue increased $0.4 million, or 1% to $42.5 million for the three month period ended September 30, 2018, from $42.1 million for the three month period ended September 30, 2017. The Literacy segment falls entirely within the subscription and service revenue category, which increased $2.2 million year over year. As earlier noted, the 20% growth in Literacy revenue was driven by sales growth and strong retention rates. Consumer subscription and service revenue decreased by $1.1 million, which includes a decrease of $0.8 million due to the absence of Fit Brains subscription revenue. E&E Language service and subscription revenue decreased $0.7 million primarily due to lower revenue in the reseller channel.
Product Revenue
Product revenue decreased $3.9 million, or 95%, to $0.2 million during the three months ended September 30, 2018, from $4.1 million during the three months ended September 30, 2017. The primary driver of the decrease in product revenue was a decline of $1.7 million in the DTC sales channel due to the SaaS migration that was substantially completed in late 2017. Product revenue also declined $0.9 million in the global retail sales channel and declined $0.7 million in the homeschool channel. The completion of the global retail transition to subscription sales was completed in the second quarter of 2018 and we expect the revenue impact from this migration will be realized in 2018 which will result in a decline in product revenue in the future. Going forward product revenue will primarily represent the sale of headsets which will continue to be recognized upon delivery.

Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$42,526	$42,117	$409	1.0%
Product	224	4,089	(3,865)	(94.5)%
Total revenue	42,750	46,206	(3,456)	(7.5)%
Cost of revenue:
Cost of subscription and service revenue	8,204	6,499	1,705	26.2%
Cost of product revenue	564	2,949	(2,385)	(80.9)%
Total cost of revenue	8,768	9,448	(680)	(7.2)%
Gross profit	$33,982	$36,758	$(2,776)	(7.6)%
Gross margin percentages	79.5%	79.6%	(0.1)%
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the three months ended September 30, 2018, was $8.2 million, an increase of $1.7 million, or 26%, from the three months ended September 30, 2017. As a percentage of subscription and service revenue, cost of subscription and service revenue increased to 19% for the three months ended September 30, 2018 from 15% for the three months ended September 30, 2017. These increases were primarily due to higher amortization expense from capitalized internal-use software costs and an increase in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we complete the migration of our Consumer Language business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the three months ended September 30, 2018, was $0.6 million, a decrease of 81%, from $2.9 million for the three months ended September 30, 2017. As a percentage of product revenue, cost of product revenue exceeded revenue for the three months ended September 30, 2018, compared to 72% the three months ended September 30, 2017. The decrease in cost of product revenue is due to the switch from packaged perpetual software products to subscription-based software offerings in the retail and DTC channels of the Consumer Language segment. Product margin decreased as third quarter 2018 product sales were primarily comprised of audio practice materials, like headsets, which have a higher inventory cost than packaged software product.
Gross Profit
Gross profit for the three months ended September 30, 2018 was $34.0 million, a decrease of 8%, compared to $36.8 million the three months ended September 30, 2017. Gross profit percentage decreased slightly to 79% for the three months ended September 30, 2018, from 80% for the three months ended September 30, 2017. The decline in gross profit and margin was primarily driven by the year-over-year decline in revenue associated with the switch from packaged perpetual products to subscription-based offerings in the retail and direct-to-consumer channels of the Consumer Language segment.
Operating Expenses

	Three Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$24,948	$23,654	$1,294	5.5%
Research and development	6,465	6,381	84	1.3%
General and administrative	8,510	9,035	(525)	(5.8)%
Total operating expenses	$39,923	$39,070	$853	2.2%

Sales and Marketing Expenses
Sales and marketing expenses increased $1.3 million, or 5%, to $24.9 million for the three months ended September 30, 2018, compared to $23.7 million for the three months ended September 30, 2017. As a percentage of total revenue, sales and marketing expenses increased to 58% from 51% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. These increases are primarily due to investment in sales and marketing for Lexia. We anticipate sales and marketing expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
Research and Development Expenses
Research and development expenses slightly increased $0.1 million, or 1%, to $6.5 million for the three months ended September 30, 2018, compared to $6.4 million for the three months ended September 30, 2017. As a percentage of total revenue, research and development expenses were 15% for the three months ended September 30, 2018, a slight increase compared to 14% for the three months ended September 30, 2017. We anticipate research and development expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
General and Administrative Expenses
General and administrative expenses slightly decreased $0.5 million, or 6%, to $8.5 million for the three months ended September 30, 2018, compared to $9.0 million for the three months ended September 30, 2017. As a percentage of revenue, general and administrative expenses were flat at 20% for the three months ended September 30, 2018 and September 30, 2017.
Interest and Other Income (Expense)

	Three Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest income	$23	$13	$10	76.9%
Interest expense	(82)	(138)	56	(40.6)%
Other income and (expense)	99	85	14	16.5%
Total other income and (expense)	$40	$(40)	$80	(200.0)%
Interest income for the three months ended September 30, 2018 was $23,000, up slightly from $13,000 for the three months ended September 30, 2017. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the three months ended September 30, 2018 and September 30, 2017, was flat at $0.1 million, attributable to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and (expense) was flat for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Income Tax Expense

	Three Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Income tax expense	$588	$879	$(291)	(33.1)%
Our income tax expense for the three months ended September 30, 2018, was $0.6 million, compared to $0.9 million for the three months ended September 30, 2017. The decrease to tax expense was primarily due to a reduced federal income tax rate associated with the Tax Act, the ability to use post-2017 net operating losses to reduce deferred tax expense associated with amortization of indefinite-lived intangible assets, and a decrease in earnings in foreign jurisdictions where we pay tax, partially offset by a $0.2 million adjustment for the Tax Act final accounting.

Comparison of the nine months ended September 30, 2018 and the nine months ended September 30, 2017
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$126,702	$125,552	$1,150	0.9%
Product	2,358	14,252	(11,894)	(83.5)%
Total revenue	129,060	139,804	(10,744)	(7.7)%
Cost of revenue:
Cost of subscription and service revenue	22,836	19,091	3,745	19.6%
Cost of product revenue	3,296	6,089	(2,793)	(45.9)%
Total cost of revenue	26,132	25,180	952	3.8%
Gross profit	102,928	114,624	(11,696)	(10.2)%
Operating expenses:
Sales and marketing	74,013	71,859	2,154	3.0%
Research and development	18,790	19,143	(353)	(1.8)%
General and administrative	25,366	25,654	(288)	(1.1)%
Total operating expenses	118,169	116,656	1,513	1.3%
Loss from operations	(15,241)	(2,032)	(13,209)	650.0%
Other income and (expense):
Interest income	71	43	28	65.1%
Interest expense	(246)	(383)	137	(35.8)%
Other income and (expense)	(130)	821	(951)	(115.8)%
Total other income and (expense)	(305)	481	(786)	(163.4)%
Loss before income taxes	(15,546)	(1,551)	(13,995)	902.3%
Income tax expense	1,503	2,361	(858)	(36.3)%
Net loss	$(17,049)	$(3,912)	$(13,137)	335.8%
Total revenue declined $10.7 million to $129.1 million for the nine months ended September 30, 2018 compared to $139.8 million for the nine months ended September 30, 2017. Within the change in total revenue, Consumer Language revenue decreased $13.0 million and E&E Language revenue decreased $4.5 million. These declines were partially offset by an increase in Literacy revenue of $6.7 million,
Loss from operations for the nine months ended September 30, 2018 totaled $15.2 million, compared to operating loss of $2.0 million for the nine months ended September 30, 2017. The change in operating loss was driven primarily by the decline in revenue.
The following table sets forth revenue for our three operating segments for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,				2018 Versus 2017
	2018		2017		Change	% Change
Literacy	$38,294	29.7%	$31,568	22.6%	$6,726	21.3%
E&E Language	45,782	35.5%	50,289	36.0%	(4,507)	(9.0)%
Consumer Language	44,984	34.8%	57,947	41.4%	(12,963)	(22.4)%
Total Revenue	$129,060	100.0%	$139,804	100.0%	$(10,744)	(7.7)%

Literacy Segment
Literacy revenue increased $6.7 million, or 21%, from $31.6 million for the nine months ended September 30, 2017 to $38.3 million for the nine months ended September 30, 2018. The growth in Literacy revenue was driven by sales growth and strong retention rates. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale.
E&E Language Segment
E&E Language revenue decreased $4.5 million, or 9%, from $50.3 million for the nine months ended September 30, 2017 to $45.8 million for the nine months ended September 30, 2018. Revenue declined approximately $3.0 million, or 10% in the enterprise category and approximately $1.5 million, or 7% in the North America K-12 category. The enterprise revenue decline was driven by $1.8 million in lower revenue from the reseller channel and $0.5 million related to lower custom content revenue. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.
Consumer Language Segment
Consumer Language revenue decreased $13.0 million, or 22%, from $57.9 million for the nine months ended September 30, 2017 to $45.0 million for the nine months ended September 30, 2018. This decrease largely reflects the continued transition of the segment to subscription-based sales, which are recognized over time, from the sale of perpetual products that were historically recognized up front. The SaaS transition within the Consumer Language segment’s DTC channel was largely completed by the end of 2017 and the migration from CD-based product sales to subscriptions in the retail channel was initiated in mid-2017 and was completed in the second quarter of 2018. We expect revenue within the global retail sales channel will decline in 2018 as we complete the retail transition from perpetual product to subscriptions. In connection with our recent shift in strategy, we will invest in mobile and English-learning to drive growth. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.
Revenue by Subscription and Service Revenue and Product Revenue
The following table sets forth revenue for subscription and services and product for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,				2018 Versus 2017
	2018		2017		Change	% Change
Subscription and service	$126,702	98.2%	$125,552	89.8%	$1,150	0.9%
Product	2,358	1.8%	14,252	10.2%	(11,894)	(83.5)%
Total revenue	$129,060	100.0%	$139,804	100.0%	$(10,744)	(7.7)%
Subscription and Service Revenue
Subscription and service revenue was $126.7 million for the nine months ended September 30, 2018, an increase of $1.2 million from $125.6 million for the nine months ended September 30, 2017. The Literacy segment falls entirely within the subscription and service revenue category, which increased $6.7 million year over year. As earlier noted, the 21% increase in Literacy revenue was driven by sales growth and strong retention rates. This improvement was offset by revenue decline in the Consumer subscription and service revenue of $2.5 million and E&E Language subscription and service revenue of $3.1 million. The primary driver of the decline in Consumer subscription and service revenue was the continued transition of the global consumer retail sales channel to subscription and the absence of $1.8 million in Fit Brains subscription revenue that was discontinued after 2017. E&E Language subscription and service revenue declined primarily due to lower revenue in the reseller sales channel.
Product Revenue
Product revenue decreased $11.9 million, or 83%, to $2.4 million during the nine months ended September 30, 2018 from $14.3 million during the nine months ended September 30, 2017. Product revenue decreased $7.3 million in the DTC sales channel and $2.2 million in the global consumer retail sales channel due to the SaaS migration. The completion of the global retail transition to subscription sales was completed in the second quarter of 2018 and we expect the revenue impact from this migration will be realized in 2018 which will result in a decline in product revenue in the future. Going forward product revenue will primarily represent the sale of headsets which will continue to be recognized upon delivery.

Cost of Subscription and Service Revenue and Product Revenue and Gross Profit
The following table sets forth cost of subscription and service revenue and product revenue, as well as gross profit for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
Revenue:
Subscription and service	$126,702	$125,552	$1,150	0.9%
Product	2,358	14,252	(11,894)	(83.5)%
Total revenue	129,060	139,804	(10,744)	(7.7)%
Cost of revenue:
Cost of subscription and service revenue	22,836	19,091	3,745	19.6%
Cost of product revenue	3,296	6,089	(2,793)	(45.9)%
Total cost of revenue	26,132	25,180	952	3.8%
Gross profit	$102,928	$114,624	$(11,696)	(10.2)%
Gross margin percentages	79.8%	82.0%	(2.2)%
Cost of Subscription and Service Revenue
Cost of subscription and service revenue for the nine months ended September 30, 2018 was $22.8 million, an increase of $3.7 million, or 20%, from $19.1 million for the nine months ended September 30, 2017. As a percentage of subscription and service revenue, cost of subscription and service revenue was 18% for the nine months ended September 30, 2018, an increase from 15% for the nine months ended September 30, 2017. These increases were primarily due to higher amortization expense from capitalized internal-use software costs and an increase in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue. We expect the cost of subscription and service revenue will increase as we complete the migration of our Consumer Language business to our subscription-based products.
Cost of Product Revenue
Cost of product revenue for the nine months ended September 30, 2018 was $3.3 million, a decrease of $2.8 million, or 46%, from $6.1 million for the nine months ended September 30, 2017. As a percentage of product revenue, cost of product revenue exceeded product revenue for the nine months ended September 30, 2018, compared to 43% for the nine months ended September 30, 2017. These variances were primarily due to a $1.6 million inventory obsolescence charge during 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment. Additionally, product margin decreased as 2018 product sales were primarily comprised of audio practice materials, like headsets, which have a higher inventory cost than packaged software product.
Gross Profit
Gross profit decreased $11.7 million to $102.9 million for the nine months ended September 30, 2018 compared to $114.6 million for the nine months ended September 30, 2017. Gross profit percentage decreased to 80% for the nine months ended September 30, 2018 as compared to 82% and the nine months ended September 30, 2017. The change in gross profit was primarily attributable to the decline in revenue previously discussed.
Operating Expenses

	Nine Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$74,013	$71,859	$2,154	3.0%
Research and development	18,790	19,143	(353)	(1.8)%
General and administrative	25,366	25,654	(288)	(1.1)%
Total operating expenses	$118,169	$116,656	$1,513	1.3%

Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2018 were $74.0 million, an increase of $2.2 million, or 3%, from the nine months ended September 30, 2017. As a percentage of total revenue, sales and marketing expenses increased to 57% for the nine months ended September 30, 2018 from 51% for the nine months ended September 30, 2017. These increases are primarily due to investment in sales and marketing for Lexia. We anticipate sales and marketing expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
Research and Development Expenses
Research and development expenses were $18.8 million for the nine months ended September 30, 2018, a slight decrease of $0.4 million, or 2%, from the nine months ended September 30, 2017. As a percentage of total revenue, research and development expenses were 15% for the nine months ended September 30, 2018, a slight increase over 14% for the nine months ended September 30, 2017. We anticipate research and development expenses will increase year-over-year as the Company funds its growth initiatives in both the Literacy and Language segments.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million to $25.4 million for the nine months ended September 30, 2018 compared to $25.7 million for the nine months ended September 30, 2017. As a percentage of revenue, general and administrative expenses increased slightly to 20% for the nine months ended September 30, 2018 from 18% for the nine months ended September 30, 2017.
Interest and Other Income (Expense)

	Nine Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest income	$71	$43	$28	65.1%
Interest expense	(246)	(383)	137	(35.8)%
Other income and (expense)	(130)	821	(951)	(115.8)%
Total other income and (expense)	$(305)	$481	$(786)	(163.4)%
Interest income for the nine months ended September 30, 2018 was $71,000, an increase of $28,000, from the nine months ended September 30, 2017. Interest income represents interest earned on our cash and cash equivalents.
Interest expense for the nine months ended September 30, 2018 was $0.2 million, a decrease of $0.1 million as compared to the nine months ended September 30, 2017. Interest expense relates to interest on our capital leases and the recognition of our financing fees associated with our undrawn revolving credit facility.
Other income and expense for the nine months ended September 30, 2018 was expense of $0.1 million, an unfavorable change of $1.0 million, from income of $0.8 million for the nine months ended September 30, 2017. The change is primarily attributable to unfavorable foreign exchange fluctuations and a $0.4 million gain on the sale of our Japan entity in 2017.
Income Tax Expense

	Nine Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Income tax expense	$1,503	$2,361	$(858)	(36.3)%
Our income tax expense for the nine months ended September 30, 2018 was $1.5 million, compared to $2.4 million for the nine months ended September 30, 2017. The decrease to tax expense was primarily due to a reduced federal income tax rate associated with the Tax Act, the ability to use post-2017 net operating losses to reduce deferred tax expense associated with amortization of indefinite-lived intangible assets, and decrease in earnings in foreign jurisdictions where we pay tax, partially offset by a $0.2 million adjustment for the Tax Act final accounting.

Liquidity and Capital Resources
Liquidity
Our principal source of liquidity at September 30, 2018, consisted of $31.8 million in cash and cash equivalents and short-term investments, a decrease of $11.2 million compared to December 31, 2017. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.
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
As of the date of this filing, no borrowings have been made under the revolving credit agreement and we were eligible to borrow $23.3 million of available credit. During the third quarter of 2018, a $4.0 million letter of credit that was previously issued by the Bank on our behalf was cancelled as it was deemed no longer necessary. We are subject to certain financial and restrictive covenants under the credit facility. We are required to maintain compliance with a minimum liquidity ratio and maintain a minimum Adjusted EBITDA. As of September 30, 2018, we were in compliance with all of the covenants under the revolving credit agreement.
The total amount of cash that was held by foreign subsidiaries as of September 30, 2018 was $5.4 million. As of September 30, 2018, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.
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

Cash Flow Analysis

	Nine Months Ended September 30,		2018 Versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(263)	$12,312	$(12,575)	(102.1)%
Net cash used in investing activities	$(11,683)	$(8,791)	$(2,892)	32.9%
Net cash provided by (used in) financing activities	$1,207	$(222)	$1,429	(643.7)%
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2018, was $0.3 million. The factors affecting our operating cash flows during the period were our net loss of $17.0 million, adjusted for non-cash charges totaling $15.0 million and a change in net operating assets and liabilities of $1.8 million. Non-cash items primarily consisted of $10.9 million in depreciation and amortization expense and $3.4 million in stock compensation expense. Depreciation and amortization expense increased due to the release of the PowerUp Literacy offering and its commencement of amortization in early January of 2018. Stock based compensation increased related to the additional expense associated with the renewed performance-based incentive stock plan. The primary drivers of the change in operating assets and liabilities were an increase in deferred revenue and an increase in accounts receivable. The increase in deferred revenue was primarily due to the increased sales in the Literacy segment and the sales and recognition impacts from the SaaS migration from box-based and perpetual download products to subscription products. The increase in accounts receivable was driven primarily by increased Literacy sales which continues to shift into the seasonally strongest third quarter and are expected to be collected in the fourth quarter. Contributing to the cash inflows in 2018 was a cash receipt of $4.5 million in the first quarter from SOURCENEXT Corporation ("SOURCENEXT") for additional software licensing, which will be recognized into revenue ratably through 2037.
Net cash provided by operating activities for the nine months ended September 30, 2017, was $12.3 million. The factors affecting our operating cash flows during the period were our net loss of $3.9 million, adjusted for non-cash charges totaling $12.3 million and a favorable overall change in operating assets and liabilities of $3.9 million. Non-cash items primarily consisted of $9.1 million in depreciation and amortization expense and $3.1 million related to stock based compensation. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $2.4 million and an $8.6 million increase in deferred revenue. The decrease in accounts receivable was primarily related to collection efforts. The increase in deferred revenue was primarily due to the increased sales in the Literacy segment and a sales shift from our box-based and perpetual download products to subscription product. Contributing to the cash inflows in 2017 was a cash receipt of $13.0 million related to the execution of agreements with SOURCENEXT Corporation for the perpetual license of certain intellectual property for exclusive use and sale in Japan.
Net Cash Used in Investing Activities
Net cash used in investing activities was $11.7 million for the nine months ended September 30, 2018, compared to $8.8 million for the nine months ended September 30, 2017, a change of $2.9 million. Purchases of property and equipment, which primarily relates to capitalized labor increased $0.9 million related to Literacy projects and $1.8 million related to Language and corporate projects.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $1.2 million for the nine-month period ended September 30, 2018, compared to net cash used in financing activities of $0.2 million for the nine-month period ended September 30, 2017, a favorable change of $1.4 million. Proceeds from the exercise of stock options increased due to the recent rise in our stock price.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
As discussed in Notes 9 and 15 of Part 1 - Item 1, Financial Statements, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$2,113	$534	$1,053	$526	$—
Operating leases	7,468	3,153	2,352	1,963	—
Total	$9,581	$3,687	$3,405	$2,489	$—
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of ASC 606.

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

In the U.S. and Canada, we offer consumers who purchase our web-based software, packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return packaged products, subject to certain limitations. We establish revenue reserves for packaged product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If packaged product returns exceed our reserve estimates, the excess would offset reported revenue, which could adversely affect our reported financial results.
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
Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the U.S. For example, in October 2015, the European Court of Justice invalidated the 2000 US-EU Safe Harbor program as a legitimate and legally authorized basis on which U.S. companies, including Rosetta Stone, could rely for the transfer of personal data from the European Union to the United States. The European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield Framework. Rosetta Stone participates and has certified to its compliance to the Privacy Shield Framework. However, this new framework also faces a number of legal challenges, is subject to an annual review that could result in changes to our obligations, and also may be challenged by national regulators or private parties. In addition, other available bases on which to rely for the transfer of EU personal data outside of the European Economic Area, such as standard Model Contractual Clauses (MCCs), have also been subjected to regulatory or judicial scrutiny. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as "Brexit"). The referendum was advisory, and by the terms of the Treaty on European Union, withdrawal is subject to a negotiation period that is scheduled to expire in March 2019. The ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results, and cash flows. Additionally, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other's respective markets either during a transitional period or more permanently. Any of these effects, among others, could materially adversely affect our business, business opportunities, results of operations, and financial condition.
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

31.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

31.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

32**
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

Date: November 6, 2018