Form 10-K
period 2018-12-31
ROSETTA STONE INC
filed 2019-03-06
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number: 1-34283

Rosetta Stone Inc.

(Exact name of registrant as specified in its charter)

Delaware	043837082
(State of incorporation)	(I.R.S. Employer Identification No.)

1621 North Kent Street, Suite 1200	22209
Arlington, Virginia	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: 703-387-5800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00005 per share	New York Stock Exchange

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

Large accelerated filer	☐		Smaller reporting company	☐
Accelerated filer	☒	(Do not check if a smaller reporting company)	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $ 267.9 million as of June 30, 2018 (based on the last sale price of such stock as quoted on the New York Stock Exchange). All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of February 27, 2019, there were 23,640,971 shares of common stock outstanding.

Documents incorporated by reference:  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2019 Annual Meeting of Stockholders to be held on May 16, 2019 are incorporated by reference into Part III.

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

We continue to emphasize the development of products and solutions for learners who need to speak and read English. This focus extends to the Consumer Language segment, where we continue to make product investments serving the needs of passionate language-learners who are mobile, results-focused and value a quality language-learning experience.

To position the organization for success, our focus is on the following priorities:

1.	Focus on growing our K-12 business;
2.	Position ourselves as a leader in virtual blended learning; and
3.	Accelerate growth and increase intrinsic value.

Business Segments

Our business is organized into three operating segments: Literacy, E&E Language, and Consumer Language. The Literacy segment derives revenue under a Software-as-a-Service ("SaaS") model from the sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives language-learning revenues from sales to educational institutions, corporations, and government agencies worldwide under a SaaS model. The Consumer Language segment derives revenue from sales to individuals and retail partners worldwide and recently completed a SaaS migration from a packaged software business. For additional information regarding our segments, see Note 18 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistently with our current operating segments and definition of segment contribution.

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

E&E Language:

E&E Language-Learning Solutions: Rosetta Stone provides a series of web-based subscriptions to interactive language-learning solutions for schools, business and other organizations that are primarily available online. Our core language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary context-based immersion methodology, speech recognition engine and innovative technology features. Available in 24 languages and designed for beginner to intermediate language learners, Rosetta Stone Foundations builds fundamental language skills. Rosetta Stone Advantage is available for all proficiency levels in 9 of the 24 languages and focuses on improving everyday and business language skills. Our Advanced English for Business solution serves multinational companies seeking to build their employees’ English language proficiency so they are able to communicate and operate in a global business environment. Our Catalyst product consolidates and aligns our Foundations, Advantage and Advanced English for Business products into a single solution for our enterprise customers. Catalyst provides streamlined access and simplified pricing for the full suite of English and world language learning content, along with assessment, placement, ongoing reporting and demonstration of results, all of which address important customer needs to focus and demonstrate payback. Specifically designed for use with our language-learning solutions, our E&E Language customers may also purchase our audio practice products and live tutoring sessions to enhance the learning experience.

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

Consumer Language:

Rosetta Stone also offers a broad portfolio of technology-based learning products for personal use to the global consumer. Our interactive portfolio of language-learning solutions is powered by our widely recognized brand, and building on our more than 25-year heritage in language-learning.

Many of our consumer products and services are available in flexible and convenient formats for tablets and smartphones. Our mobile apps enable learners to continue their lessons on the go and extend the learning experience away from a computer. Progress is automatically synchronized across devices to meet our customers' lifestyles. These apps may be available for download through the Apple App Store, Google Play, Amazon App Store for Android and Samsung Galaxy App Store.

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

Customers and Distribution Channels

No customer accounted for more than 10% of consolidated revenue during the years ended December 31, 2018, 2017, and 2016. Most of our business is SaaS based; consequently, backlog is not significant.

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

As part of our K-12 customer activities, our Literacy and E&E Language segments interact with employees of school districts including superintendents, procurement officers, principals and teachers. For instance, we participate in associations and events, including as a sponsor, at which such employees are present. We also invite these employees to events hosted by us, at which we discuss general educational developments as well as our products and services, and to serve on customer advisory boards to provide feedback on our products and services. We sometimes, and as permissible, pay the travel expenses of school district employees who attend company-sponsored events or serve on an advisory board.

Consumer Language:

Our Consumer Language distribution channel comprises a mix of our websites, third party e-commerce websites, app-stores, consignment distributors, select retailers, and call centers. We believe these channels complement each other, as consumers who have seen our direct-to-consumer advertising may purchase at our retailers, and vice versa.

Direct to consumer (“DTC”).   Sales generated through our e-commerce website at www.rosettastone.com, app stores such as Google Play and Apple App Store and our call centers.

Indirect to consumer. Sales generated through arrangements with third-party e-commerce websites and consignment distributors such as Software Packaging Associates.

Retailers.   Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Target, Best Buy, Staples, and others in and outside of the U.S. We may also partner at times with daily deal and home shopping resellers.

Home School.   We promote interest in the language-learning market through advertising in publications focused on home schooling and attending local trade shows.

Sourcing and Fulfillment

Consistent with the SaaS model in our Literacy and E&E Language segments, we have transitioned the Consumer Language segment away from CD-based product sales to a cloud-based software subscription in order to provide an improved learner experience with instant fulfillment and mobile availability, which has also allowed us to, over time, reduce costs associated with physical packaging and distribution. Consequently, physical inventory is not significant.

Our physical inventory utilizes a flexible and low-cost manufacturing base. We use a third-party logistics company to obtain substantially all of our packaging components, which primarily consist of boxes for our language learning product and audio practice products, and to manufacture and fulfill finished product. We believe that we have good relationships with our vendors and that there are alternative sources in the event that one or more of these vendors is not available. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with a view to ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.

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

Seasonality

Our business is affected by variations in seasonal trends. Within our Literacy segment and K-12 Language education sales channel, sales are seasonally stronger in the second and third quarters of the calendar year corresponding to the end and beginning of school district budget years. E&E Language segment sales in our government and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Consumer Language sales are affected by seasonal trends associated with the holiday shopping season. In particular, we generate a large portion of our Consumer Language sales in the fourth quarter during the period beginning on Black Friday through the end of the calendar year.

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

We have sixteen U.S. patents, thirteen foreign patents and several U.S. and foreign patent applications pending that cover various aspects of our language-learning and literacy technologies.

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

Employees

As of December 31, 2018, we had 1,040 total employees, consisting of 723 full-time and 317 part-time employees. We have employees in France and Spain who benefit from a collective bargaining agreement. We believe that we have good relations with our employees.

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

Item 1A.    Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on November 6, 2018 with the SEC for the period ended September 30, 2018. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.

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

We might not be successful in executing our strategy of focusing on learners who need to speak and read English and passionate language learners who are mobile.

We are continuing to implement our strategy to emphasize the development of products and solutions for learners who need to speak and read English. This focus extends to the Consumer Language segment, where we continue to make product investments serving the needs of passionate language learners who are mobile, results-focused and value a quality language-learning experience. If we do not successfully execute our strategy, our revenue and profitability could decline, which could have an adverse effect on our business and financial results.

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

We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are concentrated on a key group that is comprised of a mix of websites, such as Amazon.com, app stores, such as the Apple App Store and the Google Play Store, select retail resellers, such as Barnes & Noble, Best Buy, Target, and Staples, and consignment distributors such as Software Packaging Associates.

We have no control over the quantity of products that retailers and distributors purchase from us or sell on our behalf, we do not have long-term contracts with any of them, and they have no obligation to offer or sell our products or to give us any particular shelf space or product placement within their stores. Thus, there is no guarantee that this source of revenue will continue at the same level as it has in the past or that these retailers and distributors will not promote competitors' products over our products or enter into exclusive relationships with our competitors. Any material adverse change in the principal commercial terms, material decrease in the volume of sales generated by our larger retailers or distributors or major disruption or termination of a relationship with these retailers and distributors could result in a significant decline in our revenue and profitability. Furthermore, product display locations and promotional activities that retailers, websites and app stores undertake can affect the sales of our products. The fact that we also sell our products directly could cause retailers, websites, app stores or distributors to reduce their efforts to promote our products or stop selling our products altogether.

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

In the U.S. and Canada, we offer consumers who purchase our web-based software, packaged software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return products, subject to certain limitations. We establish revenue reserves for product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If product returns exceed our reserve estimates, the excess would offset reported revenue, which could adversely affect our reported financial results.

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

In 2016, we decided to eliminate our direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the E&E Language offerings, relying on indirect sales channels through reseller and other arrangements with third parties in those geographies. We also have optimized certain of our website sales channels in Europe, Asia and Latin America. If we are unable to conduct our international operations successfully and market, sell, deliver and support our products and services internationally to the extent we expect, our business, revenue and financial results could be harmed.

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

For example, we rely on Adobe Flash as a platform for our software although we are in the process of modifying our products to eliminate that reliance. Adobe Flash is one of the most versatile programming systems available and is unique in its ability to allow the integration of many forms of electronic formatted media into an interactive and user friendly system. However, in July 2015, certain vulnerabilities discovered in Adobe Flash led to temporary interruption of support for Adobe Flash by popular web browsers. As a result, some software makers are opting to exclude Adobe Flash from their web browsers. If similar interruptions occur in the future and disrupt our ability to provide our products to some or all of our users, our ability to generate revenue would be harmed. Additionally, if Adobe Flash were to become deleted from Adobe’s product line or become not supported or updated to keep pace with current computer hardware, then our software products would become obsolete very quickly. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

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

We have completed our transition to a 100% SaaS-based model for our Consumer Language business and sell our solutions as subscriptions, rather than packaged software, our revenue, which could negatively affect our results of operations and cash flow.

Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recognized 65-90% of the revenue at the time of sale. Our online and app-based products are sold under different subscription terms, from short-term (less than one year) to long-term (typically 12- to 24-months) subscriptions with a corresponding license term. Online and app-based subscription customers could be less likely to renew their subscriptions beyond the initial term with the effect that we could earn less revenue over time from each customer than historically which could have a substantially negative impact on our revenue, results of operations and cash flow in any quarterly reporting period.

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

The possession and use of personal, financial and other information by us and our third party service providers presents risks and expenses that could harm our business. If we or our service providers are unable to protect our information technology networks against service interruption or failure, misappropriation or unauthorized disclosure or manipulation of data, whether through breach of our network security or otherwise, we could be subject to costly government enforcement actions and litigation and our reputation may be damaged.

Our business involves the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company's proprietary and other confidential information related to our business. Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems. Possession and use of personal information in conducting our business subjects us to legislative and regulatory obligations that could require notification of data breaches, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, including relying on third parties to manage and safeguard data.  These third party service providers receive or store information provided by us, our users or our employees. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our customers' or employees’ data may be improperly accessed, used or disclosed. As our business and the regulatory environment evolve in the U.S. and internationally, we may become subject to additional and even more stringent legal obligations concerning our treatment of customer information. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the U.S. For example, in October 2015, the European Court of Justice invalidated the 2000 US-EU Safe Harbor program as a legitimate and legally authorized basis on which U.S. companies, including Rosetta Stone, could rely for the transfer of personal data from the European Union to the United States. The European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield Framework. Rosetta Stone participates and has certified to its compliance to the Privacy Shield Framework. However, this framework also faces a number of legal challenges, is subject to an annual review that could result in changes to our obligations, and also may be challenged by national regulators or private parties. In addition, other available bases on which to rely for the transfer of EU personal data outside of the European Economic Area, such as standard Model Contractual Clauses (MCCs), have also been subjected to regulatory or judicial scrutiny. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.  The United Kingdom’s decision to withdraw from the EU also has resulted in uncertainty with respect to compliance obligations with respect to data transfers between the EU and the United Kingdom and the U.S. and the United Kingdom.

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

We are subject to regulations and laws directly applicable to providers of online services. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, data security, defamation, promotions, billing, consumer protection, accessibility, content regulation, quality of services, and intellectual property ownership and infringement is unclear or unsettled in many instances. Also, the collection and protection of information from children under the age of 13 is subject to the provisions of the Children's Online Privacy Protection Act (COPPA), which is particularly relevant to our learning solutions focused on children. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend litigation in connection with such regulations and laws or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as "Brexit"). The referendum was advisory, and by the terms of the Treaty on European Union, withdrawal is subject to a negotiation period that is scheduled to expire in March 2019. The ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results, and cash flows. Additionally, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, the United Kingdom and the European Union make to retain access to each other's respective markets either during a transitional period or more permanently. Any of these effects, among others, could materially adversely affect our business, business opportunities, results of operations, and financial condition.

The U.S. Congress and Trump administration may make substantial changes to fiscal, political, regulatory and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.

Changes or uncertainty in general economic or political conditions in the United States or other regions could adversely affect our business. For example, the administration under President Donald Trump has made, or has indicated that it may propose, significant changes with respect to a variety of issues, including education standards and funding, international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, and immigration laws, that could have a materially adverse effect on our business, business opportunities, results of operations and financial condition.

Uncertainty in the global geopolitical landscape from recent events may impede the implementation of our strategy outside the United States.

There may be uncertainty as to the position the United States government will take with respect to world affairs and events. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries. This uncertainty, together with other key global events during recent years (such as the continuing uncertainty arising from the United Kingdom’s planned withdrawal from the EU as well as ongoing terrorist activity), may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with the Company (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets (including the New York Stock Exchange on which our common stock is traded), and (iv) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

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

In addition, the United States government and other governments may adopt tax measures that could impact future effective tax rates favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Although we cannot predict whether or in what form any other legislation changes may pass, if enacted it could have a material adverse impact on our tax expense, deferred tax assets and cash flows.

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

Substantially all of our inventory is managed by a single third party logistics company. A disagreement with, or production disruption at, this entity could cause financial loss, including loss of revenue and harm to our reputation.

Substantially all of our inventory, which consists primarily of boxes for our language learning product and our audio practice products, is produced by a single third party logistics company. We could experience an interruption in our operations if we have a disagreement with this company or this company suffers a production disruption or event that results in the damage or destruction of our inventory. We might be unable to meet our contractual obligations as a result of such an interruption, which could cause us financial loss, including loss of revenue and harm to our reputation. As our business has moved online, we expect that this risk will diminish over time.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2018, our corporate headquarters are located in Arlington, Virginia, where we occupy approximately 13,000 square feet of space on the top floor of an office building under a lease that ends January 31, 2020. For more information about our Arlington, Virginia lease and subleases, please see Note 13 of Item 8, Financial Statements and Supplementary Data. We currently own one facility in Harrisonburg, Virginia, that provides operations and customer support services.

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

Item 3.    Legal Proceedings

Information with respect to this item may be found in Note 15 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." There were approximately 105 stockholders of record of our common stock as of February 27, 2019 when the last reported sales price of our common stock on the NYSE was $15.66 per share.

Securities Authorized For Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of the Company’s common stock that it purchased during the fourth quarter of 2018, the average price paid per share, the number of shares that the Company purchased as part of its publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (1)
October 2018	—	$—	—
November 2018	—	$—	—
December 2018	—	$—	—
Total	—	$—	—	$13,565

(1)	A program covering the repurchase of up to $25.0 million of the Company's common stock was initially announced on August 22, 2013.

Our revolving credit facility contains financial and restrictive covenants that, among other restrictions and subject to certain limitations, limit our ability to repurchase our shares.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the 5-year period from December 31, 2013 through December 31, 2018, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on December 31, 2013 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Item 6.    Selected Consolidated Financial Data

The following tables set forth selected consolidated statement of operations data, balance sheet data, and other data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, and the selected consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8. Financial Statements and Supplementary Data.” Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016(1)	2015(2)	2014(3)
	(in thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$173,634	$184,593	$194,089	$217,670	$261,853
Gross profit	137,712	150,972	159,768	179,143	208,799
Loss from operations	(19,619)	(4,501)	(26,920)	(43,813)	(78,850)
Net loss	(21,473)	(1,546)	(27,550)	(46,796)	(73,706)

Loss per share attributable to common stockholders:
Basic	$(0.95)	$(0.07)	$(1.25)	$(2.17)	$(3.47)
Diluted	$(0.95)	$(0.07)	$(1.25)	$(2.17)	$(3.47)

Other Selected Data:
Total stock-based compensation expense	$4,475	$4,141	$4,906	$7,195	$6,762
Total intangible amortization expense	$3,311	$3,839	$4,351	$5,192	$6,263

(1)

As discussed in Note 12 of Item 8, Financial Statements and Supplementary Data, the Company announced and initiated restructuring actions in the first quarter of 2016 to exit the direct sales presence in almost all of its non-U.S. and non-northern European geographies related to the distribution of its E&E Language offerings. Under this initiative, the Company made headcount reductions, office lease terminations, and other cost reductions in France, China, Brazil, Canada, Spain, Mexico, U.S. and the U.K.

(2)

The Company undertook restructuring actions in the first quarter of 2015 to focus on the E&E Language business and optimize the Consumer Language business for profitability. Under this initiative, the Company undertook headcount and cost reductions to areas including Consumer Language sales and marketing, Consumer Language product investment, and general and administrative functions.

(3)	The Company acquired Vivity Labs, Inc. on January 2, 2014 and Tell Me More S.A. on January 9, 2014. The results of operations from these entities have been included from the acquisition date.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,092	$42,964	$36,195	$47,782	$64,657
Total assets	187,258	194,755	194,310	228,543	288,173
Total deferred revenue	162,885	151,263	141,457	142,748	128,169
Notes payable and capital lease obligation	1,787	2,300	2,559	3,143	3,748
Total stockholders' equity (deficit)	(12,008)	2,423	(1,659)	22,410	63,445

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

The Literacy segment derives the majority of its revenue from sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer Language segment derives the majority of revenue from sales of language-learning solutions to individuals and retail partners. Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our E&E Language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Our Consumer Language distribution channel comprises a mix of our call centers, websites, app-stores, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy, Staples, consignment distributors such as Software Packaging Associates, and daily deal partners.

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

We continue to emphasize the development of products and solutions for learners who need to speak and read English. This focus extends to the Consumer Language segment where we continue to make product investments serving the needs of passionate language learners who are mobile, results-focused and value a quality language-learning experience.

To position the organization for success, our focus is on the following priorities:

1.	Focus on growing our K-12 business;
2.	Position ourselves as a leader in virtual blended learning; and
3.	Accelerate growth and increase intrinsic value.

Over the last few years, our Consumer Language strategy has been to shift our Consumer Language business to online subscriptions, which feature access across the web and apps, and away from perpetual digital download and CD packages. We believe that these online subscription formats provide customers with an overall better experience, flexibility to use our products on multiple platforms (tablets, smartphones and computers), and provide a more economical and relevant way for us to deliver our products to customers. We expect the trend in Consumer Language subscription sales to continue as customer preferences move towards mobile experiences.

Components of Our Statements of Operations

Revenue

We derive revenue from sales of language-learning and literacy solutions. Revenue is presented as subscription and service revenue or product revenue in our consolidated financial statements. Subscription and service revenue consists of fees associated with web-based software subscriptions, online services, professional services, and certain mobile applications. As discussed in Note 2 of Item 8, Financial Statements and Supplementary Data, we adopted the new revenue recognition accounting standard ("ASC 606") effective January 1, 2018 using the modified retrospective method. As such, the comparative information has not been restated under ASC 606 and continues to be reported under the accounting standards in effect for those prior comparative periods.

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

Product revenue primarily consists of revenue from perpetual language-learning software and audio practice products. Audio practice products are often combined with language-learning software and sold as a solution. Perpetual software revenue is recognized at the point in time when the software is made available to the customer. Audio practice products are recognized at the point in time that the audio practice products are delivered to the customer. As post-contract support ("PCS") is provided to customers who purchase perpetual software at no charge, a portion of the transaction price is allocated to PCS service revenue and recognized as the PCS services are provided, which is typically three months from the date of purchase. With the completion of the SaaS transition, perpetual software sales are no longer a significant portion of the business.

We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer Language products predominantly through our direct sales channels, primarily utilizing our websites, mobile applications and call centers, which we refer to as our direct-to-consumer (“DTC”) channel. We also distribute our Consumer Language products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our E&E Language, Literacy, and our Consumer Language segments because the customers and revenue drivers of these channels are different.

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

Cost of Revenue

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

Sales and Marketing.   Our sales and marketing expenses consist primarily of direct advertising expenses related to television, print, radio, online and other direct marketing activities, personnel costs for our sales and marketing staff, and commissions earned by our sales personnel and app stores. Sales commissions are generally paid when a customer contract is recorded either as revenue or as deferred revenue. However, sales commissions are deferred and recognized as expense in proportion to when the related revenue is recognized.

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

Effective January 1, 2018, we adopted the new revenue recognition standard ("ASC 606") using the modified retrospective method. As such, the comparative information has not been restated under ASC 606 and continues to be reported under the accounting standards in effect for those prior comparative periods. See our Annual Report on Form 10-K filed with the SEC on March 7, 2018 for revenue recognition policies that were in effect in prior periods before adoption of ASC 606.

Revenue Recognition

Nature of Revenue: We account for revenue contracts with customers by applying the following steps:

•	Identification of the contract, or contracts with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract.
•	Recognition of the revenue when, or as, a performance obligation is satisfied.

Our primary sources of revenue are web-based software subscriptions, mobile application, online services, perpetual product software, and bundles of perpetual product software and online services. We also generate revenue from the sale of audio practice products and professional services. With the completion of the SaaS transition, perpetual software sales are no longer a significant portion of the business.

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

Product revenue primarily consists of revenue from perpetual language-learning software and audio practice products. Audio practice products are often combined with language-learning software and sold as a solution. Perpetual software revenue is recognized at the point in time when the software is made available to the customer. Audio practice products are recognized at the point in time that the audio practice products are delivered to the customer. As post-contract support (“PCS”) is provided to customers who purchase perpetual software at no charge, a portion of the transaction price is allocated to PCS service revenue and recognized as the PCS services are provided, which is typically up to three months from the date of purchase. With the completion of the SaaS transition, perpetual software sales are no longer a significant portion of the business.

Performance Obligations: A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Performance obligations are satisfied at a point in time or over time as delivery occurs or as work progresses.

Significant Judgments: Some contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately, versus together, requires significant judgment. This includes determining whether distinct services are part of a series of distinct services that are substantially the same. When subscription services are sold with professional services, judgment is required to determine whether the professional services are distinct and can be accounted for separately. In the E&E Language segment, we have concluded that each promised service within the language-learning subscription is delivered concurrently with all other promised services over the contract term and, as such, concluded that these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer. When there are multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation where SSP is not directly observable, such as when the product or service is not sold separately, SSP is determined using internally published price lists which include suggested sales prices for each performance obligation based on the type of client and volume purchased. These price lists are derived from past experience and from the expectation of obtaining a reasonable margin based on the cost to fulfill each performance obligation.

Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied. Certain Consumer Language offerings have contracts with no fixed duration and are marketed as lifetime subscriptions. For these lifetime subscriptions, we estimate the expected contract period as the greater of the typical customer usage period or the longest fixed-period duration subscription that is currently marketed. Our current expected contract period for lifetime subscriptions is 24 months.

Certain Consumer Language offerings are sold with a right of return and we may provide other credits or incentives. These rights are accounted for as variable consideration when estimating the amount of revenue to recognize by utilizing the expected value method. Returns and credits are estimated at contract inception based on historical return rates, estimated channel inventory levels, the timing of new product introductions and other factors. Reserves for returns and credits are updated at the end of each reporting period as additional information becomes available.

We distribute products and services both directly to the end customer and indirectly through resellers. Resellers earn commissions generally calculated as a fixed percentage of the gross sale amount to the end customer. We evaluate each of our reseller relationships to determine whether it is the principal (where revenue is recognized at the gross amount) or agent (where revenue is recognized net of the reseller commission). In making this determination we evaluate a variety of factors including the amount of control we are able to exercise over the transactions.

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

The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the accounts receivable balance. We establish an allowance for doubtful accounts based on specific risks identified, historical experience, and other currently available evidence.

Payment terms and conditions vary by contract type and customer. For the E&E Language and Literacy segments, payment terms generally range from 30 to 90 days. In the Consumer Language segment, resellers are generally granted payment terms of 45 days. Within Consumer Language, sales to end customers via the Rosetta Stone ecommerce website are done by credit card, which generally are settled within 7-10 days and may be made in installments. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services and not to provide customers with financing.

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

Assets Recognized from Costs to Obtain a Contract with a Customer: We recognize an asset for the incremental costs of obtaining a contract with a customer, which primarily represents sales commissions paid when a customer contract is either recorded as revenue or deferred revenue. Sales commissions paid to obtain non-cancellable subscription contracts are deferred and amortized in proportion to the period over which the revenue is recognized from the related contract. Deferred sales commissions are amortized to sales and marketing expense on the consolidated statements of operations. Deferred sales commissions are classified as non-current unless the associated amortization period is one year or less.

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

For our annual goodwill test performed at June 30, 2018, we exercised our option to bypass the qualitative assessment and began our annual test with the quantitative test using a fair value approach. In estimating the fair value of our reporting units, we used a variety of techniques including the income approach (i.e., the discounted cash flow method) and the market approach (i.e., the guideline public company method). Our projections are estimates that can significantly affect the outcomes of the analysis, both in terms of our ability to accurately project future results and in the allocation of fair value between reporting units. As of June 30, 2018, we determined that the fair values of our reporting units with remaining goodwill balances substantially exceeded their carrying values. Accordingly, no goodwill impairment charges were recorded in connection with the annual impairment test.

For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part I, Item 1A of this Report. Accordingly, we cannot provide assurance that the assumptions, estimates and values used in our assessment will be realized and actual results could vary materially.

We recognized $1.7 million in goodwill impairment expense associated with our Fit Brains business during the year ended December 31, 2016 which represented the impairment of all remaining goodwill associated with the Fit Brains business. There was no goodwill impairment during the years ended December 31, 2018 and 2017.

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

For our annual indefinite-lived intangible asset test performed at December 31, 2018, we began our annual test with the qualitative test. As of December 31, 2018, we concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that our indefinite-lived intangible asset was impaired.

We recognized intangible asset impairment expense of $1.2 million in 2016 related to the full impairment of the tradename, developed technology, and customer relationship long-lived intangible assets associated with our Fit Brains business. There were no impairments of intangible assets during the years ended December 31, 2018 and 2017.

Valuation of Long-Lived Assets

As part of our internal control framework we evaluate the recoverability of our long-lived assets. An impairment of long-lived assets is recognized in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. During 2016, we recorded $1.0 million in impairment expense related to the abandonment of software projects that were previously capitalized. There were no such impairments in 2018 and 2017.

Restructuring Costs

In March 2016, we announced the 2016 Restructuring Plan ("2016 Restructuring Plan"), outlining our withdrawal of the direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the E&E Language offerings. These operations added sales, but at too high a cost and without the near-term ability to capture scale efficiencies. Where appropriate, we will seek to operate through partners in the geographies we exited. We have also completed the closure of our software development operations in France and China. See Note 2 and Note 12 of Item 8, Financial Statements and Supplementary Data for additional information about this strategic undertaking.

Restructuring or other employee severance plans have been initiated in each of the years ended December 31, 2017 and 2016 to reduce headcount and other costs in order to support our strategic shift in business focus. In connection with these plans, we incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included in cost of sales and the sales and marketing, research and development, and general and administrative operating expense categories in our consolidated statements of operations.

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

During 2017, and 2016, we recorded $1.2 million, and $5.2 million, respectively, in restructuring costs related to our recent restructuring plans and other employee severance actions. Restructuring and other employee severance expense was not significant during 2018.

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

As of December 31, 2018, a full valuation allowance exists for the U.S., Hong Kong, Mexico, Spain, Brazil, and France where we have determined the deferred tax assets will not more likely than not be realized.

All of the jurisdictions mentioned above have cumulative losses for the most recent year ended December 31, 2018. The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.

As of December 31, 2018 and 2017, our net deferred tax liability was $2.8 million and $2.0 million, respectively.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was enacted on December 22, 2017. During the year of enactment, we recorded reasonable estimates of the effects of the Tax Act which principally related to a) the reduction in the U.S. corporate income tax rate from 35% to 21% and b) the change in the carryforward period of net operating losses. In the fourth quarter of 2017, we recorded an income tax benefit of $2.4 million to remeasure deferred tax liabilities associated with indefinite-lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, we were in a net deferred tax asset position that was offset by a full valuation allowance. Though the impact of the rate change has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation resulted in a $26.3 million reduction in both. Additionally, we recorded an income tax benefit of $3.1 million in the fourth quarter of 2017 related to the release of the valuation allowance associated with the post-2017 reversing deferred tax assets to offset 80% of the deferred tax liability associated with our indefinite-lived intangible asset. In the third quarter of 2018, we recorded a $0.2 million tax expense in addition to the estimates made in the year of enactment. The accounting for the Tax Act are considered final as we obtained, prepared, and analyzed the information necessary to finalize the accounting and the 2017 U.S. income tax return. The Tax Act included a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We had a deficit in net accumulated earnings and profits so no transition tax was reported on our 2017 U.S. income tax return.

Other Tax Act provisions that may impact income taxes include: a limitation of net operating losses generated after 2017 to 80% of taxable income, the inclusion of commissions and performance based compensation in determining the excess compensation limitation, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company has elected to treat GILTI as a period expense.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of March 6, 2019.

The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. The inputs that we considered important in a going concern analysis, include, but are not limited to, our 2019 cash flow forecast, 2019 operating budget, and long-term plan that extends beyond 2019. These inputs consider information including, but not limited to, our financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

We have considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 6, 2019, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that we will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

Recently Issued Accounting Standards

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Subscription and service	$170,685	$168,442	$154,336
Product	2,949	16,151	39,753
Total revenue	173,634	184,593	194,089
Cost of revenue:
Cost of subscription and service revenue	32,010	26,082	23,676
Cost of product revenue	3,912	7,539	10,645
Total cost of revenue	35,922	33,621	34,321
Gross profit	137,712	150,972	159,768
Operating expenses
Sales and marketing	98,911	96,660	114,340
Research and development	25,210	24,747	26,273
General and administrative	33,210	34,066	40,501
Impairment	—	—	3,930
Lease abandonment and termination	—	—	1,644
Total operating expenses	157,331	155,473	186,688
Loss from operations	(19,619)	(4,501)	(26,920)
Other income and (expense):
Interest income	103	66	46
Interest expense	(313)	(491)	(470)
Other income and (expense)	165	881	2,297
Total other income and (expense)	(45)	456	1,873
Loss before income taxes	(19,664)	(4,045)	(25,047)
Income tax expense (benefit)	1,809	(2,499)	2,503
Net loss	$(21,473)	$(1,546)	$(27,550)
Loss per share:
Basic	$(0.95)	$(0.07)	$(1.25)
Diluted	$(0.95)	$(0.07)	$(1.25)
Common shares and equivalents outstanding:
Basic weighted average shares	22,705	22,244	21,969
Diluted weighted average shares	22,705	22,244	21,969

Comparison of the Year Ended December 31, 2018 and the Year Ended December 31, 2017

Our total revenue decreased $11.0 million to $173.6 million for the year ended December 31, 2018, from $184.6 million for the year ended December 31, 2017. The decrease in total revenue was primarily due to a decrease in Consumer Language revenue of $15.2 million and a decrease in E&E Language revenue of $4.9 million, which were partially offset by an increase in Literacy revenue of $9.2 million.

We reported an operating loss of $19.6 million for the year ended December 31, 2018, compared to an operating loss of $4.5 million for the year ended December 31, 2017. Total operating expenses increased $1.9 million, comprised of an increase of $2.3 million in sales and marketing expense and an increase of $0.5 million in research and development expense, partially offset by a decrease of $0.9 million in general and administrative expense. Gross profit decreased $13.3 million, driven by a $11.0 million decrease in revenue.

Segment Revenue, Segment Contribution and Segment Contribution Margin by Operating Segment

We currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution. See Note 18 of Item 8, Financial Statements and Supplementary Data for additional information about the definition, calculation, and presentation of segment contribution.

The following table sets forth revenue, the corresponding percent of total revenue, segment contribution, and segment contribution margin for each of our operating segments for the years ended December 31, 2018 and 2017:

	Year ended December 31,				2018 versus 2017
	2018		2017 (1)		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$52,766	30.4%	$43,608	23.6%	$9,158	21.0%
Enterprise & Education Language	60,376	34.8%	65,267	35.4%	(4,891)	(7.5)%
Consumer Language	60,492	34.8%	75,718	41.0%	(15,226)	(20.1)%
Total Revenue	$173,634	100.0%	$184,593	100.0%	$(10,959)	(5.9)%

Segment Contribution and Segment Contribution Margin
Literacy	$7,173	13.6%	$4,964	11.4%	$2,209	44.5%
Enterprise & Education Language	22,852	37.8%	26,897	41.2%	(4,045)	(15.0)%
Consumer Language	12,771	21.1%	24,849	32.8%	(12,078)	(48.6)%
Language Shared Services	(16,153)		(17,369)		1,216	(7.0)%
Total Segment Contribution	$26,643		$39,341		$(12,698)	(32.3)%

(1)

Effective January 1, 2018 we adopted ASC 606 using the modified retrospective approach. Revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 of Item 8, Financial Statements and Supplementary Data, for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.

Literacy Segment

The increase in Literacy segment revenue reflects sales growth and strong retention rates, which has been positively impacted by increases in our implementation and training services as well as the release of PowerUp in early 2018, which has been incorporated into our suite of Literacy solutions. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale.

The Literacy segment contribution dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by increases in direct sales and marketing, cost of sales, and research and development expenses due to the transition to a direct sales team, and investments made to improve the Literacy product portfolio and infrastructure. Additionally, the higher direct Literacy expenses reflect the higher implementation and training services costs in support of Literacy sales growth.

E&E Language Segment

The decrease in E&E Language segment revenue reflects lower performance from non-strategic custom-content and affiliate sales channels. Revenue declined approximately $3.0 million, or 8% in the enterprise category and approximately $1.9 million, or 7% in the North America K-12 category. The enterprise revenue decline was driven by $2.0 million in lower revenue from the reseller channel. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.

Before shared Language research and development expense, the E&E Language segment contribution dollar and margin decreases were primarily due to lower revenue as direct costs were comparable year-over-year.

Consumer Language Segment

The decrease in Consumer Language segment revenue was largely due to the transition of the segment to subscription-based sales, which are recognized over time, from the sale of perpetual products that were historically recognized up front at the time of sale. The SaaS transition within the Consumer Language segment’s DTC channel was largely completed by the end of 2017 and the migration from CD-based product sales to subscriptions in the retail channel was largely complete in the middle of 2018. The decline in Consumer Language segment revenue also reflects the absence of $2.5 million in FitBrains subscription revenue from our brain fitness business that was recently shuttered. In connection with our recent shift in strategy, we will invest in mobile and English-learning to drive growth. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin decreases were primarily due to lower revenue recognized year over year, primarily due to the SaaS transition and absence of FitBrains revenue described above. The declines in segment revenue were partially offset by year-over-year reductions in direct cost of sales and a direct sales and marketing expense.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the years ended December 31, 2018 and 2017:

	Year ended December 31,				2018 versus 2017
	2018		2017 (1)		Change	% Change
	(in thousands, except percentages)
United States	$152,407	87.8%	$158,825	86.0%	$(6,418)	(4.0)%
International	21,227	12.2%	25,768	14.0%	(4,541)	(17.6)%
Total revenue	$173,634	100.0%	$184,593	100.0%	$(10,959)	(5.9)%

(1)

Effective January 1, 2018 we adopted ASC 606 using the modified retrospective approach. Revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 of Item 8, Financial Statements and Supplementary Data, for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.

United States Revenue

The decrease in United States revenue reflects the Consumer SaaS transition described above as the majority of Consumer sales are made domestically. The decline in United States revenue was partially offset by the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue.

International Revenue

Nearly half of the decrease in international revenue reflects the absence of Fit Brains subscription revenue associated with our Canadian brain fitness consumer business that was recently shuttered. Revenue in the E&E Language France and Spain education business declined $1.9 million due to the exit of those unprofitable geographies as part of the 2016 Restructuring Plan.

Revenue, Cost of Revenue, and Gross Profit by Subscription and Service Revenue and Product Revenue

The following table sets forth revenue, cost of revenue, and gross profit by subscription and service revenue and product revenue for the years ended December 31, 2018 and 2017:

	Year ended December 31,				2018 versus 2017
	2018		2017 (1)		Change	% Change
	(in thousands, except percentages)
Revenue:
Subscription and service	$170,685	98.3%	$168,442	91.3%	$2,243	1.3%
Product	2,949	1.7%	16,151	8.7%	(13,202)	(81.7)%
Total revenue	173,634	100.0%	184,593	100.0%	(10,959)	(5.9)%
Cost of revenue and cost of revenue as a percentage of related revenue
Cost of subscription and service revenue	32,010	18.8%	26,082	15.5%	5,928	22.7%
Cost of product revenue	3,912	132.7%	7,539	46.7%	(3,627)	(48.1)%
Total cost of revenue	35,922	20.7%	33,621	18.2%	2,301	6.8%
Gross profit and gross profit percentage	$137,712	79.3%	$150,972	81.8%	$(13,260)	(8.8)%

(1)

Effective January 1, 2018 we adopted ASC 606 using the modified retrospective approach. Revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 of Item 8, Financial Statements and Supplementary Data, for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.

Beginning in 2019, we expect to collapse “Subscription and service revenue” and “Product revenue” in a single revenue line and collapse “Cost of subscription and service revenue” and “Cost of product revenue” in a single cost of revenue line to better reflect our operational activity, offerings and strategy.

Subscription and Service Revenue

The Literacy segment falls entirely within the subscription and service revenue category, which increased $9.2 million year-over-year. As earlier noted, the 21% growth in Literacy revenue was driven by sales growth, strong retention rates, and an increase in implementation and training services. Consumer Language subscription and service revenue decreased by $3.0 million, which included a decrease of $2.5 million due to the absence of Fit Brains subscription revenue, a business that was recently shuttered. E&E Language service and subscription revenue decreased $3.9 million primarily due to lower revenue in the reseller channel.

Product Revenue

The decrease in product revenue was primarily due to the Consumer Language segment SaaS migration. Product revenue decreased $8.8 million in the DTC sales channel and $2.3 million in the global consumer retail sales channel due to the SaaS migration.

Cost of Subscription and Service Revenue

The increase in cost of subscription and service revenue was primarily due to higher amortization expense from capitalized internal-use software costs associated with the Literacy PowerUp SaaS offering that was released in early 2018 and an increase in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue.

Cost of Product Revenue

The dollar decrease in cost of product revenue is primarily due to the transition from packaged perpetual products to SaaS-based offerings in the retail and DTC channels of the Consumer Language segment. Cost of product revenue exceeded product revenue due to a $2.1 million inventory obsolescence charge during 2018 associated with the SaaS transition. Additionally, product margin declined as 2018 product sales were primarily comprised of audio practice materials, like headsets, which have a higher inventory cost than packaged software product.

Gross Profit and Gross Profit Percentage

The declines in gross profit and gross profit percentage were primarily attributable to the decline in revenue previously discussed.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the years ended December 31, 2018 and 2017:

	Year ended December 31,				2018 versus 2017
	2018		2017		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$98,911	57.0%	$96,660	52.4%	$2,251	2.3%
Research and development	25,210	14.5%	24,747	13.4%	463	1.9%
General and administrative	33,210	19.1%	34,066	18.5%	(856)	(2.5)%
Total operating expenses	$157,331		$155,473		$1,858	1.2%

Sales and Marketing Expenses

The slight increase in sales and marketing expense was primarily due to investments in sales and marketing for Lexia. We anticipate sales and marketing expenses will increase year-over-year as the Company funds its growth initiatives in the Literacy, E&E Language and Consumer Language segments.

Research and Development Expenses

Research and development expense was nearly flat year-over-year. We expect research and development expenses will decline slightly in the near future as we anticipate more of our internal-use software development costs will be capitalizable as we execute our SaaS software development plans.

General and Administrative Expenses

General and administrative expenses were down slightly year-over-year. The dollar reduction was primarily due to lower variable incentive compensation expenses based on reduced funding expectations. We expect general and administrative expenses will increase in the near term.

Other Income and (Expense)

	Year ended December 31,		2018 versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Interest income	$103	$66	$37	56.1%
Interest expense	(313)	(491)	178	(36.3)%
Other income and (expense)	165	881	(716)	(81.3)%
Total other income and (expense)	$(45)	$456	$(501)	(109.9)%

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our capital leases and the recognition of our financing fees associated with our undrawn credit facility. The change in other income and (expense) was primarily attributable to foreign exchange fluctuations and the absence of the gain on sale associated with the sale of our Korea subsidiary in 2017.

Income Tax Expense (Benefit)

	Year ended December 31,		2018 versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,809	$(2,499)	$4,308	(172.4)%

The 2017 income tax benefit reflects the $5.5 million deferred tax benefit associated with the reduction in the corporate tax rate from 35% to 21% under the Tax Act. The 2018 income tax expense relates to current year tax expense due to profits of operations in certain foreign jurisdictions and deferred tax expense related to indefinite-lived intangible assets.

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

Our total revenue decreased $9.5 million to $184.6 million for the year ended December 31, 2017, from $194.1 million for the year ended December 31, 2016. The decrease in total revenue was primarily due to a decrease in Consumer Language revenue of $12.2 million and a decrease in E&E Language revenue of $6.8 million, which were partially offset by an increase in Literacy revenue of $9.5 million.

We reported an operating loss of $4.5 million for the year ended December 31, 2017, an improvement compared to an operating loss of $26.9 million for the year ended December 31, 2016. Operating expense decreased $31.2 million, comprised of decreases of $17.7 million in sales and marketing expense, $6.4 million in general and administrative expense, $3.9 million in impairment expense, $1.6 million in lease abandonment and termination expense, and $1.5 million in research and development expense. The declines in operating expense reflect the continued savings as a result of our restructuring plans and other ongoing expense reduction actions. The $31.2 million reduction in operating expenses was partially offset by a decrease in gross profit of $8.8 million, driven by a $9.5 million decrease in revenue.

Revenue, Segment Contribution, and Segment Contribution Margin by Operating Segment

The following table sets forth revenue, the corresponding percent of total revenue, segment contribution, and segment contribution margin for each of our operating segments for the years ended December 31, 2017 and 2016:

	Year ended December 31,				2017 versus 2016
	2017		2016		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$43,608	23.6%	$34,123	17.6%	$9,485	27.8%
Enterprise & Education Language	65,267	35.4%	72,083	37.1%	(6,816)	(9.5)%
Consumer Language	75,718	41.0%	87,883	45.3%	(12,165)	(13.8)%
Total Revenue	184,593	100.0%	194,089	100.0%	(9,496)	(4.9)%

Segment Contribution and Segment Contribution Margin
Literacy	$4,964	11.4%	$1,532	4.5%	$3,432	224.0%
Enterprise & Education Language	26,897	41.2%	29,082	40.3%	(2,185)	(7.5)%
Consumer Language	24,849	32.8%	21,502	24.5%	3,347	15.6%
Language Shared Services	(17,369)		(20,759)		3,390	(16.3)%
Total Segment Contribution	$39,341		$31,357		$7,984	25.5%

Literacy Segment

Literacy revenue increased partially reflecting the impact of purchase accounting. Adjusting for the impact of purchase accounting on Literacy revenue, revenue would have been $45.4 million for the year ended December 31, 2017 compared to $38.4 million for the year ended December 31, 2016, and the Literacy pro-forma growth would have been 18% year-over-year. The organic growth in Literacy revenue was primarily driven by a larger and more mature direct sales force in 2017 as compared to 2016, which drove stronger renewal rates, an increase in new business, and an increase in professional services.

The Literacy segment contribution dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by increases in direct research and development expenses, cost of sales, and sales and marketing expenses due to the transition to a direct sales team and investments made to improve the Literacy product portfolio and infrastructure.

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

Before shared Language research and development expense, the E&E Language segment contribution dollar decrease was primarily due to lower revenue while the slight margin improvement reflects lower direct expenses, primarily sales and marketing expenses and cost of sales.

Consumer Language Segment

Consumer Language revenue decreased largely due to a deliberate $8.9 million reduction in revenue in the direct-to-consumer sales channel due to the completed transformation from perpetual products that are recognized up front, to subscriptions that are recognized over time. Revenue from the global retail sales channel declined $1.7 million as the sales channel began to experience the delay in revenue recognition associated with the shift from perpetual packaged products to subscription offerings.

Before shared Language research and development expense, the Consumer Language segment dollar and margin increases were primarily due to a reduction in direct sales and marketing expense year over year.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the years ended December 31, 2017 and 2016:

	Year ended December 31,				2017 versus 2016
	2017		2016		Change	% Change
	(in thousands, except percentages)
United States	$158,825	86.0%	$162,815	83.9%	$(3,990)	(2.5)%
International	25,768	14.0%	31,274	16.1%	(5,506)	(17.6)%
Total revenue	$184,593	100.0%	$194,089	100.0%	$(9,496)	(4.9)%

United States Revenue

The decrease in United States revenue reflects the Consumer DTC SaaS transition described above as most Consumer sales are made domestically. The decline in United States revenue was partially offset by an increase in Literacy revenue from our Lexia business, which is predominantly recorded as domestic revenue.

International Revenue

The decrease in international revenue reflects a decrease in the E&E Language revenue in France and Spain, which declined $3.2 million due to the exit of those unprofitable geographies as part of the 2016 Restructuring Plan. Additionally, FitBrains subscription revenue associated with the deemphasized Canadian brain fitness consumer business, declined $1.5 million.

Revenue, Cost of Revenue, and Gross Profit by Subscription and Service Revenue and Product Revenue

The following table sets forth revenue, cost of revenue, and gross profit by subscription and service revenue and product revenue for the years ended December 31, 2017 and 2016:

	Year ended December 31,				2017 versus 2016
	2017		2016		Change	% Change
	(in thousands, except percentages)
Revenue:
Subscription and service	$168,442	91.3%	$154,336	79.5%	$14,106	9.1%
Product	16,151	8.7%	39,753	20.5%	(23,602)	(59.4)%
Total revenue	184,593	100.0%	194,089	100.0%	(9,496)	(4.9)%
Cost of revenue and cost of revenue as a percentage of related revenue
Cost of subscription and service revenue	26,082	15.5%	23,676	15.3%	2,406	10.2%
Cost of product revenue	7,539	46.7%	10,645	26.8%	(3,106)	(29.2)%
Total cost of revenue	33,621	18.2%	34,321	17.7%	(700)	(2.0)%
Gross profit and gross profit percentage	$150,972	81.8%	$159,768	82.3%	$(8,796)	(5.5)%

Subscription and Service Revenue

An increase in Literacy segment revenue, which entirely falls within the subscription and service revenue category, contributed $9.5 million of the $14.1 million increase. As earlier noted, the 28% increase in Literacy revenue was due to organic growth and maturity of the direct sales force, which drove stronger renewal rates, an increase in new business, and an increase in professional services. Consumer Language subscription and service revenue increased by $9.3 million, reflecting the migration from perpetual products, which were historically recognized up-front, to subscriptions, which are recognized over time. This SaaS migration was substantially completed in the direct-to-consumer sales channel in 2017. In the Consumer Language segment, we began shifting sales from our box-based and perpetual download products to subscription products. Historically, customers in the Consumer Language segment using our longer-length subscription products (greater than a one-year term) have generally only stayed for the duration of the subscription period. We are selling shorter duration subscriptions, which if we are successful in achieving an adequate level of renewals, will allow pricing that has the potential to open up new segment demographics. As our Consumer Language products are sold through shorter-term subscriptions, cash from those sales will be spread over the initial sale period and any subsequent renewals. Within the E&E Language segment, the education channel and corporate channel declined by $2.4 million and $2.2 million, respectively, due in part to the marketplaces exited in unprofitable geographies.

Product Revenue

Product revenue decreased $19.5 million in the direct-to-consumer sales channel due to the SaaS migration completed in 2017 from perpetual products to subscription offerings. Product revenue also declined in the global retail channel by $1.5 million.

Cost of Subscription and Service Revenue

The dollar increase in cost of subscription and service revenue was primarily due to increases in allocated costs from a higher allocation rate associated with the shift in revenue mix in favor of subscription and service revenue.

Cost of Product Revenue

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

Gross Profit

The dollar decrease in gross profit was primarily due to the decrease in revenue.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the years ended December 31, 2017 and 2016:

	Year ended December 31,				2017 versus 2016
	2017		2016		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$96,660	52.4%	$114,340	58.9%	$(17,680)	(15.5)%
Research and development	24,747	13.4%	26,273	13.5%	(1,526)	(5.8)%
General and administrative	34,066	18.5%	40,501	20.9%	(6,435)	(15.9)%
Impairment	—	0.0%	3,930	2.0%	(3,930)	(100.0)%
Lease abandonment and termination	—	0.0%	1,644	0.8%	(1,644)	(100.0)%
Total operating expenses	$155,473		$186,688		$(31,215)	(16.7)%

Included within our operating expenses are restructuring charges related to restructuring actions associated with employee severance and related benefits costs incurred in connection with headcount reductions, contract termination costs, and other related costs. As a result of these actions, we realized reductions in our operating expenses, primarily associated with reduced payroll and benefits costs. See Note 2 and Note 12 of Item 8, Financial Statements and Supplementary Data for additional information about these strategic undertakings. The following table presents restructuring costs included in the related line items of our results from operations:

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

Research and Development Expenses

Research and development expenses were relatively flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

General and Administrative Expenses

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

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our capital leases and the recognition of our financing fees associated with our undrawn credit facility. The change in other income and (expense) was primarily attributable to foreign exchange fluctuations.

Income Tax (Benefit) Expense

	Year ended December 31,		2017 versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(2,499)	$2,503	(5,002)	(199.8)%

The favorable change from income tax expense to income tax benefit was primarily related to the reduction in the corporate tax rate from 35% to 21% under the Tax Act. This resulted in a deferred tax benefit of $5.5 million, offset by current year tax expense due to profits of operations in Canada, Germany, and the U.K. Additionally, deferred tax expense in 2016 includes the tax impact of the amortization of U.S. indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in certain foreign jurisdictions and in the U.S.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity at December 31, 2018 consisted of $38.1 million in cash and cash equivalents and short-term investments, a decrease of $4.9 million, from $43.0 million compared to December 31, 2017. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flow from our operations. For the year ended December 31, 2018, we generated $10.4 million in cash flows from operations as reflected in our consolidated statements of cash flows.

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

On October 28, 2014, we executed a Loan and Security Agreement with Silicon Valley Bank ("Bank") to obtain a revolving credit facility. Since the original date of execution, we have executed several amendments to the credit facility to reflect updates to our financial outlook and extend the credit facility. Under the seventh amendment executed on March 4, 2019, we may borrow up to $15.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. The credit facility has a term that expires on April 1, 2021, during which time we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, we must not have more than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest will accrue at the Prime Rate and must be paid quarterly.

As of the date of this filing, no borrowings are outstanding under the revolving credit agreement. During the third quarter of 2018, a $4.0 million letter of credit that was previously issued by the Bank on our behalf was cancelled as it was deemed no longer necessary. We are subject to certain financial and restrictive covenants under the credit facility As of December 31, 2018, we were in compliance with all of the covenants under the revolving credit agreement. Effective as of March 4, 2019, our financial covenants were modified and we are required to maintain compliance with a minimum liquidity coverage ratio and maintain minimum financial performance requirements as defined in the credit facility.

The total amount of cash that was held by foreign subsidiaries as of December 31, 2018 was $4.9 million. As of December 31, 2018, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

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

Cash Flow Analysis for the Year ended December 31, 2018 as compared to the year ended December 31, 2017

	Year ended December 31,		2018 versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Net cash provided by operating activities	$10,443	$18,960	(8,517)	(44.9)%
Net cash used in investing activities	$(16,872)	$(12,822)	(4,050)	31.6%
Net cash provided by (used in) financing activities	$1,791	$(118)	1,909	(1617.8)%

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $10.4 million for the year ended December 31, 2018 compared to $19.0 million for the year ended December 31, 2017. One factor impacting the decline in cash provided by operating activities was the timing of cash receipts from our contractual relationship with SOURCENEXT. We received cash inflows of approximately $4.5 million in 2018, a decrease of $8.7 million as compared to the cash inflows of $13.2 million in 2017. After normalizing for the non-recurring cash received from SOURCENEXT, cash flows provided by operating activities is nearly flat year-over-year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16.9 million for the year ended December 31, 2018, compared to $12.8 million for the year ended December 31, 2017. The increase in cash used was primarily driven by an increase in capitalized software costs primarily related projects in connection with our Adobe Flash phase-out, our mobile English tutoring offering, and our English language learning offering for children.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.8 million for the year ended December 31, 2018, compared to net cash used in financing activities of $0.1 million for the year ended December 31, 2017. The favorable change was primarily driven by an increase in proceeds from the exercise of stock options in 2018 as compared to 2017.

Cash Flow Analysis for the Year ended December 31, 2017 as compared to the year ended December 31, 2016

	Year ended December 31,		2017 versus 2016
	2017	2016	Change	% Change
	(in thousands, except percentages)
Net cash provided by operating activities	$18,960	$1,618	17,342	1071.8%
Net cash used in investing activities	$(12,822)	$(12,476)	(346)	2.8%
Net cash used in financing activities	$(118)	$(658)	540	(82.1)%

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $19.0 million for the year ended December 31, 2017 compared to $1.6 million for the year ended December 31, 2016, a favorable change of $17.3 million. The factors affecting our operating cash flows during the year were our improvement in net loss from $27.6 million to $1.5 million, driven primarily by a reduction in operating expenses. For a summary of the factors that led to the net loss for the year ended December 31, 2017 see "Results of Operations" section above. Non-cash items primarily consisted of $12.0 million in depreciation and amortization expense and $4.1 million in stock-based compensation expense, partially offset by $4.2 million in deferred income tax benefit. The primary drivers of the change in operating assets and liabilities were a decrease in accounts receivable of $7.6 million, an increase in deferred revenue of $8.9 million, a decrease in inventory of $3.3 million, partially offset by a decrease in other current liabilities of $6.5 million, a decrease in accounts payable of $1.8 million, and a decrease in other long-term liabilities of $1.2 million. The decrease in accounts receivable was primarily related to improved collection efforts and lower revenues. The increase in deferred revenue was primarily due to the increase in sales in the Literacy segment, a sales shift from our box-based and perpetual download products to subscription product, and the increase in deferred revenue related to a significant transaction in Japan with SOURCENEXT. The decrease in inventory was primarily due to an inventory write down of finished packaged perpetual products due to the transition from box-based and perpetual download products to subscription product. The declines in other current liabilities, accounts payable, and other long-term liabilities reflect the ongoing cost reduction initiatives which resulted in lower operating expenses and fewer obligations due for marketing, advertising, rebates, and general business activities.

The dollar change between the net cash provided by operating activities for the year ended December 31, 2017 as compared to December 31, 2016 was due in part to the positive cash inflows totaling $13.2 million related to the execution of agreements with SOURCENEXT Corporation for the perpetual license of certain intellectual property for exclusive use and sale in Japan.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.8 million for the year ended December 31, 2017, compared to $12.5 million for the year ended December 31, 2016. Purchases of property and equipment, which primarily relates to capitalized labor on product and corporate IT projects was slightly higher in 2017 as compared to 2016.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.1 million for the year ended December 31, 2017, compared to $0.7 million for the year ended December 31, 2016. The favorable change was primarily driven by an increase in proceeds from the exercise of stock options in 2017 as compared to 2016.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

As discussed in Notes 8 and 15 of Item 8, Financial Statements and Supplementary Data, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under capital lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and capital lease agreements as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capitalized leases and other financing arrangements	$1,951	$525	$1,037	$389	$—
Operating leases	6,157	2,334	2,103	1,720	—
Total	$8,108	$2,859	$3,140	$2,109	$—

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2018. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013).

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

Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2018 was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 4, 2019, Rosetta Stone Ltd. and Lexia Learning Systems LLC, wholly-owned subsidiaries of the Company, entered into the Seventh Amendment to Loan and Security Agreement with Silicon Valley Bank.  Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Note 8. Financing Arrangements of the Company's Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, for a description of this amendment.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings "Our Board of Directors and Nominees," "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of Ethics and Business Conduct," "Corporate Governance—Composition of our Board of Directors; Classified Board," "Corporate Governance—Committees of our Board of Directors," "Corporate Governance—Audit Committee," "Corporate Governance—Compensation Committee," and "Corporate Governance—Corporate Governance and Nominating Committee" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2018 (the "2019 Proxy Statement").

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

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Compensation Committee" and "Corporate Governance—Interlocks and Insider Participation" in the 2019 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2019 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the headings "Corporate Governance—Director Independence," and "Transactions with Related Persons" in the 2019 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading "Principal Accountant Fees and Services" in the 2019 Proxy Statement.

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

10.1+	2009 Omnibus Incentive Plan, as amended and restated and effective May 19, 2017 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2017).

10.2+	Director Form of Option Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.3+	Executive Form of Option Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.4+

Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011 (incorporated herein by reference to Exhibit 10.25 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.5+

Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards granted May 9, 2016 (incorporated herein by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.6+

Form of Annual Performance-Based Nonqualified Stock Option Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.7+

Form of Long-Term Performance-Based Nonqualified Stock Option Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.8+

Form of Restricted Stock Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on March 17, 2009).

10.9+

Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after October 1, 2011 (incorporated herein by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.10+

Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after February 1, 2016 (incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.11+

Director Form of Restricted Stock Unit Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.12 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.12+

Director Form of Restricted Stock Unit Award Agreement under the 2009 Plan (for awards beginning June 2015) (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.13+

Form of Annual Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.14+

Form of Long-Term Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.15+

Policy on Recoupment of Performance Based Compensation (Clawback Policy) (incorporated herein by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.16+	Rosetta Stone Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.18 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)

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

10.19+

Executive Employment Agreement between Rosetta Stone Ltd. and Thomas Pierno effective as of May 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2012).

10.20+

Director Agreement between Rosetta Stone Inc. and A. John Hass III effective as of November 18, 2014 (incorporated herein by reference to Exhibit 10.31 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.21+

Executive Employment Agreement between Rosetta Stone Ltd. and A. John Hass III effective as of April 1, 2016 (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.22+

Executive Employment Agreement between the Company and Sonia Cudd, effective as of January 2, 2015 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.23+

Executive Employment Agreement between the Company and Mathew Hulett, effective as of August 4, 2017 (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017).

10.24+

Executive Employment Agreement between the Company and Nicholas Gaehde, effective as of August 21, 2017 (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017).

10.25+	Form of 2018 Annual Performance Stock Award Agreement with CEO (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.26+

Form of 2018 Long-Term Performance Stock Award Agreement with executive officers (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.27

Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons Ltd. dated as of December 22, 2006 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on January 21, 2009). ***

10.28

Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, executed on October 28, 2014 (incorporated herein by reference to Exhibit 99.3 filed to the Company’s Current Report on Form 8-K filed on October 29, 2014).

10.29

First Amendment to Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, effective as of March 31, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.30

Second Amendment to Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, effective as of May 1, 2015 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.31

Third Amendment to Loan and Security Agreement dated as of June 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.32

Fourth Amendment to Loan and Security Agreement dated as of December 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd (incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.).

10.33

Fifth Amendment to Loan and Security Agreement dated as of March 14, 2016 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.34

Sixth Amendment to Loan and Security Agreement dated as of March 10, 2017 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.35 *	Seventh Amendment to Loan and Security Agreement dated as of March 4, 2019 between Silicon Valley Bank and Rosetta Stone Ltd. and Lexia Learning Systems LLC
21.1 *	Rosetta Stone Inc. Subsidiaries.

23.1 *	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1 *	Power of Attorney.

31.1 *	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

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
A. John Hass III
Chief Executive Officer and Chairman of the Board

Date: March 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JOHN HASS III	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 6, 2019
A. John Hass III

/s/ THOMAS M. PIERNO	Chief Financial Officer (Principal Financial Officer)	March 6, 2019
Thomas M. Pierno

/s/ M. SEAN HARTFORD	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 6, 2019
M. Sean Hartford

/s/ PATRICK W. GROSS	Director	March 6, 2019
Patrick W. Gross

/s/ LAURENCE FRANKLIN	Director	March 6, 2019
Laurence Franklin

/s/ DAVID P. NIERENBERG	Director	March 6, 2019
David P. Nierenberg

/s/ STEVEN P. YANKOVICH	Director	March 6, 2019
Steven P. Yankovich

/s/ JESSIE WOOLLEY-WILSON	Director	March 6, 2019
Jessie Woolley-Wilson

/s/ GEORGE A. LOGUE	Director	March 6, 2019
George A. Logue

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Rosetta Stone Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 6, 2019

We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Rosetta Stone Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated March 6, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 6, 2019

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,092	$42,964
Restricted cash	82	72
Accounts receivable (net of allowance for doubtful accounts of $372 and $375, at December 31, 2018 and December 31, 2017, respectively)	21,950	24,517
Inventory	933	3,536
Deferred sales commissions	11,597	14,466
Prepaid expenses and other current assets	4,041	4,543
Total current assets	76,695	90,098
Deferred sales commissions	6,933	3,306
Property and equipment, net	36,405	30,649
Goodwill	49,239	49,857
Intangible assets, net	15,850	19,184
Other assets	2,136	1,661
Total assets	$187,258	$194,755
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$8,938	$8,984
Accrued compensation	9,046	10,948
Income tax payable	328	384
Obligations under capital lease	450	450
Other current liabilities	13,475	16,454
Deferred revenue	113,378	110,670
Total current liabilities	145,615	147,890
Deferred revenue	49,507	40,593
Deferred income taxes	2,776	1,968
Obligations under capital lease	1,337	1,850
Other long-term liabilities	31	31
Total liabilities	199,266	192,332
Commitments and contingencies (Note 15)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 24,426 and 23,783 shares issued, and 23,426 and 22,783 shares outstanding, at December 31, 2018 and December 31, 2017, respectively)	2	2
Additional paid-in capital	202,355	195,644
Treasury stock, at cost; 1,000 and 1,000 shares at December 31, 2018 and December 31, 2017, respectively)	(11,435)	(11,435)
Accumulated loss	(199,592)	(178,890)
Accumulated other comprehensive loss	(3,338)	(2,898)
Total stockholders' (deficit) equity	(12,008)	2,423
Total liabilities and stockholders' (deficit) equity	$187,258	$194,755

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Subscription and service	$170,685	$168,442	$154,336
Product	2,949	16,151	39,753
Total revenue	173,634	184,593	194,089
Cost of revenue:
Cost of subscription and service revenue	32,010	26,082	23,676
Cost of product revenue	3,912	7,539	10,645
Total cost of revenue	35,922	33,621	34,321
Gross profit	137,712	150,972	159,768
Operating expenses
Sales and marketing	98,911	96,660	114,340
Research and development	25,210	24,747	26,273
General and administrative	33,210	34,066	40,501
Impairment	—	—	3,930
Lease abandonment and termination	—	—	1,644
Total operating expenses	157,331	155,473	186,688
Loss from operations	(19,619)	(4,501)	(26,920)
Other income and (expense):
Interest income	103	66	46
Interest expense	(313)	(491)	(470)
Other income and (expense)	165	881	2,297
Total other income and (expense)	(45)	456	1,873
Loss before income taxes	(19,664)	(4,045)	(25,047)
Income tax expense (benefit)	1,809	(2,499)	2,503
Net loss	$(21,473)	$(1,546)	$(27,550)
Loss per share:
Basic	$(0.95)	$(0.07)	$(1.25)
Diluted	$(0.95)	$(0.07)	$(1.25)
Common shares and equivalents outstanding:
Basic weighted average shares	22,705	22,244	21,969
Diluted weighted average shares	22,705	22,244	21,969

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(21,473)	$(1,546)	$(27,550)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(440)	811	(1,483)
Other comprehensive (loss) income	(440)	811	(1,483)
Comprehensive loss	$(21,913)	$(735)	$(29,033)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands)

						Accumulated	Total
	Non-Designated		Additional			Other	Stockholders'
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	(Deficit) /
	Shares	Amount	Capital	Stock	Loss	Loss	Equity
Balance—January 1, 2016	21,806	$2	$185,863	$(11,435)	$(149,794)	$(2,226)	$22,410
Stock issued upon the exercise of stock options	13	—	58	—	—	—	58
Restricted stock award vesting	255	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,906	—	—	—	4,906
Net loss	—	—	—	—	(27,550)	—	(27,550)
Other comprehensive loss	—	—	—	—	—	(1,483)	(1,483)
Balance—December 31, 2016	22,074	$2	$190,827	$(11,435)	$(177,344)	$(3,709)	$(1,659)
Stock issued upon the exercise of stock options	79	—	676	—	—	—	676
Restricted stock award vesting	163	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,141	—	—	—	4,141
Net loss	—	—	—	—	(1,546)	—	(1,546)
Other comprehensive income	—	—	—	—	—	811	811
Balance—December 31, 2017	22,316	$2	$195,644	$(11,435)	$(178,890)	$(2,898)	$2,423
Stock issued upon the exercise of stock options	207	—	2,236	—	—	—	2,236
Restricted stock award and performance stock unit vesting	389	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,475	—	—	—	4,475
Net loss	—	—	—	—	(21,473)	—	(21,473)
Cumulative effect adjustment - adoption of ASC 606	—	—	—	—	771	—	771
Other comprehensive loss	—	—	—	—	—	(440)	(440)
Balance—December 31, 2018	22,912	$2	$202,355	$(11,435)	$(199,592)	$(3,338)	$(12,008)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,473)	$(1,546)	$(27,550)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation expense	4,475	4,141	4,906
Gain on foreign currency transactions	(298)	(573)	(2,449)
Bad debt expense (recovery)	168	(51)	709
Depreciation and amortization	14,616	12,009	13,322
Deferred income tax expense (benefit)	792	(4,201)	1,162
Loss (gain) on disposal of equipment	21	(5)	179
Amortization of deferred financing costs	114	296	274
Loss on impairment	—	—	3,930
Loss from equity method investments	—	100	45
Gain on divestiture of subsidiary	—	(506)	—
Net change in:
Accounts receivable	2,219	7,584	14,681
Inventory	2,603	3,266	538
Deferred sales commissions	(781)	491	919
Prepaid expenses and other current assets	375	(604)	(167)
Income tax receivable or payable	(60)	(447)	719
Other assets	(525)	(455)	668
Accounts payable	4	(1,765)	(74)
Accrued compensation	(1,863)	69	2,701
Other current liabilities	(2,885)	(6,450)	(13,261)
Other long-term liabilities	—	(1,243)	558
Deferred revenue	12,941	8,850	(192)
Net cash provided by operating activities	10,443	18,960	1,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,889)	(12,944)	(12,514)
Proceeds from sale of fixed assets	17	12	38
Proceeds on divestiture of subsidiary	—	110	—
Net cash used in investing activities	(16,872)	(12,822)	(12,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,236	676	58
Payment of deferred financing costs	(4)	(232)	(183)
Payments under capital lease obligations	(441)	(562)	(533)
Net cash provided by (used in) financing activities	1,791	(118)	(658)
(Decrease) increase in cash, cash equivalents, and restricted cash	(4,638)	6,020	(11,516)
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(224)	419	251
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,862)	6,439	(11,265)
Cash, cash equivalents, and restricted cash—beginning of year	43,036	36,597	47,862
Cash, cash equivalents, and restricted cash—end of year	$38,174	$43,036	$36,597
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$199	$195	$197
Income taxes, net of refund	$1,626	$1,896	$604
Noncash financing and investing activities:
Accrued liability for purchase of property and equipment	$1,277	$967	$270
Equipment acquired under capital lease	$25	$—	$27

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

Basis of Presentation

As discussed in this Note 2, the Company adopted certain recently issued accounting standards effective January 1, 2018. The new revenue recognition standard ("ASC 606") was adopted using the modified retrospective method. As such, the comparative information has not been restated under ASC 606 and continues to be reported under the accounting standards in effect for those prior comparative periods. See the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018 for revenue recognition policies that were in effect in prior periods before adoption of ASC 606. Additionally, accounting standard update 2016-18 ("ASU 2016-18") related to the presentation of restricted cash in the statements of cash flow was adopted retrospectively for all comparative periods.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The most significant impact of ASC 606 to the Company related to the accounting for offerings that contained perpetual software for which customers took possession, which occurs only in the Company's Consumer Language segment. Prior to the adoption of ASC 606, revenue was recognized at the time of delivery for these perpetual software products due to the fact that the Company had established vendor specific objective evidence of the fair value ("VSOE") for the undelivered services in the arrangement. To the extent that VSOE was not established for undelivered services bundled with perpetual software, all revenue was deferred and recognized as the services were provided. Under the new guidance in ASC 606, the requirement to establish VSOE of the undelivered services in order to recognize revenue at the time of delivery no longer exists and revenue is allocated to performance obligations by estimating the standalone selling price and using a relative value allocation method. Revenue recognition related to subscription services and professional services remained substantially unchanged. Adoption had no tax impact due to the presence of a full valuation allowance. The impact of adoption to the Company’s consolidated statement of operations for the year ended December 31, 2018 was as follows (in thousands except for per share amounts):

	Year ended December 31, 2018
	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Revenue:
Subscription and service	$170,685	$(1,593)	$172,278
Product	2,949	3,337	(388)
Total revenue	173,634	1,744	171,890
Gross profit	137,712	1,744	135,968
Loss from operations	(19,619)	1,744	(21,363)
Loss before income taxes	(19,664)	1,744	(21,408)
Net loss	$(21,473)	$1,744	$(23,217)
Loss per share:
Basic	$(0.95)	$0.07	$(1.02)
Diluted	$(0.95)	$0.07	$(1.02)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of ASC 606 had impacts to the consolidated balance sheet as well, primarily related to the presentation of deferred commissions and the reduction to deferred revenue. The Company's prior methodology was to bifurcate deferred commissions between current and non-current classifications. Under ASC 606, deferred commissions are classified as non-current unless the original amortization period is one year or less. Deferred revenue decreased on adoption of ASC 606 due to the changes in the timing of revenue recognition noted above. The impact of adoption to the Company’s consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	As of December 31, 2018
	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Deferred sales commissions - current	11,597	(3,935)	15,532
Total current assets	76,695	(3,935)	80,630
Deferred sales commissions - non-current	6,933	3,935	2,998

Other current liabilities	13,475	(172)	13,647
Deferred revenue	113,378	(2,343)	115,721
Total current liabilities	145,615	(2,515)	148,130
Total liabilities	199,266	(2,515)	201,781

Accumulated loss	(199,592)	2,515	(202,107)
Total stockholders' deficit	(12,008)	2,515	(14,523)

The impact of adoption to the Company’s reportable segments for the year ended December 31, 2018 was as follows (in thousands):

	Year ended December 31, 2018
Segment Revenue:	As reported	Effect of change higher/(lower)	Balances without adoption of ASC 606
Literacy	$52,766	$(136)	$52,902
E&E Language	60,376	14	60,362
Consumer Language	60,492	1,866	58,626
Total revenue	$173,634	$1,744	$171,890

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") that requires lessees to recognize assets and liabilities for most leases. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842): Codification Improvements which impacts narrow aspects of the guidance issued under ASU 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides a new transition method and a practical expedient for separating components of a contract. Collectively these ASUs comprise the new lease standard ("New Lease Standard"). Under the New Lease Standard, entities will be required to record most leases on their balance sheets. A lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lease expense recognition is largely unchanged. The New Lease Standard is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, however the Company has not early adopted this guidance. The New Lease Standard is required to be adopted using a modified retrospective approach. The Company does not expect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as the Company expects to elect the package of practical expedients. The Company will continue to report comparative prior period information under the accounting standards in effect for those prior comparative periods. The Company expects its leases designated as operating leases in Note 15, "Commitments and Contingencies," will be reported on the consolidated balance sheets upon adoption. Upon adoption effective January 1, 2019, the Company expects to record right-of-use assets of approximately $5.4 million and corresponding lease liabilities of approximately $5.4 million on the consolidated balance sheets for its operating leases. The New Lease Standard is not expected to have a material impact on the consolidated statements of operations and comprehensive loss or the consolidated statements of cash flows. The Company is in the process of implementing the New Lease Standard.

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

The Company's primary sources of revenue are web-based software subscriptions, mobile applications, online services, perpetual product software, and bundles of perpetual product software and online services. The Company also generates revenue from the sale of audio practice products and professional services. With the completion of the SaaS transition, perpetual software sales are no longer a significant portion of the business.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product revenue primarily consists of revenue from perpetual language-learning software and audio practice products. Audio practice products are often combined with language-learning software and sold as a solution. Perpetual software revenue is recognized at the point in time when the software is made available to the customer. Audio practice products are recognized at the point in time that the audio practice products are delivered to the customer. As post-contract support (“PCS”) is provided to customers who purchase perpetual software at no charge, a portion of the transaction price is allocated to PCS service revenue and recognized as the PCS services are provided, which is typically up to three months from the date of purchase. With the completion of the SaaS transition, perpetual software sales are no longer a significant portion of the business.

See Note 18 - “Segment Information” for further information on the disaggregation of revenue, including revenue by reportable segment, geographic area, and revenue type.

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

The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows (in thousands):

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2018	$24,517	$110,670	$40,593
Increase/(decrease), net	(2,567)	2,708	8,914
Ending balance as of December 31, 2018	$21,950	$113,378	$49,507

The amount of revenue recognized in the year ended December 31, 2018 that was included in the opening January 1, 2018 deferred revenue balance was $116.5 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of December 31, 2018 and the estimated revenue expected to be recognized in the future related to these performance obligations (in thousands):

	As of December 31, 2018
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$47,457	$38,252	$8,458	$711	$36
E&E Language	58,047	41,721	9,955	1,918	4,453
Consumer Language	57,381	33,405	10,462	1,764	11,750
Total	$162,885	$113,378	$28,875	$4,393	$16,239

The Company entered into a series of agreements with SOURCENEXT Corporation (“SOURCENEXT”), comprised of a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of December 31, 2018, deferred revenue associated with SOURCENEXT totaled $16.2 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.

Assets Recognized from Costs to Obtain a Contract with a Customer: Assets are recognized for the incremental costs of obtaining a contract with a customer, which primarily represent sales commissions paid when a customer contract is either recorded as revenue or deferred revenue. Sales commissions paid to obtain non-cancellable subscription contracts are deferred and amortized in proportion to the period over which the revenue is recognized from the related contract. Deferred sales commissions are amortized to sales and marketing expense on the consolidated statements of operations. Deferred sales commissions are classified as non-current unless the associated amortization period is one year or less. As of December 31, 2018, the total deferred sales commissions balance was $18.5 million. Amortization of deferred sales commissions recognized during the year ended December 31, 2018 was $23.0 million.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company sells its offerings to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, and may require collateral, such as letters of credit, in certain circumstances. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2018, 2017 or 2016. The four largest distributor and reseller receivable balances collectively represented 19% and 17% of accounts receivable as of December 31, 2018 and 2017, respectively. One customer accounted for 12% of accounts receivable as of December 31, 2018. No customer accounted for more than 10% of accounts receivable as of December 31, 2017. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.

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

Software Developed for Internal Use

The Company capitalizes software development costs related to certain of its software platforms developed exclusively to provide its web-based subscription services and other general and administrative use software in accordance with ASC subtopic 350-40: Internal-Use Software. Development costs for internal-use software are expensed as incurred until the project reaches the application development stage. Internal-use software is defined to have the following characteristics: (a) the software is internally developed, or modified solely to meet the Company's internal needs, and (b) during the software's development or modification, no substantive plan exists or is being developed to market the software externally. Internally developed software is amortized over a three -year useful life. See Note 4 "Property and Equipment" for a discussion of the software developed for internal use.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

See Note 14 "Income Taxes" for additional disclosures including the impact and additional disclosures associated with the tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), that was enacted on December 22, 2017.

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

The Company's restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. See Note 9 "Stock-Based Compensation" for additional disclosures.

Restructuring Costs

Restructuring plans have been initiated in each of the years ended December 31, 2017 and 2016 to reduce headcount and other costs in order to support the strategic shift in business focus. In connection with these plans, the Company incurred restructuring related costs, including employee severance and related benefit costs, contract termination costs, and other related costs. These costs are included within Cost of sales and Sales and marketing, Research and development, and General and administrative operating expense categories in the Company's consolidated statements of operations.

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

Basic and Diluted Net Loss Per Share

Net loss per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted computation when dilutive. Potentially dilutive shares are computed using the treasury stock method and primarily consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive. When there is a net loss, there is a presumption that there are no dilutive shares as these would be anti-dilutive. See Note 11 "Basic and Diluted Net Loss Per Share" for additional disclosures.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' (deficit) equity. For the years ended December 31, 2018, 2017, and 2016, the Company's comprehensive loss consisted of net loss and foreign currency translation (losses) gains. The other comprehensive (loss) income presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components other comprehensive (loss) income due to the presence of a full valuation allowance for each of the years ended December 31, 2018, 2017, and 2016.

Components of accumulated other comprehensive loss as of December 31, 2018 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period	$(2,898)	$(2,898)
Other comprehensive loss before reclassifications	(440)	(440)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current period other comprehensive loss	(440)	(440)
Accumulated other comprehensive loss	$(3,338)	$(3,338)

Upon divestiture of an investment in a foreign entity, the amount attributable to the accumulated translation adjustment component of that foreign entity is removed as a component of other comprehensive (loss) income and reported as part of the gain or loss on sale or liquidation of the investment.

Foreign Currency Translation and Transactions

The functional currency of the Company's foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive (loss) income in stockholders' (deficit) equity.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2018, 2017, and 2016 were $23.4 million, $24.9 million and $37.0 million, respectively.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of March 6, 2019.

The assessment of the Company's ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. The inputs that are considered important in the Company's going concern analysis, include, but are not limited to, the Company's 2019 cash flow forecast, 2019 operating budget, and long-term plan that extends beyond 2019. These inputs consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 6, 2019, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

3. INVENTORY

Inventory consisted of the following (in thousands):

	As of December 31,
	2018	2017
Raw materials	$797	$2,893
Finished goods	136	643
Total inventory	$933	$3,536

The total inventory balance as of December 31, 2018 reflected the Company's ongoing efforts to transition the Consumer Language segment to a SaaS model. During 2018, the Company recorded $2.1 million in inventory obsolescence charges in the retail and direct-to-consumer channels of the Consumer Language business. In the third quarter of 2017, the Company requested its consignment retail partners to return inventory totaling $1.9 million of finished packaged perpetual products. These non-cash inventory write-downs were reflected as a cost of product revenue on the Company's statements of operations.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2018	2017
Land	$916	$942
Buildings and improvements	9,760	10,030
Leasehold improvements	644	1,468
Computer equipment	16,178	15,635
Software	70,010	54,600
Furniture and equipment	2,184	2,427
	99,692	85,102
Less: accumulated depreciation	(63,287)	(54,453)
Property and equipment, net	$36,405	$30,649

The Company leases certain computer equipment, software, buildings, and machinery under capital lease agreements. As of December 31, 2018 and 2017, assets under capital lease included in property and equipment above were $5.7 million and $5.9 million, respectively. As of December 31, 2018 and 2017, accumulated depreciation and amortization relating to property and equipment under capital lease arrangements totaled $3.3 million and $2.8 million, respectively.

For the years ended December 31, 2018, 2017, and 2016 the Company capitalized $15.9 million, $12.7 million, and $11.4 million respectively, of internal-use software development costs. During the year ended December 31, 2016, the Company recorded $1.0 million in impairment expense related to the abandonment of previously capitalized internal-use software projects. There were no impairment charges during the years ended December 31, 2018 and 2017.

Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$7,467	$3,863	$3,057
Cost of product revenue	913	1,117	1,377
Total included in cost of revenue	8,380	4,980	4,434
Included in operating expenses:
Sales and marketing	764	546	489
Research and development	7	9	19
General and administrative	2,153	2,635	4,029
Total included in operating expenses	2,924	3,190	4,537
Total	$11,304	$8,170	$8,971

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the balance and changes in goodwill for the Company's operating segments and reporting units for the years ended December 31, 2018 and 2017 (in thousands):

	E&E Language	Literacy	Consumer Language	Total
Balance as of January 1, 2017
Gross Goodwill	$38,289	$9,962	$27,514	$75,765
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2017	$38,289	$9,962	$—	$48,251

Effect of change in foreign currency rate	1,606	—	—	1,606

Balance as of December 31, 2017
Gross Goodwill	$39,895	$9,962	$27,514	$77,371
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of December 31, 2017	$39,895	$9,962	$—	$49,857

Effect of change in foreign currency rate	(618)	—	—	(618)

Balance as of December 31, 2018
Gross Goodwill	$39,277	$9,962	$27,514	$76,753
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of December 31, 2018	$39,277	$9,962	$—	$49,239

2018 Activity

The Company exercised its option to bypass the qualitative assessment for all reporting units with remaining goodwill balances and began our June 30, 2018 annual goodwill test with the quantitative test. The tested reporting units resulted in fair values that substantially exceeded the carrying values and therefore, no goodwill impairment charges were recorded in connection with the annual test.

2016 Activity

The Consumer Fit Brains reporting unit was evaluated, which resulted in a fair value that was significantly below the carrying value. As a result, the Company recorded a 2016 impairment loss of $1.7 million, which represented a full impairment of the remaining Consumer Fit Brains reporting unit's goodwill. The impairment charge was recorded in the "Impairment" line on the statement of operations.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total
Gross Carrying Amount	$12,505	$15,636	$26,656	$312	$55,109
Accumulated Amortization/Impairment	(1,781)	(13,223)	(20,643)	(278)	(35,925)
Balance as of December 31, 2017	$10,724	$2,413	$6,013	$34	$19,184

Gross Carrying Amount	$12,322	$13,432	$25,689	$312	$51,755
Accumulated Amortization/Impairment	(1,715)	(12,505)	(21,380)	(305)	(35,905)
Balance as of December 31, 2018	$10,607	$927	$4,309	$7	$15,850

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the weighted average remaining useful lives of the Company's amortizing intangible assets:

Weighted Average Life
Trade name / trademark	Indefinite
Core technology	1.58
Customer relationships	4.58
Patents	0.25

Intangible asset amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$522	$455	$404
Cost of product revenue	64	131	182
Total included in cost of revenue	586	586	586
Included in operating expenses:
Sales and marketing	1,810	1,860	2,178
Research and development	915	1,393	1,587
General and administrative	—	—	—
Total included in operating expenses	2,725	3,253	3,765
Total	$3,311	$3,839	$4,351

The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2018 (in thousands):

As of December 31, 2018
2019	$1,533
2020	1,282
2021	940
2022	940
2023	548
Thereafter	—
Total	$5,243

The Company evaluates its indefinite-lived intangible assets annually as of December 31 for indicators of impairment. The Company also routinely reviews indefinite-lived intangible assets and long-lived intangible assets for potential impairment as part of the Company’s internal control framework.

2018 Activity

The Company performed its annual indefinite-lived intangible asset impairment test on the Rosetta Stone tradename as of December 31, 2018 to determine if indicators of impairment exist. The Company elected to first assess qualitative factors to determine whether it is more likely than not that the Rosetta Stone trade name was impaired. Additionally, all other long-lived intangible assets were evaluated at December 31, 2018 to determine if indicators of impairment exist. As a result of these assessments, there were no indicators of impairment for the year ended December 31, 2018.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Activity

During 2016, the Company revised the business outlook and financial projections for the Consumer Fit Brains reporting unit, which prompted a long-lived intangible asset impairment analysis of the tradename, developed technology, and customer relationships associated with the Consumer Fit Brains reporting unit ("Consumer Fit Brains Intangible Assets"). The carrying values of the Consumer Fit Brains Intangible Assets exceeded the estimated fair values. As a result, the Company recorded an impairment loss of $1.2 million associated with the impairment of the remaining carrying value of the Consumer Fit Brains Intangible Assets as of June 30, 2016. The impairment charge was included in the "Impairment" line on the statement of operations.

7. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of December 31,
	2018	2017
Accrued marketing expenses	$4,382	$5,316
Accrued professional and consulting fees	1,273	1,609
Sales return reserve	579	1,176
Sales, withholding, and property taxes payable	3,391	3,616
Other	3,850	4,737
Total Other current liabilities	$13,475	$16,454

8. FINANCING ARRANGEMENTS

Credit Facility

On October 28, 2014, Rosetta Stone Ltd (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone Inc., executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a  revolving credit facility (the “credit facility”). Since the original date of execution, the Company and the Bank have executed several amendments to the credit facility to reflect updates to the Company's financial outlook and extend the credit facility.

On March 4, 2019, the Company executed the seventh amendment to the credit facility. Under the amended agreement, the Company may borrow up to $15.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term that expires on April 1, 2021, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, the Company must have no more than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest on borrowing accrues at the Prime Rate and must be paid quarterly.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. Effective as of March 4, 2019, the Company is required to maintain compliance with a minimum liquidity coverage ratio of 1.75 and minimum financial performance requirements, as defined in the credit facility. As of December 31, 2018, the Company was in compliance with all covenants in effect as of that date.

The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.

As of December 31, 2018, under the agreement prior to the seventh amendment, there were no borrowings outstanding . During the third quarter of 2018, a $4.0 million letter of credit that was previously issued by the Bank on the Company's behalf was cancelled as

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

it was deemed no longer necessary. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

Capital Leases

The Company enters into capital leases under non-committed arrangements for equipment and software. In addition, as a result of the merger with Tell Me More, the Company assumed a capital lease for a building near Versailles, France, where Tell Me More’s headquarters were located. The fair value of the lease liability at the date of acquisition was $4.0 million.

As of December 31, 2018, the future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

Periods Ending December 31,
2019	$525
2020	520
2021	517
2022	388
2023	1
Thereafter	—
Total minimum lease payments	$1,951
Less amount representing interest	164
Present value of net minimum lease payments	$1,787
Less current portion	450
Obligations under capital lease, long-term	$1,337

Effective January 1, 2019, the Company will adopt the New Lease Standard as described in Note 2 "Summary of Significant Accounting Policies".

9. STOCK-BASED COMPENSATION

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Authorization Dates of 2009 Plan Additions	Number of Common Stock Shares Authorized to 2009 Plan
February 27, 2009	2,437,744
May 26, 2011	1,000,000
May 23, 2012	1,122,930
May 23, 2013	2,317,000
May 20, 2014	500,000
June 12, 2015	1,200,000
May 27, 2017	1,900,000

At December 31, 2018 there were 1,161,160 shares available for future grant under the 2009 Plan, which expires in 2019.

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

For the years ended December 31, 2018, 2017, and 2016 the fair value of service-based stock options and performance-based stock options granted was calculated using the following assumptions in the Black-Scholes model:

Years Ended December 31,
	2018	2017	2016
Expected stock price volatility	39%-40%	42%-45%	46%-47%
Expected term of options	6 years	6 years	5.5-6.5 years
Expected dividend yield	—	—	—
Risk-free interest rate	2.73%-2.85%	1.92%-2.05%	1.24%-1.50%

For the years ended December 31, 2018, 2017, and 2016 the fair value of market-based stock options and market-based restricted stock awards granted was calculated using the following assumptions in the Monte-Carlo simulation model:

Years Ended December 31,
	2018	2017	2016
Expected stock price volatility	none	none	45%-49%
Expected term of options	none	none	1.7 years-7 years
Expected dividend yield	none	none	—
Risk-free interest rate	none	none	.71%-1.53%

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2018	2017	2016
Included in cost of revenue:
Cost of subscription and service revenue	$1	$15	$(4)
Cost of product revenue	(9)	54	52
Total included in cost of revenue	(8)	69	48
Included in operating expenses:
Sales and marketing	759	561	998
Research & development	439	255	709
General and administrative	3,285	3,256	3,151
Total included in operating expenses	4,483	4,072	4,858
Total	$4,475	$4,141	$4,906

The following table presents the future stock-based compensation expense, net of forfeitures, for each equity award category as of December 31, 2018 and the weighted average period over which the expense will be recognized:

	Service-based Restricted Stock Awards	Service-based Stock Options	Restricted Stock Units	Performance Stock Units
Unrecognized compensation expense, net of forfeitures (in thousands)	$2,426	$493	$207	$1,670
Weighted average period over which the above expense will be recognized (in years)	2.41	0.85	0.46	1.07

Service-Based Restricted Stock Awards

Shares of service-based restricted stock are generally recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the vesting period. Service-based restricted stock awards are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and generally vest over a four -year period based upon required service conditions and do not have performance or market conditions. The Company's service-based restricted stock awards are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

The following table summarizes the Company's service-based restricted stock activity from January 1, 2018 to December 31, 2018:

	Service-based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested service-based awards, January 1, 2018	431,118	$8.07	$3,477,484
Service-based awards granted	218,006	13.87
Service-based awards vested	(208,238)	8.82
Service-based awards cancelled	(39,934)	9.14
Non-vested Service-based awards, December 31, 2018	400,952	10.72	4,299,689

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's weighted average grant date fair value and vested fair value for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant-date fair value of service-based restricted stock awards granted	$13.87	$7.92	$7.59
Fair value of service-based restricted stock awards vested (in thousands)	$3,881	$1,545	$1,511

Service-Based Stock Options

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four -year period based upon required service conditions and do not have performance or market conditions.

The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2018, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount is subject to change based on changes to the fair market value of the Company's common stock.

The following table summarizes the Company's service-based stock option activity from January 1, 2018 to December 31, 2018:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based options outstanding, January 1, 2018	1,628,711	$9.81	6.79	$5,203,196
Service-based options granted	60,603	16.05
Service-based options exercised	(207,218)	10.79
Service-based options cancelled	(80,148)	14.09
Service-based options outstanding, December 31, 2018	1,401,948	9.69	6.17	9,492,949
Vested and expected to vest at December 31, 2018	1,394,022	9.70	6.16	9,429,510
Exercisable at December 31, 2018	1,194,092	9.80	5.97	$7,974,164

The following table summarizes the Company's weighted average grant date fair value and intrinsic value of options exercised for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Weighted average grant date fair value of service-based stock options granted	$6.76	$5.02	$3.41
Intrinsic value of options exercised (in thousands)	$3,324	$878	$99

Restricted Stock Units

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's restricted stock unit activity from January 1, 2018 to December 31, 2018:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units outstanding, January 1, 2018	234,658	$10.19	$2,926,185
Units granted	31,929	16.03
Units released	(30,682)	8.74
Units cancelled	—	—
Units outstanding, December 31, 2018	235,905	11.17	3,868,842
Vested and expected to vest at December 31, 2018	235,483	11.16	3,861,917
Vested and deferred at December 31, 2018	220,550	$10.82	$3,617,020

The following table summarizes the Company's weighted average grant date fair value and fair value of units converted for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Weighted average grant date fair value of restricted stock units granted	$16.03	$11.23	$7.70
Fair value of restricted stock units converted (in thousands)	$495	$—	$427

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

The following table summarizes the Company's PSU activity from January 1, 2018 to December 31, 2018:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2018	433,588	$9.43	$5,406,842
PSUs granted	334,714	13.85
PSUs vested	(54,298)	9.43
PSUs cancelled	(54,344)	10.47
Non-vested PSUs, December 31, 2018	659,660	$11.59	$10,818,424

The following table summarizes the Company's weighted average grant date fair value and fair value of PSUs vested for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Weighted average grant date fair value of PSUs granted	$13.85	$9.43	$—
Fair value of PSUs vested (in thousands)	$724	$—	$—

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vest 50%, 25% and 25% on April 4, 2017, 2018 and 2019, respectively. As of December 31, 2018, 48,540 PRSAs were vested and 108,372 PSOs were vested. As of December 31, 2018, no PSOs have been exercised. As of December 31, 2018, future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was $20,000 and is expected to be recognized over a weighted average period of 0.26 years. On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of December 31, 2018, 46,949 MRSAs were vested and 104,822 MSOs were vested. As of December 31, 2018, no MSOs have been exercised. As of December 31, 2018, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.1 million and is expected to be recognized over a weighted average period of 1.09 years.

10. STOCKHOLDERS' (DEFICIT) EQUITY

At December 31, 2018, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2018 and 2017, the Company had shares of Common Stock issued of 24,426,248 and 23,782,773, respectively, and shares of Common Stock outstanding of 23,426,248 and 22,782,773, respectively.

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25.0 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during the years ended December 31, 2014, 2015, 2016, 2017, or 2018. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands, except per share amounts)
Numerator:
Net loss	$(21,473)	$(1,546)	$(27,550)
Denominator:
Basic weighted average shares	22,705	22,244	21,969
Diluted weighted average shares	22,705	22,244	21,969
Loss per share:
Basic	$(0.95)	$(0.07)	$(1.25)
Diluted	$(0.95)	$(0.07)	$(1.25)

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

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Stock options	663	231	16
Restricted stock units	230	209	174
Restricted stocks	681	296	129
Total common stock equivalent shares	1,574	736	319

Share-based awards to purchase approximately 0.2 million, 0.7 million, and 2.0 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2018, 2017, and 2016, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

12. RESTRUCTURING AND OTHER EMPLOYEE SEVERANCE

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

The following tables summarize activity with respect to the restructuring charges for the 2016 Restructuring Plan during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Balance at January 1, 2016	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at December 31, 2016
Severance costs	$—	$4,367	$(3,867)	$—	$500
Contract termination costs	—	165	(74)	(69)	22
Other costs	—	590	(399)	(121)	70
Total	$—	$5,122	$(4,340)	$(190)	$592

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance at January 1, 2017	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at December 31, 2017
Severance costs	$500	$(50)	$(303)	$—	$147
Contract termination costs	22	—	(22)	—	—
Other costs	70	14	(84)	—	—
Total	$592	$(36)	$(409)	$—	$147

	Balance at January 1, 2018	Cost Incurred	Cash Payments	Other Adjustments (1)	Balance at December 31, 2018
Severance costs	$147	$(34)	$(19)	$—	$94
Contract termination costs	—	—	—	—	—
Other costs	—	—	—	—	—
Total	$147	$(34)	$(19)	$—	$94

(1)	Other Adjustments includes non-cash period changes in the liability balance, which may include non-cash lease closure expense and foreign currency translation adjustments.

As of December 31, 2018, the remaining 2016 Restructuring Plan liability of $0.1 million was classified as a current liability within accrued compensation and other current liabilities on the consolidated balance sheets. The Company does not expect to incur any additional restructuring costs in connection with the 2016 Restructuring Plan. In future financial statements, detailed activity of the 2016 Restructuring Plan will no longer be disclosed as the remaining balance is considered minor.

Other Employee Severance Actions

In 2017, the Company initiated actions to reduce headcount in its Fit Brains business and in the U.S. and China locations within consumer product operations. Primarily comprised of severance costs associated with these actions, the Company recorded expense of $1.2 million in 2017. Of these amounts, $1.1 million was paid in 2017. During 2018, the Company made final payments of $0.1 million in accrued severance costs.

Cost Table

The following table summarizes the major types of costs associated with the Company’s restructuring plans and other employee severance actions for the years ended December 31, 2018, 2017, and 2016 and total costs incurred through December 31, 2018 (in thousands):

	Years ended December 31,
	2018	2017	2016
Severance costs	$(24)	$1,144	$4,438
Contract termination costs	—	37	165
Other costs	21	26	590
Total	$(3)	$1,207	$5,193

 The following table presents restructuring costs associated with the Company’s restructuring plans and other employee severance actions included in the related line items of the Statement of Operations (in thousands):

	Years ended December 31,
	2018	2017	2016
Cost of revenue	$16	$378	$573
Sales and marketing	(2)	411	2,324
Research and development	(2)	318	913
General and administrative	(15)	100	1,383
Total	$(3)	$1,207	$5,193

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These restructuring expenses are not allocated to any reportable segment under the Company's definition of segment contribution as defined in Note 18 "Segment Information."

13. LEASE ABANDONMENT AND TERMINATION

As part of the Company’s effort to reduce general and administrative expenses through a planned space consolidation at its Arlington, Virginia headquarters location, the Company incurred a lease abandonment charge of $3.2 million during 2014. Prior to January 31, 2014, the Company occupied the 6th and 7th floors at its Arlington, Virginia headquarters. The Company estimated the liability under the operating lease agreements and accrued lease abandonment costs in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420"), as the Company had no future economic benefit from the abandoned space. All leased space related to the 6th floor was abandoned and ceased to be used by the Company on January 31, 2014. The operating lease period for this space terminated on December 31, 2018.

In a further effort to reduce general and administrative expenses through a planned space consolidation, the Company relocated its headquarters location to 1621 North Kent Street, Suite 1200, Arlington, Virginia 22209. The previously leased space at the 7th floor of 1919 North Lynn Street was abandoned and ceased to be used by the Company on October 10, 2016 and resulted in $1.6 million in lease abandonment expense in 2016. The operating lease period for this space terminated on December 31, 2018.

A summary of the Company’s lease abandonment activity for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	As of December 31,
	2018	2017	2016
Accrued lease abandonment costs, beginning of period	$1,081	$2,123	$1,282
Costs incurred and charged to expense	—	—	1,644
Principal reductions	(816)	(1,042)	(803)
Accrued lease abandonment costs, end of period	$265	$1,081	$2,123
Accrued lease abandonment costs liability:
Short-term	$265	$1,081	$1,047
Long-term	—	—	1,076
Total	$265	$1,081	$2,123

In January 2019, the Company paid the remaining $0.3 million in accrued lease abandonment costs.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES

The new Tax Act legislation, was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018.

During the year of enactment, the Company recorded reasonable estimates of the effects of the Tax Act, which principally related to a) the reduction in the U.S. corporate income tax rate from 35% to 21%, and b) the change in the carryforward period of net operating losses. In the fourth quarter of 2017, the Company recorded an income tax benefit of $2.4 million to remeasure deferred tax liabilities associated with indefinite-lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company was in a net deferred tax asset position that is offset by a full valuation allowance. Though the impact of the rate change has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation resulted in a $26.3 million reduction in both. Additionally, the Company recorded an income tax benefit of $3.1 million in the fourth quarter of 2017 related to the release of the valuation allowance associated with the post-2017 reversing deferred tax assets to offset 80% of the deferred tax liability associated with our indefinite-lived intangible asset.

In the third quarter of 2018, the Company recorded a $0.2 million tax expense in addition to the estimates made in the year of enactment. The accounting for the Tax Act are considered final as the Company obtained, prepared, and analyzed the information necessary to finalize the accounting and the 2017 U.S. income tax return.

The Tax Act included a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company had a deficit in net accumulated earnings and profits so no transition tax was reported on the 2017 U.S. income tax return. Other Tax Act provisions that may impact income taxes include: a limitation of net operating losses generated after 2017 to 80% of taxable income, the inclusion of commissions and performance based compensation in determining the excess compensation limitation, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company has elected to treat GILTI as a period expense.

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Inventory	$351	$847
Net operating and capital loss carryforwards	51,806	46,683
Deferred revenue	14,401	11,534
Accrued liabilities	2,853	4,064
Stock-based compensation	3,854	3,790
Amortization and depreciation	1,157	773
Bad debt reserve	86	90
Foreign and other tax credits	2,175	2,047
Gross deferred tax assets	76,683	69,828
Valuation allowance	(66,431)	(60,302)
Net deferred tax assets	10,252	9,526
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(6,106)	(5,033)
Deferred sales commissions	(5,392)	(4,996)
Prepaid expenses	(475)	(619)
Foreign currency translation	(1,039)	(846)
Gross deferred tax liabilities	(13,012)	(11,494)
Net deferred tax liabilities	$(2,760)	$(1,968)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2018, the Company recorded an income tax expense of $1.8 million. The tax expense primarily related to current year profits of operations in the U.K., Germany, Canada, and China. Additionally, the tax expense relates to the tax impact of the amortization of U.S. indefinite-lived intangible assets.

For the year ending December 31, 2017, the Company recorded an income tax benefit of $2.5 million. The tax benefit primarily related to the reduction in the corporate tax rate from 35% to 21% which resulted in a tax benefit of $5.5 million, offset by current year profits of operations in Canada, Germany, and the U.K. Additionally, the tax expense relates to the tax impact of the amortization of U.S. indefinite-lived intangible assets and the inability to recognize tax benefits associated with current year losses of operations in certain foreign jurisdictions and in the U.S.

As of December 31, 2018, a full valuation allowance was provided for domestic and certain foreign deferred tax assets in those jurisdictions where the Company has determined the deferred tax assets will more likely than not be realized. If future events change the outcome of the Company's projected return to profitability, a valuation allowance may not be required to reduce the deferred tax assets. The Company will continue to assess the need for a valuation allowance.

As of December 31, 2018, the Company had federal, state and foreign tax NOL carryforward amounts and expiration periods as follows (in thousands):

Year of Expiration	U.S. Federal	State	Brazil	France	Spain	Mexico	Total
2019-2023	$—	$415	$—	$—	$—	$—	$415
2024-2028	—	6,624	—	—	—	396	7,020
2029-2033	16,313	18,015	—	—	258	9	34,595
2034-2038	114,059	115,527	—	—	—	—	229,586
2039-2043	—	21,434	—	—	—	—	21,434
Indefinite	19,761	1,531	3,464	3,804	522	—	29,082
Totals	$150,133	$163,546	$3,464	$3,804	$780	$405	$322,132

As of December 31, 2018, the Company had federal and state capital loss carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Capital Loss Expiration	U.S. Federal	State
2019-2023	$21,972	$17,341
2024-2028	—	—
2029-2033	—	526
2034-2038	—	—
2039-2043	—	—
Indefinite	—	—
Totals	$21,972	$17,867

As of December 31, 2018, the Company had federal tax credit carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Credit Expiration	U.S. Federal
2019-2023	$967
2024-2028	836
2029-2033	128
2034-2038	218
2039-2043	—
Indefinite	26
Totals	$2,175

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of loss before income taxes and the provision for taxes on income consist of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$(21,873)	$(12,648)	$(24,963)
Foreign	2,209	8,603	(84)
Loss before income taxes	$(19,664)	$(4,045)	$(25,047)
The provision for taxes on income consists of the following (in thousands):
Federal	$—	$—	$—
State	12	(21)	78
Foreign	1,006	1,701	1,250
Total current	$1,018	$1,680	$1,328
Deferred:
Federal	$60	$(4,541)	$1,147
State	750	335	169
Foreign	(19)	27	(141)
Total deferred	791	(4,179)	1,175
Provision (benefit) for income taxes	$1,809	$(2,499)	$2,503

Reconciliation of income tax (benefit) provision computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income tax benefit at statutory federal rate	$(4,129)	$(1,416)	$(8,766)
Rate differential on income tax related to global intangible low-taxed income ("GILTI")	450	—	—
Remeasurement of deferred tax liability related to indefinite-lived intangible due to U.S. rate reduction, effective January 1, 2018	—	(2,586)	—
Release of valuation allowance due to change in U.S. net operating loss carry forward period	206	(3,103)	—
(Windfall) shortfall in tax benefit - stock compensation	(4)	233	—
State income tax expense, net of federal income tax effect	556	314	219
Tax capital loss in excess of book loss on sale of Japan subsidiary	—	(5,297)	—
Nondeductible goodwill impairment	—	—	604
Other nondeductible expenses	528	398	384
Tax rate differential on foreign operations	172	(816)	(474)
Increase in valuation allowance	3,902	9,446	10,404
Change in prior year estimates	—	150	—
Other tax credits	128	173	129
Other	—	5	3
Income tax expense (benefit)	$1,809	$(2,499)	$2,503

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit). As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits or interest and penalties.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company's tax years 2011 and forward are subject to examination by the tax authorities.

The Company was in an aggregate net foreign deficit position for U.S. tax purposes so the Company was not liable for the transition tax enacted as part of the Tax Act on its 2017 U.S. income tax return. As such, all prior earnings of the foreign subsidiaries with unremitted earnings are deemed to be previously taxed income for U.S. tax purposes.

The Company made income tax payments of $1.6 million, $2.2 million, and $0.8 million, in 2018, 2017 and 2016, respectively.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases copiers, parking spaces, buildings, a warehouse, and office space under operating lease and site license arrangements, some of which contain renewal options.

The following table summarizes future minimum operating lease payments as of December 31, 2018 and the years thereafter (in thousands):

As of December 31, 2018
Periods Ending December 31,
2019	$2,334
2020	1,155
2021	948
2022	977
2023	743
Thereafter	—
Total future minimum operating lease payments	$6,157

Total expenses under operating leases were $2.5 million, $2.6 million and $4.0 million during the years ended December 31, 2018, 2017, and 2016, respectively.

The Company accounts for its leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"), which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as either a deferred rent asset or liability depending on the calculation. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Effective January 1, 2019, the Company will adopt the New Lease Standard as described in Note 2 "Summary of Significant Accounting Policies".

Royalty Agreements

The Company has entered into agreements to license software from vendors for incorporation in the Company's offerings. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual license sales. In addition, such agreements typically specify that, in the event the software is incorporated into specified Company products, royalties will be due at a contractual rate based on actual sales volumes. These agreements are subject to various royalty rates typically calculated based on the level of sales for those products. The Company expenses these amounts to cost of sales or research and development expense, as appropriate. Royalty expense was $0.9 million, $1.0 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) Plan. The Company matches employee contributions to the 401(k) Plan up to 4% of their compensation. The Company recorded Company contribution matching expenses for the 401(k) Plan totaling $2.3 million, $2.1 million, and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

17. RELATED PARTIES

As of December 31, 2018 and 2017, there were no outstanding receivables from stockholders and there were outstanding receivables from employees in the amount of $10 thousand and $0.1 million, respectively.

18. SEGMENT INFORMATION

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

The Company and its Chief Operating Decision Maker ("CODM") assess profitability and performance of each of its current operating segments in terms of segment contribution. Segment contribution is calculated as segment revenue less expenses directly incurred by or allocated to the segment. Direct segment expenses include costs and expenses that are directly incurred by or allocated to the segment and include materials costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. In addition to the previously referenced expenses, the Literacy segment includes direct research and development expenses and Combined Language includes shared research and development expenses, cost of revenue, and sales and marketing expenses applicable to the Consumer Language and E&E Language segments. Segment contribution excludes depreciation, amortization, stock compensation, restructuring and other related expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses such as legal fees, payroll processing fees, accounting related expenses, lease abandonment, impairment, and non-operating income and expense. These expenses are included below the segment contribution line in the unallocated expenses section of the tables presented below. The E&E Language segment and Consumer Language segment are characterized as "Language" since both of these segments primarily address the language-learning market and share many of the same costs. These shared language costs are included in the "Shared Services" column of the tables presented below. General and administrative expenses directly incurred by the Language segments consist only of bad debt expense, net of recoveries. Additionally, research and development expenses are included in as shared Language costs. The depreciation, amortization, stock compensation, restructuring and other related expenses which are included in cost of revenue, sales and marketing, research and development, and general and administrative are presented in total as unallocated costs. The Company will continue to evaluate its management reporting and will update its operating and reportable segments as appropriate. With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. Consequently, the Company does not present assets or liabilities by operating segment.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the year ended December 31, 2018 was as follows (in thousands, except percentages):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$52,766	$60,376	$60,492	$—	$120,868	$173,634

Cost of revenue	8,665	6,780	11,436	69	18,285	26,950
Sales and marketing	27,100	30,699	36,178	1,228	68,105	95,205
Research and development	7,785	—	—	14,856	14,856	22,641
General and administrative	2,043	45	107	—	152	2,195
Segment contribution	$7,173	$22,852	$12,771	$(16,153)	$19,470	$26,643
Segment contribution margin %	13.6%	37.8%	21.1%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						8,972
Sales and marketing						3,706
Research and development						2,569
General and administrative						5,453
Subtotal						20,700

Corporate unallocated expenses, net:
Unallocated general and administrative						25,562
Unallocated non-operating expense						45
Subtotal						25,607

Loss before income taxes						$(19,664)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the year ended December 31, 2017 was as follows (in thousands, except percentages):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue (1)	$43,608	$65,267	$75,718	$—	$140,985	$184,593

Cost of revenue	6,924	7,149	13,485	50	20,684	27,608
Sales and marketing	23,369	31,089	37,366	1,459	69,914	93,283
Research and development	6,479	—	—	15,860	15,860	22,339
General and administrative	1,872	132	18	—	150	2,022
Segment contribution	$4,964	$26,897	$24,849	$(17,369)	$34,377	$39,341
Segment contribution margin %	11.4%	41.2%	32.8%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						6,013
Sales and marketing						3,377
Research and development						2,408
General and administrative						6,348
Subtotal						18,146

Corporate unallocated expenses, net:
Unallocated general and administrative						25,696
Unallocated non-operating income						(456)
Subtotal						25,240

Loss before income taxes						$(4,045)

(1)

Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Segment revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the year ended December 31, 2016 was as follows (in thousands, except percentages):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue (1)	$34,123	$72,083	$87,883	$—	$159,966	$194,089

Cost of revenue	4,753	9,245	14,698	(17)	23,926	28,679
Sales and marketing	21,650	33,441	51,508	1,902	86,851	108,501
Research and development	4,111	—	—	18,874	18,874	22,985
General and administrative	2,077	315	175	—	490	2,567
Segment contribution	$1,532	$29,082	$21,502	$(20,759)	$29,825	$31,357
Segment contribution margin %	4.5%	40.3%	24.5%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						5,642
Sales and marketing						5,839
Research and development						3,288
General and administrative						10,935
Subtotal						25,704

Corporate unallocated expenses, net:
Unallocated general and administrative						26,999
Unallocated lease abandonment expense						1,644
Unallocated impairment						3,930
Unallocated non-operating income						(1,873)
Subtotal						30,700

Loss before income taxes						$(25,047)

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

The information below summarizes revenue from customers by geographic area as of December 31, 2018, 2017, and 2016, respectively (in thousands):

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
United States	$152,407	$158,825	$162,815
International	21,227	25,768	31,274
Total revenue	$173,634	$184,593	$194,089

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)

Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Segment revenue in prior comparative periods reflects amounts previously reported and has not been restated. See Note 2 "Summary of Significant Accounting Policies" for additional disclosures regarding revenue recognition and the impact of adoption of ASC 606.

The information below summarizes long-lived assets by geographic area classified as held and used for the years ended December 31, 2018 and 2017, respectively (in thousands):

	As of December 31,
	2018	2017
United States	$34,029	$27,647
International	2,376	3,002
Total property and equipment, net	$36,405	$30,649

Revenue by Type

The Company earns revenue from the sale of language-learning, literacy and brain fitness products and services. The information below summarizes revenue by type for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
Language learning	$119,957	$138,082	$155,532
Literacy	52,766	43,608	34,123
Brain Fitness	911	2,903	4,434
Total revenue	$173,634	$184,593	$194,089

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. VALUATION AND QUALIFYING ACCOUNTS

The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Years Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts:
Beginning balance	$375	$1,072	$1,196
Charged to costs and expenses	168	(51)	709
Deductions—accounts written off	(171)	(646)	(833)
Ending balance	$372	$375	$1,072
Promotional rebate and coop advertising reserves:
Beginning balance	$2,375	$5,968	$16,910
Charged to costs and expenses	4,224	6,421	18,337
Deductions - reserves utilized	(4,569)	(10,014)	(29,279)
Ending balance	$2,030	$2,375	$5,968
Sales return reserve:
Beginning balance	$1,176	$1,338	$3,728
Charged against revenue	2,212	4,943	5,034
Deductions—reserves utilized	(2,809)	(5,105)	(7,424)
Ending balance	$579	$1,176	$1,338
Deferred income tax asset valuation allowance:
Beginning balance	$60,302	$78,363	$70,464
Charged to costs and expenses	6,129	(16,806)	7,899
Deductions	—	(1,255)	—
Ending balance	$66,431	$60,302	$78,363

20. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018			(1)
Revenue	$42,808	$43,502	$42,750	$44,574
Gross profit	$33,374	$35,572	$33,982	$34,784
Net loss	$(6,402)	$(4,158)	$(6,489)	$(4,424)
Basic loss per share	$(0.29)	$(0.18)	$(0.28)	$(0.19)
Shares used in basic per share computation	22,425	22,663	22,814	22,877
Diluted loss per share	$(0.29)	$(0.18)	$(0.28)	$(0.19)
Shares used in diluted per share computation	22,425	22,663	22,814	22,877
2017
Revenue	$47,693	$45,905	$46,206	$44,789
Gross profit	$39,552	$38,314	$36,758	$36,348
Net income (loss)	$454	$(1,135)	$(3,231)	$2,366
Basic earnings (loss) per share	$0.02	$(0.05)	$(0.14)	$0.11
Shares used in basic per share computation	22,125	22,248	22,285	22,316
Diluted earnings (loss) per share	$0.02	$(0.05)	$(0.14)	$0.10
Shares used in diluted per share computation	22,590	22,248	22,285	23,248

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)

The September 30, 2018 Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018 included a clerical error. The number of common shares outstanding presented for the basic and diluted share computation for the three-months ended September 30, 2018 was reported as 20,831,000 shares, resulting in a basic and diluted loss per share of $0.31. The correct number of common shares outstanding to be used in the basic and diluted share computation for the three-months ended September 30, 2018 should have been 22,814,000 shares, resulting in a corrected basic and diluted loss per share of $0.28. This correction is reflected in the above table. This error had no impact to the unaudited consolidated balance sheets, statements of cash flow, or statements of stockholders’ equity/deficit, and notes to the financial statements as of, and for the three and nine months ended September 30, 2018. The materiality of the error was assessed in accordance with the SEC’s Staff Accounting Bulletin 99 and the Company concluded that the previously issued consolidated financial statements were not materially misstated. In accordance with the SEC’s Staff Accounting Bulletin 108, this immaterial error will be corrected and the revision will be presented prospectively here and in future filings.

21. SUBSEQUENT EVENTS

On March 4, 2019, the Company entered into the seventh amendment to its credit facility as described in Note 8 “Financing Arrangements”.