Form 10-Q
period 2019-03-31
ROSETTA STONE INC
filed 2019-05-07
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00005 per share	RST	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of April 30, 2019, there were 23,820,186 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,287	$38,092
Restricted cash	54	82
Accounts receivable (net of allowance for doubtful accounts of $289 and $372 at March 31, 2019 and December 31, 2018, respectively)	13,738	21,950
Inventory	1,763	933
Deferred sales commissions	10,204	11,597
Prepaid expenses and other current assets	5,121	4,041
Total current assets	59,167	76,695
Deferred sales commissions	6,332	6,933
Property and equipment, net	37,693	36,405
Operating lease right-of-use assets	5,533	—
Intangible assets, net	15,462	15,850
Goodwill	49,000	49,239
Other assets	1,615	2,136
Total assets	$174,802	$187,258
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,345	$8,938
Accrued compensation	10,906	9,046
Income tax payable	603	328
Operating lease liabilities	1,800	—
Other current liabilities	10,697	13,925
Deferred revenue	99,443	113,378
Total current liabilities	130,794	145,615
Deferred revenue	46,811	49,507
Deferred income taxes	2,184	2,776
Operating lease liabilities	3,612	—
Other long-term liabilities	1,200	1,368
Total liabilities	184,601	199,266
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 24,812 and 24,426 shares issued, and 23,812 and 23,426 shares outstanding, at March 31, 2019 and December 31, 2018, respectively)	2	2
Additional paid-in capital	204,895	202,355
Treasury stock, at cost; 1,000 and 1,000 shares at March 31, 2019 and December 31, 2018, respectively)	(11,435)	(11,435)
Accumulated loss	(200,136)	(199,592)
Accumulated other comprehensive loss	(3,125)	(3,338)
Total stockholders' deficit	(9,799)	(12,008)
Total liabilities and stockholders' deficit	$174,802	$187,258

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2019	2018
Revenue	$44,611	$42,808
Cost of revenue	8,426	9,434
Gross profit	36,185	33,374
Operating expenses
Sales and marketing	23,238	24,191
Research and development	5,738	6,306
General and administrative	8,692	8,532
Total operating expenses	37,668	39,029
Loss from operations	(1,483)	(5,655)
Other income and (expense):
Interest income	33	25
Interest expense	(60)	(83)
Other income and (expense)	796	(228)
Total other income and (expense)	769	(286)
Loss before income taxes	(714)	(5,941)
Income tax (benefit) expense	(170)	461
Net loss	$(544)	$(6,402)
Loss per share:
Basic	$(0.02)	$(0.29)
Diluted	$(0.02)	$(0.29)
Common shares and equivalents outstanding:
Basic weighted average shares	23,036	22,425
Diluted weighted average shares	23,036	22,425

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(544)	$(6,402)
Other comprehensive income, net of tax:
Foreign currency translation gain	213	529
Other comprehensive income	213	529
Comprehensive loss	$(331)	$(5,873)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(544)	$(6,402)
Non-cash adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,220	583
Loss on foreign currency transactions	708	245
Bad debt recovery	(13)	(75)
Depreciation and amortization	3,529	3,610
Operating lease costs	526	—
Deferred income tax (benefit) expense	(592)	36
Gain on disposal or sale of assets	(1,395)	—
Amortization of deferred financing costs	14	34
Net change in:
Accounts receivable	8,237	11,038
Inventory	(829)	1,467
Deferred sales commissions	1,997	1,655
Prepaid expenses and other current assets	(789)	(639)
Income tax receivable or payable	271	(91)
Other assets	144	(166)
Accounts payable	(1,595)	(58)
Accrued compensation	2,441	1,597
Other current liabilities	(2,622)	(2,413)
Operating lease liabilities	(544)	—
Other long-term liabilities	(31)	—
Deferred revenue	(16,700)	(10,839)
Net cash used in operating activities	(6,567)	(418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,714)	(3,948)
Proceeds from sale of assets	996	—
Net cash used in investing activities	(3,718)	(3,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	744	467
Payment of deferred financing costs	(2)	—
Payments under financing lease liabilities	(110)	(115)
Net cash provided by financing activities	632	352
Decrease in cash, cash equivalents, and restricted cash	(9,653)	(4,014)
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(180)	193
Net decrease in cash, cash equivalents, and restricted cash	(9,833)	(3,821)
Cash, cash equivalents, and restricted cash—beginning of period	38,174	43,036
Cash, cash equivalents, and restricted cash—end of period	$28,341	$39,215
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$46	$49
Income taxes, net of refund	$258	$437
Noncash operating, investing and financing activities:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$656	$-
Accrued liability for purchase of property and equipment	$1,033	$1,121
Equipment acquired under finance leases	$-	$25

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Deficit
Balance—January 1, 2019	22,912	$2	$202,355	$(11,435)	$(199,592)	$(3,338)	$(12,008)
Stock issued upon the exercise of stock options	67	—	744	—	—	—	744
Restricted stock award and performance stock unit vesting	270	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	37		576				576
Stock-based compensation expense	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	(544)	—	(544)
Other comprehensive income	—	—	—	—	—	213	213
Balance—March 31, 2019	23,286	$2	$204,895	$(11,435)	$(200,136)	$(3,125)	$(9,799)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Equity / (Deficit)
Balance—January 1, 2018	22,316	$2	$195,644	$(11,435)	$(178,890)	$(2,898)	$2,423
Stock issued upon the exercise of stock options	54	—	467	—	—	—	467
Restricted stock award and performance stock unit vesting	167	—	—	—	—	—	—
Stock-based compensation expense	—	—	583	—	—	—	583
Net loss	—	—	—	—	(6,402)	—	(6,402)
Cumulative effect adjustment - adoption of ASC 606	—	—	—	—	771	—	771
Other comprehensive income	—	—	—	—	—	529	529
Balance—March 31, 2018	22,537	$2	$196,694	$(11,435)	$(184,521)	$(2,369)	$(1,629)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 6, 2019. The March 31, 2019 consolidated balance sheet included herein includes account balances as of December 31, 2018 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.

As discussed in this Note 2 and Note 7, the Company adopted the new lease standard (“ASC 842”) effective January 1, 2019 using the modified retrospective approach. The Company elected the comparatives under 840 option, and as such, the comparative information has not been restated under ASC 842 and continues to be reported under the accounting standards in effect for those prior comparative periods. See the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019 for lease policies that were in effect in prior periods before adoption of ASC 842.

Except as noted above, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at March 31, 2019 and December 31, 2018, the Company’s results of operations and stockholders’ equity activity for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and March 31, 2018 have been made. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. All references to March 31, 2019 or to the three months ended March 31, 2019 and 2018 in the notes to the consolidated financial statements are unaudited.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions. The amounts reported in the consolidated financial statements include significant estimates and assumptions that have been made, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, estimated sales returns and reserves, stock-based compensation, fair value of intangibles and goodwill, disclosure of contingent assets and liabilities, disclosure of contingent litigation, allowance for valuation of deferred tax assets, and the Company's quarterly going concern assessment. The Company bases its estimates and assumptions on historical experience and on various other judgments that are believed to be reasonable under the circumstances. The Company continuously evaluates its estimates and assumptions. Actual results may differ from these estimates and assumptions.

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period: During 2019, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was further amended by additional ASUs that collectively created ASC 842. Under ASC 842, entities are required to record most leases on their balance sheets. A lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lease expense recognition guidance was largely unchanged. ASC 842 was effective for the Company on January 1, 2019

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and was adopted on that date using the modified retrospective approach and the Company elected the comparatives under 840 option. In accordance with the standard, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. ASC 842 provided a package of practical expedients that allow an entity to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing leases. The Company elected to apply the package of practical expedients and adoption of ASC 842 did not result in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impacts of ASC 842 adoption as of January 1, 2019 related to (1) the recognition of $5.3 million in operating right-of-use assets and a corresponding total of $5.2 million in total operating lease liabilities on the Company’s balance sheet, and (2) the additional presentation and disclosure requirements that are further discussed in Note 7 “Leases”. Prior to the adoption of ASC 842, operating leases were not included on the balance sheets.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the methodology for measuring credit losses of financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted, however the Company anticipates adopting ASU 2016-13 effective January 1, 2020. The Company is in the process of evaluating the impact of the new guidance on the Company's consolidated financial statements and disclosures. However based on a preliminary assessment and as the Company does not hold significant financial instruments, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Revenue Recognition

Nature of Revenue: The Company accounts for revenue contracts with customers by applying the requirements of ASC topic 606, Revenue from Contracts with Customers, ("ASC 606"), which includes the following steps:

•	Identification of the contract, or contracts with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract.
•	Recognition of the revenue when, or as, the Company satisfies a performance obligation.

The Company's primary sources of revenue are web-based software subscriptions, mobile applications, online services, and professional services.

Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue is recognized net of allowances for returns. Revenue is also recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of our revenue is recognized from non-cancellable web-based software subscriptions, online services, professional services, and mobile applications. Subscription revenue is generated from contracts with customers that provide access to hosted software over a contract term without the customer taking possession of the software. Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied. Subscription revenue is generated by all three reportable segments and range from short-term to multi-year contracts. Online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Professional services include implementation services. Online services revenue and professional services revenue are recognized as the services are provided. Expired services are forfeited and revenue is recognized upon expiry.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenue is comprised mainly of unearned revenue related to subscription services which is recognized ratably over the subscription period. Deferred revenue also includes payments for professional services and online services to be performed in the future which are earned as revenue when the service is provided. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, contract backlog is not material. See Note 10 "Revenue and Deferred Revenue" for additional disclosures.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes ("ASC 740"), which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. See Note 15 "Income Taxes" for additional disclosures.

Deferred Tax Valuation Allowance

The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of March 31, 2019. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.

Fair Value of Financial Instruments

The Company values its assets and liabilities using the methods of fair value as described in ASC topic 820, Fair Value Measurements, ("ASC 820"). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC topic 718, Compensation—Stock Compensation ("ASC 718"). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date. For options granted with service and/or performance conditions, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model which require the use of estimates, including future stock price volatility, expected term and forfeitures.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As the Company does not have sufficient historical option exercise experience that spans the full 10 -year contractual term for determining the expected term of options granted, the Company estimates the expected term of options using a combination of historical information and the simplified method for estimating the expected term. The Company uses its own historical stock price data to estimate its forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statements of operations on a straight-line basis over the requisite service period, which is the vesting period. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. See Note 12 "Stock-Based Compensation" for additional disclosures.

Basic and Diluted Net Loss Per Share

Net loss per share is computed under the provisions of ASC topic 260, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted computation when dilutive. Potentially dilutive shares are computed using the treasury stock method and primarily consist of shares issuable upon the exercise of stock options, restricted stock awards, restricted stock units and conversion of shares of preferred stock. Common stock equivalent shares are excluded from the diluted computation if their effect is anti-dilutive. When there is a net loss, there is a presumption that there are no dilutive shares as these would be anti-dilutive. See Note 14 "Basic and Diluted Net Loss Per Share" for additional disclosures.

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

The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three months ended March 31,
	2019	2018
Net loss	$(544)	$(6,402)
Foreign currency translation gain	213	529
Comprehensive loss	$(331)	$(5,873)

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' deficit. For the three months ended March 31, 2019 and 2018, the Company's comprehensive loss consisted of net loss and foreign currency translation gains.

The other comprehensive income presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive income due to the presence of a full valuation allowance for each of the three months ended March 31, 2019 and 2018.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense consisted of the following (in thousands):

	Three months ended March 31,
	2019	2018
Advertising costs	$4,735	$6,018

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of May 7, 2019.

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

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of May 7, 2019, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

3. INVENTORY

Inventory consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Raw materials	$1,023	$797
Finished goods	740	136
Total inventory	$1,763	$933

4. PROPERTY AND EQUIPMENT

The Company capitalizes certain internal use software costs into property and equipment. Capitalized internal use software costs consisted of the following (in thousands):

	Three months ended March 31,
	2019	2018
Capitalized internal use software	$4,628	$3,923

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three months ended March 31,
	2019	2018
Cost of revenue	$2,402	$1,860
Sales and marketing	184	181
Research and development	2	2
General and administrative	553	576
Total depreciation	$3,141	$2,619

5. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total
Gross Carrying Amount	$12,322	$13,432	$25,689	$312	$51,755
Accumulated Amortization/Impairment	(1,715)	(12,505)	(21,380)	(305)	(35,905)
Balance as of January 1, 2019	$10,607	$927	$4,309	$7	$15,850

Gross Carrying Amount	$12,313	$13,367	$25,621	$312	$51,613
Accumulated Amortization/Impairment	(1,706)	(12,586)	(21,547)	(312)	(36,151)
Balance as of March 31, 2019	$10,607	$781	$4,074	$—	$15,462

* Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of January 1, 2019 and March 31, 2019, the Rosetta Stone tradename comprised the entire tradename/trademark net carrying amount of $10.6 million.

Amortization Expense for the Long-lived Intangible Assets

The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three months ended March 31,
	2019	2018
Cost of revenue	$146	$146
Sales and marketing	235	481
Research and development	7	364
General and administrative	—	—
Total	$388	$991

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining months of 2019 and years thereafter (in thousands):

As of March 31, 2019
2019 - remaining	$1,145
2020	1,282
2021	940
2022	940
2023	548
Thereafter	—
Total	$4,855

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment Reviews of Intangible Assets

The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of March 31, 2019 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

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

The following table shows the balance and changes in goodwill for the Company's operating segments for the three months ended March 31, 2019 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2019
Gross Goodwill	$9,962	$39,277	$27,514	$76,753
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2019	$9,962	$39,277	$—	$49,239

Effect of change in foreign currency rate	—	(239)	—	(239)

Balance as of March 31, 2019
Gross Goodwill	$9,962	$39,038	$27,514	$76,514
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of March 31, 2019	$9,962	$39,038	$—	$49,000

The Company routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company's internal control framework. The Company's reporting units with goodwill balances were evaluated to determine if a triggering event has occurred. As of March 31, 2019, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in 2019 in connection with the interim review.

7. LEASES

As discussed in Note 2 "Summary of Significant Accounting Policies," the Company adopted ASC 842 effective January 1, 2019. The Company elected the comparatives under 840 option and prior comparative information continues to be reported under the accounting standards in effect for those periods; accordingly prior comparative period information has not been restated.

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Some leases include options to extend or terminate the lease, which are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases

The Company leases office space and parking spaces under operating lease arrangements with remaining lease terms that range from 4 to 60 months. Under ASC 842, operating lease right-of-use assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Operating right-of-use assets are calculated as the sum of (1) initial measurement of lease liability, (2) initial direct costs, and (3) lease payments made to lessor at or before lease commencement date, less any lease incentives received. The operating right-of-use assets are classified as non-current assets.

As the Company’s operating leases do not provide an implicit rate, the Company’s incremental borrowing rate is used based on the information available at the later of the date of initial application or the lease commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate was derived from the credit facility arrangement that is described in Note 8 “Borrowing Arrangements”.

The majority of the Company’s operating leases are triple net leases where the Company pays a single fixed payment for rent and reimburses the lessor for the Company’s share of property taxes, insurance, and common area maintenance (“CAM”) costs. Typical CAM costs include snow removal, landscaping, janitorial services, maintenance of common areas, etc. CAM charges can be based on actual costs incurred by the landlord or an allocated portion of total CAM performed for the property. There is generally very little variability in these payments.

Finance Leases (formerly referred to as capital leases)

As a result of a 2014 acquisition, the Company assumed a finance lease for a building in France. Additionally, the Company occasionally enters into finance leases for office equipment. The remaining term of the Company’s finance leases range from 4 to 48 months. With the exception of the updated presentation and disclosure requirements, adoption of ASC 842 did not impact the accounting for finance leases.

Finance lease right-of-use assets of $2.2 million and $2.4 million are included in “Property and Equipment” on the Company’s March 31, 2019 and December 31, 2018 balance sheets, respectively. Current finance lease liabilities of $0.4 million and $0.5 million, are included in “Other current liabilities” and non-current finance lease liabilities of $1.2 million and $1.3 million, are included in “Other long-term liabilities” on the March 31, 2019 and December 31, 2018 balance sheets, respectively.

Lease amortization expense associated with the Company’s finance leases are recognized in general and administrative expense on the statement of operations. The following table summarizes supplemental information related to finance lease costs as indicated (in thousands):

Three months ended March 31, 2019
Amortization of right-to-use assets	$113
Interest on lease liabilities	17
Finance lease cost	$130

The following table summarizes undiscounted future operating and finance lease payments as of March 31, 2019 and for the five years thereafter (in thousands):

As of March 31, 2019	Operating Leases	Finance Leases
2019 - remaining	$1,567	$386
2020	1,314	511
2021	1,098	508
2022	1,088	381
2023	892	1
2024	37	—
Thereafter	—	—
Total undiscounted lease payments	5,996	1,787
Less: imputed interest	584	142
Total	$5,412	$1,645

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes supplemental information related to operating and finance leases as indicated below:

	Three months ended March 31, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in months)	46.0	45.0
Weighted-average discount rate	5.5%	4.8%

Prior to January 1, 2019, the Company accounted for its operating and capital leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"). During the three months ended March 31, 2018, the Company recognized $0.6 million in expense under operating leases under ASC 840. The following table summarizes future minimum operating lease and finance lease payments as of December 31, 2018 (prior to the adoption of ASC 842) and for the five years thereafter (in thousands):

As of December 31, 2018	Operating Leases	Finance Leases
2019	$2,334	$525
2020	1,155	520
2021	948	517
2022	977	388
2023	743	1
Thereafter	—	—
Total minimum lease payments	$6,157	$1,951
Less amount representing interest		164
Present value of net minimum lease payments		$1,787

8. BORROWING ARRANGEMENTS

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. Effective as of March 4, 2019, the Company is required to maintain compliance with a minimum liquidity coverage ratio of 1.75 and minimum financial performance requirements, as defined in the credit facility. As of March 31, 2019, the Company was in compliance with all covenants.

The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.

As of March 31, 2019, there were no borrowings outstanding. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of
	March 31, 2019	December 31, 2018
Accrued marketing expenses	$3,212	$4,382
Accrued professional and consulting fees	1,767	1,273
Sales return reserve	279	579
Sales, withholding, and property taxes payable	3,239	3,391
Other	2,200	4,300
Total Other current liabilities	$10,697	$13,925

10. REVENUE AND DEFERRED REVENUE

The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2019	$21,950	$113,378	$49,507
Increase/(decrease), net	(8,212)	(13,935)	(2,696)
Ending balance as of March 31, 2019	$13,738	$99,443	$46,811

The amount of revenue recognized in the three months ended March 31, 2019 that was included in the opening January 1, 2019 deferred revenue balance was $40.4 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of March 31, 2019 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	As of March 31, 2019
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$37,163	$28,902	$7,619	$614	$28
E&E Language	51,301	36,724	8,404	1,914	4,259
Consumer Language	57,790	33,817	10,677	1,766	11,530
Total	$146,254	$99,443	$26,700	$4,294	$15,817

In 2017, the Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of March 31, 2019, deferred revenue associated with SOURCENEXT totaled $15.9 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.

See Note 16 - “Segment Information” for further information on the disaggregation of revenue, including revenue by reportable segment and geographic area.

11. COMMITMENTS AND CONTINGENCIES

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

The 2009 plan expired on February 27, 2019. On March 30, 2019, the Company’s Board of Directors approved the 2019 Omnibus Incentive Plan, which is subject to stockholder approval at the 2019 Annual Meeting to be held on May 16, 2019.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the three months ended March 31, 2019 and March 31, 2018, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

	Three months ended March 31,
	2019	2018
Expected stock price volatility	none	39.8%
Expected term of options	none	6 years
Expected dividend yield	none	—
Risk-free interest rate	none	2.73%

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

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three months ended March 31,
	2019	2018
Cost of revenue	$(32)	$(52)
Sales and marketing	202	(101)
Research & development	23	(16)
General and administrative	1,027	752
Total	$1,220	$583

The following table presents the future stock-based compensation expense, net of forfeitures, for each equity award category as of March 31, 2019 and the weighted average period over which the expense will be recognized:

	Service-based Restricted Stock Awards	Service-based Stock Options	Restricted Stock Units	Performance Stock Units
Unrecognized compensation expense, net of forfeitures (in thousands)	$3,767	$282	$120	$3,471
Weighted average period over which the above expense will be recognized (in years)	2.76	0.76	1.12	1.68

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's service-based restricted stock award activity from January 1, 2019 to March 31, 2019:

	Service-based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested service-based awards, January 1, 2019	400,952	$10.72	$4,299,689
Service-based awards granted	160,631	15.28
Service-based awards vested	(126,355)	10.19
Service-based awards cancelled	(22,596)	10.67
Non-vested Service-based awards, March 31, 2019	412,632	12.66	5,225,035

The following table summarizes the Company's weighted average grant date fair value and vested fair value for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31,
	2019	2018
Weighted-average grant-date fair value of service-based restricted stock awards granted	$15.28	$13.81
Fair value of service-based restricted stock awards vested (in thousands)	$1,981	$1,500

Performance-Based Restricted Stock Units

Beginning in the first quarter of 2017, the Company began granting annual performance-based restricted stock units ("PSUs") to certain employees which will become earned or eligible to vest based on the Company's achievement of certain pre-defined key operating performance goals during a one to three -year period. The number of PSUs earned or eligible to vest following the performance period is subject to approval by the Compensation Committee of the Board of Directors. Once earned, certain PSUs are then subject to additional service and vesting requirements, while certain PSUs vest shortly after being earned. PSUs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results relative to target, actual issuance of PSUs can be eligible for vest anywhere between a maximum of 200% and 0% of the target number of PSUs originally granted.

The following table summarizes the Company's PSU activity from January 1, 2019 to March 31, 2019:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2019	659,660	$11.59	$10,818,424
PSUs granted	268,737	15.21
PSUs vested	(144,025)	9.99
PSUs cancelled	(142,971)	10.96
Non-vested PSUs, March 31, 2019	641,401	$13.62	$13,991,211

The following table summarizes the Company's weighted average grant date fair value and fair value of PSUs vested for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31,
	2019	2018
Weighted average grant date fair value of PSUs granted	$15.21	$13.82
Fair value of PSUs vested (in thousands)	$3,120	$374

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service-Based Stock Options

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four year period based upon required service conditions and do not have performance or market conditions. The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of March 31, 2019, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount is subject to change based on changes to the fair market value of the Company's common stock.

The following table summarizes the Company's service-based stock option activity from January 1, 2019 to March 31, 2019:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based options outstanding, January 1, 2019	1,401,948	$9.69	6.17	$9,492,949
Service-based options granted	—	—
Service-based options exercised	(66,551)	11.17
Service-based options cancelled	(4,556)	9.06
Service-based options outstanding, March 31, 2019	1,330,841	9.62	5.96	16,298,978
Vested and expected to vest at March 31, 2019	1,328,248	9.63	5.95	16,262,846
Exercisable at March 31, 2019	1,244,037	9.67	5.87	$15,177,974

The following table summarizes the Company's weighted average grant date fair value and intrinsic value of options exercised for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31,
	2019	2018
Weighted average grant date fair value of service-based stock options granted	$—	$5.83
Intrinsic value of options exercised (in thousands)	$1,342	$733

Restricted Stock Units

Restricted stock units are granted to members of the Board of Directors as part of their compensation packages. Restricted stock units to directors convert to common stock following the separation of service with the Company. Director restricted stock units vest quarterly over a one year period from the date of grant. The Company also grants restricted stock units to international employees which typically vest over a four-year period. Restricted stock unit expense is recognized straight-line over the vesting period. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

The following table summarizes the Company's restricted stock unit activity from January 1, 2019 to March 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units outstanding, January 1, 2019	235,905	$11.17	$3,868,842
Units granted	2,483	15.11
Units released	—	—
Units cancelled	—	—
Units outstanding, March 31, 2019	238,388	11.21	5,208,778
Vested and expected to vest at March 31, 2019	237,519	11.19	5,189,781
Vested and deferred at March 31, 2019	228,225	$11.00	$4,986,716

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's weighted average grant date fair value and fair value of units converted for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31,
	2019	2018
Weighted average grant date fair value of restricted stock units granted	$15.11	$13.72
Fair value of restricted stock units converted (in thousands)	$—	$—

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

On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vest 50%, 25% and 25% on April 4, 2017, 2018 and 2019, respectively. As of March 31, 2019, 16,180 PRSAs were unvested and 108,372 PSOs were vested. As of March 31, 2019, no PSOs have been exercised. As of March 31, 2019, future compensation cost related to the non-vested portion of the PRSAs and PSOs not yet recognized in the consolidated statement of operations was minimal.

On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of March 31, 2019, 93,897 MRSAs were unvested and 104,822 MSOs were vested. As of March 31, 2019, no MSOs have been exercised. As of March 31, 2019, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was $0.1 million and is expected to be recognized over a weighted average period of 1.00 years.

13. STOCKHOLDERS' DEFICIT

At March 31, 2019, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2019, the Company had shares of common stock issued of 24,811,635 and shares of common stock outstanding of 23,811,635.

In the first quarter of 2019, the Company issued 36,776 shares of unrestricted common stock in settlement of a previously accrued cash bonus liability; resulting in the reclassification of $0.6 million to additional paid-in capital

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares were repurchased during 2014, 2015, 2016, 2017, 2019 or the three months ended March 31, 2019. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheets. The shares repurchased under this program during the year ended December 31, 2013 were not the result of an accelerated share repurchase agreement. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BASIC AND DILUTED NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Numerator:
Net loss	$(544)	$(6,402)
Denominator:
Basic weighted average shares	23,036	22,425
Diluted weighted average shares	23,036	22,425
Loss per share:
Basic	$(0.02)	$(0.29)
Diluted	$(0.02)	$(0.29)

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

	Three months ended March 31,
	2019	2018
Stock options	721	543
Restricted stock units	232	230
Restricted stocks	551	558
Total common stock equivalent shares	1,504	1,331

Share-based awards to purchase approximately zero and 0.3 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2019 and March 31, 2018, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

15. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2019 is based on the estimated annual effective tax rate for fiscal year 2019. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.

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

Valuation Allowance Recorded for Deferred Tax Assets

As of March 31, 2019, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company has determined the deferred tax assets will not more likely than not be realized.

Evaluation of the remaining jurisdictions as of March 31, 2019, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets in the future and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of March 31, 2019, and December 31, 2018, the Company’s U.S. deferred tax liability was $2.1 million and $2.7 million, respectively, related to its goodwill and indefinite lived intangibles. As of March 31, 2019 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2018. As of March 31, 2019, and December 31, 2018, the Company had no unrecognized tax benefits.

For the three months ended March 31, 2019 the Company recorded an income tax benefit of $0.2 million. In the first quarter of 2019, the state of Virginia adopted an indefinite carry forward of net operating losses resulting in a release of the state valuation allowance and recognition of $0.6 million in state tax benefit. Partially offsetting this benefit was current period income tax expense related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, and China.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended March 31, 2019 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$14,806	$14,443	$15,362	$—	$29,805	$44,611

Cost of revenue	2,458	1,469	1,984	(1)	3,452	5,910
Sales and marketing	6,909	6,846	8,833	30	15,709	22,618
Research and development	1,995	—	—	3,651	3,651	5,646
General and administrative	431	21	(3)	—	18	449
Segment contribution	$3,013	$6,107	$4,548	$(3,680)	$6,975	$9,988
Segment contribution margin %	20.3%	42.3%	29.6%		23.4%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						2,516
Sales and marketing						620
Research and development						92
General and administrative						1,637
Subtotal						4,865

Corporate unallocated expenses, net:
Unallocated general and administrative						6,606
Unallocated non-operating income						(769)
Subtotal						5,837

Loss before income taxes						$(714)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended March 31, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$12,384	$15,436	$14,988	$—	$30,424	$42,808

Cost of revenue	2,008	1,612	3,805	19	5,436	7,444
Sales and marketing	6,228	7,989	9,107	229	17,325	23,553
Research and development	1,815	—	—	3,908	3,908	5,723
General and administrative	461	(55)	(9)	—	(64)	397
Segment contribution	$1,872	$5,890	$2,085	$(4,156)	$3,819	$5,691
Segment contribution margin %	15.1%	38.2%	13.9%		12.6%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						1,990
Sales and marketing						638
Research and development						583
General and administrative						1,332
Subtotal						4,543

Corporate unallocated expenses, net:
Unallocated general and administrative						6,803
Unallocated non-operating expense						286
Subtotal						7,089

Loss before income taxes						$(5,941)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.

The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
United States	$39,830	$36,965
International	4,781	5,843
Total revenue	$44,611	$42,808

The information below summarizes long-lived assets by geographic area classified as held and used as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
United States	$35,482	$34,029
International	2,211	2,376
Total property and equipment, net	$37,693	$36,405

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this "Report") and other statements or presentations made from time to time by the Company, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," "projects," or similar words or phrases. These statements may include, but are not limited to, statements related to: our business strategy; guidance or projections related to revenue, Adjusted EBITDA, sales, and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: the risk that we are unable to execute our business strategy; declining demand for our language learning and literacy solutions; the risk that we are not able to manage and grow our business; the impact of any revisions to our pricing strategy; the risk that we might not succeed in introducing and producing new products and services; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds; the risk that we cannot effectively adapt to and manage complex and numerous technologies; the risk that businesses acquired by us might not perform as expected; and the risk that we are not able to successfully expand internationally. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements risks and uncertainties that are more fully described in the Company's filings with the U.S. Securities and Exchange Committee (SEC), including those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those updated from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019.

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

The Literacy segment derives the majority of its revenue from sales of literacy solutions to educational institutions serving grades K through 12. The Enterprise & Education ("E&E") Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer Language segment derives the majority of revenue from sales of language-learning solutions to individuals and retail partners. Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our E&E Language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; colleges and universities; federal government agencies; corporations; and not-for-profit organizations. Our Consumer Language distribution channel comprises a mix of our call centers, websites, app-stores, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, Best Buy and Staples, consignment distributors such as Software Packaging Associates, and daily deal partners.

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

As of March 31, 2019, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.

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

Components of Our Statements of Operations

Revenue

We derive revenue from sales of language-learning and literacy solutions. Our revenue consists of fees associated with web-based software subscriptions, online services, professional services, and mobile applications. Subscription revenue is generated from contracts with customers that provide access to hosted software over a contract term without the customer taking possession of the software. Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied. Subscription revenue is generated by all three reportable segments and range from short-term to multi-year contracts. Online services are typically sold in short-term service periods and include dedicated online conversational coaching services and access to online communities of language learners. Professional services include training and implementation services. Online services revenue and professional services revenue are recognized as the services are provided. Expired services are forfeited and revenue is recognized upon expiry.

We sell our solutions directly and indirectly to individuals, educational institutions, corporations, and governmental agencies. We sell to enterprise and education organizations primarily through our direct sales force as well as through our network of resellers and organizations who typically gain access to our solutions under a web-based subscription service. We distribute our Consumer Language products predominantly through our direct sales channels, primarily utilizing our websites, mobile applications and call centers, which we refer to as our direct-to-consumer ("DTC") channel. We also distribute our Consumer Language products through select third-party retailers and distributors. For purposes of explaining variances in our revenue, we separately discuss changes in our E&E Language, Literacy, and our Consumer Language segments because the customers and revenue drivers of these channels are different.

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

Cost of Revenue

Cost of revenue primarily represents costs associated with supporting our web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in cost of revenue. Cost of revenue also includes third-party royalty fees, inventory costs and obsolescence and shrinkage.

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

Interest and Other Income (Expense)

Interest and other income (expense) primarily consist of interest income, interest expense, and foreign exchange gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense is primarily related to interest on our finance leases and amortization of deferred financing fees associated with our revolving credit facility. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Other income (expense) can also include the gains and losses associated with non-customer transactions.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary for readers to understand and evaluate our consolidated financial statements contained in this quarterly report on Form 10-Q:

•	Revenue Recognition
•	Stock-based Compensation
•	Goodwill
•	Intangible Assets
•	Valuation of Long-Lived Assets
•	Income Taxes
•	Going Concern Assessment

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 6, 2019.

Results of Operations

Comparison of the three months ended March 31, 2019 and the three months ended March 31, 2018:

The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Revenue	$44,611	$42,808
Cost of revenue	8,426	9,434
Gross profit	36,185	33,374
Operating expenses
Sales and marketing	23,238	24,191
Research and development	5,738	6,306
General and administrative	8,692	8,532
Total operating expenses	37,668	39,029
Loss from operations	(1,483)	(5,655)
Other income and (expense):
Interest income	33	25
Interest expense	(60)	(83)
Other income and (expense)	796	(228)
Total other income and (expense)	769	(286)
Loss before income taxes	(714)	(5,941)
Income tax (benefit) expense	(170)	461
Net loss	$(544)	$(6,402)
Loss per share:
Basic	$(0.02)	$(0.29)
Diluted	$(0.02)	$(0.29)
Common shares and equivalents outstanding:
Basic weighted average shares	23,036	22,425
Diluted weighted average shares	23,036	22,425

The following table sets forth revenue for our three operating segments for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three months ended March 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$14,806	33.2%	$12,384	28.9%	$2,422	19.6%
Enterprise & Education Language	14,443	32.4%	15,436	36.1%	(993)	(6.4)%
Consumer Language	15,362	34.4%	14,988	35.0%	374	2.5%
Total Revenue	$44,611	100.0%	$42,808	100.0%	$1,803	4.2%

Segment Contribution and Segment Contribution Margin
Literacy	$3,013	20.3%	$1,872	15.1%	$1,141	61.0%
Enterprise & Education Language	6,107	42.3%	5,890	38.2%	217	3.7%
Consumer Language	4,548	29.6%	2,085	13.9%	2,463	118.1%
Language Shared Services	(3,680)		(4,156)		476	(11.5)%
Total Segment Contribution	$9,988		$5,691		$4,297	75.5%

Literacy Segment

The increase in Literacy segment revenue reflects sales growth and strong retention rates, which has been positively impacted by increases in our implementation and training services as well as the release of PowerUp in early 2018, which has been incorporated into our suite of Literacy solutions. We anticipate additional investments in product and sales personnel in the Literacy business to grow this segment and achieve scale. Our Literacy business is seasonal and K-12 education sales are typically stronger in the second and third quarters of the calendar year corresponding to the end and beginning of the school district budget years.

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

E&E Language Segment

Within E&E Language segment revenue, the North America K-12 category was flat with nearly all of the decline in the enterprise category. Within the enterprise category, the corporate and reseller sales channels contributed to the slight decline in E&E Language revenue. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.

Before shared Language research and development expense, the E&E Language segment contribution dollar and margin increased on lower direct sales and marketing costs and lower direct cost of sales.

Consumer Language Segment

Consumer Language segment revenue increased slightly as app store revenue was higher, partially offset by a decrease in retail channel revenue. We expect to invest in mobile and English-learning to drive growth in this segment. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin improvements were primarily due to lower direct cost of sales and lower direct sales and marketing expenses. The decrease in cost of revenue was primarily due to the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment which did not recur in 2019.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three months ended March 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
United States	$39,830	89.3%	$36,965	86.4%	$2,865	7.8%
International	4,781	10.7%	5,843	13.6%	(1,062)	(18.2)%
Total revenue	$44,611	100.0%	$42,808	100.0%	$1,803	4.2%

United States Revenue

United States revenue increased due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue.

International Revenue

Approximately $0.4 million of the decrease in international revenue reflects the absence of FitBrains subscription revenue associated with our Canadian brain fitness consumer business that was shuttered in 2018. Revenue in the E&E Language France and Spain education business declined $0.3 million due to the exit of those unprofitable geographies in 2016.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three months ended March 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue	$44,611	100.0%	$42,808	100.0%	$1,803	4.2%
Cost of revenue	8,426	18.9%	9,434	22.0%	(1,008)	(10.7)%
Gross profit	$36,185	81.1%	$33,374	78.0%	$2,811	8.4%

Cost of Revenue

The decrease in cost of revenue was primarily due to the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment which did not recur in 2019. Despite the absence of inventory charges in 2019, we expect cost of revenue will increase in the near term to support growth in the Literacy and Language segments.

Gross Profit

The increase in gross profit and gross profit percentage were primarily attributable to the increases in revenue previously discussed and the reduction in inventory obsolescence charges in cost of revenue.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three months ended March 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$23,238	52.1%	$24,191	56.5%	$(953)	(3.9)%
Research and development	5,738	12.9%	6,306	14.7%	(568)	(9.0)%
General and administrative	8,692	19.5%	8,532	19.9%	160	1.9%
Total operating expenses	$37,668		$39,029		$(1,361)	(3.5)%

Sales and Marketing Expenses

The slight decrease in sales and marketing expense was primarily due to lower media spend in the Language segments. In the near term, we expect sales and marketing expense to increase.

Research and Development Expenses

Research and development decreased slightly as more of our internal-use software development costs were capitalized related to development initiatives in Literacy and Language.

General and Administrative Expenses

General and administrative expenses were up slightly, which is a trend we expect will continue in the near term.

Interest and Other Income (Expense)

	Three months ended March 31,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income	$33	$25	$8	32.0%
Interest expense	(60)	(83)	23	(27.7)%
Other income and (expense)	796	(228)	1,024	(449.1)%
Total other income and (expense)	$769	$(286)	$1,055	(368.9)%

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our financing leases and the recognition of our financing fees associated with our credit facility. The change in other income and (expense) was primarily attributable to a $1.4 million gain on the sale of certain idle assets in the first quarter of 2019, offset by foreign exchange fluctuations.

Income Tax (Benefit) Expense

	Three months ended March 31,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(170)	$461	$(631)	(136.9)%

In the first quarter of 2019, the state of Virginia adopted an indefinite carry forward of net operating losses resulting in a release of our state valuation allowance and recognition of $0.6 million in state tax benefit. Partially offsetting this benefit was current period income tax expense related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, and China. For the three months ended March 31, 2019, our worldwide effective tax rate was 23.8%.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity at March 31, 2019, consisted of $28.3 million in cash and cash equivalents and short-term investments. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.

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

As of the date of this filing, no borrowings are outstanding under the revolving credit agreement. We are subject to certain financial and restrictive covenants as defined in the credit facility As of March 31, 2019, we were in compliance with all of the covenants under the revolving credit agreement. We intend to make use of our credit facility to meet seasonal cash flow needs. These borrowings are expected to be repaid during the second half of the year.

The total amount of cash that was held by foreign subsidiaries as of March 31, 2019 was $5.3 million. As of March 31, 2019, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

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

Cash Flow Analysis

	Three months ended March 31,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(6,567)	$(418)	$(6,149)	1471.1%
Net cash used in investing activities	$(3,718)	$(3,948)	$230	(5.8)%
Net cash provided by financing activities	$632	$352	$280	79.5%

Net Cash Used in Operating Activities

Net cash used in operating activities was higher in the first quarter of 2019 as compared to the first quarter of 2018. One factor impacting the increase in cash used in operating activities was the timing of cash receipts from our contractual relationship with SOURCENEXT whereby we received one-time cash inflows of approximately $4.5 million in the first quarter of 2018. Additionally, lower bookings in the fourth quarter 2018 as compared to the fourth quarter 2017, resulted in less cash collection from accounts receivable in the subsequent quarters, primarily in the language businesses.

Net Cash Used in Investing Activities

Net cash used in investing activities was lower in the first quarter of 2019 as compared to the first quarter of 2018. Proceeds from the sale of non-current assets in the first quarter 2019 of $1.0 million contributed to this favorable variance and was partially offset by higher amounts capitalized as internal-use software during the first quarter of 2019.

Net Cash Provided by Financing Activities

There was a favorable change in net cash provided by financing activities driven by an increase in proceeds from the exercise of stock options in the first quarter of 2019 as compared to first quarter of 2018.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 "Commitments and Contingencies" of Part I – Item 1, Financial Statements – for information about our legal proceedings.

Item 1A.    Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 6, 2019 with the SEC for the period ended December 31, 2018. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.

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

We have completed our transition to a 100% SaaS-based model for our Consumer Language business and sell our solutions as subscriptions, rather than packaged software, which could negatively affect our revenue, results of operations and cash flow.

Historically, we have predominantly sold our packaged software programs under a perpetual license for a single upfront fee and recognized 65-90% of the revenue at the time of sale. Our online and app-based products are sold under different subscription terms, from short-term (less than one year), to long-term (typically 12- to 24-months) subscriptions with a corresponding license term, and lifetime subscriptions without a fixed duration. Online and app-based subscription customers could be less likely to renew their subscriptions beyond the initial term and lifetime subscribers have no need to renew with the effect that we could earn less revenue over time from each customer than historically which could have a substantially negative impact on our revenue, results of operations and cash flow in any quarterly reporting period.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as "Brexit"). The referendum was advisory, and by the terms of the Treaty on European Union, withdrawal is subject to a negotiation period that was scheduled to expire in March 2019 but has been extended through October 2019. The ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results, and cash flows. Additionally, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, the United Kingdom and the European Union make to retain access to each other's respective markets either during a transitional period or more permanently. Any of these effects, among others, could materially adversely affect our business, business opportunities, results of operations, and financial condition.

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

Our revolving credit facility contains financial and other restrictive covenants and the failure to comply with such covenants could prevent us from borrowing funds, and could cause any outstanding debt to become immediately payable, which might adversely impact our business.

Our revolving credit facility contains a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. During the term of our $15.0 million revolving credit facility, we are also subject to certain financial covenants that require us to maintain a minimum liquidity coverage ratio and minimum financial performance requirements, as defined in the credit agreement. If we are not able to comply with all of these covenants, for any reason, we would not be able to borrow funds under the facility, and some or all of any outstanding debt could become immediately due and payable which could have a material adverse effect on our liquidity and ability to conduct our business.

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

10.1

Seventh Amendment to Loan and Security Agreement dated as of March 4, 2019 between Silicon Valley Bank and Rosetta Stone Ltd. and Lexia Learning Systems LLC (incorporated herein by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

32**

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

Date: May 7, 2019