Form 10-Q
period 2019-06-30
ROSETTA STONE INC
filed 2019-08-06
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019, there were 24,030,865 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$20,773	$38,092
Restricted cash	33	82
Accounts receivable (net of allowance for doubtful accounts of $398 and $372 at June 30, 2019 and December 31, 2018, respectively)	25,660	21,950
Inventory	1,652	933
Deferred sales commissions	10,103	11,597
Prepaid expenses and other current assets	4,773	4,041
Total current assets	62,994	76,695
Deferred sales commissions	6,096	6,933
Property and equipment, net	39,891	36,405
Operating lease right-of-use assets	6,373	—
Intangible assets, net	15,080	15,850
Goodwill	49,162	49,239
Other assets	1,870	2,136
Total assets	$181,466	$187,258
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,472	$8,938
Accrued compensation	7,444	9,046
Income tax payable	283	328
Operating lease liabilities	1,611	—
Borrowings under credit facility	9,900	—
Other current liabilities	12,278	13,925
Deferred revenue	94,170	113,378
Total current liabilities	134,158	145,615
Deferred revenue	48,661	49,507
Deferred income taxes	2,261	2,776
Operating lease liabilities	4,657	—
Other long-term liabilities	1,099	1,368
Total liabilities	190,836	199,266
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 25,017 and 24,426 shares issued, and 24,017 and 23,426 shares outstanding, at June 30, 2019 and December 31, 2018, respectively)	2	2
Additional paid-in capital	208,396	202,355
Treasury stock, at cost; 1,000 and 1,000 shares at June 30, 2019 and December 31, 2018, respectively)	(11,435)	(11,435)
Accumulated loss	(202,943)	(199,592)
Accumulated other comprehensive loss	(3,390)	(3,338)
Total stockholders' deficit	(9,370)	(12,008)
Total liabilities and stockholders' deficit	$181,466	$187,258

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$45,942	$43,502	$90,553	$86,310
Cost of revenue	8,861	7,930	17,287	17,364
Gross profit	37,081	35,572	73,266	68,946
Operating expenses
Sales and marketing	25,800	24,874	49,038	49,065
Research and development	5,776	6,019	11,514	12,325
General and administrative	8,566	8,324	17,258	16,856
Total operating expenses	40,142	39,217	77,810	78,246
Loss from operations	(3,061)	(3,645)	(4,544)	(9,300)
Other income and (expense):
Interest income	9	23	42	48
Interest expense	(99)	(81)	(159)	(164)
Other income and (expense)	519	(1)	1,315	(229)
Total other income and (expense)	429	(59)	1,198	(345)
Loss before income taxes	(2,632)	(3,704)	(3,346)	(9,645)
Income tax expense	175	454	5	915
Net loss	$(2,807)	$(4,158)	$(3,351)	$(10,560)
Loss per share:
Basic	$(0.12)	$(0.18)	$(0.14)	$(0.47)
Diluted	$(0.12)	$(0.18)	$(0.14)	$(0.47)
Common shares and equivalents outstanding:
Basic weighted average shares	23,455	22,663	23,247	22,561
Diluted weighted average shares	23,455	22,663	23,247	22,561

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(2,807)	$(4,158)	$(3,351)	$(10,560)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(265)	(610)	(52)	(81)
Other comprehensive loss	(265)	(610)	(52)	(81)
Comprehensive loss	$(3,072)	$(4,768)	$(3,403)	$(10,641)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,351)	$(10,560)
Non-cash adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	2,576	1,936
Loss on foreign currency transactions	191	120
Bad debt expense	123	61
Depreciation and amortization	6,986	7,089
Operating lease costs	1,059	—
Deferred income tax (benefit) expense	(515)	117
Gain on disposal or sale of assets	(1,394)	(17)
Amortization of deferred financing costs	33	68
Net change in:
Accounts receivable	(3,826)	1,131
Inventory	(718)	1,423
Deferred sales commissions	2,332	1,648
Prepaid expenses and other current assets	(819)	90
Income tax receivable or payable	(49)	(347)
Other assets	(89)	(401)
Accounts payable	(466)	1,609
Accrued compensation	(1,027)	(4,588)
Other current liabilities	(1,324)	(3,548)
Operating lease liabilities	(1,060)	—
Other long-term liabilities	(31)	—
Deferred revenue	(20,045)	(10,565)
Net cash used in operating activities	(21,414)	(14,734)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,709)	(8,136)
Proceeds from sale of assets	1,396	17
Net cash used in investing activities	(8,313)	(8,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,887	1,316
Proceeds from borrowings under credit facility	10,500	—
Repayments of borrowings under credit facility	(600)	—
Payment of deferred financing costs	(47)	—
Payments under financing lease liabilities	(222)	(225)
Net cash provided by financing activities	12,518	1,091
Decrease in cash, cash equivalents, and restricted cash	(17,209)	(21,762)
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(159)	(276)
Net decrease in cash, cash equivalents, and restricted cash	(17,368)	(22,038)
Cash, cash equivalents, and restricted cash—beginning of period	38,174	43,036
Cash, cash equivalents, and restricted cash—end of period	$20,806	$20,998
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$126	$97
Income taxes, net of refund	$575	$1,028
Noncash operating, investing and financing activities:
Accrued liability for purchase of property and equipment	$1,341	$1,068

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Deficit
Balance—January 1, 2019	22,912	$2	$202,355	$(11,435)	$(199,592)	$(3,338)	$(12,008)
Stock issued upon the exercise of stock options	67	—	744	—	—	—	744
Restricted stock award and performance stock unit vesting	270	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	37	—	576	—	—	—	576
Stock-based compensation expense	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	(544)	—	(544)
Other comprehensive income	—	—	—	—	—	213	213
Balance—March 31, 2019	23,286	$2	$204,895	$(11,435)	$(200,136)	$(3,125)	$(9,799)
Stock issued upon the exercise of stock options	206	—	2,145	—	—	—	2,145
Restricted stock award and performance stock unit vesting	70	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,356	—	—	—	1,356
Net loss	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	(265)	(265)
Balance—June 30, 2019	23,562	$2	$208,396	$(11,435)	$(202,943)	$(3,390)	$(9,370)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Equity / (Deficit)
Balance—January 1, 2018	22,316	$2	$195,644	$(11,435)	$(178,890)	$(2,898)	$2,423
Stock issued upon the exercise of stock options	54	—	467	—	—	—	467
Restricted stock award and performance stock unit vesting	167	—	—	—	—	—	—
Stock-based compensation expense	—	—	583	—	—	—	583
Net loss	—	—	—	—	(6,402)	—	(6,402)
Cumulative effect adjustment - adoption of ASC 606	—	—	—	—	771	—	771
Other comprehensive income	—	—	—	—	—	529	529
Balance—March 31, 2018	22,537	$2	$196,694	$(11,435)	$(184,521)	$(2,369)	$(1,629)
Stock issued upon the exercise of stock options	85	—	850	—	—	—	850
Restricted stock award and performance stock unit vesting	147	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,352	—	—	—	1,352
Net loss	—	—	—	—	(4,158)	—	(4,158)
Other comprehensive loss	—	—	—	—	—	(610)	(610)
Balance—June 30, 2018	22,769	$2	$198,896	$(11,435)	$(188,679)	$(2,979)	$(4,195)

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 6, 2019. The June 30, 2019 consolidated balance sheet included herein includes account balances as of December 31, 2018 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.

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

Except as noted above, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at June 30, 2019 and December 31, 2018, the Company’s results of operations and stockholders’ equity activity for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and June 30, 2018 have been made. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. All references to June 30, 2019 or to the three and six months ended June 30, 2019 and 2018 in the notes to the consolidated financial statements are unaudited.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period: During 2019, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was further amended by additional ASUs that collectively created ASC 842. Under ASC 842, entities are required to record most leases on their balance sheets. A lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lease expense recognition guidance was largely unchanged. ASC 842 was effective for the Company on January 1, 2019 and was adopted on that date using the modified retrospective approach and the Company elected the comparatives under 840 option. In accordance with the standard, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. ASC 842 provided a package of practical expedients that allow an entity to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing leases. The Company elected to apply the package of practical expedients and adoption of ASC 842 did not result in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impacts of ASC 842 adoption as of January 1, 2019 related to (1) the recognition of $5.3 million in operating right-of-use assets and a corresponding total of $5.2 million in total operating lease liabilities on the Company’s balance sheet, and (2) the additional presentation and disclosure requirements that are further discussed in Note 7 “Leases”. Prior to the adoption of ASC 842, operating leases were not included on the balance sheets.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payment terms and conditions vary by contract type and customer. For the E&E Language and Literacy segments, payment terms generally range from 30 to 90 days. In the Consumer Language segment, resellers and mobile app stores are generally granted payment terms between 30 to 45 days. Within Consumer Language, sales to end customers via the Rosetta Stone ecommerce website are done by credit card, which generally are settled within 7-10 days and may be made in installments. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services and not to provide customers with financing.

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

Deferred Tax Valuation Allowance

The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of June 30, 2019. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.

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

Stock options are granted to directors with a 10 -year contractual term. The Company estimates the expected term of stock options using historical grant and exercise information. The Company uses its own historical stock price data to estimate its forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

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

The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(2,807)	$(4,158)	$(3,351)	$(10,560)
Foreign currency translation loss	(265)	(610)	(52)	(81)
Comprehensive loss	$(3,072)	$(4,768)	$(3,403)	$(10,641)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' deficit. For the three and six months ended June 30, 2019 and 2018, the Company's comprehensive loss consisted of net loss and foreign currency translation losses.

The other comprehensive loss presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive loss due to the presence of a full valuation allowance for each of the three and six months ended June 30, 2019 and 2018.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Advertising costs	$6,463	$5,676	$11,198	$11,694

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of August 6, 2019.

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

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of August 6, 2019, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

3. INVENTORY

Inventory consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Raw materials	$897	$797
Finished goods	755	136
Total inventory	$1,652	$933

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

The Company capitalizes certain internal use software costs into property and equipment. Capitalized internal use software costs consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Capitalized internal use software	$4,810	$3,909	$9,438	$7,832

Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of revenue	$2,357	$1,908	$4,759	$3,768
Sales and marketing	175	231	359	412
Research and development	15	2	17	4
General and administrative	528	529	1,081	1,105
Total depreciation expense	$3,075	$2,670	$6,216	$5,289

5. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total
Gross Carrying Amount	$12,322	$13,432	$25,689	$312	$51,755
Accumulated Amortization/Impairment	(1,715)	(12,505)	(21,380)	(305)	(35,905)
Balance as of January 1, 2019	$10,607	$927	$4,309	$7	$15,850

Gross Carrying Amount	$12,319	$13,411	$25,667	$312	$51,709
Accumulated Amortization/Impairment	(1,712)	(12,777)	(21,828)	(312)	(36,629)
Balance as of June 30, 2019	$10,607	$634	$3,839	$—	$15,080

*

Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of January 1, 2019 and June 30, 2019, the Rosetta Stone tradename comprised the entire tradename/trademark net carrying amount of $10.6 million.

Amortization Expense for the Long-lived Intangible Assets

The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of revenue	$147	$147	$293	$293
Sales and marketing	235	475	470	956
Research and development	—	188	7	552
General and administrative	—	—	—	—
Total intangible amortization expense	$382	$810	$770	$1,801

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining months of 2019 and years thereafter (in thousands):

As of June 30, 2019
2019 - remaining	$763
2020	1,282
2021	940
2022	940
2023	548
Thereafter	—
Total	$4,473

Impairment Reviews of Intangible Assets

The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of June 30, 2019 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

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

The following table shows the balance and changes in goodwill for the Company's operating segments for the six months ended June 30, 2019 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2019
Gross Goodwill	$9,962	$39,277	$27,514	$76,753
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2019	$9,962	$39,277	$—	$49,239

Effect of change in foreign currency rate	—	(77)	—	(77)

Balance as of June 30, 2019
Gross Goodwill	$9,962	$39,200	$27,514	$76,676
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of June 30, 2019	$9,962	$39,200	$—	$49,162

In connection with the annual goodwill impairment test performed as of June 30, 2019, the Company performed a qualitative goodwill impairment test for its reporting units with remaining goodwill. As of June 30, 2019, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in 2019 in connection with the annual goodwill impairment test.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Leases

The Company leases office space and parking spaces under operating lease arrangements with remaining lease terms that range from 1 to 57 months. Under ASC 842, operating lease right-of-use assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Operating right-of-use assets are calculated as the sum of (1) initial measurement of lease liability, (2) initial direct costs, and (3) lease payments made to lessor at or before lease commencement date, less any lease incentives received. The operating right-of-use assets are classified as non-current assets.

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

Finance Leases (formerly referred to as capital leases)

As a result of a 2014 acquisition, the Company assumed a finance lease for a building in France. Additionally, the Company occasionally enters into finance leases for office equipment. The remaining term of the Company’s finance leases range from 1 to 45 months. With the exception of the updated presentation and disclosure requirements, adoption of ASC 842 did not impact the accounting for finance leases.

Finance lease right-of-use assets of $2.1 million and $2.4 million are included in “Property and Equipment” on the Company’s June 30, 2019 and December 31, 2018 balance sheets, respectively. Current finance lease liabilities of $0.5 million and $0.5 million, are included in “Other current liabilities” and non-current finance lease liabilities of $1.1 million and $1.3 million, are included in “Other long-term liabilities” on the June 30, 2019 and December 31, 2018 balance sheets, respectively.

Lease amortization expense associated with the Company’s finance leases are recognized in general and administrative expense on the statement of operations.

The following table summarizes supplemental statement of operations information related to operating and finance lease costs as indicated (in thousands):

Statement of operations information:	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$533	$1,059

Amortization of right-to-use assets	$113	$226
Interest on lease liabilities	17	34
Finance lease cost	$130	$260

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes supplemental cash flows information related to operating and finance lease costs as indicated (in thousands):

Cash flows information:	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(516)	$(1,060)
Financing cash flows from finance leases	$(112)	$(222)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,315	$1,971
Finance leases	$—	$—

The following table summarizes undiscounted future operating and finance lease payments as of June 30, 2019 and for the five years thereafter (in thousands):

As of June 30, 2019	Operating Leases	Finance Leases
2019 - remaining	$1,044	$259
2020	1,671	517
2021	1,548	514
2022	1,594	386
2023	1,062	1
2024	36	—
Thereafter	—	—
Total undiscounted lease payments	6,955	1,677
Less: imputed interest	687	123
Total	$6,268	$1,554

The following table summarizes supplemental information related to operating and finance leases as indicated below:

	As of June 30, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in months)	47.0	42.0
Weighted-average discount rate	5.5%	4.8%

Prior to January 1, 2019, the Company accounted for its operating and capital leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"). During the three and six months ended June 30, 2018, the Company recognized $0.6 million and $1.2 million in expense under operating leases under ASC 840, respectively. The following table summarizes future minimum operating lease and finance lease payments as of December 31, 2018 (prior to the adoption of ASC 842) and for the five years thereafter (in thousands):

As of December 31, 2018	Operating Leases	Finance Leases
2019	$2,334	$525
2020	1,155	520
2021	948	517
2022	977	388
2023	743	1
Thereafter	—	—
Total minimum lease payments	$6,157	$1,951
Less amount representing interest		164
Present value of net minimum lease payments		$1,787

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BORROWING ARRANGEMENTS

Credit Facility

On October 28, 2014, Rosetta Stone Ltd (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone Inc., executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a credit facility (the “credit facility”). Since the original date of execution, the Company and the Bank have executed several amendments to the credit facility to reflect updates to the Company's financial outlook and extend the credit facility.

On March 4, 2019, the Company executed the seventh amendment to the credit facility. Under the amended agreement, the Company may borrow up to $15.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term that expires on April 1, 2021, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, the Company must have less than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest on borrowings accrues at the Prime Rate and must be paid quarterly.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. Effective as of March 4, 2019, the Company is required to maintain compliance with a minimum liquidity coverage ratio of 1.75 and minimum financial performance requirements, as defined in the credit facility. As of June 30, 2019, the Company was in compliance with all covenants.

The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.

As of June 30, 2019, there was $9.9 million in borrowings outstanding. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

9. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of
	June 30, 2019	December 31, 2018
Accrued marketing expenses	$4,192	$4,382
Accrued professional and consulting fees	1,639	1,273
Sales return reserve	389	579
Sales, withholding, and property taxes payable	3,287	3,391
Other	2,771	4,300
Total other current liabilities	$12,278	$13,925

10. REVENUE AND DEFERRED REVENUE

The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2019	$21,950	$113,378	$49,507
Increase/(decrease), net	3,710	(19,208)	(846)
Ending balance as of June 30, 2019	$25,660	$94,170	$48,661

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of revenue recognized in the three months ended June 30, 2019 that was included in the opening January 1, 2019 deferred revenue balance was $41.9 million. The amount of revenue recognized in the six months ended June 30, 2019 that was included in the opening January 1, 2019 deferred revenue balance was $76.5 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of June 30, 2019 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	As of June 30, 2019
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$34,151	$24,930	$8,600	$596	$25
E&E Language	52,029	36,200	9,506	2,262	4,061
Consumer Language	56,651	33,040	10,122	1,822	11,667
Total	$142,831	$94,170	$28,228	$4,680	$15,753

In 2017, the Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of June 30, 2019, deferred revenue associated with SOURCENEXT totaled $16.2 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION

2009 Omnibus Incentive Plan

On February 27, 2009, the Company's Board of Directors approved the 2009 Omnibus Incentive Plan (the "2009 Plan") that provided the Company the ability to grant up to 2,437,744 of new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. Service, performance and market-based restricted stock awards are considered outstanding at the time of grant as the stockholder is entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Performance units and restricted stock units do not have voting rights. The stock incentive awards and options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. On February 27, 2019, the 2009 plan expired and no additional grants will be made under this plan. Since the establishment of the 2009 Plan, the Board of Directors authorized and the Company's shareholders approved the allocation of additional shares of common stock to the 2009 Plan as follows:

Authorization Dates of 2009 Plan Additions	Number of Common Stock Shares Authorized to 2009 Plan
February 27, 2009	2,437,744
May 26, 2011	1,000,000
May 23, 2012	1,122,930
May 23, 2013	2,317,000
May 20, 2014	500,000
June 12, 2015	1,200,000
May 27, 2017	1,900,000

2019 Omnibus Incentive Plan

On May 16, 2019, the Company's stockholders and Board of Directors approved the 2019 Omnibus Incentive Plan (the "2019 Plan") that provided the Company the ability to grant up to 2,350,000 of new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. Service, performance and market-based restricted stock awards are considered outstanding at the time of grant as the stockholder is entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Performance units and restricted stock units do not have voting rights. The stock incentive awards and options granted under the 2019 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date.

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

For the six months ended June 30, 2019 and June 30, 2018, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

	Six months ended June 30,
	2019	2018
Expected stock price volatility	39.9%	39.0% - 39.8%
Expected term of options	5.1 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	2.16%	2.73% - 2.85%

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

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of revenue	$16	$14	$(16)	$(38)
Sales and marketing	303	337	505	236
Research & development	120	186	143	170
General and administrative	917	816	1,944	1,568
Total stock based compensation expense	$1,356	$1,353	$2,576	$1,936

The following table presents the future stock-based compensation expense, net of forfeitures, for each equity award category as of June 30, 2019 and the weighted average period over which the expense will be recognized:

	Service-based Restricted Stock Awards	Service-based Stock Options	Restricted Stock Units	Performance Stock Units
Unrecognized compensation expense, net of forfeitures (in thousands)	$3,350	$386	$507	$3,200
Weighted average period over which the above expense will be recognized (in years)	2.52	0.70	1.15	1.43

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the Company's service-based restricted stock award activity from January 1, 2019 to June 30, 2019:

	Service-based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested service-based awards, January 1, 2019	400,952	$10.72	$4,299,689
Service-based awards granted	160,631	15.28
Service-based awards vested	(133,059)	10.44
Service-based awards cancelled	(23,693)	10.88
Non-vested Service-based awards, June 30, 2019	404,831	12.62	5,106,943

The following table summarizes the Company's weighted average grant date fair value and vested fair value for the six months ended June 30, 2019 and June 30, 2018:

	Six months ended June 30,
	2019	2018
Weighted-average grant-date fair value of service-based restricted stock awards granted	$15.28	$13.80
Fair value of service-based restricted stock awards vested (in thousands)	$4,088	$2,313

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

The following table summarizes the Company's PSU activity from January 1, 2019 to June 30, 2019:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2019	659,660	$11.59	$10,818,424
PSUs granted	268,737	15.21
PSUs vested	(144,025)	9.99
PSUs cancelled	(142,971)	10.96
Non-vested PSUs, June 30, 2019	641,401	$13.62	$14,650,750

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's weighted average grant date fair value and fair value of PSUs vested for the six months ended June 30, 2019 and June 30, 2018:

	Six months ended June 30,
	2019	2018
Weighted average grant date fair value of PSUs granted	$15.21	$13.81
Fair value of PSUs vested (in thousands)	$3,120	$724

Service-Based Stock Options

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options to directors generally vest quarterly over a one year period based upon required service conditions and do not have performance or market conditions. The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of June 30, 2019, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount is subject to change based on changes to the fair market value of the Company's common stock.

The following table summarizes the Company's service-based stock option activity from January 1, 2019 to June 30, 2019:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based options outstanding, January 1, 2019	1,401,948	$9.69	6.17	$9,492,949
Service-based options granted	30,456	25.66
Service-based options exercised	(272,550)	10.59
Service-based options cancelled	(4,556)	9.06
Service-based options outstanding, June 30, 2019	1,155,298	9.91	6.03	15,093,092
Vested and expected to vest at June 30, 2019	1,150,996	9.88	6.02	15,065,563
Exercisable at June 30, 2019	1,053,038	9.62	5.87	$13,986,166

The following table summarizes the Company's weighted average grant date fair value and intrinsic value of options exercised for the six months ended June 30, 2019 and June 30, 2018:

	Six months ended June 30,
	2019	2018
Weighted average grant date fair value of service-based stock options granted	$9.84	$6.76
Intrinsic value of options exercised (in thousands)	$6,432	$2,089

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's restricted stock unit activity from January 1, 2019 to June 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units outstanding, January 1, 2019	235,905	$11.17	$3,868,842
Units granted	26,066	24.66
Units released	—	—
Units cancelled	—	—
Units outstanding, June 30, 2019	261,971	12.51	5,993,896
Vested and expected to vest at June 30, 2019	259,297	12.40	5,932,722
Vested and deferred at June 30, 2019	235,905	$11.17	$5,397,506

The following table summarizes the Company's weighted average grant date fair value and fair value of units converted for the six months ended June 30, 2019 and June 30, 2018:

	Six months ended June 30,
	2019	2018
Weighted average grant date fair value of restricted stock units granted	$24.66	$16.03
Fair value of restricted stock units converted (in thousands)	$—	$495

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

On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vested 50%, 25% and 25% on April 4, 2017, 2018 and 2019, respectively. As of June 30, 2019, all PRSAs and PSOs were vested. As of June 30, 2019, no PSOs have been exercised.

On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of June 30, 2019, 46,948 MRSAs were unvested and 104,821 MSOs were unvested. As of June 30, 2019, no MSOs have been exercised. As of June 30, 2019, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was less than $0.1 million and is expected to be recognized over a weighted average period of 0.77 years.

13. STOCKHOLDERS' DEFICIT

At June 30, 2019, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2019, the Company had shares of common stock issued of 25,016,537 and shares of common stock outstanding of 24,016,537.

In the first quarter of 2019, the Company issued 36,776 shares of unrestricted common stock in settlement of a previously accrued cash bonus liability; resulting in the reclassification of $0.6 million to additional paid-in capital

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 22, 2013, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $25 million of its outstanding common stock from time to time in the open market or in privately negotiated transactions depending on market conditions, other corporate considerations, debt facility covenants and other contractual limitations, and applicable legal requirements. For the year ended December 31, 2013, the Company paid $11.4 million to repurchase 1,000,000 shares at a weighted average price of $11.44 per share as part of this program. No shares have been repurchased since then.

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

The following table sets forth the computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,807)	$(4,158)	$(3,351)	$(10,560)
Denominator:
Basic weighted average shares	23,455	22,663	23,247	22,561
Diluted weighted average shares	23,455	22,663	23,247	22,561
Loss per share:
Basic	$(0.12)	$(0.18)	$(0.14)	$(0.47)
Diluted	$(0.12)	$(0.18)	$(0.14)	$(0.47)

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options	818	639	787	602
Restricted stock units	244	230	238	230
Restricted stocks	519	490	556	522
Total common stock equivalent shares	1,581	1,359	1,581	1,354

Share-based awards to purchase approximately zero and 0.2 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2019 and June 30, 2018, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive. Share-based awards to purchase approximately zero and 0.2 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the six months ended June 30, 2019 and June 30, 2018, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

15. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2019 is based on the estimated annual effective tax rate for fiscal year 2019. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Valuation Allowance Recorded for Deferred Tax Assets

As of June 30, 2019, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company previously determined in prior periods the deferred tax assets will not more likely than not be realized.

Evaluation of the remaining jurisdictions as of June 30, 2019, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of June 30, 2019, and December 31, 2018, the Company’s U.S. deferred tax liability was $2.2 million and $2.7 million, respectively, related to its goodwill and indefinite lived intangibles. As of June 30, 2019 the Company had foreign net deferred tax liabilities of $0.1 million compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2018. As of June 30, 2019, and December 31, 2018, the Company had no unrecognized tax benefits.

For the six months ended June 30, 2019 the Company recorded income tax expense of nearly zero. In the first quarter of 2019, the state of Virginia adopted an indefinite carry forward of net operating losses resulting in a release of the state valuation allowance and recognition of $0.6 million in state tax benefit. Almost fully offsetting this tax benefit was income tax expense related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, and China

16. SEGMENT INFORMATION

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended June 30, 2019 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$15,101	$14,502	$16,339	$—	$30,841	$45,942

Cost of revenue	2,404	1,698	2,242	(2)	3,938	6,342
Sales and marketing	7,559	6,848	10,430	29	17,307	24,866
Research and development	2,224	—	—	3,360	3,360	5,584
General and administrative	543	108	18	—	126	669
Segment contribution	$2,371	$5,848	$3,649	$(3,387)	$6,110	$8,481
Segment contribution margin %	15.7%	40.3%	22.3%		19.8%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						2,519
Sales and marketing						934
Research and development						192
General and administrative						1,449
Subtotal						5,094

Corporate unallocated expenses, net:
Unallocated general and administrative						6,448
Unallocated non-operating income						(429)
Subtotal						6,019

Loss before income taxes						$(2,632)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended June 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$12,695	$15,356	$15,451	$—	$30,807	$43,502

Cost of revenue	1,872	1,692	2,293	19	4,004	5,876
Sales and marketing	6,757	7,927	8,548	387	16,862	23,619
Research and development	1,732	—	—	3,668	3,668	5,400
General and administrative	511	74	60	—	134	645
Segment contribution	$1,823	$5,663	$4,550	$(4,074)	$6,139	$7,962
Segment contribution margin %	14.4%	36.9%	29.4%		19.9%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						2,054
Sales and marketing						1,255
Research and development						619
General and administrative						1,348
Subtotal						5,276

Corporate unallocated expenses, net:
Unallocated general and administrative						6,331
Unallocated non-operating expense						59
Subtotal						6,390

Loss before income taxes						$(3,704)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the six months ended June 30, 2019 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$29,907	$28,945	$31,701	$—	$60,646	$90,553

Cost of revenue	4,862	3,167	4,226	(3)	7,390	12,252
Sales and marketing	14,468	13,694	19,263	59	33,016	47,484
Research and development	4,219	—	—	7,011	7,011	11,230
General and administrative	974	129	15	—	144	1,118
Segment contribution	$5,384	$11,955	$8,197	$(7,067)	$13,085	$18,469
Segment contribution margin %	18.0%	41.3%	25.9%		21.6%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						5,035
Sales and marketing						1,554
Research and development						284
General and administrative						3,086
Subtotal						9,959

Corporate unallocated expenses, net:
Unallocated general and administrative						13,054
Unallocated non-operating income						(1,198)
Subtotal						11,856

Loss before income taxes						$(3,346)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the six months ended June 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$25,079	$30,792	$30,439	$—	$61,231	$86,310

Cost of revenue	3,880	3,304	6,098	38	9,440	13,320
Sales and marketing	12,985	15,916	17,655	616	34,187	47,172
Research and development	3,547	—	—	7,576	7,576	11,123
General and administrative	972	19	51	—	70	1,042
Segment contribution	$3,695	$11,553	$6,635	$(8,230)	$9,958	$13,653
Segment contribution margin %	14.7%	37.5%	21.8%		16.3%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						4,044
Sales and marketing						1,893
Research and development						1,202
General and administrative						2,680
Subtotal						9,819

Corporate unallocated expenses, net:
Unallocated general and administrative						13,134
Unallocated non-operating expense						345
Subtotal						13,479

Loss before income taxes						$(9,645)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.

The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
United States	$41,179	$37,759	$81,009	$74,724
International	4,763	5,743	9,544	11,586
Total revenue	$45,942	$43,502	$90,553	$86,310

The information below summarizes long-lived assets by geographic area classified as held and used as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
United States	$37,763	$34,029
International	2,128	2,376
Total property and equipment, net	$39,891	$36,405

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

As of June 30, 2019, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.

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

Interest and Other Income (Expense)

Interest and other income (expense) primarily consist of interest income, interest expense, and foreign exchange gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense is primarily related to interest on our finance leases, interest on borrowings associated with our credit facility, and amortization of deferred financing fees associated with our credit facility. Fluctuations in foreign currency exchange rates in our foreign subsidiaries cause foreign exchange gains and losses. Other income (expense) can also include the gains and losses associated with non-customer transactions.

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

For our annual goodwill test performed at June 30, we began our annual test with the qualitative test. As of June 30, 2019, we concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in connection with the annual impairment test. For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part II, Item 1A of this Report. Accordingly, we cannot provide assurance that the assumptions, estimates and values used in our assessment will be realized and actual results could vary materially.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$45,942	$43,502	$90,553	$86,310
Cost of revenue	8,861	7,930	17,287	17,364
Gross profit	37,081	35,572	73,266	68,946
Operating expenses
Sales and marketing	25,800	24,874	49,038	49,065
Research and development	5,776	6,019	11,514	12,325
General and administrative	8,566	8,324	17,258	16,856
Total operating expenses	40,142	39,217	77,810	78,246
Loss from operations	(3,061)	(3,645)	(4,544)	(9,300)
Other income and (expense):
Interest income	9	23	42	48
Interest expense	(99)	(81)	(159)	(164)
Other income and (expense)	519	(1)	1,315	(229)
Total other income and (expense)	429	(59)	1,198	(345)
Loss before income taxes	(2,632)	(3,704)	(3,346)	(9,645)
Income tax expense	175	454	5	915
Net loss	$(2,807)	$(4,158)	$(3,351)	$(10,560)
Loss per share:
Basic	$(0.12)	$(0.18)	$(0.14)	$(0.47)
Diluted	$(0.12)	$(0.18)	$(0.14)	$(0.47)
Common shares and equivalents outstanding:
Basic weighted average shares	23,455	22,663	23,247	22,561
Diluted weighted average shares	23,455	22,663	23,247	22,561

Comparison of the three months ended June 30, 2019 and the three months ended June 30, 2018:

The following table sets forth revenue for our three operating segments for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$15,101	32.9%	$12,695	29.2%	$2,406	19.0%
Enterprise & Education Language	14,502	31.6%	15,356	35.3%	(854)	(5.6)%
Consumer Language	16,339	35.5%	15,451	35.5%	888	5.7%
Total Revenue	$45,942	100.0%	$43,502	100.0%	$2,440	5.6%

Segment Contribution and Segment Contribution Margin
Literacy	$2,371	15.7%	$1,823	14.4%	$548	30.1%
Enterprise & Education Language	5,848	40.3%	5,663	36.9%	185	3.3%
Consumer Language	3,649	22.3%	4,550	29.4%	(901)	(19.8)%
Language Shared Services	(3,387)		(4,074)		687	(16.9)%
Total Segment Contribution	$8,481		$7,962		$519	6.5%

Literacy Segment

The increase in Literacy segment revenue reflects sales growth and strong retention rates, which has been positively impacted by increases in our implementation and training services as well as the release of PowerUp in early 2018, which has been incorporated into our suite of Literacy solutions. We anticipate continued investments in product and sales personnel in the Literacy business to grow this segment and achieve scale. Our Literacy business is seasonal with sales consolidating into the third calendar quarter corresponding to the beginning of the school district operating budget years.

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

E&E Language Segment

E&E Language segment revenue was down $0.9 million across the reseller, K-12 and international channels. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.

Before shared Language research and development expense, the E&E Language segment contribution dollar and margin increased on lower direct sales and marketing costs across payroll, commissions, marketing and media expenses.

Consumer Language Segment

Consumer Language segment revenue increased as app store revenue was higher, partially offset by a decrease in retail channel revenue. We expect to invest in mobile and scaled media to drive growth in this segment. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin decline was primarily due to higher direct sales and marketing expenses across marketing, media and commission expenses. The increase in marketing and media expense was related to a $1.5 million targeted offline marketing campaign that was launched in the second quarter covering TV, radio and satellite radio in select US cities. We continue to test our marketing and media campaigns and expect this campaign to drive consumer sales in the second half of the calendar year.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
United States	$41,179	89.6%	$37,759	86.8%	$3,420	9.1%
International	4,763	10.4%	5,743	13.2%	(980)	(17.1)%
Total revenue	$45,942	100.0%	$43,502	100.0%	$2,440	5.6%

United States Revenue

United States revenue increased due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue.

International Revenue

Approximately $0.4 million of the decrease in international revenue reflects the absence of FitBrains subscription revenue associated with our Canadian brain fitness consumer business that was shuttered in 2018. Revenue in the E&E Language France and Spain education business declined $0.4 million due to the exit of those unprofitable geographies in 2016.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue	$45,942	100.0%	$43,502	100.0%	$2,440	5.6%
Cost of revenue	8,861	19.3%	7,930	18.2%	931	11.7%
Gross profit	$37,081	80.7%	$35,572	81.8%	$1,509	4.2%

Cost of Revenue

The increase in cost of revenue was primarily due to higher payroll and benefits costs associated with personnel expansion in support of the Literacy segment.

Gross Profit

The increase in gross profit was primarily attributable to the increases in revenue previously discussed.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$25,800	56.2%	$24,874	57.2%	$926	3.7%
Research and development	5,776	12.6%	6,019	13.8%	(243)	(4.0)%
General and administrative	8,566	18.6%	8,324	19.1%	242	2.9%
Total operating expenses	$40,142		$39,217		$925	2.4%

Sales and Marketing Expenses

The slight increase in sales and marketing expense was primarily due to higher marketing, media and commission spend in the Language segments ahead of the seasonally larger second half of the calendar year. The increase in marketing and media expense was related to a $1.5 million targeted offline marketing campaign that was launched in the second quarter covering TV, radio and satellite radio in select US cities. In the near term, we expect sales and marketing expense to increase.

Research and Development Expenses

Research and development expenses decreased slightly as more of our internal-use software development costs were capitalized related to development initiatives in Literacy and Language.

General and Administrative Expenses

General and administrative expenses were up slightly, which is a trend we expect will continue in the near term.

Interest and Other Income (Expense)

	Three months ended June 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income	$9	$23	$(14)	(60.9)%
Interest expense	(99)	(81)	(18)	22.2%
Other income and (expense)	519	(1)	520	(52000.0)%
Total other income and (expense)	$429	$(59)	$488	(827.1)%

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our financing leases, interest on our short term borrowing associated with our credit facility, and the recognition of our deferred financing fees associated with our credit facility. The change in other income and (expense) was primarily attributable to foreign exchange fluctuations.

Income Tax Expense

	Three months ended June 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Income tax expense	$175	$454	$(279)	(61.5)%

In the second quarter of 2019, income tax expense decreased due to lower operating profits of foreign jurisdictions in the U.K., Germany, Canada, and China. For the three months ended June 30, 2019, our worldwide effective tax rate was (6.6)%.

Comparison of the six months ended June 30, 2019 and the six months ended June 30, 2018:

The following table sets forth revenue for our three operating segments for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$29,907	33.0%	$25,079	29.0%	$4,828	19.3%
Enterprise & Education Language	28,945	32.0%	30,792	35.7%	(1,847)	(6.0)%
Consumer Language	31,701	35.0%	30,439	35.3%	1,262	4.1%
Total Revenue	90,553	100.0%	86,310	100.0%	4,243	4.9%

Segment Contribution and Segment Contribution Margin
Literacy	$5,384	18.0%	$3,695	14.7%	$1,689	45.7%
Enterprise & Education Language	11,955	41.3%	11,553	37.5%	402	3.5%
Consumer Language	8,197	25.9%	6,635	21.8%	1,562	23.5%
Language Shared Services	(7,067)		(8,230)		1,163	(14.1)%
Total Segment Contribution	$18,469		$13,653		$4,816	35.3%

Literacy Segment

The increase in Literacy segment revenue reflects sales growth and strong retention rates, which has been positively impacted by increases in our implementation and training services as well as the release of PowerUp in early 2018, which has been incorporated into our suite of Literacy solutions. We anticipate continued investments in product and sales personnel in the Literacy business to grow this segment and achieve scale. Our Literacy business is seasonal with sales consolidating into the third calendar quarter corresponding to the beginning of the school district operating budget years.

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

E&E Language Segment

Nearly all of the decline in E&E Language segment revenue was attributable to the enterprise category while the North America K-12 category was down slightly. Within the enterprise category, the reseller sales channels contributed to $1.0 million of decline in E&E Language revenue. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.

Before shared Language research and development expense, the E&E Language segment contribution dollar and margin increased on lower direct sales and marketing costs across payroll, commissions, marketing and media expenses.

Consumer Language Segment

Consumer Language segment revenue increased as app store revenue was higher, partially offset by a decrease in retail channel revenue. We expect to invest in mobile and scaled media to drive growth in this segment. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin improvements were primarily due to lower direct cost of sales, partially offset by higher direct sales and marketing expenses. The decrease in cost of revenue was primarily due to the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment which did not recur in 2019. The increase in direct sales and marketing expense was due to higher marketing and media expense related to a $1.5 million targeted offline marketing campaign that was launched in the second quarter covering TV, radio and satellite radio in select US cities. We continue to test our marketing and media campaigns and expect this campaign to drive consumer sales in the second half of the calendar year.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
United States	$81,009	89.5%	$74,724	86.6%	$6,285	8.4%
International	9,544	10.5%	11,586	13.4%	(2,042)	(17.6)%
Total revenue	$90,553	100.0%	$86,310	100.0%	$4,243	4.9%

United States Revenue

United States revenue increased primarily due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue.

International Revenue

Approximately $0.8 million of the decrease in international revenue reflects the absence of FitBrains subscription revenue associated with our Canadian brain fitness consumer business that was shuttered in 2018. Revenue in the E&E Language France and Spain education business declined $0.7 million due to the exit of those unprofitable geographies in 2016.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue	$90,553	100.0%	$86,310	100.0%	$4,243	4.9%
Cost of revenue	17,287	19.1%	17,364	20.1%	(77)	(0.4)%
Gross profit	$73,266	80.9%	$68,946	79.9%	$4,320	6.3%

Cost of Revenue

The decrease in cost of revenue was primarily due to the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment which did not recur in 2019. Higher payroll and benefits costs associated with personnel expansion in support of the Literacy segment nearly fully offset the absence of the inventory obsolescence charge in 2019.

Gross Profit

The increase in gross profit and gross profit percentage were primarily attributable to the increases in revenue previously discussed.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six months ended June 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$49,038	54.2%	$49,065	56.8%	$(27)	(0.1)%
Research and development	11,514	12.7%	12,325	14.3%	(811)	(6.6)%
General and administrative	17,258	19.1%	16,856	19.5%	402	2.4%
Total operating expenses	$77,810		$78,246		$(436)	(0.6)%

Sales and Marketing Expenses

Sales and marketing expenses were flat year over year. In the near term, we expect sales and marketing expense to increase.

Research and Development Expenses

Research and development expenses decreased as more of our internal-use software development costs were capitalized related to development initiatives in Literacy and Language.

General and Administrative Expenses

General and administrative expenses were up slightly, which is a trend we expect will continue in the near term.

Interest and Other Income (Expense)

	Six months ended June 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income	$42	$48	$(6)	(12.5)%
Interest expense	(159)	(164)	5	(3.0)%
Other income and (expense)	1,315	(229)	1,544	(674.2)%
Total other income and (expense)	$1,198	$(345)	$1,543	(447.2)%

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our financing leases, interest on borrowings associated with our credit facility, and the recognition of our deferred financing fees associated with our credit facility. The change in other income and (expense) was primarily attributable to a $1.4 million gain on the sale of certain idle assets in the first quarter of 2019, offset by foreign exchange fluctuations.

Income Tax Expense

	Six months ended June 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Income tax expense	$5	$915	(910)	(99.5)%

In the first quarter of 2019, the state of Virginia adopted an indefinite carry forward of net operating losses resulting in a release of our state valuation allowance and recognition of $0.6 million in state tax benefit. Partially offsetting this benefit was year-to-date income tax expense related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, and China. For the six months ended June 30, 2019, our worldwide effective tax rate was (0.1)%.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity at June 30, 2019, consisted of $20.8 million in cash and cash equivalents and short-term investments. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.

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

On October 28, 2014, we executed a Loan and Security Agreement with Silicon Valley Bank ("Bank") to obtain a credit facility. Since the original date of execution, we have executed several amendments to the credit facility to reflect updates to our financial outlook and extend the credit facility. Under the seventh amendment executed on March 4, 2019, we may borrow up to $15.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. The credit facility has a term that expires on April 1, 2021, during which time we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, we must have less than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest will accrue at the Prime Rate and must be paid quarterly.

As of June 30, 2019, we borrowed a net total of $9.9 million under the credit facility in order to meet our seasonal cash flow needs. These funds are short-term in nature and we expect to repay the outstanding amounts during the second half of the year. We are subject to certain financial and restrictive covenants as defined in the credit facility As of June 30, 2019, we were in compliance with all of the covenants under the credit facility.

The total amount of cash that was held by foreign subsidiaries as of June 30, 2019 was $4.5 million. As of June 30, 2019, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Capital Resources

We believe our current cash and cash equivalents, short-term investments, borrowings under our credit facility, and funds generated from our sales will be sufficient to meet our cash needs for at least the next twelve months from the date of issuance of this report. We have generated significant operating losses as reflected in our accumulated loss and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, accounts receivable, and accounts payable balances. Borrowings under our credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations.

Cash Flow Analysis

	Six months ended June 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(21,414)	$(14,734)	$(6,680)	45.3%
Net cash used in investing activities	$(8,313)	$(8,119)	$(194)	2.4%
Net cash provided by financing activities	$12,518	$1,091	$11,427	1047.4%

Net Cash Used in Operating Activities

Net cash used in operating activities was higher in the first half of 2019 as compared to the same period of 2018. One factor impacting the increase in cash used in operating activities was the timing of cash receipts from our contractual relationship with SOURCENEXT whereby we received one-time cash inflows of approximately $4.5 million in the first quarter of 2018 as compared to $0.5 million in cash inflows during the second quarter of 2019. Additionally, lower bookings in the fourth quarter 2018 as compared to the fourth quarter 2017, resulted in less cash collection from accounts receivable in the subsequent quarters, primarily in the language businesses.

Net Cash Used in Investing Activities

Net cash used in investing activities was slightly higher in the year-to-date period of 2019 as compared to the same period of 2018. Proceeds from the sale of non-current assets in the first half of 2019 totaled $1.4 million were almost fully offset by higher amounts capitalized as internal-use software during the first half of 2019.

Net Cash Provided by Financing Activities

During the second quarter of 2019, a net $9.9 million of borrowings were made under the credit facility in order to meet our seasonal cash flow needs. These funds are short-term in nature and we expect to repay the outstanding amounts during the second half of the year. A $1.6 million increase in proceeds from stock option exercises also contributed to the financing cash flow activities in the first half of 2019 as compared to the same period of 2018.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the U.S. and Canada, we offer consumers who purchase our web-based software and audio practice products directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return products, subject to certain limitations. We establish revenue reserves for product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If product returns exceed our reserve estimates, the excess would offset reported revenue, which could adversely affect our reported financial results.

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

For example, we rely on Adobe Flash as a platform for our software although we are in the process of modifying our products to eliminate that reliance. Adobe Flash is one of the most versatile programming systems available and is unique in its ability to allow the integration of many forms of electronic formatted media into an interactive and user friendly system. However, in July 2015, certain vulnerabilities discovered in Adobe Flash led to temporary interruption of support for Adobe Flash by popular web browsers. As a result, some software makers are opting to exclude Adobe Flash from their web browsers. If similar interruptions occur in the future and disrupt our ability to provide our products to some or all of our users, our ability to generate revenue would be harmed. Additionally, if Adobe Flash were to become deleted from Adobe’s product line or become not supported or updated to keep pace with current computer hardware, then our software products that continue to rely on Adobe Flash would become obsolete very quickly. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

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

Our credit facility contains financial and other restrictive covenants and the failure to comply with such covenants could prevent us from borrowing funds, and could cause any outstanding debt to become immediately payable, which might adversely impact our business.

Our credit facility contains a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. During the term of our $15.0 million credit facility, we are also subject to certain financial covenants that require us to maintain a minimum liquidity coverage ratio and minimum financial performance requirements, as defined in the credit facility. If we are not able to comply with all of these covenants, for any reason, we would not be able to borrow funds under the facility, and some or all of any outstanding debt could become immediately due and payable which could have a material adverse effect on our liquidity and ability to conduct our business.

A significant deterioration in our profitability and/or cash flow caused by prolonged economic instability could reduce our liquidity and/or impair our financial ratios, and trigger a need to raise additional funds from the capital markets and/or renegotiate our banking covenants.

To the extent we face economic difficulties, our revenue, profitability and cash flows could be significantly reduced. A liquidity shortfall may delay certain development initiatives or may expose us to a need to negotiate further funding. While we anticipate that our existing cash and cash equivalents, together with availability under our existing credit facility, cash balances and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. A lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity securities would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new products, services and technologies.

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

10.1*	Agreement and General Release dated July 1, 2019 by and between Rosetta Stone Ltd. and Sonia Galindo.

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

32**

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

Date: August 6, 2019