Form 10-Q
period 2019-09-30
ROSETTA STONE INC
filed 2019-11-06
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 24,059,722 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$36,205	$38,092
Restricted cash	45	82
Accounts receivable (net of allowance for doubtful accounts of $508 and $372 at September 30, 2019 and December 31, 2018, respectively)	33,093	21,950
Inventory	1,523	933
Deferred sales commissions	11,872	11,597
Prepaid expenses and other current assets	4,922	4,041
Total current assets	87,660	76,695
Deferred sales commissions	7,788	6,933
Property and equipment, net	40,206	36,405
Operating lease right-of-use assets	6,078	—
Intangible assets, net	14,699	15,850
Goodwill	48,678	49,239
Other assets	1,786	2,136
Total assets	$206,895	$187,258
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,757	$8,938
Accrued compensation	8,902	9,046
Income tax payable	192	328
Operating lease liabilities	1,701	—
Other current liabilities	11,436	13,925
Deferred revenue	123,103	113,378
Total current liabilities	154,091	145,615
Deferred revenue	55,729	49,507
Deferred income taxes	2,331	2,776
Operating lease liabilities	4,301	—
Other long-term liabilities	1,022	1,368
Total liabilities	217,474	199,266
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 25,060 and 24,426 shares issued, and 24,060 and 23,426 shares outstanding, at September 30, 2019 and December 31, 2018, respectively)	2	2
Additional paid-in capital	210,475	202,355
Treasury stock, at cost; 1,000 and 1,000 shares at September 30, 2019 and December 31, 2018, respectively)	(11,435)	(11,435)
Accumulated loss	(205,860)	(199,592)
Accumulated other comprehensive loss	(3,761)	(3,338)
Total stockholders' deficit	(10,579)	(12,008)
Total liabilities and stockholders' deficit	$206,895	$187,258

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$45,456	$42,750	$136,009	$129,060
Cost of revenue	9,416	8,768	26,703	26,132
Gross profit	36,040	33,982	109,306	102,928
Operating expenses
Sales and marketing	24,700	24,948	73,738	74,013
Research and development	5,517	6,465	17,031	18,790
General and administrative	8,687	8,510	25,945	25,366
Total operating expenses	38,904	39,923	116,714	118,169
Loss from operations	(2,864)	(5,941)	(7,408)	(15,241)
Other income and (expense):
Interest income	6	23	48	71
Interest expense	(119)	(82)	(278)	(246)
Other income and (expense)	(33)	99	1,282	(130)
Total other income and (expense)	(146)	40	1,052	(305)
Loss before income taxes	(3,010)	(5,901)	(6,356)	(15,546)
Income tax (benefit) expense	(93)	588	(88)	1,503
Net loss	$(2,917)	$(6,489)	$(6,268)	$(17,049)
Loss per share:
Basic	$(0.12)	$(0.28)	$(0.27)	$(0.75)
Diluted	$(0.12)	$(0.28)	$(0.27)	$(0.75)
Common shares and equivalents outstanding:
Basic weighted average shares	23,609	22,814	23,369	22,647
Diluted weighted average shares	23,609	22,814	23,369	22,647

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(2,917)	$(6,489)	$(6,268)	$(17,049)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(371)	(144)	(423)	(225)
Other comprehensive loss	(371)	(144)	(423)	(225)
Comprehensive loss	$(3,288)	$(6,633)	$(6,691)	$(17,274)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,268)	$(17,049)
Non-cash adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	3,988	3,388
Loss (gain) on foreign currency transactions	201	26
Bad debt expense	288	110
Depreciation and amortization	10,924	10,891
Operating lease costs	1,604	—
Deferred income tax (benefit) expense	(710)	437
(Gain) loss on disposal or sale of assets	(1,389)	12
Amortization of deferred financing costs	51	102
Net change in:
Accounts receivable	(11,552)	(8,314)
Inventory	(589)	1,856
Deferred sales commissions	(1,138)	(1,193)
Prepaid expenses and other current assets	(1,039)	875
Income tax receivable or payable	(139)	(397)
Other assets	242	(407)
Accounts payable	(162)	(36)
Accrued compensation	456	(979)
Other current liabilities	(1,898)	(3,969)
Operating lease liabilities	(1,575)	—
Other long-term liabilities	(31)	—
Deferred revenue	16,394	14,384
Net cash provided by (used in) operating activities	7,658	(263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,720)	(11,700)
Proceeds from sale of assets	1,396	17
Net cash used in investing activities	(12,324)	(11,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,556	1,547
Proceeds from borrowings under credit facility	10,500	—
Repayments of borrowings under credit facility	(10,500)	—
Payment of deferred financing costs	(47)	(4)
Payments under financing lease liabilities	(331)	(336)
Net cash provided by financing activities	3,178	1,207
Decrease in cash, cash equivalents, and restricted cash	(1,488)	(10,739)
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(436)	(400)
Net decrease in cash, cash equivalents, and restricted cash	(1,924)	(11,139)
Cash, cash equivalents, and restricted cash—beginning of period	38,174	43,036
Cash, cash equivalents, and restricted cash—end of period	$36,250	$31,897
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$227	$144
Income taxes, net of refund	$465	$1,342
Noncash operating, investing and financing activities:
Accrued liability for purchase of property and equipment	$1,135	$1,793

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Deficit
Balance—January 1, 2019	22,912	$2	$202,355	$(11,435)	$(199,592)	$(3,338)	$(12,008)
Stock issued upon the exercise of stock options	67	—	744	—	—	—	744
Restricted stock award and performance stock unit vesting	270	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	37	—	576	—	—	—	576
Stock-based compensation expense	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	(544)	—	(544)
Other comprehensive income	—	—	—	—	—	213	213
Balance—March 31, 2019	23,286	$2	$204,895	$(11,435)	$(200,136)	$(3,125)	$(9,799)
Stock issued upon the exercise of stock options	206	—	2,145	—	—	—	2,145
Restricted stock award and performance stock unit vesting	70	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,356	—	—	—	1,356
Net loss	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	(265)	(265)
Balance—June 30, 2019	23,562	$2	$208,396	$(11,435)	$(202,943)	$(3,390)	$(9,370)
Stock issued upon the exercise of stock options	76	—	667	—	—	—	667
Restricted stock award and performance stock unit vesting	21	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,412	—	—	—	1,412
Net loss	—	—	—	—	(2,917)	—	(2,917)
Other comprehensive loss	—	—	—	—	—	(371)	(371)
Balance—September 30, 2019	23,659	$2	$210,475	$(11,435)	$(205,860)	$(3,761)	$(10,579)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited) (Continued)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Equity / (Deficit)
Balance—January 1, 2018	22,316	$2	$195,644	$(11,435)	$(178,890)	$(2,898)	$2,423
Stock issued upon the exercise of stock options	54	—	467	—	—	—	467
Restricted stock award and performance stock unit vesting	167	—	—	—	—	—	—
Stock-based compensation expense	—	—	583	—	—	—	583
Net loss	—	—	—	—	(6,402)	—	(6,402)
Cumulative effect adjustment - adoption of ASC 606	—	—	—	—	771	—	771
Other comprehensive income	—	—	—	—	—	529	529
Balance—March 31, 2018	22,537	$2	$196,694	$(11,435)	$(184,521)	$(2,369)	$(1,629)
Stock issued upon the exercise of stock options	85	—	850	—	—	—	850
Restricted stock award and performance stock unit vesting	147	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,352	—	—	—	1,352
Net loss	—	—	—	—	(4,158)	—	(4,158)
Other comprehensive loss	—	—	—	—	—	(610)	(610)
Balance—June 30, 2018	22,769	$2	$198,896	$(11,435)	$(188,679)	$(2,979)	$(4,195)
Stock issued upon the exercise of stock options	17	—	230	—	—	—	230
Restricted stock award and performance stock unit vesting	10	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,453	—	—	—	1,453
Net loss	—	—	—	—	(6,489)	—	(6,489)
Other comprehensive loss	—	—	—	—	—	(144)	(144)
Balance—September 30, 2018	22,796	$2	$200,579	$(11,435)	$(195,168)	$(3,123)	$(9,145)

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 6, 2019. The September 30, 2019 consolidated balance sheet included herein includes account balances as of December 31, 2018 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.

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

Except as noted above, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at September 30, 2019 and December 31, 2018, the Company’s results of operations and stockholders’ equity activity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and September 30, 2018 have been made. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. All references to September 30, 2019 or to the three and nine months ended September 30, 2019 and 2018 in the notes to the consolidated financial statements are unaudited.

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

Deferred Tax Valuation Allowance

The Company has recorded a valuation allowance offsetting certain of its deferred tax assets as of September 30, 2019. When measuring the need for a valuation allowance on a jurisdiction by jurisdiction basis, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of temporary differences, net operating loss carryforwards, tax credits, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. Because evidence such as the Company’s operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss in certain jurisdictions represents significant negative evidence in the determination of whether deferred tax assets are more likely than not to be utilized in certain jurisdictions. The Company will release this valuation allowance when it is determined that it is more likely than not that its deferred tax assets will be realized. Any future release of valuation allowance may be recorded as a tax benefit increasing net income.

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

The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(2,917)	$(6,489)	$(6,268)	$(17,049)
Foreign currency translation loss	(371)	(144)	(423)	(225)
Comprehensive loss	$(3,288)	$(6,633)	$(6,691)	$(17,274)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' deficit. For the three and nine months ended September 30, 2019 and 2018, the Company's comprehensive loss consisted of net loss and foreign currency translation losses.

The other comprehensive loss presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive loss due to the presence of a full valuation allowance for each of the three and nine months ended September 30, 2019 and 2018.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Advertising costs	$5,534	$5,578	$16,732	$17,272

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of November 6, 2019.

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

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of November 6, 2019, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

3. INVENTORY

Inventory consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Raw materials	$785	$797
Finished goods	738	136
Total inventory	$1,523	$933

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

The Company capitalizes certain internal use software costs into property and equipment. Capitalized internal use software costs consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Capitalized internal use software	$3,625	$3,724	$13,063	$11,556

Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of revenue	$2,817	$2,361	$7,576	$6,129
Sales and marketing	177	177	536	589
Research and development	16	2	33	6
General and administrative	547	495	1,628	1,600
Total depreciation expense	$3,557	$3,035	$9,773	$8,324

5. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total
Gross Carrying Amount	$12,322	$13,432	$25,689	$312	$51,755
Accumulated Amortization/Impairment	(1,715)	(12,505)	(21,380)	(305)	(35,905)
Balance as of January 1, 2019	$10,607	$927	$4,309	$7	$15,850

Gross Carrying Amount	$12,300	$13,279	$25,528	$312	$51,419
Accumulated Amortization/Impairment	(1,693)	(12,790)	(21,925)	(312)	(36,720)
Balance as of September 30, 2019	$10,607	$489	$3,603	$—	$14,699

*

Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of January 1, 2019 and September 30, 2019, the Rosetta Stone tradename comprised the entire tradename/trademark net carrying amount of $10.6 million.

Amortization Expense for the Long-lived Intangible Assets

The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of revenue	$146	$146	$439	$439
Sales and marketing	235	437	705	1,393
Research and development	—	183	7	735
General and administrative	—	—	—	—
Total intangible amortization expense	$381	$766	$1,151	$2,567

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining months of 2019 and years thereafter (in thousands):

As of September 30, 2019
2019 - remaining	$382
2020	1,282
2021	940
2022	940
2023	548
Thereafter	—
Total	$4,092

Impairment Reviews of Intangible Assets

The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of September 30, 2019 to determine if indicators of impairment exist. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

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

The following table shows the balance and changes in goodwill for the Company's operating segments for the nine months ended September 30, 2019 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2019
Gross Goodwill	$9,962	$39,277	$27,514	$76,753
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2019	$9,962	$39,277	$—	$49,239

Effect of change in foreign currency rate	—	(561)	—	(561)

Balance as of September 30, 2019
Gross Goodwill	$9,962	$38,716	$27,514	$76,192
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of September 30, 2019	$9,962	$38,716	$—	$48,678

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

Operating Leases

The Company leases office space and parking spaces under operating lease arrangements with remaining lease terms that range from 3 to 58 months. Under ASC 842, operating lease right-of-use assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Operating right-of-use assets are calculated as the sum of (1) initial measurement of lease liability, (2) initial direct costs, and (3) lease payments made to lessor at or before lease commencement date, less any lease incentives received. The operating right-of-use assets are classified as non-current assets.

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

Finance Leases (formerly referred to as capital leases)

As a result of a 2014 acquisition, the Company assumed a finance lease for a building in France. Additionally, the Company occasionally enters into finance leases for office equipment. The remaining term of the Company’s finance leases range from 20 to 58 months. With the exception of the updated presentation and disclosure requirements, adoption of ASC 842 did not impact the accounting for finance leases.

Finance lease right-of-use assets of $1.9 million and $2.4 million are included in “Property and Equipment” on the Company’s September 30, 2019 and December 31, 2018 balance sheets, respectively. Current finance lease liabilities of $0.5 million and $0.5 million, are included in “Other current liabilities” and non-current finance lease liabilities of $1.0 million and $1.3 million, are included in “Other long-term liabilities” on the September 30, 2019 and December 31, 2018 balance sheets, respectively.

Lease amortization expense associated with the Company’s finance leases are recognized in general and administrative expense on the statement of operations.

The following table summarizes supplemental statement of operations information related to operating and finance lease costs as indicated (in thousands):

Statement of operations information:	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$545	$1,604

Amortization of right-to-use assets	$114	$340
Interest on lease liabilities	16	50
Finance lease cost	$130	$390

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes supplemental cash flows information related to operating and finance lease costs as indicated (in thousands):

Cash flows information:	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(515)	$(1,575)
Financing cash flows from finance leases	$(109)	$(331)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26	$1,997
Finance leases	$95	$95

The following table summarizes undiscounted future operating and finance lease payments as of September 30, 2019 and for the five years thereafter (in thousands):

As of September 30, 2019	Operating Leases	Finance Leases
2019 - remaining	$689	$130
2020	1,673	519
2021	1,549	517
2022	1,597	393
2023	1,063	23
2024	38	14
Thereafter	—	—
Total undiscounted lease payments	6,609	1,596
Less: imputed interest	607	114
Total	$6,002	$1,482

The following table summarizes supplemental information related to operating and finance leases as indicated below:

	As of September 30, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in months)	45.0	40.0
Weighted-average discount rate	5.5%	4.8%

Prior to January 1, 2019, the Company accounted for its operating and capital leases under the provisions of ASC topic 840, Accounting for Leases ("ASC 840"). During the three and nine months ended September 30, 2018, the Company recognized $0.6 million and $1.8 million in expense under operating leases under ASC 840, respectively. The following table summarizes future minimum operating lease and finance lease payments as of December 31, 2018 (prior to the adoption of ASC 842) and for the five years thereafter (in thousands):

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. Effective as of March 4, 2019, the Company is required to maintain compliance with a minimum liquidity coverage ratio of 1.75 and minimum financial performance requirements, as defined in the credit facility. As of September 30, 2019, the Company was in compliance with all covenants.

The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.

As of September 30, 2019, there were no borrowings outstanding. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

9. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of
	September 30, 2019	December 31, 2018
Accrued marketing expenses	$3,584	$4,382
Accrued professional and consulting fees	1,757	1,273
Sales return reserve	358	579
Sales, withholding, and property taxes payable	3,271	3,391
Other	2,466	4,300
Total other current liabilities	$11,436	$13,925

10. REVENUE AND DEFERRED REVENUE

The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2019	$21,950	$113,378	$49,507
Increase/(decrease), net	11,143	9,725	6,222
Ending balance as of September 30, 2019	$33,093	$123,103	$55,729

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of revenue recognized in the three months ended September 30, 2019 that was included in the opening January 1, 2019 deferred revenue balance was $35.3 million. The amount of revenue recognized in the nine months ended September 30, 2019 that was included in the opening January 1, 2019 deferred revenue balance was $98.3 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of September 30, 2019 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	As of September 30, 2019
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$59,548	$49,585	$9,414	$539	$10
E&E Language	62,130	40,275	9,136	2,858	9,861
Consumer Language	57,154	33,243	10,651	1,822	11,438
Total	$178,832	$123,103	$29,201	$5,219	$21,309

In 2017, the Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of September 30, 2019, deferred revenue associated with SOURCENEXT totaled $16.0 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.

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

For the nine months ended September 30, 2019 and September 30, 2018, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

Nine months ended September 30,
	2019	2018
Expected stock price volatility	39.9% - 40.1%	39.0% - 39.8%
Expected term of options	5.1 years	6 years
Expected dividend yield	—	—
Risk-free interest rate	1.42% - 2.16%	2.73% - 2.85%

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

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of revenue	$17	$15	$1	$(23)
Sales and marketing	251	312	756	548
Research & development	86	156	229	326
General and administrative	1,058	969	3,002	2,537
Total stock based compensation expense	$1,412	$1,452	$3,988	$3,388

The following table presents the future stock-based compensation expense, net of forfeitures, for each equity award category as of September 30, 2019 and the weighted average period over which the expense will be recognized:

	Service-based Restricted Stock Awards	Service-based Stock Options	Restricted Stock Units	Performance Stock Units
Unrecognized compensation expense, net of forfeitures (in thousands)	$2,929	$289	$399	$2,450
Weighted average period over which the above expense will be recognized (in years)	2.33	0.45	0.86	1.17

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

The following table summarizes the Company's service-based restricted stock award activity from January 1, 2019 to September 30, 2019:

	Service-based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested service-based awards, January 1, 2019	400,952	$10.72	$4,299,689
Service-based awards granted	166,588	15.56
Service-based awards vested	(148,075)	11.09
Service-based awards cancelled	(68,186)	11.25
Non-vested Service-based awards, September 30, 2019	351,279	12.76	4,483,128

The following table summarizes the Company's weighted average grant date fair value and vested fair value for the nine months ended September 30, 2019 and September 30, 2018:

	Nine months ended September 30,
	2019	2018
Weighted-average grant-date fair value of service-based restricted stock awards granted	$15.56	$13.87
Fair value of service-based restricted stock awards vested (in thousands)	$4,395	$2,468

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

The following table summarizes the Company's PSU activity from January 1, 2019 to September 30, 2019:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2019	659,660	$11.59	$10,818,424
PSUs granted	289,440	15.79
PSUs vested	(149,882)	10.50
PSUs cancelled	(182,533)	11.55
Non-vested PSUs, September 30, 2019	616,685	$13.84	$10,711,684

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's weighted average grant date fair value and fair value of PSUs vested for the nine months ended September 30, 2019 and September 30, 2018:

	Nine months ended September 30,
	2019	2018
Weighted average grant date fair value of PSUs granted	$15.79	$13.90
Fair value of PSUs vested (in thousands)	$3,255	$724

Service-Based Stock Options

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options to directors generally vest quarterly over a one year period based upon required service conditions and do not have performance or market conditions. The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of September 30, 2019, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount is subject to change based on changes to the fair market value of the Company's common stock.

The following table summarizes the Company's service-based stock option activity from January 1, 2019 to September 30, 2019:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based options outstanding, January 1, 2019	1,401,948	$9.69	6.17	$9,492,949
Service-based options granted	40,169	22.72
Service-based options exercised	(348,970)	10.19
Service-based options cancelled	(15,992)	8.19
Service-based options outstanding, September 30, 2019	1,077,155	10.04	5.80	8,240,086
Vested and expected to vest at September 30, 2019	1,074,798	10.03	5.80	8,231,058
Exercisable at September 30, 2019	987,929	9.80	5.65	$7,636,938

The following table summarizes the Company's weighted average grant date fair value and intrinsic value of options exercised for the nine months ended September 30, 2019 and September 30, 2018:

	Nine months ended September 30,
	2019	2018
Weighted average grant date fair value of service-based stock options granted	$9.98	$6.76
Intrinsic value of options exercised (in thousands)	$7,854	$2,382

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's restricted stock unit activity from January 1, 2019 to September 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units outstanding, January 1, 2019	235,905	$11.17	$3,868,842
Units granted	28,181	24.14
Units released	—	—
Units cancelled	(761)	15.11
Units outstanding, September 30, 2019	263,325	12.54	4,581,855
Vested and expected to vest at September 30, 2019	261,900	12.50	4,557,056
Vested and deferred at September 30, 2019	241,799	$11.52	$4,207,303

The following table summarizes the Company's weighted average grant date fair value and fair value of units converted for the nine months ended September 30, 2019 and September 30, 2018:

	Nine months ended September 30,
	2019	2018
Weighted average grant date fair value of restricted stock units granted	$24.14	$16.03
Fair value of restricted stock units converted (in thousands)	$—	$495

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

On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vested 50%, 25% and 25% on April 4, 2017, 2018 and 2019, respectively. As of September 30, 2019, all PRSAs and PSOs were vested. As of September 30, 2019, no PSOs have been exercised.

On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of September 30, 2019, 46,948 MRSAs were unvested and 104,821 MSOs were unvested. As of September 30, 2019, no MSOs have been exercised. As of September 30, 2019, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was less than $0.1 million and is expected to be recognized over a weighted average period of 0.52 years.

13. STOCKHOLDERS' DEFICIT

At September 30, 2019, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At September 30, 2019, the Company had shares of common stock issued of 25,060,278 and shares of common stock outstanding of 24,060,278.

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

The following table sets forth the computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,917)	$(6,489)	$(6,268)	$(17,049)
Denominator:
Basic weighted average shares	23,609	22,814	23,369	22,647
Diluted weighted average shares	23,609	22,814	23,369	22,647
Loss per share:
Basic	$(0.12)	$(0.28)	$(0.27)	$(0.75)
Diluted	$(0.12)	$(0.28)	$(0.27)	$(0.75)

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options	688	686	752	631
Restricted stock units	257	230	244	230
Restricted stocks	488	638	547	634
Total common stock equivalent shares	1,433	1,554	1,543	1,495

Share-based awards to purchase approximately 0.1 and 0.1 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2019 and September 30, 2018, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive. Share-based awards to purchase approximately zero and 0.2 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the nine months ended September 30, 2019 and September 30, 2018, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

15. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the nine months ended September 30, 2019 is based on the estimated annual effective tax rate for fiscal year 2019. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.

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

Valuation Allowance Recorded for Deferred Tax Assets

As of September 30, 2019, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company previously determined in prior periods the deferred tax assets will not more likely than not be realized.

Evaluation of the remaining jurisdictions as of September 30, 2019, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of September 30, 2019, and December 31, 2018, the Company’s U.S. deferred tax liability was $2.3 million and $2.7 million, respectively, related to its goodwill and indefinite lived intangibles. As of September 30, 2019 the Company had foreign net deferred tax assets of $0.2 million compared to foreign net deferred tax liabilities of $0.1 million at December 31, 2018. As of September 30, 2019, and December 31, 2018, the Company had no unrecognized tax benefits.

For the nine months ended September 30, 2019 the Company recorded an income tax benefit of $0.1 million. In the first quarter of 2019, the state of Virginia adopted an indefinite carry forward of net operating losses resulting in a release of the state valuation allowance and recognition of $0.6 million in state tax benefit. In the third quarter of 2019, the Company released a valuation allowance related to one of its France subsidiaries resulting in a tax benefit of $0.6 million. Almost fully offsetting this tax benefit was income tax expense related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, France and China and deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended September 30, 2019 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$15,587	$14,074	$15,795	$—	$29,869	$45,456

Cost of revenue	2,519	1,644	2,272	(1)	3,915	6,434
Sales and marketing	8,070	6,616	9,396	33	16,045	24,115
Research and development	2,388	—	—	2,971	2,971	5,359
General and administrative	523	135	34	—	169	692
Segment contribution	$2,087	$5,679	$4,093	$(3,003)	$6,769	$8,856
Segment contribution margin %	13.4%	40.4%	25.9%		22.7%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						2,982
Sales and marketing						585
Research and development						158
General and administrative						1,602
Subtotal						5,327

Corporate unallocated expenses, net:
Unallocated general and administrative						6,393
Unallocated non-operating expense						146
Subtotal						6,539

Loss before income taxes						$(3,010)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended September 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$13,215	$14,990	$14,545	$—	$29,535	$42,750

Cost of revenue	2,189	1,733	2,311	19	4,063	6,252
Sales and marketing	7,263	7,551	8,915	273	16,739	24,002
Research and development	2,218	—	—	3,615	3,615	5,833
General and administrative	520	40	18	—	58	578
Segment contribution	$1,025	$5,666	$3,301	$(3,907)	$5,060	$6,085
Segment contribution margin %	7.8%	37.8%	22.7%		17.1%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						2,516
Sales and marketing						946
Research and development						632
General and administrative						1,468
Subtotal						5,562

Corporate unallocated expenses, net:
Unallocated general and administrative						6,464
Unallocated non-operating income						(40)
Subtotal						6,424

Loss before income taxes						$(5,901)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the nine months ended September 30, 2019 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$45,494	$43,019	$47,496	$—	$90,515	$136,009

Cost of revenue	7,381	4,811	6,498	(4)	11,305	18,686
Sales and marketing	22,538	20,310	28,659	92	49,061	71,599
Research and development	6,607	—	—	9,982	9,982	16,589
General and administrative	1,497	264	49	—	313	1,810
Segment contribution	$7,471	$17,634	$12,290	$(10,070)	$19,854	$27,325
Segment contribution margin %	16.4%	41.0%	25.9%		21.9%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						8,017
Sales and marketing						2,139
Research and development						442
General and administrative						4,688
Subtotal						15,286

Corporate unallocated expenses, net:
Unallocated general and administrative						19,447
Unallocated non-operating income						(1,052)
Subtotal						18,395

Loss before income taxes						$(6,356)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the nine months ended September 30, 2018 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$38,294	$45,782	$44,984	$—	$90,766	$129,060

Cost of revenue	6,069	5,037	8,409	57	13,503	19,572
Sales and marketing	20,248	23,467	26,570	889	50,926	71,174
Research and development	5,765	—	—	11,191	11,191	16,956
General and administrative	1,492	59	69	—	128	1,620
Segment contribution	$4,720	$17,219	$9,936	$(12,137)	$15,018	$19,738
Segment contribution margin %	12.3%	37.6%	22.1%		16.5%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						6,560
Sales and marketing						2,839
Research and development						1,834
General and administrative						4,148
Subtotal						15,381

Corporate unallocated expenses, net:
Unallocated general and administrative						19,598
Unallocated non-operating expense						305
Subtotal						19,903

Loss before income taxes						$(15,546)

Geographic Information

Revenue by major geographic region is based primarily upon the geographic location of the customers who purchase the Company's products. The geographic locations of distributors and resellers who purchase and resell the Company's products may be different from the geographic locations of end customers.

The information below summarizes revenue from customers by geographic area for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$40,891	$37,747	$121,900	$112,471
International	4,565	5,003	14,109	16,589
Total revenue	$45,456	$42,750	$136,009	$129,060

The information below summarizes long-lived assets by geographic area classified as held and used as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
United States	$38,270	$34,029
International	1,936	2,376
Total property and equipment, net	$40,206	$36,405

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

As of September 30, 2019, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$45,456	$42,750	$136,009	$129,060
Cost of revenue	9,416	8,768	26,703	26,132
Gross profit	36,040	33,982	109,306	102,928
Operating expenses
Sales and marketing	24,700	24,948	73,738	74,013
Research and development	5,517	6,465	17,031	18,790
General and administrative	8,687	8,510	25,945	25,366
Total operating expenses	38,904	39,923	116,714	118,169
Loss from operations	(2,864)	(5,941)	(7,408)	(15,241)
Other income and (expense):
Interest income	6	23	48	71
Interest expense	(119)	(82)	(278)	(246)
Other income and (expense)	(33)	99	1,282	(130)
Total other income and (expense)	(146)	40	1,052	(305)
Loss before income taxes	(3,010)	(5,901)	(6,356)	(15,546)
Income tax (benefit) expense	(93)	588	(88)	1,503
Net loss	$(2,917)	$(6,489)	$(6,268)	$(17,049)
Loss per share:
Basic	$(0.12)	$(0.28)	$(0.27)	$(0.75)
Diluted	$(0.12)	$(0.28)	$(0.27)	$(0.75)
Common shares and equivalents outstanding:
Basic weighted average shares	23,609	22,814	23,369	22,647
Diluted weighted average shares	23,609	22,814	23,369	22,647

Comparison of the three months ended September 30, 2019 and the three months ended September 30, 2018:

The following table sets forth revenue for our three operating segments for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$15,587	34.3%	$13,215	30.9%	$2,372	17.9%
Enterprise & Education Language	14,074	31.0%	14,990	35.1%	(916)	(6.1)%
Consumer Language	15,795	34.7%	14,545	34.0%	1,250	8.6%
Total Revenue	$45,456	100.0%	$42,750	100.0%	$2,706	6.3%

Segment Contribution and Segment Contribution Margin
Literacy	$2,087	13.4%	$1,025	7.8%	$1,062	103.6%
Enterprise & Education Language	5,679	40.4%	5,666	37.8%	13	0.2%
Consumer Language	4,093	25.9%	3,301	22.7%	792	24.0%
Language Shared Services	(3,003)		(3,907)		904	23.1%
Total Segment Contribution	$8,856		$6,085		$2,771	45.5%

Literacy Segment

The increase in Literacy segment revenue reflects sales growth and strong dollar-based renewal rates, which has been positively impacted by increases in our implementation and training services as well as the release of PowerUp in early 2018, which was incorporated into our suite of Literacy solutions. We anticipate continued investments in product and sales personnel in the Literacy business to grow this segment and achieve scale. Our Literacy business is seasonal with sales consolidating into the third calendar quarter corresponding to the beginning of the school district operating budget years.

The Literacy segment contribution dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated and lower variable incentive compensation expense based on reduced funding expectations, which were partially offset by increases in direct sales and marketing, cost of sales, and research and development expenses due to the continued ramp up of our direct sales team, investments made to improve the Literacy product portfolio and infrastructure and higher implementation and training services costs in support of Literacy sales growth.

E&E Language Segment

E&E Language segment revenue was down year over year across the reseller, K-12 and international channels. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.

Before shared Language research and development expense, the E&E Language segment contribution dollar and margin slightly increased despite lower revenue, due to lower direct sales and marketing costs across payroll, commissions, marketing and media expenses.

Consumer Language Segment

Consumer Language segment revenue increased as global app store revenue was higher by $1.5 million as compared to the prior year period. We expect to invest in mobile and scaled media to drive growth in this segment. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin improvements were driven by higher revenue partially offset by higher direct sales and marketing expenses and higher unit costs in certain advertising channels. We continue to test our marketing and media campaigns to optimize our media investment and minimize the cost to acquire customers.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
United States	$40,891	90.0%	$37,747	88.3%	$3,144	8.3%
International	4,565	10.0%	5,003	11.7%	(438)	(8.8)%
Total revenue	$45,456	100.0%	$42,750	100.0%	$2,706	6.3%

United States Revenue

United States revenue increased primarily due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue. Additionally app store revenue in the US increased $1.2 million as compared to prior year.

International Revenue

Revenue in the E&E Language France and Spain education business declined $0.3 million due to the exit of those unprofitable geographies in 2016.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue	$45,456	100.0%	$42,750	100.0%	$2,706	6.3%
Cost of revenue	9,416	20.7%	8,768	20.5%	648	7.4%
Gross profit	$36,040	79.3%	$33,982	79.5%	$2,058	6.1%

Cost of Revenue

The increase in cost of revenue was primarily due to $0.5 million in increased amortization of previously capitalized software costs and $0.6 million higher payroll and benefits costs primarily associated with personnel expansion in support of the Literacy segment, which were offset by a $0.3 million decline in inventory costs and $0.3 million in lower variable incentive compensation expense based on reduced funding expectations.

Gross Profit

The increase in gross profit was primarily attributable to the increases in revenue previously discussed.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$24,700	54.3%	$24,948	58.4%	$(248)	(1.0)%
Research and development	5,517	12.1%	6,465	15.1%	(948)	(14.7)%
General and administrative	8,687	19.1%	8,510	19.9%	177	2.1%
Total operating expenses	$38,904		$39,923		$(1,019)	(2.6)%

Sales and Marketing Expenses

The slight decrease in sales and marketing expense was primarily due to $0.6 million lower variable incentive compensation expense based on reduced funding expectations and lower intangible amortization expense of $0.2 million from the completed amortization period of certain acquired intangibles. These increases were partially offset by higher selling related expense, which increased commensurate with the increase in revenue recognized year over year.

Research and Development Expenses

Research and development expenses decreased primarily due to $0.9 million lower variable incentive compensation expense based on reduced funding expectations compared to the prior year period and $0.2 million in lower intangible amortization expense from the completed amortization period of certain acquired intangibles.

General and Administrative Expenses

General and administrative expenses were up due to increases in legal fees and other related expenses totaling $0.5 million, a $0.3 million increase in stock compensation expense associated with the departure of an executive early in the third quarter, and an increase in $0.1 million in bad debt expense. These increases were partially offset by $0.5 million in lower variable incentive compensation expense based on reduced funding expectations.

Interest and Other Income (Expense)

	Three months ended September 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income	$6	$23	$(17)	(73.9)%
Interest expense	(119)	(82)	(37)	(45.1)%
Other income and (expense)	(33)	99	(132)	(133.3)%
Total other income and (expense)	$(146)	$40	$(186)	(465.0)%

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

Income Tax (Benefit) Expense

	Three months ended September 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(93)	$588	$(681)	(115.8)%

In the third quarter of 2019, the full valuation allowance of $0.7 million was released related to one of our French subsidiaries. The tax benefit related to the valuation allowance release was partially offset by income tax expense in the U.K., Germany, Canada, France and China and deferred tax expense related to the impact of amortization of indefinite lived intangible assets. For the three months ended September 30, 2019, our worldwide effective tax rate was 3.1%.

Comparison of the nine months ended September 30, 2019 and the nine months ended September 30, 2018:

The following table sets forth revenue for our three operating segments for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$45,494	33.5%	$38,294	29.6%	$7,200	18.8%
Enterprise & Education Language	43,019	31.6%	45,782	35.5%	(2,763)	(6.0)%
Consumer Language	47,496	34.9%	44,984	34.9%	2,512	5.6%
Total Revenue	136,009	100.0%	129,060	100.0%	6,949	5.4%

Segment Contribution and Segment Contribution Margin
Literacy	$7,471	16.4%	$4,720	12.3%	$2,751	58.3%
Enterprise & Education Language	17,634	41.0%	17,219	37.6%	415	2.4%
Consumer Language	12,290	25.9%	9,936	22.1%	2,354	23.7%
Language Shared Services	(10,070)		(12,137)		2,067	17.0%
Total Segment Contribution	$27,325		$19,738		$7,587	38.4%

Literacy Segment

The increase in Literacy segment revenue reflects sales growth and strong dollar-based renewal rates, which has been positively impacted by increases in our implementation and training services as well as the release of PowerUp in early 2018, which was incorporated into our suite of Literacy solutions. We anticipate continued investments in product and sales personnel in the Literacy business to grow this segment and achieve scale. Our Literacy business is seasonal with sales consolidating into the third calendar quarter corresponding to the beginning of the school district operating budget years.

The Literacy segment contribution dollar and margin increases were primarily due to the larger revenue base on which segment contribution is calculated, partially offset by increases in direct sales and marketing, cost of sales, and research and development expenses due to the continued ramp up of our direct sales team, investments made to improve the Literacy product portfolio and infrastructure and higher implementation and training services costs in support of Literacy sales growth.

E&E Language Segment

Approximately $2.2 million of the decline in E&E Language segment revenue was attributable to the enterprise category while the North America K-12 category was down by approximately $0.5 million. Within the enterprise category, the reseller sales channels contributed $1.3 million of the decline in E&E Language revenue. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.

Before shared Language research and development expense, the E&E Language segment contribution dollar and margin increased on lower direct sales and marketing costs.

Consumer Language Segment

Consumer Language segment revenue increased as app store revenue was higher by $5.7 million, partially offset by a decrease in retail channel revenue of $1.7 million and a decrease of approximately $0.9 million related to the absence of FitBrains subscription revenue associated with our brain fitness consumer business that was shuttered in 2018. We expect to invest in mobile and scaled media to drive growth in this segment. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin improvements were primarily due to higher revenue and lower direct cost of sales, partially offset by higher direct sales and marketing expenses. The decrease in cost of revenue was primarily due to the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment which did not recur in 2019. The increase in direct sales and marketing expense was due to higher marketing and media expense related to a $1.5 million targeted offline marketing campaign that was launched in the second quarter covering TV, radio and satellite radio in select US cities. We continue to test our marketing and media campaigns to optimize our media investment and minimize the cost to acquire customers.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
United States	$121,900	89.6%	$112,471	87.1%	$9,429	8.4%
International	14,109	10.4%	16,589	12.9%	(2,480)	(14.9)%
Total revenue	$136,009	100.0%	$129,060	100.0%	$6,949	5.4%

United States Revenue

United States revenue increased primarily due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue. Additionally app store revenue in the US increased $4.5 million as compared to prior year.

International Revenue

Approximately $0.9 million of the decrease in international revenue reflects the absence of FitBrains subscription revenue associated with our Canadian brain fitness consumer business that was shuttered in 2018. Revenue in the E&E Language France and Spain education business declined $1.0 million due to the exit of those unprofitable geographies in 2016.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue	$136,009	100.0%	$129,060	100.0%	$6,949	5.4%
Cost of revenue	26,703	19.6%	26,132	20.2%	571	2.2%
Gross profit	$109,306	80.4%	$102,928	79.8%	$6,378	6.2%

Cost of Revenue

The increase in cost of revenue was primarily due to $1.7 million higher payroll and benefits costs and $1.5 million in increased amortization of previously capitalized software costs. These increases were partially offset by a $2.0 million decline in inventory costs, primarily due to the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment which did not recur in 2019.

Gross Profit

The increase in gross profit and gross profit percentage were primarily attributable to the increases in revenue previously discussed.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine months ended September 30,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$73,738	54.2%	$74,013	57.3%	$(275)	(0.4)%
Research and development	17,031	12.5%	18,790	14.6%	(1,759)	(9.4)%
General and administrative	25,945	19.1%	25,366	19.7%	579	2.3%
Total operating expenses	$116,714		$118,169		$(1,455)	(1.2)%

Sales and Marketing Expenses

The slight decrease in sales and marketing expense was primarily due to lower intangible amortization expense of $0.7 million from the completed amortization period of certain acquired intangibles and $0.3 million in lower variable incentive compensation expense based on reduced funding expectations, partially offset by higher selling related expenses, which increased commensurate with the increase in revenue recognized year over year.

Research and Development Expenses

Research and development expenses decreased as more of our internal-use software development costs were capitalized related to development initiatives in Literacy and Language, $0.7 million in lower intangible amortization expense from the completed amortization period of certain acquired intangibles, and $0.4 million in lower variable incentive compensation expense based on reduced funding expectations.

General and Administrative Expenses

General and administrative expenses were up due to higher stock compensation expense of $0.3 million associated with the departure of an executive early in the third quarter and an increase in bad debt expense of $0.2 million.

Interest and Other Income (Expense)

	Nine months ended September 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income	$48	$71	$(23)	(32.4)%
Interest expense	(278)	(246)	(32)	(13.0)%
Other income and (expense)	1,282	(130)	1,412	1086.2%
Total other income and (expense)	$1,052	$(305)	$1,357	444.9%

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our financing leases, interest on borrowings associated with our credit facility, and the recognition of our deferred financing fees associated with our credit facility. The change in other income and (expense) was primarily attributable to a $1.4 million gain on the sale of certain idle assets in the first quarter of 2019.

Income Tax (Benefit) Expense

	Nine months ended September 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(88)	$1,503	(1,591)	(105.9)%

In the first quarter of 2019, the state of Virginia adopted an indefinite carry forward of net operating losses resulting in a release of our state valuation allowance and recognition of $0.6 million in state tax benefit. In the third quarter of 2019, the full valuation allowance of $0.7 million was released related to one of our French subsidiaries. The tax benefit related to these valuation allowance releases was partially offset by income tax expense in the U.K., Germany, Canada, France and China and deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets. For the nine months ended September 30, 2019, our worldwide effective tax rate was 1.4%.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity at September 30, 2019, consisted of $36.2 million in cash and cash equivalents and short-term investments. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.

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

As of September 30, 2019, there were no borrowings outstanding under the credit facility. During the three months ended September 30, 2019, we repaid $9.9 million of short-term borrowings that were previously borrowed under the credit facility. We are subject to certain financial and restrictive covenants as defined in the credit facility As of September 30, 2019, we were in compliance with all of the covenants under the credit facility.

The total amount of cash that was held by foreign subsidiaries as of September 30, 2019 was $4.5 million. As of September 30, 2019, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

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

Cash Flow Analysis

	Nine months ended September 30,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$7,658	$(263)	$7,921	3011.8%
Net cash used in investing activities	$(12,324)	$(11,683)	$(641)	(5.5)%
Net cash provided by financing activities	$3,178	$1,207	$1,971	163.3%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was higher in the year-to-date period of 2019 as compared to the same period of 2018. One factor impacting the increase in cash provided by operating activities was a large custom content deal closed with a Native American tribe that contributed to $7.4 million in cash flow in the third quarter of 2019. Additionally, the overall increase in bookings resulted in higher cash flow in the year-to-date period of 2019 as compared to the same period in 2018. Offsetting these increases in cash flow was the timing of cash receipts from our contractual relationship with SOURCENEXT whereby we received one-time cash inflows of approximately $4.5 million in the first quarter of 2018 as compared to $0.5 million in cash inflows during the second quarter of 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was slightly higher in the year-to-date period of 2019 as compared to the same period of 2018. Higher amounts capitalized as internal-use software during 2019 were partially offset by $1.4 million in proceeds from the sale of non-current assets in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased in the year-to-date period of 2019 as compared to the same period of 2018. A $2.0 million increase in proceeds from stock option exercises contributed to the financing cash flow activities in 2019 as compared to the same period of 2018. During the second quarter of 2019, a net $9.9 million of borrowings were made under the credit facility in order to meet our seasonal cash flow needs. These borrowings were fully repaid during the third quarter of 2019.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, although we have modified our products to eliminate reliance on Adobe Flash, we still have customers who use older versions of our products that rely on Adobe Flash. In July 2015, certain vulnerabilities discovered in Adobe Flash led to temporary interruption of support for Adobe Flash by popular web browsers. If similar interruptions occur in the future and disrupt our ability to provide our products to some or all of our users, our ability to generate revenue would be harmed. Additionally, if Adobe Flash were to become deleted from Adobe’s product line or become not supported or updated to keep pace with current computer hardware, then our software products that continue to rely on Adobe Flash would become obsolete very quickly. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as "Brexit"). The referendum was advisory, and by the terms of the Treaty on European Union, withdrawal is subject to a negotiation period that was scheduled to expire in March 2019 but has been extended through January 2020. The ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results, and cash flows. Additionally, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, the United Kingdom and the European Union make to retain access to each other's respective markets either during a transitional period or more permanently. Any of these effects, among others, could materially adversely affect our business, business opportunities, results of operations, and financial condition.

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

10.1

Agreement and General Release dated July 1, 2019 by and between Rosetta Stone Ltd. and Sonia Galindo (incorporated here by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2019 filed on August 6, 2019).

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

32**

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

Date: November 6, 2019