Form 10-K
period 2019-12-31
ROSETTA STONE INC
filed 2020-03-11
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 1-34283

Rosetta Stone Inc.

(Exact name of registrant as specified in its charter)

Delaware	043837082
(State of incorporation)	(I.R.S. Employer Identification No.)

1621 North Kent Street, Suite 1200	22209
Arlington, Virginia	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: 703-387-5800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.00005 per share	RST	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $306.1 million as of June 28, 2019 (based on the last sale price of such stock as quoted on the New York Stock Exchange). All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect of registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 03, 2020, there were 24,851,283 shares of common stock outstanding.

Documents incorporated by reference:  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2020 Annual Meeting of Stockholders to be held on June 11, 2020 are incorporated by reference into Part III.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") and other statements or presentations made from time to time by the Company, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," or "projects,” or similar words or phrases. These statements may include, but are not limited to, statements related to:

•	our business strategy; guidance or projections related to revenue;
•	Adjusted EBITDA, sales, and other measures of future economic performance;
•	the contributions and performance of our businesses, including acquired businesses and international operations;
•	projections for future capital expenditures; and
•	other guidance, projections, plans, objectives, and related estimates and assumptions.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

•	the risk that we are unable to execute our business strategy;
•	declining demand for our language learning and literacy solutions;
•	the risk that we are not able to manage and grow our business;
•	the impact of any revisions to our pricing strategy;
•	the risk that we might not succeed in introducing and producing new products and services;
•	the impact of foreign exchange fluctuations;
•	the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds;
•	the risk that we cannot effectively adapt to and manage complex and numerous technologies;
•	the risk that businesses acquired by us might not perform as expected; and
•	the risk that we are not able to successfully expand internationally.

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

Founded in 1992, Rosetta Stone's language division uses cloud-based solutions to help all types of learners read, write, and speak world languages. Lexia Learning, Rosetta Stone's literacy education division, was founded more than 30 years ago and is a leader in the literacy education space. Today, Lexia helps students build foundational reading skills through its rigorously researched, independently evaluated, and widely respected instruction and assessment programs. Rosetta Stone Inc. was incorporated in Delaware in 2005.

As our Company has evolved, we believe that our current portfolio of language and literacy products and our Software-as-a-Service (“SaaS”) based delivery model provide multiple opportunities for long-term value creation. We believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe, and we are uniquely positioned with the power of our global brand to meet the growing needs of global learners.

We continue to emphasize the development of products and solutions for learners who need to speak and read English. This focus extends to the Consumer Language segment, where we continue to make product investments serving the needs of passionate language-learners who are mobile, results-focused and value a quality language-learning experience.

To position the organization for success, our focus is on the following priorities:

1.	Continued growth of our K-12 business;
2.	Leverage our iconic Rosetta Stone brand;
3.	Position ourselves as a leader in adaptive blended learning; and
4.	Accelerate growth and increase intrinsic value.

In late 2019, a strain of the Coronavirus (COVID-19) surfaced in Wuhan, China. As the virus has spread, it has significantly impacted the health and economic environment in China and in other parts of the world. In these areas, local authorities have taken a variety of steps to protect its citizens, including closing schools and workplaces and requiring people to stay at home and to not congregate in large numbers. These actions have had negative impacts on the economic environment. We do not have significant supply chain dependencies outside the United States. Also, we deliver our products under a SaaS subscription model that allows us to deliver our services remotely, which may be important in situations in which schools and workplaces might be closed. Although COVID-19 has not materially impacted our ability to operate our business to date, we are continuing to monitor the situation and are reviewing our preparedness plans should we begin to experience material impacts.

Business Segments

Our business is organized into three operating segments: Literacy, E&E Language, and Consumer Language. The Literacy segment derives revenue under a SaaS model from the sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives language-learning revenues from sales to educational institutions, corporations, and government agencies worldwide under a SaaS model. The Consumer Language segment derives revenue from sales to individuals and retail partners worldwide and across a 100% digital subscription software business. For additional information regarding our segments, see Note 17 of Item 8, Financial Statements and Supplementary Data. Prior periods are presented consistently with our current operating segments and definition of segment contribution.

Products and Services

Literacy:

Literacy Solutions: Our Literacy segment is comprised solely of our Lexia business. The Lexia Learning suite of subscription-based English literacy-learning and assessment solutions provide explicit, systematic, personalized learning on foundational literacy skills for students of all abilities. This research-proven technology based approach accelerates reading skills development, predicts students' year-end performance and provides teachers with data-driven action plans to help differentiate instruction. Lexia Reading Core5 is available for all abilities from pre-K through grade 5. PowerUp Literacy is designed for non-proficient readers in grades 6 and above. Lexia RAPID Assessment is a computer-adaptive screener and diagnostic tool for grades K-12 that identifies and monitors reading and language skills to provide actionable data for instructional planning. Lexia's solutions deliver performance data and analysis to enable teachers to monitor and modify their instruction to address specific student needs. These literacy solutions are provided under web-based subscriptions. Our service offerings provide schools with product implementation services to support strong educator and student use. These services are purchased through annual or multi-year service contracts. In addition, we are developing a learning product for emerging bilinguals for English in grades K-6 called Rosetta Stone English. This product is in beta testing and we expect a full release in the second half of 2020.

E&E Language:

E&E Language-Learning Solutions: Rosetta Stone provides a series of web-based subscriptions to interactive language-learning solutions for schools, businesses and other organizations that are primarily available online. Our core language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary context-based immersion methodology, speech recognition engine and innovative technology features. Available in 24 languages and designed for beginner to intermediate language learners, Rosetta Stone Foundations builds fundamental language skills. Rosetta Stone Advantage is available for all proficiency levels in 9 of the 24 languages and focuses on improving everyday and business language skills. Our Fluency Builder solution (formerly referred to as Advanced English for Business) serves multinational companies seeking to build their employees’ English language proficiency so they are able to communicate and operate in a global business environment. Our Rosetta Stone Enterprise product (formerly referred to as Catalyst) consolidates and aligns our Foundations, Advantage and Fluency Builder products into a single solution for our enterprise customers. Rosetta Stone Enterprise provides streamlined access and simplified pricing for the full suite of English and world language learning content, along with assessment, placement, ongoing reporting and demonstration of results, all of which address important customer needs to focus and demonstrate payback. Specifically designed for use with our language-learning solutions, our E&E Language customers may also purchase live tutoring sessions to enhance the learning experience.

Our E&E Language customers can maximize their learning solutions with administrative tools, professional services and custom solutions. Our E&E Language learning programs come with a set of administrative tools for performance monitoring, and to measure and track learner progress. Administrators can use these tools to access real-time dynamic reports and identify each learner's strengths and weaknesses. Professional services provide our customers with access to experienced training, implementation and support resources. Our team works directly with customers to plan, deploy, and promote the program for each organization, incorporate learning goals into implementation models, prepare and motivate learners, and integrate the E&E Language solutions into technical infrastructure. We offer tailored solutions to help organizations maximize the success of their learning programs. Our current custom solutions include curriculum development, global collaboration programs that combine language education with business culture training, group and live tutoring, and language courses for government programs.

Consumer Language:

Rosetta Stone also offers a broad portfolio of technology-based learning products for personal use to the global consumer. Our interactive portfolio of language-learning solutions is powered by our widely recognized brand, and building on our more than 25-year heritage in language-learning. The intuitive, easy-to-use language-learning programs can be purchased primarily as a software subscription via the web, mobile in-app purchase, or through retail partners.

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

Our language-learning suite offers courses and practice applications in multiple languages, each leveraging our proprietary immersion methodology, speech recognition engine and innovative technology features. Beginner to intermediate language-learning products are available in 25 languages to build fundamental language skills. More advanced language-learning products are available in 9 of the 25 languages. We also offer online services to enhance and augment our learners' capabilities. Our Online Tutoring is an online video service that provides either one-on-one or group conversational coaching sessions with native speakers to practice skills and experience direct interactive dialogue. Our current suite of mobile language-learning apps includes downloadable lessons which enables learners to access their language program anytime anywhere.

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

Customers and Distribution Channels

No customer accounted for more than 10% of consolidated revenue during the years ended December 31, 2019, 2018, and 2017. Most of our business is SaaS-based; consequently, backlog is not significant.

Literacy:

Our Literacy distribution channel in the United States utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia solutions to K-12 schools. International distribution is primarily managed through independent resellers based in the United Kingdom, Australia and New Zealand.

E&E Language:

Our E&E Language distribution channel is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools, higher education, government agencies, not-for-profit organizations, and corporations. Our E&E Language-learning customers include the following:

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

Direct to consumer (“DTC”).   Sales generated through our e-commerce website at www.rosettastone.com, app stores such as Apple App Store, Google Play, Amazon App Store for Android and Samsung Galaxy App Store and our call centers.

Indirect to consumer. Sales generated through arrangements with third-party e-commerce websites and consignment distributors such as Software Packaging Associates.

Retailers.   Our retailers enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our own websites, and further strengthen and enhance our brand image. Our retail relationships include Amazon.com, Barnes & Noble, Target, Best Buy, and others in and outside of the U.S. We may also partner at times with daily deal partners and home shopping resellers.

Home School.   We promote interest in the language-learning market through advertising in publications focused on home schooling and attending local trade shows.

Sourcing and Fulfillment

Our Literacy, E&E Language and Consumer Language segments utilize a SaaS model in order to provide a learner experience with instant fulfillment and mobile availability. Consequently, sourcing and fulfillment of physical inventory is not significant. The physical inventory that we do carry has a flexible and low-cost manufacturing base. We use a third-party logistics company to obtain substantially all of our packaging components, which primarily consist of boxes for our language learning product and reference materials, and to manufacture and fulfill finished product. We believe that we have good relationships with our vendors and that there are alternative sources in the event that one or more of these vendors is not available. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with a view to ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.

Competition

The business environment in which we operate is rapidly evolving, highly fragmented and intensely competitive. Within the technology-based learning industry, Rosetta Stone competes in several categories, including literacy, enterprise and educational language learning, and consumer language learning.

With Lexia, we compete primarily in the K-12 digital literacy space in the U.S.

Within the language-learning market, we compete against companies providing a variety of instructional and learning modes: classroom instruction utilizing the traditional approach of memorization, grammar and translation; immersion-based classroom instruction; self-study books, audio recordings and software that rely primarily on grammar and translation; and free online and mobile offerings that provide content and opportunities to practice writing and speaking.

Our competitors vary depending on the category, but generally consist of public and private companies who offer online, mobile, in-person, instructional or self-directed educational products and services.

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

We have seventeen U.S. patents, fourteen foreign patents and several U.S. and foreign patent applications pending that cover various aspects of our language-learning and literacy technologies.

We have registered a variety of trademarks, including our primary or house marks, Rosetta Stone, The Blue Stone Logo, Lexia, Lexia PowerUP Literacy, and TruAccent. These trademarks are the subject of either registrations or pending applications in the U.S., as well as numerous countries worldwide where we do business. We have been issued trademark registrations for our yellow color from the U.S. Patent and Trademark Office. We intend to continue to strategically register, both domestically and internationally, trademarks we use today and those we develop in the future. We believe that the distinctive marks that we use in connection with our solutions are important in building our brand image and distinguishing our offerings from those of our competitors. These marks are among our most valuable assets.

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

Employees

As of December 31, 2019, we had 1,147 total employees, consisting of 746 full-time and 401 part-time employees. We have employees in France and Spain who benefit from a collective bargaining agreement. We believe that we have good relations with our employees.

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

Item 1A.    Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Quarterly Report on Form 10-Q filed on November 6, 2019 with the SEC for the period ended September 30, 2019. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.

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

Our actual operating results may differ significantly from our guidance. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

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

We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are concentrated on a key group that is comprised of a mix of websites, such as Amazon.com, app stores, such as the Apple App Store Google Play Store, Amazon App Store for Android and Samsung Galaxy App Store, select retail resellers, such as Barnes & Noble, Target, and Best Buy, and consignment distributors such as Software Packaging Associates.

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

Price changes, varying subscription terms, and other concessions could reduce our revenue.

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

Additionally, our online and app-based products are sold under different subscription terms, from short-term (less than one year) to long-term (typically 12 to 24 months) subscriptions with a corresponding license term, and lifetime subscriptions without a fixed duration. Online and app-based subscription customers could be less likely to renew their subscriptions beyond the initial term and lifetime subscribers have no need to renew. Consequently, we could earn less revenue over time from each customer than historically, which could have a substantially negative impact on our revenue, results of operations and cash flow in any quarterly reporting period.

In the U.S. and Canada, we offer consumers who purchase our web-based software directly from us a 30-day, unconditional, full money-back refund. We also permit some of our retailers and distributors to return products, subject to certain limitations. We establish revenue reserves for product returns based on historical experience, estimated channel inventory levels, the timing of new product introductions and other factors. If product returns exceed our reserve estimates, the excess would offset reported revenue, which could adversely affect our reported financial results.

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

The success of our international operations depends on our ability to successfully market, sell, deliver and support our products and services internationally. In 2016, we decided to eliminate our direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the E&E Language offerings, relying instead on indirect sales channels through reseller and other arrangements with third parties in those geographies. We also optimized certain of our website sales channels in Europe, Asia and Latin America. In addition, our international businesses expose us to risks including, but not limited to:

•	tariffs and trade barriers;
•	currency fluctuations, which could decrease our revenues or increase our costs in the United States;
•	regulations related to customs and import/export matters;
•	tax issues, such as tax law changes and variations in tax laws;
•	restrictions on the repatriation of profits or payment of dividends;
•	inadequate banking systems;
•	crime, strikes, riots, civil disturbances, terrorist attacks or wars;
•	law enforcement authorities and courts that are weak or inexperienced in commercial matters; and
•	deterioration of political relations among countries.

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

Our products and internal systems rely on software that is highly technical and maintained by third parties. If such third-party software contains undetected errors or vulnerabilities, or if it is not supported or updated to keep pace with current computer hardware, our business could be adversely affected.

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

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our customers. The use of personal data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, as well as among data subjects, and the regulatory environment is unsettled and rapidly evolving. Many jurisdictions have passed new laws impacting technical and organizational measures to be put in place and require notifications to data subjects and/or state agencies where there is a security breach involving personal data, such as California’s Information Practices Act. Despite the technical and organizational measures we have in place, we could suffer successful breaches, employee malfeasance, or human or technological error which could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.

We also face similar risks in international markets where our products, services and apps are offered. Foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the U.S. We are subject to international laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations and ability to provision our products and perform services for our customers, including data relating to users, customers, employees, or partners outside the U.S., and those laws and regulations are uncertain and subject to change.

Legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the U.S. For example, in October 2015, the European Court of Justice invalidated the 2000 US-EU Safe Harbor program as a legitimate and legally authorized basis on which U.S. companies, including Rosetta Stone, could rely for the transfer of personal data from the European Union to the U.S. The European Union and U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S. called the Privacy Shield Framework. Rosetta Stone participates in and has certified to its compliance to the Privacy Shield Framework. However, this framework also faces a number of legal challenges, is subject to an annual review that could result in changes to our obligations, and also may be challenged by national regulators or private parties. In addition, other available bases on which to rely for the transfer of European Union personal data outside of the European Economic Area, such as Standard Contractual Clauses (SCCs), have also been subjected to regulatory or judicial scrutiny. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.  Additionally, the United Kingdom’s decision to withdraw from the European Union also has resulted in uncertainty with regard to compliance obligations for data transfers between the European Union and the United Kingdom and the U.S.

If one or more of the legal bases for transferring personal data from Europe to the U.S. is invalidated, or if we are unable to transfer personal data between and among countries and regions in which Rosetta Stone operates, it could affect the manner in which we provide our services or adversely affect our financial results. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to the Rosetta Stone brands, and a loss of customers, which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries are considering laws mandating that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and design product, service and business operations to limit personal data processing within individual countries could increase our operating costs significantly. In addition, the European Commission approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR includes additional operational and other requirements for companies that receive or process personal data of residents of the European Union as well as significant penalties for non-compliance. California recently enacted the Consumer Privacy Act of 2018, effective January 1, 2020, which greatly expands the definition of what constitutes personal data and requires companies, among other things, to give California consumers information about what data they collect and to delete data about consumers if requested.

The interpretation and application of privacy and data protection laws and regulations are often uncertain and in flux in the U.S. and internationally. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results. In addition, these laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy or data protection laws are interpreted and applied in a manner that is inconsistent with our current policies and practices we may be deemed non-compliant, subject to legal or regulatory process, fined or ordered to change our business practices in a manner that could cause use to incur substantial costs, or that adversely impacts our business or operating results.

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

The uncertainty surrounding the terms of the United Kingdom's withdrawal from the European Union and its consequences could cause disruptions to, and create uncertainty in, our businesses.

The United Kingdom formally left the European Union on January 31, 2020, immediately entering an eleven month transition period running until the end of December 2020. During this transition period, the United Kingdom’s trading relationship with the European Union will remain unchanged, allowing time to agree and implement a new future trading relationship. However, the terms of the United Kingdom’s relationship with the European Union after the end of the transition period remain subject to negotiations yet to come, and there is substantial uncertainty about the terms of the final agreements. Therefore, the ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results, and cash flows. Additionally, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union, and between the United Kingdom and countries outside of the European Union, including the United States of America, are established. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, the United Kingdom and the European Union make to retain access to each other's respective markets either during an additional transitional period or more permanently. There is also the risk that other countries may decide to leave the European Union. Any of these effects, among others, may have a materially adverse effect on global economic conditions and the stability of global financial markets, which in turn could materially adversely affect our business, business opportunities, results of operations, and financial condition.

The United States government may make substantial changes to fiscal, political, regulatory and other federal or foreign policies that may adversely affect our business, financial condition, operating results and cash flows.

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

Furthermore, there is uncertainty as to the position the United States government will take with respect to world affairs and events. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries. This uncertainty, together with other key global events during recent years (such as the continuing uncertainty arising from the United Kingdom’s withdrawal from the EU as well as ongoing terrorist activity), may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the U.S., including with the Company (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets (including the New York Stock Exchange on which our common stock is traded), and (iv) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets. Any change in strategy may not be successful, and could have a materially adverse effect on our business, business opportunities, results of operations and financial condition.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may impact our facilities or the facilities of third parties on which we depend, and could impact consumer spending.

If any of our facilities, facilities of third parties on which we depend, or our customers are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters or public health crisis or political crises affecting or occurring at our or our third party facilities could also impact our operations, our reputation and our customers’ perception of our brands. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China. The extent to which the coronavirus may impact our business is uncertain, however we continue to monitor its effect.

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

Our credit facility contains a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. During the term of our $25.0 million credit facility, we are also subject to certain financial covenants that require us to maintain a minimum liquidity coverage ratio and minimum financial performance requirements, as defined in the credit facility. If we are not able to comply with all of these covenants, for any reason, we would not be able to borrow funds under the facility, and some or all of any outstanding debt could become immediately due and payable which could have a material adverse effect on our liquidity and ability to conduct our business.

We might be required to raise additional funds from the capital markets and/or renegotiate our banking covenants to support our business, which might not be available on acceptable terms or at all.

While we anticipate that our existing cash and cash equivalents, together with availability under our existing credit facility, cash balances and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital in order to meet our business objectives in the future. Such objectives may include, among other things, developing or enhancing future technologies and services, funding expansion, increasing working capital, acquiring businesses, products or technologies, and responding to competitive pressures. To the extent we face economic difficulties, our revenue, profitability and cash flows could be significantly reduced. A lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities, require us to reduce costs, require a renegotiation of our banking covenants or require us to raise additional funds through public or private financings or borrowings in order to maintain our operations at their current level.  If we seek to raise additional capital in order to meet various objectives, additional financing might not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of debt, equity or convertible debt securities, these securities might have rights, preferences and privileges senior to those of our current stockholders. Any additional capital raised through the sale of equity securities would also dilute our stock ownership. If adequate additional funds are not available, our business, business opportunities, results of operations and financial condition may be harmed.

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

We own several U.S. trademark registrations, including registrations of Rosetta Stone, the Blue Stone logo, Lexia, Lexia PowerUP Literacy, and TruAccent trademarks, as well as U.S. registrations of the color yellow as a trademark. In addition, we hold common law trademark rights and have trademark applications pending in the U.S. and abroad for additional trademarks. Even if federal registrations and registrations in other countries are granted to us, our trademark rights may be challenged. It is also possible that our competitors will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. In fact, various third parties have registered trademarks that are similar to ours in the U.S. and overseas. Furthermore, notwithstanding the fact that we may have secured trademark rights for our various trademarks in the U.S. and in some countries where we do business, in other countries we may not have secured similar rights and, in those countries there may be third parties who have prior use and prior or superior rights to our own. That prior use, prior or superior right could limit use of our trademarks and we could be challenged in our efforts to use our trademarks. We could incur substantial costs in prosecuting or defending trademark infringement suits. If we fail to effectively enforce our trademark rights, our competitive position and brand recognition may be diminished.

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

Our Consumer language-learning packages integrate our language-learning software solutions with online services, which provide opportunities for practice with dedicated language conversation coaches and other language learners to increase language socialization. The costs associated with the online services included with these software packages decrease margins. Customers may choose to not engage with conversation coaches or be willing to pay higher prices to do so. We cannot provide assurances that our future software package offerings will be successful or profitable, or if they are profitable, that they will provide an adequate return on invested capital. If our software package offerings are not successful, our business, financial results and reputation may be harmed.

Substantially all of our inventory is managed by a single third party logistics company. A disagreement with, or production disruption at, this entity could cause financial loss, including loss of revenue and harm to our reputation.

Substantially all of our inventory, which consists primarily of boxes for our language learning product and reference materials, is produced by a single third party logistics company. We could experience an interruption in our operations if we have a disagreement with this company or if this company suffers a production disruption or event that results in the damage or destruction of our inventory. We might be unable to meet our contractual obligations as a result of such an interruption, which could cause us financial loss, including loss of revenue and harm to our reputation. As our business has moved online, we expect that this risk will diminish over time.

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

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements about our performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2019 through March 3, 2020, our common stock has traded as high as $26.33 per share and as low as $14.34 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

•	announcements of acquisitions, collaborations, financings or other strategic business transactions by us;
•	termination or delay of a product;
•	public concern as to the efficacy of our products;
•	the recruitment or departure of key personnel; and
•	the other factors described in this “Risk Factor” section.

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

If securities or industry analysts do not publish research or reports, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.

The trading market for our shares of common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If securities or industry analysts do not continue to cover us, the trading price for our shares of common stock may be negatively impacted. If one or more of the analysts who covers us downgrades our shares of common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares of common stock could decrease and we could lose visibility in the financial markets, which could cause our share price and trading volume to decline.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Pursuant to the Company’s bylaws, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by an director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws of the Company or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.  Any person of entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to these provisions of the Company’s bylaws.  This choice of forum provision may limit the Company’s stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with the Company or the Company’s directors, officers, employees or agents, which may discourage such lawsuits against the Company and the Company’s directors, officers, employees and agents even though an action, if successful, might benefit the Company’s stockholders.  Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware.  The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to the Company’s stockholders.  Alternatively, if a court were to find these provisions of the Company’s bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2019, our corporate headquarters are located in Arlington, Virginia, where we occupy approximately 13,000 square feet of space on the top floor of an office building under a lease that ends April, 2023. For more information about our Arlington, Virginia lease and subleases, please see Note 7 of Item 8, Financial Statements and Supplementary Data.

In addition to our Arlington, Virginia office, we currently own one facility in Harrisonburg, Virginia, that provides operations and customer support services.

The Company also leases property in various locations in the U.S. and around the world, including Concord, MA, Seattle, WA and Cologne, Germany, as sales offices, for research and development activities, operations, product distribution, data centers, and market research. We believe our offices and facilities are adequate for our current needs.

Item 3.    Legal Proceedings

Information with respect to this item may be found in Note 11 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "RST." There were approximately 183 stockholders of record of our common stock as of March 3, 2020 when the last reported sales price of our common stock on the NYSE was $16.86 per share.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stockholder Return Performance Presentation

The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate the performance graph by reference.

The following graph compares the change in the cumulative total stockholder return on our common stock during the 5-year period from December 31, 2014 through December 31, 2019, with the cumulative total return on the NYSE Composite Index and the SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software. The comparison assumes that $100 was invested on December 31, 2014 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Consolidated Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8. Financial Statements and Supplementary Data.”

The selected consolidated statement of operations data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, and the selected consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016(1)	2015(2)
	(in thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$182,702	$173,634	$184,593	$194,089	$217,670
Gross profit	145,441	137,712	150,972	159,768	179,143
Loss from operations	(12,938)	(19,619)	(4,501)	(26,920)	(43,813)
Net loss	(12,956)	(21,473)	(1,546)	(27,550)	(46,796)

Loss per share attributable to common stockholders:
Basic	$(0.55)	$(0.95)	$(0.07)	$(1.25)	$(2.17)
Diluted	$(0.55)	$(0.95)	$(0.07)	$(1.25)	$(2.17)

Other Selected Data:
Total stock-based compensation expense	$4,359	$4,475	$4,141	$4,906	$7,195
Total intangible amortization expense	$1,532	$3,311	$3,839	$4,351	$5,192

(1)

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

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,010	$38,092	$42,964	$36,195	$47,782
Total assets (3)	201,107	187,258	194,755	194,310	228,543
Total deferred revenue	177,617	162,885	151,263	141,457	142,748
Notes payable and financing lease obligation	1,388	1,787	2,300	2,559	3,143
Total stockholders' equity (deficit)	(16,192)	(12,008)	2,423	(1,659)	22,410

(3)

Effective January 1, 2019 we adopted ASC 842 using the comparatives under 840 option such that prior comparative information continues to be reported under the accounting standards in effect for those periods. The 2019 Total Assets amount includes $5.8 million in operating lease right of use assets. See Note 2 and Note 7 of Item 8, Financial Statements and Supplemental Data, for additional disclosures regarding lease accounting and the impact of adoption of ASC 842.

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

Overview

Rosetta Stone is dedicated to changing people's lives through the power of language and literacy education. Our innovative digital solutions drive positive learning outcomes for the inspired learner at home or in schools and workplaces around the world. Founded in 1992, Rosetta Stone's language division uses cloud-based solutions to help all types of learners read, write, and speak world languages. Lexia Learning, Rosetta Stone's literacy education division, was founded more than 30 years ago and is a leader in the literacy education space. Today, Lexia helps students build foundational reading skills through its rigorously researched, independently evaluated, and widely respected instruction and assessment programs. Rosetta Stone Inc. was incorporated in Delaware in 2005.

We currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker. Prior periods have been reclassified to reflect our current segment presentation and definition of segment contribution. See Note 17 of Item 8, Financial Statements and Supplementary Data for additional information about the definition, calculation, and presentation of segment contribution.

The Literacy segment derives the majority of its revenue from sales of literacy solutions to educational institutions serving grades K through 12. The E&E Language segment derives revenue from sales of language-learning solutions to educational institutions, corporations, and government agencies worldwide. The Consumer Language segment derives the majority of revenue from sales of language-learning solutions to individuals and retail partners. Our Literacy distribution channel utilizes a direct sales force as well as relationships with third-party resellers focused on the sale of Lexia Learning solutions to K-12 schools. Our E&E Language distribution model is focused on targeted sales activity primarily through a direct sales force in five markets: K-12 schools; higher education; federal government agencies; corporations; and not-for-profit organizations. Our Consumer Language distribution channel comprises a mix of our call centers, websites, app-stores, third party e-commerce websites, select retail resellers, such as Amazon.com, Barnes & Noble, Target, and Best Buy, consignment distributors such as Software Packaging Associates, and daily deal partners and home shopping resellers.

As our Company has evolved, we believe that our current portfolio of language and literacy products and our SaaS-based delivery model provides multiple opportunities for long-term value creation. We also believe the demand is growing for e-learning based literacy solutions in the U.S. and English language-learning around the globe, and we are uniquely positioned with the power of our global brand to meet the growing needs of global learners.

We continue to emphasize the development of products and solutions for learners who need to speak and read English. This focus extends to the Consumer Language segment where we continue to make product investments serving the needs of passionate language learners who are mobile, results-focused and value a quality language-learning experience.

To position the organization for success, our focus is on the following priorities:

1.	Continued growth of our K-12 business;
2.	Leverage our iconic Rosetta Stone brand;
3.	Position ourselves as a leader in adaptive blended learning; and
4.	Accelerate growth and increase intrinsic value.

In late 2019, a strain of the Coronavirus (COVID-19) surfaced in Wuhan, China. As the virus has spread, it has significantly impacted the health and economic environment in China and in other parts of the world. In these areas, local authorities have taken a variety of steps to protect its citizens, including closing schools and workplaces and requiring people to stay at home and to not congregate in large numbers. These actions have had negative impacts on the economic environment. We do not have significant supply chain dependencies outside the United States. Also, we deliver our products under a SaaS subscription model that allows us to deliver our services remotely, which may be important in situations in which schools and workplaces might be closed. Although COVID-19 has not materially impacted our ability to operate our business to date, we are continuing to monitor the situation and are reviewing our preparedness plans should we begin to experience material impacts.

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

Cost of Revenue

Cost of revenue primarily represents costs associated with supporting our web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs, and depreciation. We also include the cost of credit card processing and customer technical support in cost of revenue. Cost of revenue also includes third-party royalty fees and inventory storage, obsolescence and shrinkage.

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

Revenue Recognition

Nature of Revenue: We account for revenue contracts with customers by applying the five step model in ASC 606. Our primary sources of revenue are web-based software subscriptions, mobile application, online services, and professional services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue is recognized net of allowances for returns. Revenue is also recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied. Certain Consumer Language offerings have contracts with no fixed duration and are marketed as lifetime subscriptions. For these lifetime subscriptions, we estimate the expected contract period as the greater of the average customer life or the longest fixed-period duration subscription that is currently marketed. Our current expected contract period for lifetime subscriptions is 24 months.

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

Stock-Based Compensation

All stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date. We use our own historical stock price data to estimate a forfeiture rate over the most recent period commensurate with the estimated expected term.

Our restricted stock and restricted stock unit grants are accounted for as equity awards. Stock-based compensation expense associated with service-based equity awards is recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statement of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards are accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimate. In any period in which we determine the achievement of the performance metrics is not probable, we cease recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. \

Goodwill

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

For our annual goodwill test performed as of June 30, 2019, we began our annual test with the qualitative test. We concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with remaining goodwill balances were less than the carrying value. Accordingly, a quantitative impairment test was not performed and no goodwill impairment charges were recorded in connection with the annual impairment test. There was no goodwill impairment during the years ended December 31, 2019, 2018 and 2017.

Going Concern Assessment

As part of our internal control framework, we routinely perform an assessment to determine the Company's ability to continue as a going concern. As further described below, we have concluded based on projections that the cash balance, funds available from credit facility, and the cash flows from operations are sufficient to meet the liquidity needs through the one year period following the financial statement issuance date.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of March 11, 2020.

The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. The inputs that we considered important in a going concern analysis, include, but are not limited to, our 2020 cash flow forecast, 2020 operating budget, and long-term plan that extends beyond 2020. These inputs consider information including, but not limited to, our financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

We have considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 11, 2020, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that we will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

Recently Issued Accounting Standards

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2 of Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$182,702	$173,634	$184,593
Cost of revenue	37,261	35,922	33,621
Gross profit	145,441	137,712	150,972
Operating expenses
Sales and marketing	99,572	98,911	96,660
Research and development	24,510	25,210	24,747
General and administrative	34,297	33,210	34,066
Total operating expenses	158,379	157,331	155,473
Loss from operations	(12,938)	(19,619)	(4,501)
Other income and (expense):
Interest income	61	103	66
Interest expense	(316)	(313)	(491)
Other income and (expense)	554	165	881
Total other income and (expense)	299	(45)	456
Loss before income taxes	(12,639)	(19,664)	(4,045)
Income tax expense (benefit)	317	1,809	(2,499)
Net loss	$(12,956)	$(21,473)	$(1,546)
Loss per share:
Basic	$(0.55)	$(0.95)	$(0.07)
Diluted	$(0.55)	$(0.95)	$(0.07)
Common shares and equivalents outstanding:
Basic weighted average shares	23,444	22,705	22,244
Diluted weighted average shares	23,444	22,705	22,244

Comparison of the Year Ended December 31, 2019 and the Year Ended December 31, 2018

The following table sets forth revenue, the corresponding percent of total revenue, segment contribution, and segment contribution margin for each of our operating segments for the years ended December 31, 2019 and 2018:

	Year ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$62,625	34.3%	$52,766	30.4%	$9,859	18.7%
E&E Language	56,812	31.1%	60,376	34.8%	(3,564)	(5.9)%
Consumer Language	63,265	34.6%	60,492	34.8%	2,773	4.6%
Total Revenue	182,702	100.0%	173,634	100.0%	9,068	5.2%

Segment Contribution and Segment Contribution Margin
Literacy	$10,095	16.1%	$7,173	13.6%	$2,922	40.7%
E&E Language	22,735	40.0%	22,852	37.8%	(117)	(0.5)%
Consumer Language	14,983	23.7%	12,771	21.1%	2,212	17.3%
Language Shared Services	(14,611)		(16,153)		1,542	9.5%
Total Segment Contribution	$33,202		$26,643		$6,559	24.6%

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

E&E Language Segment

Approximately $2.1 million of the overall decline in E&E Language segment revenue was attributable to the enterprise category while the North America K-12 category was down by approximately $1.5 million. Within the enterprise category, the reseller and affiliate sales channels were $1.8 million of the total decline in E&E Language revenue. We expect to continue to balance investments and adjust our cost structure to align scale without impacting growth.

Before shared Language research and development expense, the E&E Language segment contribution margin increased on lower direct sales and marketing costs, despite the reduction in E&E Language revenue. The dollar value of E&E Language segment contribution was flat year over year.

Consumer Language Segment

Consumer Language segment revenue increased as app store revenue was higher by $6.5 million, partially offset by a decrease in retail channel revenue of $2.1 million and a decrease of approximately $0.9 million related to the absence of FitBrains subscription revenue associated with our brain fitness consumer business that was shuttered in 2018. During 2019, there was a higher mix of more expensive, longer duration subscriptions sold as compared to 2018, with long term subscriber base growth of 24%. We expect to invest in mobile and scaled media to drive growth in this segment. Our Consumer business is seasonal and consumer sales typically peak in the fourth quarter during the holiday shopping season.

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

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the years ended December 31, 2019 and 2018:

	Year ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
United States	$164,080	89.8%	$152,407	87.8%	$11,673	7.7%
International	18,622	10.2%	21,227	12.2%	(2,605)	(12.3)%
Total revenue	$182,702	100.0%	$173,634	100.0%	$9,068	5.2%

United States Revenue

United States revenue increased primarily due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue. Additionally, app store revenue in the US increased $5.2 million as compared to prior year.

International Revenue

Approximately $0.9 million of the decrease in international revenue reflects the absence of FitBrains subscription revenue associated with our Canadian brain fitness consumer business that was shuttered in 2018. Revenue in the E&E Language France and Spain education business declined $1.2 million due to the exit of those unprofitable geographies in 2016.

Cost of Revenue, and Gross Profit

The following table sets forth revenue, cost of revenue, and gross profit for the years ended December 31, 2019 and 2018:

	Year ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages)
Revenue	182,702	100.0%	173,634	100.0%	$9,068	5.2%
Cost of revenue	37,261	20.4%	35,922	20.7%	1,339	3.7%
Gross profit	$145,441	79.6%	$137,712	79.3%	$7,729	5.6%

Cost of Revenue

The increase in cost of revenue was primarily due to $2.3 million higher payroll and benefits costs, primarily driven by an increase in headcount and $2.3 million in increased amortization of previously capitalized software costs. These increases were partially offset by a $3.3 million decline in inventory costs, due in part to the $1.3 million inventory obsolescence charge in the first quarter of 2018 associated with the switch from packaged perpetual products to subscription-based offerings in the retail and DTC channels of the Consumer Language segment which did not recur in 2019.

Gross Profit

The increase in gross profit and gross profit percentage were primarily attributable to the increases in revenue previously discussed.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the years ended December 31, 2019 and 2018:

	Year ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$99,572	54.5%	$98,911	57.0%	$661	0.7%
Research and development	24,510	13.4%	25,210	14.5%	(700)	(2.8)%
General and administrative	34,297	18.8%	33,210	19.1%	1,087	3.3%
Total operating expenses	$158,379		$157,331		$1,048	0.7%

Sales and Marketing Expenses

The slight increase in sales and marketing expense was primarily due to higher selling related expense, which increased commensurate with the increase in revenue recognized year over year, partially offset by lower intangible amortization expense of $1.0 million from the completed amortization period of certain acquired intangibles.

Research and Development Expenses

Research and development expenses decreased, primarily due to $0.8 million in lower intangible amortization expense from the completed amortization period of certain acquired intangibles and as more of our internal-use software development costs were capitalized related to development initiatives in Literacy and Language.

General and Administrative Expenses

General and administrative expenses were up due to higher variable compensation expense of $0.3 million on higher funding levels as compared to 2018, higher stock compensation expense of $0.3 million associated with the departure of an executive early in the third quarter, and a $0.2 million increase in bad debt expense.

Interest and Other Income and (Expense)

	Year ended December 31,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income	$61	$103	$(42)	(40.8)%
Interest expense	(316)	(313)	(3)	(1.0)%
Other income and (expense)	554	165	389	235.8%
Total other income and (expense)	$299	$(45)	$344	764.4%

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our financing leases, interest on borrowings associated with our credit facility, and the recognition of our deferred financing fees associated with our credit facility. The change in other income and (expense) was primarily attributable to a $1.4 million gain on the sale of certain idle assets in the first quarter of 2019, partially offset by unfavorable foreign exchange fluctuations.

Income Tax Expense

	Year ended December 31,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Income tax expense	$317	$1,809	$(1,492)	(82.5)%

In the first quarter of 2019, the state of Virginia adopted an indefinite carry forward of net operating losses resulting in a release of our state valuation allowance and recognition of $0.6 million in state tax benefit. In the third quarter of 2019, the full valuation allowance of $0.7 million was released related to one of our French subsidiaries. The tax benefit related to these valuation allowance releases was partially offset by income tax expense in the U.K., Germany, Canada, France, Brazil and China and deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets.

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

Cost of Revenue, and Gross Profit

The following table sets forth revenue, cost of revenue, and gross profit for the years ended December 31, 2018 and December 31, 2017:

	Year ended December 31,				2018 versus 2017
	2018		2017 (1)		Change	% Change
	(in thousands, except percentages)
Revenue	173,634	100.0%	184,593	100.0%	$(10,959)	(5.9)%
Cost of revenue	35,922	20.7%	33,621	18.2%	2,301	6.8%
Gross profit	$137,712	79.3%	$150,972	81.8%	$(13,260)	(8.8)%

(1)	Effective January 1, 2018 we adopted ASC 606 using the modified retrospective approach. Revenue in prior comparative periods reflects amounts previously reported and has not been restated.

Cost of Revenue

The increase in cost of subscription and service revenue was primarily due to higher amortization expense from capitalized internal-use software costs associated with the Literacy PowerUp SaaS offering that was released in early 2018. Additionally, there was a $2.1 million inventory obsolescence charge during 2018 associated with the SaaS transition.

Gross Profit

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

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our financing leases and the recognition of our financing fees associated with our undrawn credit facility. The change in other income and (expense) was primarily attributable to foreign exchange fluctuations and the absence of the gain on sale associated with the sale of our Korea subsidiary in 2017.

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

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity at December 31, 2019 consisted of $43.0 million in cash and cash equivalents and short-term investments, an increase of $4.9 million, from $38.1 million compared to December 31, 2018. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flow from our operations. For the year ended December 31, 2019, we generated $17.2 million in cash flows from operations as reflected in our consolidated statements of cash flows.

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

On October 28, 2014, we executed a Loan and Security Agreement with Silicon Valley Bank ("Bank") to obtain a credit facility. Since the original date of execution, we have executed several amendments to the credit facility to reflect updates to our financial outlook and extend the credit facility. Under the eighth amendment executed on March 10, 2020, we may borrow up to $25.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. The credit facility has a term that expires on April 1, 2023, during which time we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, we must have less than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest will accrue at the greater of Prime Rate or 1.5% and must be paid quarterly.

As of the date of this filing, no borrowings are outstanding under the credit agreement. During our seasonal low point of cash in the first half of 2019, we borrowed $10.5 million in short-term borrowings that were fully repaid by the end of the third quarter. We are subject to certain financial and restrictive covenants under the credit facility. As of December 31, 2019, we were in compliance with all of the covenants under the credit facility. Consistent with the seasonality of cash we saw in 2019, we expect to make short term borrowings under our credit facility in the second quarter of 2020 and expect to have no borrowings outstanding at the calendar end of 2020. We believe the borrowing availability under the credit facility is sufficient to provide liquidity during our mid-year seasonal cash low point.

The total amount of cash that was held by foreign subsidiaries as of December 31, 2019 was $5.4 million. As of December 31, 2019, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

During the last three years, inflation has not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Capital Resources

We believe our current cash and cash equivalents, short-term investments, borrowings under our credit facility, and funds generated from our sales will be sufficient to meet our cash needs for at least the next twelve months from the date of issuance of this report. We have generated significant operating losses as reflected in our accumulated loss and we may continue to incur operating losses in the future that may continue to require additional working capital to execute strategic initiatives. Our future capital requirements will depend on many factors, including development of new products, market acceptance of our products, the levels of advertising and promotion required to launch additional products and improve our competitive position in the marketplace, the expansion of our sales, support and marketing organizations, the optimization of office space in the U.S. and worldwide, building the infrastructure necessary to support our growth, the response of competitors to our products and services, and our relationships with suppliers. We extend payments to certain vendors in order to minimize the amount of working capital deployed in the business. In order to maximize our cash position, we will continue to manage our existing inventory, accounts receivable, and accounts payable balances. Borrowings under our credit facility can be utilized to meet working capital requirements, anticipated capital expenditures, and other obligations. We expect the trends experienced with revenue and expenses during 2019 will continue for 2020.

Cash Flow Analysis for the Year ended December 31, 2019 as compared to the year ended December 31, 2018

	Year ended December 31,		2019 versus 2018
	2019	2018	Change	% Change
	(in thousands, except percentages)
Net cash provided by operating activities	$17,191	$10,443	6,748	64.6%
Net cash used in investing activities	$(15,370)	$(16,872)	1,502	8.9%
Net cash provided by financing activities	$3,065	$1,791	1,274	71.1%

Net Cash Provided By Operating Activities

Net cash provided by operating activities was higher in 2019 as compared to 2018 reflecting an improvement in net loss year over year. One factor impacting the increase in cash provided by operating activities was a large custom content deal closed with a Native American tribe that contributed to $7.4 million in cash flow in the third quarter of 2019. Additionally, the overall increase in bookings resulted in higher cash flow in the year-to-date period of 2019 as compared to the same period in 2018. Offsetting these increases in cash flow was the timing of cash receipts from our contractual relationship with SOURCENEXT whereby we received one-time cash inflows of approximately $4.5 million in the first quarter of 2018 as compared to $0.5 million in cash inflows during the second quarter of 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was slightly lower in 2019 as compared to 2018, primarily due to $1.4 million in proceeds from the sale of certain idle non-current assets in the first quarter of 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased in 2019 as compared to 2018 primarily due to a $1.3 million increase in proceeds from stock option exercises. During the second quarter of 2019, a net $9.9 million of borrowings were made under the credit facility in order to meet our seasonal cash flow needs. These borrowings were fully repaid during the third quarter of 2019.

Cash Flow Analysis for the Year ended December 31, 2018 as compared to the year ended December 31, 2017

	Year ended December 31,		2018 versus 2017
	2018	2017	Change	% Change
	(in thousands, except percentages)
Net cash provided by operating activities	$10,443	$18,960	(8,517)	(44.9)%
Net cash used in investing activities	$(16,872)	$(12,822)	(4,050)	(31.6)%
Net cash provided by (used in) financing activities	$1,791	$(118)	1,909	1617.8%

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

Contractual Obligations

As discussed in Note 7 of Item 8, Financial Statements and Supplementary Data, we lease buildings, parking spaces, equipment, and office space under operating lease agreements. We also lease a building in France, certain equipment, and certain software under financing lease agreements. The following table summarizes our future minimum rent payments under non-cancellable operating and financing lease agreements as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Financing leases	$1,485	$528	$924	$33	$—
Operating leases	6,179	1,706	3,276	1,121	76
Total	$7,664	$2,234	$4,200	$1,154	$76

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2019. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013).

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

Based on using the COSO criteria, management believes our internal control over financial reporting as of December 31, 2019 was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included on page F-3 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2019 (the "2020 Proxy Statement").

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

Item 11.    Executive Compensation

The information required by this Item is hereby incorporated by reference to the 2020 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference to the 2020 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference to the 2020 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference to the 2020 Proxy Statement.

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

2.1#

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

4.2*	Description of Registrant’s Securities.

10.1+	2009 Omnibus Incentive Plan, as amended and restated and effective May 19, 2017 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2017).

10.2+	2019 Omnibus Incentive Plan, effective May 16, 2019 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 5, 2019).

10.3+	Director Form of Option Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.4+	Executive Form of Option Award Agreement under the 2009 Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.5+

Amended Executive Form of Option Award Agreement under 2009 Plan effective for awards after October 1, 2011 (incorporated herein by reference to Exhibit 10.25 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.6+

Amended Executive Form of Option Award Agreement effective for awards granted May 9, 2016 (incorporated herein by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.7+

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

10.9+

Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on March 17, 2009).

10.10+

Amended Executive Form of Restricted Stock Award Agreement under 2009 Plan effective for awards after February 1, 2016 (incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.11+

Director Form of Restricted Stock Unit Award Agreement under the 2009 Plan (for awards prior to June 2015) (incorporated herein by reference to Exhibit 10.12 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.12+

Director Form of Restricted Stock Unit Award Agreement (for awards beginning June 2015) (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.13+

Form of Annual Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.14+

Form of Long-Term Performance-Based Restricted Stock Award Agreement, dated April 4, 2016, between the Company and John Hass (incorporated herein by reference to Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017).

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

10.18+

Executive Employment Agreement between Rosetta Stone Ltd. and Thomas Pierno effective as of May 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2012).

10.19+

Director Agreement between Rosetta Stone Inc. and A. John Hass III effective as of November 18, 2014 (incorporated herein by reference to Exhibit 10.31 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.20+

Executive Employment Agreement between Rosetta Stone Ltd. and A. John Hass III effective as of April 1, 2016 (incorporated herein by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016.)

10.21+

Executive Employment Agreement between the Company and Sonia Cudd, effective as of January 2, 2015 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.22+

Executive Employment Agreement between the Company and Mathew Hulett, effective as of August 4, 2017 (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.23+

Executive Employment Agreement between the Company and Nicholas Gaehde, effective as of August 21, 2017 (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.24*+	Executive Employment Agreement between the Company and Sean Klein, effective as of July 1, 2019.

10.25+

Agreement and General Release dated July 1, 2019 by and between Rosetta Stone Ltd. and Sonia Galindo (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the period ended June 30, 2019).

10.26+	Form of 2018 Annual Performance Stock Award Agreement with CEO (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.27+

Form of 2018 Long-Term Performance Stock Award Agreement with executive officers (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.28#

Software License Agreement by and between The Regents of the University of Colorado and Fairfield & Sons Ltd. dated as of December 22, 2006 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-153632), filed on January 21, 2009).

10.29

Loan and Security Agreement between Rosetta Stone Ltd. and Silicon Valley Bank, executed on October 28, 2014 (incorporated herein by reference to Exhibit 99.3 filed to the Company’s Current Report on Form 8-K filed on October 29, 2014).

10.30

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

10.33

Fourth Amendment to Loan and Security Agreement dated as of December 29, 2015 between Silicon Valley Bank and Rosetta Stone Ltd (incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.).

10.34

Fifth Amendment to Loan and Security Agreement dated as of March 14, 2016 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.35

Sixth Amendment to Loan and Security Agreement dated as of March 10, 2017 between Silicon Valley Bank and Rosetta Stone Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.36

Seventh Amendment to Loan and Security Agreement dated as of March 4, 2019 between Silicon Valley Bank and Rosetta Stone Ltd. and Lexia Learning Systems LLC (incorporated herein by reference to Exhibit 10.35 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.37*	Eighth Amendment to Loan and Security Agreement dated as of March 10, 2020 between Silicon Valley Bank and Rosetta Stone Ltd. and Lexia Learning Systems LLC.

21.1*	Rosetta Stone Inc. Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney.

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
#

Portions of this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. An unredacted copy of the exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

+	Identifies management contracts and compensatory plans or arrangements.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSETTA STONE INC.

By:	/s/ A. JOHN HASS III
A. John Hass III
Chief Executive Officer and Chairman of the Board

Date: March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JOHN HASS III	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2020
A. John Hass III

/s/ THOMAS PIERNO	Chief Financial Officer (Principal Financial Officer)	March 11, 2020
Thomas Pierno

/s/ M. SEAN HARTFORD	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 11, 2020
M. Sean Hartford

/s/ LAURENCE FRANKLIN	Director	March 11, 2020
Laurence Franklin

/s/ PATRICK GROSS	Director	March 11, 2020
Patrick Gross

/s/ AEDHMAR HYNES	Director	March 11, 2020
Aedhmar Hynes

/s/ GEORGE LOGUE	Director	March 11, 2020
George Logue

/s/ DAVID NIERENBERG	Director	March 11, 2020
David Nierenberg

/s/ KATHRYN EBERLE WALKER	Director	March 11, 2020
Kathryn Eberle Walker

/s/ JESSIE WOOLLEY-WILSON	Director	March 11, 2020
Jessie Woolley-Wilson

/s/ STEVEN YANKOVICH	Director	March 11, 2020
Steven Yankovich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Rosetta Stone Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rosetta Stone Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 11, 2020

We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Rosetta Stone Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rosetta Stone Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated March 11, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 11, 2020

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,010	$38,092
Restricted cash	54	82
Accounts receivable (net of allowance for doubtful accounts of $510 and $372, at December 31, 2019 and December 31, 2018, respectively)	22,919	21,950
Inventory	1,545	933
Deferred sales commissions	11,558	11,597
Prepaid expenses and other current assets	4,172	4,041
Total current assets	83,258	76,695
Deferred sales commissions	7,682	6,933
Property and equipment, net	39,251	36,405
Operating lease right-of-use assets	5,818	—
Intangible assets, net	14,317	15,850
Goodwill	48,958	49,239
Other assets	1,823	2,136
Total assets	$201,107	$187,258
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,534	$8,938
Accrued compensation	9,854	9,046
Income tax payable	78	328
Operating lease liabilities	1,455	—
Other current liabilities	13,090	13,925
Deferred revenue	119,851	113,378
Total current liabilities	151,862	145,615
Deferred revenue	57,766	49,507
Deferred income taxes	2,590	2,776
Operating lease liabilities	4,167	—
Other long-term liabilities	914	1,368
Total liabilities	217,299	199,266
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 25,060 and 24,426 shares issued, and 24,060 and 23,426 shares outstanding, at December 31, 2019 and December 31, 2018, respectively)	2	2
Additional paid-in capital	210,846	202,355
Treasury stock, at cost; 1,000 and 1,000 shares at December 31, 2019 and December 31, 2018, respectively)	(11,435)	(11,435)
Accumulated loss	(212,548)	(199,592)
Accumulated other comprehensive loss	(3,057)	(3,338)
Total stockholders' deficit	(16,192)	(12,008)
Total liabilities and stockholders' deficit	$201,107	$187,258

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue	182,702	173,634	184,593
Cost of revenue	37,261	35,922	33,621
Gross profit	145,441	137,712	150,972
Operating expenses
Sales and marketing	99,572	98,911	96,660
Research and development	24,510	25,210	24,747
General and administrative	34,297	33,210	34,066
Total operating expenses	158,379	157,331	155,473
Loss from operations	(12,938)	(19,619)	(4,501)
Other income and (expense):
Interest income	61	103	66
Interest expense	(316)	(313)	(491)
Other income and (expense)	554	165	881
Total other income and (expense)	299	(45)	456
Loss before income taxes	(12,639)	(19,664)	(4,045)
Income tax expense (benefit)	317	1,809	(2,499)
Net loss	$(12,956)	$(21,473)	$(1,546)
Loss per share:
Basic	$(0.55)	$(0.95)	$(0.07)
Diluted	$(0.55)	$(0.95)	$(0.07)
Common shares and equivalents outstanding:
Basic weighted average shares	23,444	22,705	22,244
Diluted weighted average shares	23,444	22,705	22,244

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(12,956)	$(21,473)	$(1,546)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	281	(440)	811
Other comprehensive income (loss)	281	(440)	811
Comprehensive loss	$(12,675)	$(21,913)	$(735)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands)

						Accumulated	Total
	Non-Designated		Additional			Other	Stockholders'
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	(Deficit) /
	Shares	Amount	Capital	Stock	Loss	Loss	Equity
Balance—January 1, 2017	22,074	$2	$190,827	$(11,435)	$(177,344)	$(3,709)	$(1,659)
Stock issued upon the exercise of stock options	79	—	676	—	—	—	676
Restricted stock award vesting	163	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,141	—	—	—	4,141
Net loss	—	—	—	—	(1,546)	—	(1,546)
Other comprehensive income	—	—	—	—	—	811	811
Balance—December 31, 2017	22,316	$2	$195,644	$(11,435)	$(178,890)	$(2,898)	$2,423
Stock issued upon the exercise of stock options	207	—	2,236	—	—	—	2,236
Restricted stock award and performance stock unit vesting	389	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,475	—	—	—	4,475
Net loss	—	—	—	—	(21,473)	—	(21,473)
Cumulative effect adjustment - adoption of ASC 606	—	—	—	—	771	—	771
Other comprehensive loss	—	—	—	—	—	(440)	(440)
Balance—December 31, 2018	22,912	$2	$202,355	$(11,435)	$(199,592)	$(3,338)	$(12,008)
Stock issued upon the exercise of stock options	349	—	3,556	—	—	—	3,556
Restricted stock award and performance stock unit vesting	369	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	37	—	576	—	—	—	576
Stock-based compensation expense	—	—	4,359	—	—	—	4,359
Net loss	—	—	—	—	(12,956)	—	(12,956)
Other comprehensive income	—	—	—	—	—	281	281
Balance—December 31, 2019	23,667	$2	$210,846	$(11,435)	$(212,548)	$(3,057)	$(16,192)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,956)	$(21,473)	$(1,546)
Non-cash adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation expense	4,359	4,475	4,141
Loss (gain) on foreign currency transactions	619	(298)	(573)
Bad debt expense (recovery)	393	168	(51)
Depreciation and amortization	15,181	14,616	12,009
Operating lease costs	2,157	—	—
Deferred income tax (benefit) expense	(376)	792	(4,201)
(Gain) loss on disposal or sale of assets	(1,389)	21	(5)
Amortization of deferred financing costs	68	114	296
Loss from equity method investments	—	—	100
Gain on divestiture of subsidiary	—	—	(506)
Net change in:
Accounts receivable	(1,350)	2,219	7,584
Inventory	(611)	2,603	3,266
Deferred sales commissions	(713)	(781)	491
Prepaid expenses and other current assets	(278)	375	(604)
Income tax receivable or payable	(254)	(60)	(447)
Other assets	133	(525)	(455)
Accounts payable	(1,406)	4	(1,765)
Accrued compensation	1,389	(1,863)	69
Other current liabilities	(175)	(2,885)	(6,450)
Operating lease liabilities	(2,251)	—	—
Other long-term liabilities	(31)	—	(1,243)
Deferred revenue	14,682	12,941	8,850
Net cash provided by operating activities	17,191	10,443	18,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,766)	(16,889)	(12,944)
Proceeds from sale of assets	1,396	17	12
Proceeds on divestiture of subsidiary	—	—	110
Net cash used in investing activities	(15,370)	(16,872)	(12,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,556	2,236	676
Proceeds from borrowings under credit facility	10,500	—	—
Repayments of borrowings under credit facility	(10,500)	—	—
Payment of deferred financing costs	(47)	(4)	(232)
Payments under financing lease liabilities	(444)	(441)	(562)
Net cash provided by (used in) financing activities	3,065	1,791	(118)
Increase (decrease) in cash, cash equivalents, and restricted cash	4,886	(4,638)	6,020
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	4	(224)	419
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,890	(4,862)	6,439
Cash, cash equivalents, and restricted cash—beginning of year	38,174	43,036	36,597
Cash, cash equivalents, and restricted cash—end of year	$43,064	$38,174	$43,036
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$248	$199	$195
Income taxes, net of refund	$377	$1,626	$1,896
Noncash operating, investing and financing activities:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,373	$—	$—
Financing right-of-use assets obtained in exchange for financing lease liabilities	$95	$25	$—
Accrued liability for purchase of property and equipment	$977	$1,277	$967

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Rosetta Stone Inc. and its subsidiaries ("Rosetta Stone," or the "Company") develop, market and support a suite of language-learning and literacy solutions consisting of web-based software subscriptions, online services, professional services, and mobile applications. The Company's offerings are sold on a direct basis and through select third party retailers and distributors. The Company provides its solutions to customers domestically and in certain international markets.

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

Basis of Presentation

As discussed in this Note 2, the Company adopted certain recently issued accounting standards. The Company adopted the new lease standard (“ASC 842”) effective January 1, 2019 using the modified retrospective approach. The Company elected the comparatives under 840 option, and as such, the comparative information has not been restated under ASC 842 and continues to be reported under the accounting standards in effect for those prior comparative periods. See the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019 for lease policies that were in effect in prior periods before adoption of ASC 842. The Company adopted the new revenue recognition standard ("ASC 606") effective January 1, 2018 using the modified retrospective method. As such, the comparative information prior to the date of adoption has not been restated under ASC 606 and continues to be reported under the accounting standards in effect for those prior comparative periods. See the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018 for revenue recognition policies that were in effect in prior periods before adoption of ASC 606 and the impact of adoption.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Not Yet Adopted: The following ASUs were recently issued but have not yet been adopted by the Company:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company will adopt this guidance effective January 1, 2020 with minimal impacts to the disclosure requirements in the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim goodwill tests beginning after December 15, 2019. The Company will adopt this guidance effective January 1, 2020. Given the prospective adoption application, there is no impact on the Company's historical consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as subsequently amended. ASU 2016-13 changes the methodology for measuring credit losses of financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt ASU 2016-13 beginning in the first quarter of 2020. The Company has substantially completed its evaluation of the impact that ASU 2016-13 will on its financial statements, disclosures, policies, processes, and system requirements. As part of its evaluation, the Company has concluded that the impact of ASU 2016-13 is limited to credit losses associated with trade receivables as the Company does not hold additional significant financial instruments. The Company currently estimates the adoption of ASU 2016-13 will result in less than a $0.1 million decrease in bad debt reserves as of January 1, 2020. The Company continues to evaluate the impact of ASU 2016-13 and any assessments made are subject to change.

Revenue Recognition

Nature of Revenue: The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, which includes the following five steps:

•	Identification of the contract, or contracts with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract.
•	Recognition of the revenue when, or as, the Company satisfies a performance obligation.

The Company's primary sources of revenue are web-based software subscriptions, online services, professional services, and mobile applications.

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

See Note 17 - “Segment Information” for further information on the disaggregation of revenue, including revenue by reportable segment and geographic area.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred revenue is comprised mainly of unearned revenue related to subscription services which is recognized ratably over the subscription period. Deferred revenue also includes payments for professional services and online services to be performed in the future which are earned as revenue when the service is provided. Most of our business is SaaS-based; consequently, backlog is not significant. See Note 10 “Revenue and Deferred Revenue” for additional disclosures.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Recognized from Costs to Obtain a Contract with a Customer: The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, which primarily represents sales commissions paid when a customer contract is either recorded as revenue or deferred revenue. Sales commission consists of variable commissions paid to salespeople as well as third party costs such as fees associated with sales made in App stores. Sales commissions paid to obtain non-cancellable subscription contracts are deferred and amortized in proportion to the period over which the revenue is recognized from the related contract. Deferred sales commissions are amortized to sales and marketing expense on the consolidated statements of operations. Deferred sales commissions are classified as non-current unless the associated amortization period is one year or less.

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

The Company sells its offerings to retailers, resellers, government agencies, and individual consumers and extends credit based on an evaluation of the customer's financial condition, and may require collateral, such as letters of credit, in certain circumstances. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No customer accounted for more than 10% of the Company's revenue during the years ended December 31, 2019, 2018 or 2017. The four largest distributor and reseller receivable balances collectively represented 27% and 19% of accounts receivable as of December 31, 2019 and 2018, respectively. One customer accounted for 13% of accounts receivable as of December 31, 2019. One customer accounted for 12% of accounts receivable as of December 31, 2018. The Company maintains trade credit insurance for certain customers to provide coverage, up to a certain limit, in the event of insolvency of some customers.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property, building and leasehold improvements, furniture, equipment, and software is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Software	3 years
Computer equipment	3-5 years
Automobiles	5 years
Furniture and equipment	5-7 years
Building	39 years
Building improvements	15 years
Leasehold improvements	lesser of lease term or economic life
Assets under financing leases	lesser of lease term or economic life

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

See Note 5 "Intangible Assets" for a discussion and results associated with the Company's recent intangible asset impairment tests.

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

Leases

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Some leases include options to extend or terminate the lease, which are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. See Note 7 "Leases" for disclosures regarding operating and financing leases.

Operating Leases

The Company leases office space and parking spaces under operating lease arrangements. Under ASC 842, operating lease right-of-use assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Operating right-of-use assets are calculated as the sum of (1) initial measurement of lease liability, (2) initial direct costs, and (3) lease payments made to lessor at or before lease commencement date, less any lease incentives received. The operating right-of-use assets are classified as non-current assets.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. The valuation allowance analysis considers a number of factors, including cumulative losses in recent years, expectations of future taxable income and the timeframe over which net operating losses expire. If future events change the outcome of the Company’s projected return to profitability, a valuation allowance may not be required to reduce the deferred tax assets. The Company will continue to assess the need for a valuation allowance and the likelihood that the deferred tax assets will be realizable at each reporting period. The valuation allowance will be adjusted accordingly, which could materially affect the Company's financial position and results of operations. See Note 15 "Income Taxes" for additional disclosures.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates the expected term of options using historical grant and exercise information. The Company uses its own historical stock price data to estimate its forfeiture rate and expected volatility over the most recent period commensurate with the estimated expected term of the awards. For the risk-free interest rate, the Company uses a U.S. Treasury Bond rate consistent with the estimated expected term of the option award.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' (deficit) equity. For the years ended December 31, 2019, 2018, and 2017, the Company's comprehensive loss consisted of net loss and foreign currency translation (losses) gains. The other comprehensive (loss) income presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components other comprehensive (loss) income due to the presence of a full valuation allowance for each of the years ended December 31, 2019, 2018, and 2017.

Components of accumulated other comprehensive loss as of December 31, 2019 are as follows (in thousands):

	Foreign Currency	Total
Balance at beginning of period	$(3,338)	$(3,338)
Other comprehensive loss before reclassifications	281	281
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current period other comprehensive loss	281	281
Accumulated other comprehensive loss	$(3,057)	$(3,057)

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Advertising costs	$22,996	$23,354	$24,901

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of March 11, 2020.

The assessment of the Company's ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. The inputs that are considered important in the Company's going concern analysis, include, but are not limited to, the Company's 2020 cash flow forecast, 2020 operating budget, and long-term plan that extends beyond 2020. These inputs consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the financial statement issuance date, funds necessary to maintain operations, and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of March 11, 2020, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

3. INVENTORY

Inventory consisted of the following (in thousands):

	As of December 31,
	2019	2018
Raw materials	$834	$797
Finished goods	711	136
Total inventory	$1,545	$933

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018
Land	$905	$916
Buildings and improvements	9,724	9,760
Leasehold improvements	742	644
Computer equipment	15,202	16,178
Software	83,342	70,010
Furniture and equipment	2,210	2,184
	112,125	99,692
Less: accumulated depreciation	(72,874)	(63,287)
Property and equipment, net	$39,251	$36,405

The Company leases certain computer equipment, software, buildings, and machinery under finance lease agreements. As of December 31, 2019 and 2018, assets under finance lease included in property and equipment above were $5.6 million and $5.7 million, respectively. As of December 31, 2019 and 2018, accumulated depreciation and amortization relating to property and equipment under finance lease arrangements totaled $3.7 million and $3.3 million, respectively.

The Company capitalizes certain internal use software costs into property and equipment. Capitalized internal use software costs consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Capitalized internal use software	$15,754	$15,935	$12,705

There were no impairment charges during the years ended December 31, 2019, 2018, and 2017.

Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$10,701	$8,380	$4,980
Sales and marketing	658	764	546
Research and development	110	7	9
General and administrative	2,180	2,153	2,635
Total	$13,649	$11,304	$8,170

5. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total
Gross Carrying Amount	$12,322	$13,432	$25,689	$312	$51,755
Accumulated Amortization/Impairment	(1,715)	(12,505)	(21,380)	(305)	(35,905)
Balance as of December 31, 2018	$10,607	$927	$4,309	$7	$15,850

Gross Carrying Amount	$12,311	$13,356	$25,608	$312	$51,587
Accumulated Amortization/Impairment	(1,704)	(13,014)	(22,240)	(312)	(37,270)
Balance as of December 31, 2019	$10,607	$342	$3,368	$—	$14,317

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

The Company computes amortization of intangible assets on a straight-line basis over the estimated useful life. Below are the weighted average remaining useful lives of the Company's amortizing intangible assets:

Weighted Average Life
Trade name / trademark	indefinite
Core technology	0.58
Customer relationships	3.58
Patents	—

Intangible asset amortization expense consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	585	586	586
Sales and marketing	940	1,810	1,860
Research and development	7	915	1,393
General and administrative	—	—	—
Total	$1,532	$3,311	$3,839

The following table summarizes the estimated future amortization expense related to intangible assets as of December 31, 2019 (in thousands):

As of December 31, 2019
2020	$1,282
2021	940
2022	940
2023	548
2024	—
Thereafter	—
Total	$3,710

The Company evaluates its indefinite-lived intangible assets annually as of December 31 for indicators of impairment. The Company also routinely reviews indefinite-lived intangible assets and long-lived intangible assets for potential impairment as part of the Company’s internal control framework.

2019 Activity

The Company performed its annual indefinite-lived intangible asset impairment test on the Rosetta Stone tradename as of December 31, 2019 to determine if indicators of impairment exist. The Company elected to first assess qualitative factors to determine whether it is more likely than not that the Rosetta Stone trade name was impaired. Additionally, all other long-lived intangible assets were evaluated at December 31, 2019 to determine if indicators of impairment exist. As a result of these assessments, there were no indicators of impairment for the year ended December 31, 2019.

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

The following table shows the balance and changes in goodwill for the Company's operating segments and reporting units for the years ended December 31, 2019 and 2018 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2018
Gross Goodwill	$9,962	$39,895	$27,514	$77,371
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2018	$9,962	$39,895	$—	$49,857

Effect of change in foreign currency rate	—	(618)	—	(618)

Balance as of December 31, 2018
Gross Goodwill	$9,962	$39,277	$27,514	$76,753
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of December 31, 2018	$9,962	$39,277	$—	$49,239

Effect of change in foreign currency rate	—	(281)	—	(281)

Balance as of December 31, 2019
Gross Goodwill	$9,962	$38,996	$27,514	$76,472
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of December 31, 2019	$9,962	$38,996	$—	$48,958

2019 Activity

In connection with the annual goodwill impairment test performed as of June 30, 2019, the Company performed a qualitative goodwill impairment test for its reporting units with remaining goodwill. As of June 30, 2019, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in connection with the annual test.

7. LEASES

The following table summarizes supplemental statement of operations information related to operating and financing lease costs as indicated (in thousands):

Statement of operations information:	Twelve Months Ended December 31, 2019
Operating lease cost	$2,157

Amortization of right-to-use assets	$454
Interest on lease liabilities	65
Financing lease cost	$519

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes undiscounted future operating and finance lease payments as of December 31, 2019 and for the five years thereafter (in thousands):

As of December 31, 2019	Operating Leases	Financing Leases
2020	1,706	528
2021	1,653	525
2022	1,623	399
2023	1,019	20
2024	102	13
Thereafter	76	—
Total undiscounted lease payments	6,179	1,485
Less: imputed interest	557	97
Total	$5,622	$1,388

The following table summarizes supplemental information related to operating and financing leases as indicated below:

	As of December 31, 2019
	Operating Leases	Financing Leases
Range of remaining lease term (in months)	2 to 68	17 to 55
Weighted-average remaining lease term (in months)	43	37
Weighted-average discount rate	5.5%	4.8%

The following table summarizes balance sheet information related to financing leases as indicated (in thousands):

Financing Lease Right-of-Use Assets and Liabilities:	As of December 31, 2019
Property and equipment, at cost	$5,627
Accumulated depreciation	(3,697)
Property and equipment, net	$1,930

Other current liabilities	$474
Other long-term liabilities	914
Total financing lease liabilities	$1,388

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BORROWING ARRANGEMENTS

Credit Facility

On October 28, 2014, Rosetta Stone Ltd (“RSL”), a wholly owned subsidiary of parent company Rosetta Stone Inc., executed a Loan and Security Agreement with Silicon Valley Bank (“Bank”) to obtain a credit facility (the “credit facility”). Since the original date of execution, the Company and the Bank have executed several amendments to the credit facility to reflect updates to the Company's financial outlook, expand the availability, and extend the credit facility.

On March 10, 2020, the Company executed the eighth amendment to the credit facility. Under the amended agreement, the Company may borrow up to $25.0 million, including a sub-facility, which reduces available borrowings, for letters of credit in the aggregate availability amount of $4.0 million. Borrowings by RSL under the credit facility are guaranteed by the Company as the ultimate parent. The credit facility has a term that expires on April 1, 2023, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, the Company must have less than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest on borrowing accrues at the greater of Prime Rate or 1.5% and must be paid quarterly.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity coverage ratio of 1.75 and minimum financial performance requirements, as defined in the credit facility. As of December 31, 2019, the Company was in compliance with all covenants.

The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.

As of December 31, 2019, there were no borrowings outstanding. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

9. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of December 31,
	2019	2018
Accrued marketing expenses	$5,394	$4,382
Accrued professional and consulting fees	1,443	1,273
Sales return reserve	448	579
Sales, withholding, and property taxes payable	3,331	3,391
Other	2,474	4,300
Total Other current liabilities	$13,090	$13,925

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REVENUE AND DEFERRED REVENUE

The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2019	$21,950	$113,378	$49,507
Increase/(decrease), net	969	6,473	8,259
Ending balance as of December 31, 2019	$22,919	$119,851	$57,766

The amount of revenue recognized in the years indicated that was included in the January 1 opening balance was as follows:

	Years Ended December 31,
	2019	2018
Revenue recognized in period in opening deferred revenue balance	$111,258	$116,476

The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of December 31, 2019 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	As of December 31, 2019
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$53,259	$43,937	$8,859	$459	$4
E&E Language	63,066	40,205	10,160	2,752	9,949
Consumer Language	61,292	35,709	12,552	1,822	11,209
Total	$177,617	$119,851	$31,571	$5,033	$21,162

In 2017, the Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of December 31, 2019, deferred revenue associated with SOURCENEXT totaled $15.8 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.

See Note 17 - “Segment Information” for further information on the disaggregation of revenue, including revenue by reportable segment and geographic area.

	Years Ended December 31,
	2019	2018
Amortization expense of deferred commissions	$24,771	$23,003

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

The Company has entered into agreements to license software from vendors for incorporation in the Company's offerings. Pursuant to some of these agreements, the Company is required to pay minimum royalties or license fees over the term of the agreement regardless of actual license sales. In addition, such agreements typically specify that, in the event the software is incorporated into specified Company products, royalties will be due at a contractual rate based on actual sales volumes. These agreements are subject to various royalty rates typically calculated based on the level of sales for those products. The Company expenses these amounts to cost of sales or research and development expense, as appropriate. Royalty expense was $0.8 million, $0.9 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

For the years ended December 31, 2019, 2018, and 2017 the fair value of service-based stock options and performance-based stock options granted was calculated using the following assumptions in the Black-Scholes model:

Years Ended December 31,
	2019	2018	2017
Expected stock price volatility	40%-42%	39%-40%	42%-45%
Expected term of options	5.1 years	6 years	6 years
Expected dividend yield	—	—	—
Risk-free interest rate	1.42%-2.16%	2.73%-2.85%	1.92%-2.05%

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$12	$(8)	$69
Sales and marketing	723	759	561
Research & development	247	439	255
General and administrative	3,377	3,285	3,256
Total stock based compensation expense	$4,359	$4,475	$4,141

The following table presents the future stock-based compensation expense, net of forfeitures, for each equity award category as of December 31, 2019 and the weighted average period over which the expense will be recognized:

	Service-based Restricted Stock Awards	Service-based Stock Options	Restricted Stock Units	Performance Stock Units
Unrecognized compensation expense, net of forfeitures (in thousands)	$2,510	$171	$276	$1,019
Weighted average period over which the above expense will be recognized (in years)	2.12	0.20	0.65	0.92

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

The following table summarizes the Company's service-based restricted stock activity from January 1, 2019 to December 31, 2019:

	Service-based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested service-based awards, January 1, 2019	400,952	$10.72	$4,299,689
Service-based awards granted	166,588	15.56
Service-based awards vested	(155,788)	11.15
Service-based awards cancelled	(68,742)	11.28
Non-vested Service-based awards, December 31, 2019	343,010	12.77	4,379,414

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's weighted average grant date fair value and vested fair value for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant-date fair value of service-based restricted stock awards granted	$15.56	$13.87	$7.92
Fair value of service-based restricted stock awards vested (in thousands)	$4,535	$3,881	$1,545

Service-Based Stock Options

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options generally vest over a four -year period based upon required service conditions and do not have performance or market conditions.

The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2019, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount is subject to change based on changes to the fair market value of the Company's common stock.

The following table summarizes the Company's service-based stock option activity from January 1, 2019 to December 31, 2019:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based options outstanding, January 1, 2019	1,401,948	$9.69	6.17	$9,492,949
Service-based options granted	44,606	21.91
Service-based options exercised	(348,970)	10.19
Service-based options cancelled	(15,992)	8.19
Service-based options outstanding, December 31, 2019	1,081,592	10.06	5.57	$9,022,107
Vested and expected to vest at December 31, 2019	1,080,664	10.06	5.57	$9,018,165
Exercisable at December 31, 2019	1,002,179	9.92	5.44	$8,407,822

The following table summarizes the Company's weighted average grant date fair value and intrinsic value of options exercised for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value of service-based stock options granted	$9.55	$6.76	$5.02
Intrinsic value of options exercised (in thousands)	$7,854	$3,324	$878

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's restricted stock unit activity from January 1, 2019 to December 31, 2019:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units outstanding, January 1, 2019	235,905	$11.17	$3,868,842
Units granted	30,769	23.33
Units released	—	—
Units cancelled	(761)	15.11
Units outstanding, December 31, 2019	265,913	12.56	$4,823,662
Vested and expected to vest at December 31, 2019	265,114	12.55	$4,809,172
Vested and deferred at December 31, 2019	248,400	$11.87	$4,505,976

The following table summarizes the Company's weighted average grant date fair value and fair value of units converted for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value of restricted stock units granted	$23.33	$16.03	$11.23
Fair value of restricted stock units converted (in thousands)	$—	$495	$—

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

The following table summarizes the Company's PSU activity from January 1, 2019 to December 31, 2019:

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2019	659,660	$11.59	$10,818,424
PSUs granted	289,440	15.79
PSUs vested	(149,882)	10.50
PSUs cancelled	(183,604)	11.55
Non-vested PSUs, December 31, 2019	615,614	$13.84	$11,167,238

The following table summarizes the Company's weighted average grant date fair value and fair value of PSUs vested for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value of PSUs granted	$15.79	$13.85	$9.43
Fair value of PSUs vested (in thousands)	$3,255	$724	$—

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

On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vest 50%, 25% and 25% on April 4, 2017, 2018 and 2019, respectively. As of December 31, 2019, all 64,719 PRSAs were vested and 144,497 PSOs were vested and all compensation cost associated with the PRSAs and PSOs was fully recognized. As of December 31, 2019, no PSOs have been exercised. On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of December 31, 2019, 93,898 MRSAs were vested and 209,644 MSOs were vested. As of December 31, 2019, no MSOs have been exercised. As of December 31, 2019, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was less than $0.1 million and is expected to be recognized over a weighted average period of 0.26 years.

13. STOCKHOLDERS' (DEFICIT) EQUITY

At December 31, 2019, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At December 31, 2019 and 2018, the Company had shares of Common Stock issued of 25,059,722 and 24,426,248, respectively, and shares of Common Stock outstanding of 24,059,722 and 23,426,248, respectively.

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

14. BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands, except per share amounts)
Numerator:
Net loss	$(12,956)	$(21,473)	$(1,546)
Denominator:
Basic weighted average shares	23,444	22,705	22,244
Diluted weighted average shares	23,444	22,705	22,244
Loss per share:
Basic	$(0.55)	$(0.95)	$(0.07)
Diluted	$(0.55)	$(0.95)	$(0.07)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	712	663	231
Restricted stock units	248	230	209
Restricted stocks	551	681	296
Total common stock equivalent shares	1,511	1,574	736

Share-based awards to purchase less than 0.1 million, 0.2 million, and 0.7 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2019, 2018, and 2017, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

15. INCOME TAXES

The Tax Act legislation was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018.

During the year of enactment, the Company recorded reasonable estimates of the effects of the Tax Act, which principally related to a) the reduction in the U.S. corporate income tax rate from 35% to 21%, and b) the change in the carryforward period of net operating losses. In the fourth quarter of 2017, the Company recorded an income tax benefit of $2.4 million to remeasure deferred tax liabilities associated with indefinite-lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company was in a net deferred tax asset position that was offset by a full valuation allowance. Though the impact of the rate change had a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation resulted in a $26.3 million reduction in both. Additionally, the Company recorded an income tax benefit of $3.1 million in the fourth quarter of 2017 related to the release of the valuation allowance associated with the post-2017 reversing deferred tax assets to offset 80% of the deferred tax liability associated with our indefinite-lived intangible asset. In the third quarter of 2018, the Company recorded a $0.2 million tax expense in addition to the estimates made in the year of enactment to finalize the accounting for the Tax Act. In the first quarter of 2019, the state of Virginia adopted an indefinite carry-forward of net operating losses consistent with the Tax Act, resulting in a release of the state valuation allowance and recognition of $0.6 million in state tax benefit.

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 (in thousands):

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2019	2018
Deferred tax assets:
Inventory	$116	$351
Net operating and capital loss carryforwards	57,855	51,806
Deferred revenue	17,043	14,401
Accrued liabilities	3,182	2,853
Stock-based compensation	3,718	3,854
Amortization and depreciation	1,061	1,157
Bad debt reserve	114	86
Foreign and other tax credits	2,047	2,175
Gross deferred tax assets	85,136	76,683
Valuation allowance	(72,290)	(66,431)
Net deferred tax assets	12,846	10,252
Deferred tax liabilities:
Goodwill and indefinite lived intangibles	(7,320)	(6,106)
Deferred sales commissions	(6,269)	(5,392)
Prepaid expenses	(710)	(475)
Foreign currency translation	(931)	(1,039)
Gross deferred tax liabilities	(15,230)	(13,012)
Net deferred tax liabilities	$(2,384)	$(2,760)

For the year ended December 31, 2019, the Company recorded an income tax expense of $0.3 million. The tax expense primarily related to current year profits of operations in the U.K., Germany, Canada, France, Brazil and China offset by tax benefit associated with release of valuation allowance related to Virginia adoption of indefinite carry forward of net operating losses and the release of valuation allowance associated with our France operating subsidiary. Additionally, the tax expense included the tax impact of the amortization of U.S. indefinite-lived intangible assets.

For the year ended December 31, 2018, the Company recorded an income tax expense of $1.8 million. The tax expense primarily related to current year profits of operations in the U.K., Germany, Canada, and China. Additionally, the tax expense relates to the tax impact of the amortization of U.S. indefinite-lived intangible assets.

As of December 31, 2019, a full valuation allowance exists for the U.S., Hong Kong, Mexico, Spain, Brazil, and the France holding company where the Company previously determined the deferred tax assets will not more likely than not be realized. In the third quarter of 2019, the Company released the valuation allowance related to the France operating subsidiary resulting in a tax benefit of $0.6 million.

All of the jurisdictions mentioned above have cumulative losses for the most recent year ended December 31, 2019. The establishment of a valuation allowance has no effect on the ability to use the deferred tax assets in the future to reduce cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

As of December 31, 2019, the Company had federal, state and foreign tax NOL carryforward amounts and expiration periods as follows (in thousands):

Year of Expiration	U.S. Federal	State	Brazil	France	Spain	Mexico	Total
2020-2024	$—	$1,315	$—	$—	$—	$—	$1,315
2025-2029	—	8,699	—	—	—	424	9,123
2030-2034	16,313	26,032	—	—		—	42,345
2035-2039	114,059	118,872	—	—	—	—	232,931
2040-2044	—	8,333	—	—	—	—	8,333
Indefinite	39,039	30,023	3,231	3,551	974	—	76,818
Totals	$169,411	$193,274	$3,231	$3,551	$974	$424	$370,865

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, the Company had federal and state capital loss carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Capital Loss Expiration	U.S. Federal	State
2020-2024	$21,972	$17,341
2025-2029	—	—
2030-2034	—	526
2035-2039	—	—
2040-2044	—	—
Indefinite	—	—
Totals	$21,972	$17,867

As of December 31, 2019, the Company had federal tax credit carryforward amounts and expiration periods as follows (in thousands):

Year of Tax Credit Expiration	U.S. Federal
2020-2024	$967
2025-2029	836
2030-2034	—
2035-2039	218
2040-2044	—
Indefinite	26
Totals	$2,047

The components of loss before income taxes and the provision for taxes on income consist of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(14,973)	$(21,873)	$(12,648)
Foreign	2,334	2,209	8,603
Loss before income taxes	$(12,639)	$(19,664)	$(4,045)
The provision for taxes on income consists of the following (in thousands):
Federal	$—	$—	$—
State	16	12	(21)
Foreign	677	1,006	1,701
Total current	$693	$1,018	$1,680
Deferred:
Federal	$151	$60	$(4,541)
State	(317)	750	335
Foreign	(210)	(19)	27
Total deferred	(376)	791	(4,179)
Provision (benefit) for income taxes	$317	$1,809	$(2,499)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of income tax (benefit) provision computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income tax benefit at statutory federal rate	$(2,654)	$(4,129)	$(1,416)
Income tax on global intangible low-taxed income ("GILTI") inclusion	345	450	—
Remeasurement of deferred tax liability related to indefinite-lived intangible due to U.S. rate reduction, effective January 1, 2018	—	—	(2,586)
Release of valuation allowance due to change in U.S. net operating loss carry forward period	—	206	(3,103)
(Windfall) shortfall in tax benefit - stock compensation	(738)	(4)	233
State income tax expense, net of federal income tax effect	(301)	556	314
Tax capital loss in excess of book loss on sale of Japan subsidiary	—	—	(5,297)
Nondeductible goodwill impairment	(221)	—	—
Other nondeductible expenses	250	528	398
Tax rate differential on foreign operations	182	172	(816)
Increase in valuation allowance	3,325	3,902	9,446
Change in prior year estimates	8	—	150
Other tax credits	121	128	173
Other	—	—	5
Income tax expense (benefit)	$317	$1,809	$(2,499)

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit). As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits or interest and penalties.

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

The Company made income tax payments of $0.4 million, $1.6 million, and $2.2 million, in 2019, 2018 and 2017, respectively.

16. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) Plan. The Company matches employee contributions to the 401(k) Plan up to 4% of their compensation. The Company recorded Company contribution matching expenses for the 401(k) Plan totaling $2.4 million, $2.3 million, and $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

17. SEGMENT INFORMATION

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating results by segment for the year ended December 31, 2019 was as follows (in thousands, except percentages):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$62,625	$56,812	$63,265	$—	$120,077	$182,702

Cost of revenue	10,431	6,662	8,875	(5)	15,532	25,963
Sales and marketing	30,590	27,069	39,330	120	66,519	97,109
Research and development	9,478	—	—	14,496	14,496	23,974
General and administrative	2,031	346	77	—	423	2,454
Segment contribution	$10,095	$22,735	$14,983	$(14,611)	$23,107	$33,202
Segment contribution margin %	16.1%	40.0%	23.7%

Unallocated depreciation and amortization, stock compensation, restructuring and other expenses (net) included in:
Cost of revenue						11,298
Sales and marketing						2,463
Research and development						536
General and administrative						5,609
Subtotal						19,906

Corporate unallocated expenses, net:
Unallocated general and administrative						26,234
Unallocated non-operating expense						(299)
Subtotal						25,935

Loss before income taxes						$(12,639)

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

The information below summarizes revenue from customers by geographic area as of December 31, 2019, 2018, and 2017, respectively (in thousands):

	Years Ended December 31,
	2019	2018	2017 (1)
United States	$164,080	$152,407	$158,825
International	18,622	21,227	25,768
Total revenue	$182,702	$173,634	$184,593

(1)	Effective January 1, 2018 the Company adopted ASC 606 using the modified retrospective approach. Revenue in prior comparative periods reflects amounts previously reported and has not been restated.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The information below summarizes long-lived assets by geographic area classified as held and used for the years ended December 31, 2019 and 2018, respectively (in thousands):

	As of December 31,
	2019	2018
United States	$37,378	$34,029
International	1,873	2,376
Total property and equipment, net	$39,251	$36,405

18. VALUATION AND QUALIFYING ACCOUNTS

The following table includes the Company's valuation and qualifying accounts for the respective periods (in thousands):

	Years Ended December 31,
	2019	2018	2017
Allowance for doubtful accounts:
Beginning balance	$372	$375	$1,072
Charged to costs and expenses	393	168	(51)
Deductions—accounts written off	(255)	(171)	(646)
Ending balance	$510	$372	$375
Promotional rebate and coop advertising reserves:
Beginning balance	$2,030	$2,375	$5,968
Charged to costs and expenses	4,500	4,224	6,421
Deductions - reserves utilized	(3,517)	(4,569)	(10,014)
Ending balance	$3,013	$2,030	$2,375
Sales return reserve:
Beginning balance	$579	$1,176	$1,338
Charged against revenue	3,739	2,212	4,943
Deductions—reserves utilized	(3,870)	(2,809)	(5,105)
Ending balance	$448	$579	$1,176
Deferred income tax asset valuation allowance:
Beginning balance	$66,431	$60,302	$78,363
Charged to costs and expenses	5,859	6,129	(16,806)
Deductions	—	—	(1,255)
Ending balance	$72,290	$66,431	$60,302

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Revenue	$44,611	$45,942	$45,456	$46,693
Gross profit	$36,185	$37,081	$36,040	$36,135
Net loss	$(544)	$(2,807)	$(2,917)	$(6,688)
Basic loss per share	$(0.02)	$(0.12)	$(0.12)	$(0.28)
Shares used in basic per share computation	23,036	23,455	23,609	23,666
Diluted loss per share	$(0.02)	$(0.12)	$(0.12)	$(0.28)
Shares used in diluted per share computation	23,036	23,455	23,609	23,666
2018
Revenue	$42,808	$43,502	$42,750	$44,574
Gross profit	$33,374	$35,572	$33,982	$34,784
Net loss	$(6,402)	$(4,158)	$(6,489)	$(4,424)
Basic loss per share	$(0.29)	$(0.18)	$(0.28)	$(0.19)
Shares used in basic per share computation	22,425	22,663	22,814	22,877
Diluted loss per share	$(0.29)	$(0.18)	$(0.28)	$(0.19)
Shares used in diluted per share computation	22,425	22,663	22,814	22,877

20. SUBSEQUENT EVENTS

On March 10, 2020, the Company entered into the eighth amendment to its credit facility as described in Note 8 “Borrowing Arrangements”.