Form 10-Q
period 2020-03-31
ROSETTA STONE INC
filed 2020-05-06
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 1-34283

Rosetta Stone Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-3837082 (I.R.S. Employer Identification No.)

1621 North Kent Street, Suite 1200 Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

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

As of April 29, 2020, there were 24,576,366 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$35,122	$43,010
Restricted cash	49	54
Accounts receivable (net of allowance for doubtful accounts of $725 and $510 at March 31, 2020 and December 31, 2019, respectively)	15,391	22,919
Inventory	1,377	1,545
Deferred sales commissions	10,264	11,558
Prepaid expenses and other current assets	3,905	4,172
Total current assets	66,108	83,258
Deferred sales commissions	7,379	7,682
Property and equipment, net	39,124	39,251
Operating lease right-of-use assets	5,399	5,818
Intangible assets, net	13,936	14,317
Goodwill	48,807	48,958
Other assets	1,855	1,823
Total assets	$182,608	$201,107
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,831	$7,534
Accrued compensation	10,955	9,854
Income tax payable	150	78
Operating lease liabilities	1,425	1,455
Other current liabilities	10,979	13,090
Deferred revenue	105,969	119,851
Total current liabilities	136,309	151,862
Deferred revenue	58,036	57,766
Deferred income taxes	2,635	2,590
Operating lease liabilities	3,831	4,167
Other long-term liabilities	786	914
Total liabilities	201,597	217,299
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 25,580 and 25,060 shares issued, and 24,580 and 24,060 shares outstanding, at March 31, 2020 and December 31, 2019, respectively)	2	2
Additional paid-in capital	214,208	210,846
Treasury stock, at cost; 1,000 and 1,000 shares at March 31, 2020 and December 31, 2019, respectively)	(11,435)	(11,435)
Accumulated loss	(218,654)	(212,548)
Accumulated other comprehensive loss	(3,110)	(3,057)
Total stockholders' deficit	(18,989)	(16,192)
Total liabilities and stockholders' deficit	$182,608	$201,107

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2020	2019
Revenue	$47,179	$44,611
Cost of revenue	11,101	8,426
Gross profit	36,078	36,185
Operating expenses
Sales and marketing	25,434	23,238
Research and development	6,917	5,738
General and administrative	9,562	8,692
Total operating expenses	41,913	37,668
Loss from operations	(5,835)	(1,483)
Other income and (expense):
Interest income	16	33
Interest expense	(53)	(60)
Other income and (expense)	71	796
Total other income and (expense)	34	769
Loss before income taxes	(5,801)	(714)
Income tax expense (benefit)	380	(170)
Net loss	$(6,181)	$(544)
Loss per share:
Basic	$(0.26)	$(0.02)
Diluted	$(0.26)	$(0.02)
Common shares and equivalents outstanding:
Basic weighted average shares	23,803	23,036
Diluted weighted average shares	23,803	23,036

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(6,181)	$(544)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(53)	213
Other comprehensive (loss) income	(53)	213
Comprehensive loss	$(6,234)	$(331)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,181)	$(544)
Non-cash adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	2,261	1,220
Loss on foreign currency transactions	22	708
Bad debt expense (recovery)	258	(13)
Depreciation and amortization	4,420	3,529
Operating lease costs	535	526
Deferred income tax expense (benefit)	115	(592)
Gain loss on disposal or sale of assets	—	(1,395)
Amortization of deferred financing costs	19	14
Net change in:
Accounts receivable	7,082	8,237
Inventory	168	(829)
Deferred sales commissions	1,579	1,997
Prepaid expenses and other current assets	197	(789)
Income tax receivable or payable	71	271
Other assets	(71)	144
Accounts payable	(685)	(1,595)
Accrued compensation	2,178	2,441
Other current liabilities	(1,934)	(2,622)
Operating lease liabilities	(478)	(544)
Other long-term liabilities	—	(31)
Deferred revenue	(13,038)	(16,700)
Net cash used in operating activities	(3,482)	(6,567)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,786)	(4,714)
Proceeds from sale of assets	—	996
Net cash used in investing activities	(3,786)	(3,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	42	744
Payment of deferred financing costs	(66)	(2)
Payments under financing lease liabilities	(115)	(110)
Net cash (used in) provided by financing activities	(139)	632
Decrease in cash, cash equivalents, and restricted cash	(7,407)	(9,653)
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(486)	(180)
Net decrease in cash, cash equivalents, and restricted cash	(7,893)	(9,833)
Cash, cash equivalents, and restricted cash—beginning of period	43,064	38,174
Cash, cash equivalents, and restricted cash—end of period	$35,171	$28,341
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$34	$46
Income taxes, net of refund	$207	$258
Noncash operating, investing and financing activities:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$59	$656
Financing right-of-use assets obtained in exchange for financing lease liabilities	$—	$—
Accrued liability for purchase of property and equipment	$1,126	$1,033

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(unaudited)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Deficit
Balance—January 1, 2020	23,667	$2	$210,846	$(11,435)	$(212,548)	$(3,057)	$(16,192)
Stock issued upon the exercise of stock options	6	—	42	—	—	—	42
Restricted stock award and performance stock unit vesting	299	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	68	—	1,322	—	—	—	1,322
Stock-based compensation expense	—	—	1,998	—	—	—	1,998
Net loss	—	—	—	—	(6,181)	—	(6,181)
Cumulative effect adjustment - adoption of CECL	—	—	—	—	75	—	75
Other comprehensive loss	—	—	—	—	—	(53)	(53)
Balance—March 31, 2020	24,040	$2	$214,208	$(11,435)	$(218,654)	$(3,110)	$(18,989)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Deficit
Balance—January 1, 2019	22,912	$2	$202,355	$(11,435)	$(199,592)	$(3,338)	$(12,008)
Stock issued upon the exercise of stock options	67	—	744	—	—	—	744
Restricted stock award and performance stock unit vesting	270	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	37	—	576	—	—	—	576
Stock-based compensation expense	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	(544)	—	(544)
Other comprehensive income	—	—	—	—	—	213	213
Balance—March 31, 2019	23,286	$2	$204,895	$(11,435)	$(200,136)	$(3,125)	$(9,799)

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

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on the Company depends on future developments which cannot be predicted at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. These uncertainties have been considered in the development of these financial statements and the notes thereto. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information about the Company’s response to the COVID-19 pandemic.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rosetta Stone Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 11, 2020. The March 31, 2020 consolidated balance sheet included herein includes account balances as of December 31, 2019 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at March 31, 2020 and December 31, 2019, the Company’s results of operations and stockholders’ equity activity for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and March 31, 2019 have been made. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. All references to March 31, 2020 or to the three months ended March 31, 2020 and 2019 in the notes to the consolidated financial statements are unaudited.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period: During 2020, the Company adopted the following recently issued Accounting Standard Updates ("ASU"):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as subsequently amended. ASU 2016-13 changed the methodology for measuring credit losses of financial instruments and the timing of when such losses are recorded. ASU 2016-13 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 beginning January 1, 2020 using a modified-retrospective approach. The impact of ASU 2016-13 was limited to credit losses associated with trade receivables as the Company does not hold additional significant financial instruments. Adoption of ASU 2016-13 resulted in less than a $0.1 million decrease in bad debt reserves as of January 1, 2020 which was recorded as a cumulative effect adjustment to accumulated loss.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-04 was effective for annual and interim goodwill tests beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020.

Accounting Standards Not Yet Adopted:

There are currently no accounting standards not yet adopted that are expected to have a material impact on the Company’s financial statements or disclosures.

Revenue Recognition

Nature of Revenue: The Company accounts for revenue contracts with customers by applying the requirements of ASC topic 606, Revenue from Contracts with Customers, ("ASC 606"), which includes the following five steps:

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s restricted stock and restricted stock unit grants are accounted for as equity awards. Stock compensation expense associated with service-based equity awards is recognized in the statements of operations ratably over the requisite service period, which is the vesting period. If an award's service inception date precedes the grant date, compensation expense is initially measured at fair value at the service inception date based on probability of payout, and remeasured at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards will be accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions. See Note 12 "Stock-Based Compensation" for additional disclosures.

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

The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three months ended March 31,
	2020	2019
Net loss	$(6,181)	$(544)
Foreign currency translation (loss) gain	(53)	213
Comprehensive loss	$(6,234)	$(331)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' deficit. For the three months ended March 31, 2020 and 2019, the Company's comprehensive loss consisted of net loss and foreign currency translation losses or gains.

The other comprehensive loss presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive loss due to the presence of a full valuation allowance for each of the three months ended March 31, 2020 and 2019.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense consisted of the following (in thousands):

	Three months ended March 31,
	2020	2019
Advertising costs	$6,168	$4,735

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of May 6, 2020.

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

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of May 6, 2020, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

3. INVENTORY

Inventory consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Raw materials	$735	$834
Finished goods	642	711
Total inventory	$1,377	$1,545

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three months ended March 31,
	2020	2019
Cost of revenue	$3,303	$2,402
Sales and marketing	107	184
Research and development	68	2
General and administrative	561	553
Total depreciation expense	$4,039	$3,141

5. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total
Gross Carrying Amount	$12,311	$13,356	$25,608	$312	$51,587
Accumulated Amortization/Impairment	(1,704)	(13,014)	(22,240)	(312)	(37,270)
Balance as of January 1, 2020	$10,607	$342	$3,368	$—	$14,317

Gross Carrying Amount	$12,305	$13,315	$25,566	$312	$51,498
Accumulated Amortization/Impairment	(1,698)	(13,119)	(22,433)	(312)	(37,562)
Balance as of March 31, 2020	$10,607	$196	$3,133	$—	$13,936

*

Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of January 1, 2020 and March 31, 2020, the Rosetta Stone tradename comprised the entire tradename/trademark net carrying amount of $10.6 million.

Amortization Expense for the Long-lived Intangible Assets

The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three months ended March 31,
	2020	2019
Cost of revenue	$146	$146
Sales and marketing	235	235
Research and development	—	7
General and administrative	—	—
Total intangible amortization expense	$381	$388

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining months of 2020 and years thereafter (in thousands):

As of March 31, 2020
2020 - remaining	$901
2021	940
2022	940
2023	548
2024	—
Thereafter	—
Total	$3,329

Impairment Reviews of Intangible Assets

The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of March 31, 2020 to determine if indicators of impairment exist, particularly in light of the COVID-19 pandemic. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally, all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

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

The following table shows the balance and changes in goodwill for the Company's operating segments for the three months ended March 31, 2020 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2020
Gross Goodwill	$9,962	$38,996	$27,514	$76,472
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2020	$9,962	$38,996	$—	$48,958

Effect of change in foreign currency rate	—	(151)	—	(151)

Balance as of March 31, 2020
Gross Goodwill	$9,962	$38,845	$27,514	$76,321
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of March 31, 2020	$9,962	$38,845	$—	$48,807

The Company routinely reviews goodwill at the reporting unit level for potential impairment as part of the Company's internal control framework. The Company's reporting units with goodwill balances were evaluated to determine if a triggering event has occurred, particularly in light of the COVID-19 pandemic. As of March 31, 2020, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of our reporting units with goodwill is less than the carrying value. Accordingly, a quantitative impairment test has not been performed and no goodwill impairment charges were recorded in 2020 in connection with the interim review.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES

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

The following table summarizes supplemental statement of operations information related to operating and finance lease costs as indicated (in thousands):

	Three months ended March 31,
Supplemental statement of operations information:	2020	2019
Operating lease cost	$535	$526

Amortization of right-to-use assets	$114	$113
Interest on lease liabilities	14	17
Finance lease cost	$128	$130

The following table summarizes undiscounted future operating and finance lease payments as of March 31, 2020 and for the five years thereafter (in thousands):

As of March 31, 2020	Operating Leases	Finance Leases
2020 - remaining	$1,281	$393
2021	1,645	519
2022	1,621	394
2023	1,019	20
2024	102	13
Thereafter	76	—
Total undiscounted lease payments	5,744	1,339
Less: imputed interest	488	82
Total	$5,256	$1,257

The following table summarizes supplemental information related to operating and finance leases as indicated below:

As of March 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term	5 - 65 months	14 - 52 months
Weighted-average discount rate	5.4%	4.8%
Range of remaining term	41 months	34 months

The following table summarizes balance sheet information related to financing leases as indicated (in thousands):

	As of
Financing Lease Right-of-Use Assets and Liabilities:	March 31, 2020	December 31, 2019
Property and equipment, at cost	$5,573	$5,627
Accumulated depreciation	(3,780)	(3,697)
Property and equipment, net	$1,793	$1,930

Other current liabilities	$473	$474
Other long-term liabilities	784	914
Total finance lease liabilities	$1,257	$1,388

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

On March 10, 2020, the Company executed the eighth amendment to the credit facility. Under the amended agreement, the Company may borrow up to $25.0 million. The credit facility has a term that expires on April 1, 2023, during which time RSL may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, the Company must have less than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest on borrowings accrues at the greater of Prime Rate or 1.5% and must be paid quarterly.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity coverage ratio of 1.75 and minimum financial performance requirements, as defined in the credit facility. As of March 31, 2020, the Company was in compliance with all covenants.

The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.

As of March 31, 2020, there were no borrowings outstanding. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

9. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of
	March 31, 2020	December 31, 2019
Accrued marketing expenses	$3,584	$5,394
Accrued professional and consulting fees	1,532	1,443
Sales return reserve	241	448
Sales, withholding, and property taxes payable	3,328	3,331
Other	2,294	2,474
Total other current liabilities	$10,979	$13,090

10. REVENUE AND DEFERRED REVENUE

The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2020	$22,919	$119,851	$57,766
Increase/(decrease), net	(7,528)	(13,882)	270
Ending balance as of March 31, 2020	$15,391	$105,969	$58,036

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of revenue recognized in the three months ended March 31, 2020 that was included in the opening January 1, 2020 deferred revenue balance was $42.7 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of March 31, 2020 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	As of March 31, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$41,256	$32,782	$8,089	$381	$4
E&E Language	55,065	33,498	8,961	2,743	9,863
Consumer Language	67,684	39,689	15,189	1,822	10,984
Total	$164,005	$105,969	$32,239	$4,946	$20,851

In 2017, the Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of March 31, 2020, deferred revenue associated with SOURCENEXT totaled $15.5 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.

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

2019 Omnibus Incentive Plan

On May 16, 2019, the Company's stockholders and Board of Directors approved the 2019 Omnibus Incentive Plan (the "2019 Plan") that provided the Company the ability to grant up to 2,350,000 of new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. Service, performance and market-based restricted stock awards are considered outstanding at the time of grant as the stockholder is entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Performance units and restricted stock units do not have voting rights. The stock incentive awards and options granted under the 2019 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. At March 31, 2020 there were 1,369,882 shares available for future grant under the 2019 Plan.

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

For the three months ended March 31, 2020 and March 31, 2019, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

Three months ended March 31,
	2020	2019
Expected stock price volatility	none	none
Expected term of options	none	none
Expected dividend yield	none	none
Risk-free interest rate	none	none

Stock-Based Compensation Expense

Stock compensation expense associated with service-based equity awards is recognized in the statements of operations ratably over the requisite service period, which is the vesting period. If an award's service inception date precedes the grant date, compensation expense is initially measured at fair value at the service inception date based on probability of payout, and remeasured at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. For equity awards granted with performance-based conditions, stock compensation expense is recognized in the statements of operations ratably for each vesting tranche based on the probability that operating performance conditions will be met and to what extent. Changes in the probability estimates associated with performance-based awards are accounted for in the period of change using a cumulative catch-up adjustment to retroactively apply the new probability estimates. In any period in which the Company determines that achievement of the performance metrics is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. For equity awards granted with market-based conditions, stock compensation is recognized in the statements of operations ratably for each vesting tranche regardless of meeting or not meeting the market conditions.

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three months ended March 31,
	2020	2019
Cost of revenue	$9	$(32)
Sales and marketing	610	202
Research & development	240	23
General and administrative	1,402	1,027
Total stock based compensation expense	$2,261	$1,220

The following table presents the future stock-based compensation expense, net of forfeitures, for each equity award category as of March 31, 2020 and the weighted average period over which the expense will be recognized:

	Service-based Restricted Stock Awards	Service-based Stock Options	Restricted Stock Units	Performance Stock Units
Unrecognized compensation expense, net of forfeitures (in thousands)	$5,923	$50	$141	$3,500
Weighted average period over which the above expense will be recognized (in years)	3.01	0.14	1.16	1.68

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service-Based Restricted Stock Awards

Shares of service-based restricted stock are generally recognized as expense ratably over the requisite service period of the awards, which is also the vesting period. Service-based restricted stock awards are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and generally vest over one-year, two-year or four -year period based upon required service conditions and do not have performance or market conditions. The Company's service-based restricted stock awards are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock prior to April 2009.

The following table summarizes the Company's service-based restricted stock award activity from January 1, 2020 to March 31, 2020:

	Service-based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested service-based awards, January 1, 2020	343,010	$12.77	$4,379,414
Service-based awards granted	279,078	19.45
Service-based awards vested	(130,103)	11.69
Service-based awards cancelled	(614)	16.97
Non-vested Service-based awards, March 31, 2020	491,371	16.85	8,277,194

The following table summarizes the Company's weighted average grant date fair value and vested fair value for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31,
	2020	2019
Weighted-average grant-date fair value of service-based restricted stock awards granted	$19.45	$15.28
Fair value of service-based restricted stock awards vested (in thousands)	$2,497	$1,981

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

The following table summarizes the Company's PSU activity from January 1, 2020 to March 31, 2020:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2020	615,614	$13.84	$11,167,238
PSUs granted	255,105	16.62
PSUs vested	(168,324)	10.91
PSUs cancelled	(102,753)	14.71
Non-vested PSUs, March 31, 2020	599,642	$15.69	$8,406,981

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's weighted average grant date fair value and fair value of PSUs vested for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31,
	2020	2019
Weighted average grant date fair value of PSUs granted	$16.62	$15.21
Fair value of PSUs vested (in thousands)	$2,302	$3,120

Service-Based Stock Options

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options to directors generally vest quarterly over a one year period based upon required service conditions and do not have performance or market conditions. The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of March 31, 2020, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount is subject to change based on changes to the fair market value of the Company's common stock.

The following table summarizes the Company's service-based stock option activity from January 1, 2020 to March 31, 2020:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based options outstanding, January 1, 2020	1,081,592	$10.06	5.57	$9,022,107
Service-based options granted	—	—
Service-based options exercised	(5,625)	7.47
Service-based options cancelled	(6,474)	25.99
Service-based options outstanding, March 31, 2020	1,069,493	9.98	5.35	4,967,549
Vested and expected to vest at March 31, 2020	1,069,407	9.98	5.35	4,967,549
Exercisable at March 31, 2020	1,057,766	9.84	5.30	$4,967,549

The following table summarizes the Company's weighted average grant date fair value and intrinsic value of options exercised for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31,
	2020	2019
Weighted average grant date fair value of service-based stock options granted	$—	$—
Intrinsic value of options exercised (in thousands)	$113	$1,342

Restricted Stock Units

Restricted stock units are granted to members of the Board of Directors as part of their compensation packages. Restricted stock units to directors convert to common stock following the separation of service with the Company. Director restricted stock units vest quarterly over a one year period from the date of grant. The Company also grants restricted stock units to international employees which typically vest over a two-year or four-year period. Restricted stock unit expense is recognized ratably over the vesting period. The Company's restricted stock units are accounted for as equity awards. The grant date fair value is based on the market price of the Company's common stock at the date of grant. The Company did not grant any restricted stock units prior to April 2009.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's restricted stock unit activity from January 1, 2020 to March 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units outstanding, January 1, 2020	265,913	$12.56	$4,823,662
Units granted	2,422	19.58
Units released	(432)	15.11
Units cancelled	—	—
Units outstanding, March 31, 2020	267,903	12.62	3,756,000
Vested and expected to vest at March 31, 2020	266,858	12.60	3,741,344
Vested and deferred at March 31, 2020	256,294	$12.22	$3,593,242

The following table summarizes the Company's weighted average grant date fair value and fair value of units converted for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31,
	2020	2019
Weighted average grant date fair value of restricted stock units granted	$19.58	$15.11
Fair value of restricted stock units converted (in thousands)	$8	$—

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

On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vested 50%, 25% and 25% on April 4, 2017, 2018 and 2019, respectively. As of March 31, 2020, all PRSAs and PSOs were vested. As of March 31, 2020, no PSOs have been exercised.

On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of March 31, 2020, 46,948 MRSAs were unvested and 104,821 MSOs were unvested, but will vest on April 4, 2020. As of March 31, 2020, no MSOs have been exercised. As of March 31, 2020, future compensation cost related to the non-vested portion of the MRSAs and MSOs not yet recognized in the consolidated statement of operations was less than $0.1 million and the remaining expense will be recognized in the second quarter of 2020.

13. STOCKHOLDERS' DEFICIT

At March 31, 2020, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At March 31, 2020, the Company had shares of common stock issued of 25,580,107 and shares of common stock outstanding of 24,580,107.

In the first quarter of 2020, the Company issued 67,540 shares of unrestricted common stock in settlement of a previously accrued cash bonus liability; resulting in the reclassification of $1.3 million to additional paid-in capital. In the first quarter of 2019, the Company issued 36,776 shares of unrestricted common stock in settlement of a previously accrued cash bonus liability; resulting in the reclassification of $0.6 million to additional paid-in capital.

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

The following table sets forth the computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Numerator:
Net loss	$(6,181)	$(544)
Denominator:
Basic weighted average shares	23,803	23,036
Diluted weighted average shares	23,803	23,036
Loss per share:
Basic	$(0.26)	$(0.02)
Diluted	$(0.26)	$(0.02)

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

	Three months ended March 31,
	2020	2019
Stock options	589	721
Restricted stock units	261	232
Restricted stocks	451	551
Total common stock equivalent shares	1,301	1,504

Share-based awards to purchase approximately 0.2 and zero million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2020 and March 31, 2019, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive..

15. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the three months ended March 31, 2020 is based on the estimated annual effective tax rate for fiscal year 2020. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.

Valuation Allowance Recorded for Deferred Tax Assets

As of March 31, 2020, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company previously determined in prior periods the deferred tax assets will not more likely than not be realized.

Evaluation of the remaining jurisdictions as of March 31, 2020, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

As of March 31, 2020, and December 31, 2019, the Company’s U.S. deferred tax liability was $2.6 million and $2.5 million, respectively, related to its goodwill and indefinite lived intangibles. As of March 31, 2020 the Company had foreign net deferred tax

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets of $0.1 million compared to foreign net deferred tax assets of $0.1 million at December 31, 2019. As of March 31, 2020, and December 31, 2019, the Company had no unrecognized tax benefits.

For the three months ended March 31, 2020 the Company recorded an income tax expense of $0.4 million related to profits of operations for foreign jurisdictions in the U.K., Germany, China, France and Canada and deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended March 31, 2020 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$17,486	$13,552	$16,141	$—	$29,693	$47,179

Cost of revenue	2,936	2,271	2,437	(1)	4,707	7,643
Sales and marketing	8,039	5,807	10,588	4	16,399	24,438
Research and development	3,142	—	—	3,182	3,182	6,324
General and administrative	552	(24)	206	—	182	734
Segment contribution	$2,817	$5,498	$2,910	$(3,185)	$5,223	$8,040
Segment contribution margin %	16.1%	40.6%	18.0%		17.6%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						3,458
Sales and marketing						996
Research and development						593
General and administrative						1,963
Subtotal						7,010

Corporate unallocated expenses, net:
Unallocated general and administrative						6,865
Unallocated non-operating income						(34)
Subtotal						6,831

Loss before income taxes						$(5,801)

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

The information below summarizes revenue from customers by geographic area for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
United States	$42,529	$39,830
International	4,650	4,781
Total revenue	$47,179	$44,611

The information below summarizes long-lived assets by geographic area classified as held and used as of March 31, 2020 and December 31, 2019 (in thousands):

	As of
	March 31, 2020	December 31, 2019
United States	$37,384	$37,378
International	1,740	1,873
Total property and equipment, net	$39,124	$39,251

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this "Report") and other statements or presentations made from time to time by the Company, including the documents incorporated by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by non-historical statements and often include words such as "outlook," "potential," "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks" or words of similar meaning, or future-looking or conditional verbs, such as "will," "should," "could," "may," "might," "aims," "intends," "projects," or similar words or phrases. These statements may include, but are not limited to, statements related to: our business strategy; guidance or projections related to revenue, Adjusted EBITDA, sales and bookings (which is an operational metric that represents executed contracts received by the Company that are either recorded immediately as revenue or deferred revenue and in any one period is equal to revenue plus the change in deferred revenue), and other measures of future economic performance; the contributions and performance of our businesses including acquired businesses and international operations; projections for future capital expenditures; and other guidance, projections, plans, objectives, and related estimates and assumptions.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. In addition, forward-looking statements are based on the Company’s current assumptions, expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. Some important factors that could cause actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on the global economy; the risk that we are unable to execute our business strategy; declining demand for our language learning and literacy solutions; the risk that we are not able to manage and grow our business; the impact of any revisions to our pricing strategy; the risk that we might not succeed in introducing and producing new products and services; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as bank financing, as well as our ability to raise additional funds; the risk that we cannot effectively adapt to and manage complex and numerous technologies; the risk that businesses acquired by us might not perform as expected; and the risk that we are not able to successfully expand internationally. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements risks and uncertainties that are more fully described in the Company's filings with the U.S. Securities and Exchange Committee (SEC), including those described below, those discussed in the sections titled "Risk Factors" in Part II, Item 1A of this Report and those updated from time to time in our future reports filed with the Securities and Exchange Commission. This section should be read together with our unaudited consolidated financial statements and related notes set forth elsewhere in this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

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

To position the organization for success, our focus is on the following priorities:

1.	Continued growth of our K-12 business;
2.	Leveraging our iconic Rosetta Stone brand;
3.	Position ourselves as a leader in adaptive blended learning; and
4.	Accelerate growth and increase intrinsic value.

As of March 31, 2020, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.

COVID-19 Update

In late 2019, a novel strain of coronavirus that causes the disease COVID-19 surfaced in Wuhan, China. COVID-19 quickly spread, causing a global pandemic. To combat the spread of COVID-19, authorities have taken a variety of steps to protect their citizens, including closing schools and workplaces and requiring people to stay at home and practice social distancing. These actions have had significant negative impacts on the global economy.

We recognize that COVID-19 has changed the way our employees work with each other and our customers, and we are committed to ensuring these changes cause the least disruption to our learners. All of our solutions can be used by learners remotely and we are capable of providing our services to our customers while following social distancing protocols. In response to extensive business and school closures around the world and the growing need to adopt distance-learning solutions, we have implemented the following initiatives:

•	communications to districts and schools regarding best practices for remote learning;
•	expanded access to our products for all of our existing K-12 customers through the end of the school year, with no additional charge, to help them move to remote learning;
•	leaving licenses on for customers who are dealing with a very disruptive change to the way they work, and to not push them to pay immediately;
•	Lexia Academy, which provides online implementation and training support for teachers, has been provisioned to help teachers implement our products with their students;
•	three months of a free language learning subscription available to any elementary, middle or high school student;
•	free unlimited group language tutoring for all paying consumer subscribers through June 30, 2020; and
•	upgrades, free of charge, for our “bronze” access level Enterprise customers to a “silver” access level to provide access to online group tutoring.

While we are confident of our ability to support learners during this period, there is uncertainty surrounding:

•	increased costs associated with the increase in our customer base as a result of the initiatives described above;
•	unprecedented levels of disruption that may distract our customers and delay purchasing decisions;
•	customers, particularly in our enterprise business, that may be facing financial difficulties that may lead to slower cash collection or cancellation due to lack of funds;
•	the length of the economic downturn and the impact on local K-12 school budgets and consumer discretionary spending; and
•	productivity disruptions caused by the distraction of our workforce in a remote work environment.

We are monitoring these risks and to date we have not experienced any significant negative financial or operational effects. The COVID-19 crisis may create opportunities to expand our relationships with existing customers who see the clear value of remote learning. We believe over time this period will serve to highlight the affordability and convenience of online training and coaching.

On March 16, 2020, our global employee base began to work from home. We have a distributed workforce that has historically operated out of multiple offices. As a result, we already had in place the appropriate technology tools to facilitate operating in a remote work environment. As such, to date, we have not identified any significant issues in the transition to a remote work environment. We have not had any COVID-19 related employment terminations or furloughs, however we have taken the following employee-related actions to decrease costs and preserve our cash flows to provide cushion for future uncertainty:

•	adoption of the deferral on the payment of social security under the CARES Act through the remainder of 2020;
•	discontinuation of the 4% company match on 401(k) contributions beginning June 1, 2020 through the end of the calendar year;

•	a pause on salary increases that have not already been communicated; and
•	restrict personnel hiring to only areas that are critical to the business or create or support bookings, especially in our K-12 and Consumer Language businesses.

In addition, in March 2020, we increased the size of our credit facility to $25 million, which provides additional liquidity.  Although we expect to make short-term borrowings in the second quarter of 2020 to address seasonal cash needs, we do not expect to need to draw down on the full amount of the facility this year.

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

Literacy segment sales are seasonally strongest in the second and third quarter of the calendar year corresponding to the end and beginning of school district budget years. Within our E&E Language segment, sales in our education, government, and corporate sales channels are seasonally stronger in the second half of the calendar year due to purchasing and budgeting cycles. Consumer Language sales are affected by seasonal trends associated with the holiday shopping season. We expect these trends to continue, but may be impacted by the COVID-19 pandemic.

Cost of Revenue

Cost of revenue primarily represents costs associated with supporting our web-based subscription services and online language-learning services, which includes online language conversation coaching, hosting costs and depreciation. We also include the cost of credit card processing and customer technical support in cost of revenue. Cost of revenue also includes third-party royalty fees, and inventory storage, obsolescence and shrinkage.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Revenue	$47,179	$44,611
Cost of revenue	11,101	8,426
Gross profit	36,078	36,185
Operating expenses
Sales and marketing	25,434	23,238
Research and development	6,917	5,738
General and administrative	9,562	8,692
Total operating expenses	41,913	37,668
Loss from operations	(5,835)	(1,483)
Other income and (expense):
Interest income	16	33
Interest expense	(53)	(60)
Other income and (expense)	71	796
Total other income and (expense)	34	769
Loss before income taxes	(5,801)	(714)
Income tax expense (benefit)	380	(170)
Net loss	$(6,181)	$(544)
Loss per share:
Basic	$(0.26)	$(0.02)
Diluted	$(0.26)	$(0.02)
Common shares and equivalents outstanding:
Basic weighted average shares	23,803	23,036
Diluted weighted average shares	23,803	23,036

Comparison of the three months ended March 31, 2020 and the three months ended March 31, 2019:

The following table sets forth revenue for our three operating segments for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three months ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$17,486	37.1%	$14,806	33.2%	$2,680	18.1%
Enterprise & Education Language	13,552	28.7%	14,443	32.4%	(891)	(6.2)%
Consumer Language	16,141	34.2%	15,362	34.4%	779	5.1%
Total Revenue	$47,179	100.0%	$44,611	100.0%	$2,568	5.8%

Segment Contribution and Segment Contribution Margin
Literacy	$2,817	16.1%	$3,013	20.3%	$(196)	(6.5)%
Enterprise & Education Language	5,498	40.6%	6,107	42.3%	(609)	(10.0)%
Consumer Language	2,910	18.0%	4,548	29.6%	(1,638)	(36.0)%
Language Shared Services	(3,185)		(3,680)		495	13.5%
Total Segment Contribution	$8,040		$9,988		$(1,948)	(19.5)%

Literacy Segment

The increase in Literacy segment revenue reflects sales growth and strong renewal and retention rates. As an impact of the COVID-19 disruptions, our Literacy customers could renew their sales contracts later, which could result in lower revenue recognized in period. Our Literacy business is seasonal with sales consolidating into the second and third calendar quarters corresponding to the end and beginning of the school district operating budget years. This typical seasonality may be impacted by slower than expected renewal and payment as a result of the COVID-19 disruptions.

The Literacy segment contribution dollar and margin decreases were primarily due to higher direct expenses related to research and development, sales and marketing, and cost of sales. Lower amounts were capitalized as internal-use software during 2020 due to the completion and release of several large projects in the prior year. Direct sales and marketing and cost of sales expenses increased due to the increase in the direct sales team, investments made to improve the Literacy product portfolio and infrastructure and higher implementation and training services costs in support of Literacy sales growth. As a result of the COVID-19 initiatives to expand our resources to all schools within the districts we serve, we could incur additional support costs as we rapidly bring new customers, teachers and students online.

E&E Language Segment

E&E Language segment revenue was down year over year across the reseller and affiliate channels. Before shared Language research and development expense, the E&E Language segment contribution dollar and margin slightly decreased on lower revenue. We believe the enterprise portion of E&E Language is the most economically sensitive to the COVID-19 crisis and could be negatively affected by the impact on businesses and the international response to the pandemic. We expect to continue to balance investments and adjust our cost structure to align scale.

Consumer Language Segment

Consumer Language segment revenue increased as global app store revenue was higher by $0.6 million as compared to the prior year period. A large portion of sales in the first quarter of 2020 were from our Lifetime offering, which are recognized as revenue over 24 months, resulting in only a small increase in revenue. We expect Lifetime sales, which are collected in cash up front, will continue to be a significant portion of Consumer Language bookings this year. The COVID-19 pandemic has created demand for our consumer offerings as learners use their time at home to invest in a new language, however, a prolonged economic downturn may create uncertainty for future sales. Typically, our Consumer business is seasonal and consumer sales usually peak in the fourth quarter during the holiday shopping season. This typical seasonality has been impacted by the recent Lifetime and unlimited offering launches and the demand for our consumer offerings as a result of the COVID-19 pandemic. As a result, we expect our first and second quarter Consumer Language bookings to be higher than the fourth quarter holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin declines were primarily driven by $1.5 million in higher direct sales and marketing expenses related to increased media expenses related to targeted streaming television and native content campaigns to drive sales. We expect sales and marketing expense to increase in 2020 to drive bookings and build brand relevance. Any resulting increase in bookings may be recognized as revenue over periods up to 24 months, while the sales and marketing expense will be recognized as incurred, which may cause the segment contribution to decline. In the event of a prolonged economic downturn, we will be able to manage our customer acquisition costs.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three months ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
United States	$42,529	90.1%	$39,830	89.3%	$2,699	6.8%
International	4,650	9.9%	4,781	10.7%	(131)	(2.7)%
Total revenue	$47,179	100.0%	$44,611	100.0%	$2,568	5.8%

United States Revenue

United States revenue increased primarily due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue. Additionally, app store revenue in the US increased $0.3 million as compared to prior year.

International Revenue

International revenue was nearly flat year over year.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three months ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
Revenue	$47,179	100.0%	$44,611	100.0%	$2,568	5.8%
Cost of revenue	11,101	23.5%	8,426	18.9%	2,675	31.7%
Gross profit	$36,078	76.5%	$36,185	81.1%	$(107)	(0.3)%

Cost of Revenue

The increase in cost of revenue was primarily due to an increase of $1.2 million in payroll and benefits primarily resulting from headcount changes in the customer support and operations teams. Additionally, amortization of previously capitalized software costs increased $0.9 million related to projects that were recently placed into service. As a result of the COVID-19 initiatives, we expect to incur additional hosting, coaching and support costs as we execute our initiatives to help our learners.

Gross Profit

Gross profit was flat year over year while gross margin declined on the higher cost of revenue discussed above.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three months ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$25,434	53.9%	$23,238	52.1%	$2,196	9.5%
Research and development	6,917	14.7%	5,738	12.9%	1,179	20.5%
General and administrative	9,562	20.3%	8,692	19.5%	870	10.0%
Total operating expenses	$41,913		$37,668		$4,245	11.3%

Sales and Marketing Expenses

The increase in sales and marketing expense was primarily due to $1.5 million in higher sales and marketing expenses related to increased media expenses related to targeted streaming television and native content campaigns to drive Consumer Language sales, $0.4 million in higher stock based compensation expense as we shift more variable compensation from cash-based to equity-based, and $0.4 million in higher consulting expenses related to initiatives in certain upcoming K-12 programs. We expect sales and marketing expense to increase in 2020 to drive bookings and build brand relevance.

Research and Development Expenses

Research and development expenses increased primarily due to increased payroll expenses driven by $0.5 million in lower capitalized labor costs during 2020 due to the completion and release of several large projects in the prior year, increased severance expense of $0.3 million which was unrelated to COVID-19, and an increase in stock based compensation expense of $0.2 million as we shift more variable compensation from cash-based to equity-based.

General and Administrative Expenses

General and administrative expenses were slightly up due to a $0.4 million increase in stock compensation expense as we shift more variable compensation from cash-based to equity-based, and an increase of $0.3 million in bad debt expense due to the increase in bookings and accounts receivable balance year over year.

Interest and Other Income (Expense)

	Three months ended March 31,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Interest income	$16	$33	$(17)	(51.5)%
Interest expense	(53)	(60)	7	11.7%
Other income and (expense)	71	796	(725)	(91.1)%
Total other income and (expense)	$34	$769	$(735)	(95.6)%

Interest income represents interest earned on our cash and cash equivalents. Interest expense primarily represents interest on our financing leases, interest on our short term borrowing associated with our credit facility, and the recognition of our deferred financing fees associated with our credit facility. The change in other income and (expense) was primarily attributable to the first quarter 2019 $1.4 million gain on the sale of certain idle assets that did not recur in 2020 and foreign exchange fluctuations.

Income Tax (Benefit) Expense

	Three months ended March 31,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$380	$(170)	$550	323.5%

The increase in income tax expense was related to the Virginia state adoption of an indefinite carry forward of net operating losses that resulted in a release of our state valuation allowance and recognition of $0.6 million in state tax benefit in the first quarter of 2019 which did not recur in 2020. Income tax expense in the first quarter of 2020 was related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, France and China and deferred tax expense related to the impact of amortization of indefinite lived intangible assets. For the three months ended March 31, 2020, our worldwide effective tax rate was (6.6)%.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity at March 31, 2020, consisted of $35.1 million in cash and cash equivalents and short-term investments. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.

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

On October 28, 2014, we executed a Loan and Security Agreement with Silicon Valley Bank ("Bank") to obtain a credit facility. Since the original date of execution, we have executed several amendments to the credit facility to reflect updates to our financial outlook, expand availability, and extend the credit facility. Under the eighth amendment executed on March 10, 2020, we may borrow up to $25.0 million. The credit facility has a term that expires on April 1, 2023, during which time we may borrow and re-pay loan amounts and re-borrow the loan amounts subject to customary borrowing conditions. However, we must have less than $5.0 million in outstanding borrowings for 30 consecutive days during each twelve month period beginning as of the date of execution. Interest will accrue at the greater of Prime Rate or 1.5% and must be paid quarterly.

As of March 31, 2020, there were no borrowings outstanding under the credit facility. We are subject to certain financial and restrictive covenants as defined in the credit facility As of March 31, 2020, we were in compliance with all of the covenants under the credit facility. Consistent with the seasonality of cash we saw in 2019, we expect to make short term borrowings under our credit facility in the second quarter of 2020 and expect to have no borrowings outstanding at the calendar end of 2020. We believe the borrowing availability under the credit facility is sufficient to provide liquidity during our mid-year seasonal cash low point. See the section at the beginning of this Item 2 titled “COVID-19 Update” for a discussion of the COVID-19 impact to liquidity.

The total amount of cash that was held by foreign subsidiaries as of March 31, 2020 was $6.6 million. As of March 31, 2020, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

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

Cash Flow Analysis

	Three months ended March 31,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(3,482)	$(6,567)	$3,085	47.0%
Net cash used in investing activities	$(3,786)	$(3,718)	$(68)	(1.8)%
Net cash (used in) provided by financing activities	$(139)	$632	$(771)	(122.0)%

Net Cash Used in Operating Activities

Net cash used in operating activities was lower in the first quarter of 2020 as compared to the same period in 2019. Operating cash flow was impacted by the overall increase in year-over-year bookings of $5.6 million, which resulted in an increase in deferred revenue. Partially offsetting the increase in bookings were higher selling-related cash outflows.

Net Cash Used in Investing Activities

Net cash used in investing activities was higher in the first quarter of 2020 as compared to the same period of 2019. Lower amounts were capitalized as internal-use software during 2020 due to the completion and release of several large projects in the prior year. Additionally, there was a cash inflow in 2019 related to the sale of non-current idle assets that did not recur in 2020.

Net Cash (Used in) Provided by Financing Activities

Net cash related to financing activities decreased in the first quarter of 2020 as compared to the same period of 2019. A $0.7 million decrease in proceeds from stock option exercises contributed to the decline in financing cash flow.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 "Commitments and Contingencies" of Part I – Item 1, Financial Statements – for information about our legal proceedings.

Item 1A.    Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Annual Report on Form 10-K filed on March 11, 2020 with the SEC for the period ended December 31, 2019. An investment in our common stock involves a substantial risk of loss. Investors should carefully consider these risk factors, together with all of the other information included herewith, before deciding to purchase shares of our common stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline and all or part of an investment may be lost.

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

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as COVID-19.

In late 2019, a novel strain of coronavirus that causes the disease COVID-19 surfaced in Wuhan, China. In January 2020, the World Health Organization declared the COVID-19 outbreak to be a public health emergency. Since that time, COVID-19 has quickly spread, causing a global pandemic. To combat the spread of COVID-19, governmental authorities have taken a variety of steps to protect their citizens, including closing schools and workplaces and requiring people to stay at home and practice social distancing. These actions have had significant negative impacts on the global economy. While all of our solutions can be used by learners remotely, and we are capable of providing our services to our customers while following social distancing protocols, there is uncertainty in our business surrounding:

•	unprecedented levels of disruption that may distract our customers and delay purchasing decisions;
•	customers, particularly in our enterprise business, that may be facing financial difficulties that may lead to slower cash collection or cancellation due to lack of funds;
•	the length and severity of the economic downturn;
•	productivity disruptions caused by the distraction of our workforce in a remote work environment; and
•	increased costs associated with the increase in our customer base as a result of the initiatives to support K-12 schools and consumers during the pandemic.

These uncertainties and the extent to which COVID-19 impacts our operations will depend on future developments. Such developments are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. Furthermore, the success of our business depends to a significant extent upon spending by K-12 schools, governments, organizations and consumers, which is subject to a number of factors including general economic conditions, K-12 school budgets, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation, and taxation. Adverse trends in any of these economic indicators, which may be impacted by COVID-19, may cause spending to decline, which could adversely affect our business, results of operations and financial condition. We continue to monitor the effects of COVID-19 on our business.

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

We rely on retailers and distributors, together with our direct sales force, to sell our products. Our sales to retailers and distributors are concentrated on a key group that is comprised of a mix of websites, such as Amazon.com, app stores, such as the Apple App Store, Google Play Store, Amazon App Store for Android, and Samsung Galaxy App Store, select retail resellers, such as Barnes & Noble, Target, and Best Buy, and consignment distributors such as Software Packaging Associates.

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

The success of our international operations depends on our ability to successfully market, sell, deliver and support our products and services internationally. In 2016, we decided to eliminate our direct sales presence in almost all of our non-U.S. and non-northern European geographies related to the distribution of the E&E Language offerings, relying instead on indirect sales channels through reseller and other arrangements with third parties in those geographies. We also have optimized certain of our website sales channels in Europe, Asia and Latin America. In addition, our international businesses expose us to risks including, but not limited to:

•	tariffs and trade barriers;
•	currency fluctuations, which could decrease our revenues or increase our costs in the United States;
•	regulations related to customs and import/export matters;
•	tax issues, such as tax law changes and variations in tax laws;
•	restrictions on the repatriation of profits or payment of dividends;
•	inadequate banking systems;
•	crime, strikes, riots, civil disturbances, terrorist attacks or wars;
•	impacts of public health epidemics on employees, consumers, and the global economy, such as the current COVID-19 pandemic;
•	law enforcement authorities and courts that are weak or inexperienced in commercial matters; and
•	deterioration of political relations among countries.

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

Many of our E&E Language and Literacy customers are colleges, universities, primary and secondary schools and school districts, other education providers, armed forces and government agencies that depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, primary and secondary schools and school districts, or other education providers or government agencies that use our products and services, including in response to the COVID-19 pandemic, could cause our current and potential customers to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenue. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenue and could adversely affect our overall gross margins.

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

We have experienced, and we believe we will continue to experience, substantial seasonal and quarterly variations in our revenue, cash flows and net income. These variations are primarily related to increased sales of our Consumer Language products and services in the fourth quarter, especially during the holiday selling season, as well as higher sales to governmental, educational institutions, and corporations in the second half of the calendar year. We sell to a significant number of our retailers, distributors and E&E Language customers on a purchase order basis and we receive orders when these customers need products and services. As a result, their orders are typically not evenly distributed throughout the year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of other factors, including the COVID-19 pandemic, timing of holidays and advertising initiatives, changes in our products, services and advertising initiatives and changes in those of our competitors. Budgetary constraints of our E&E Language and Literacy customers may also cause our quarterly results to fluctuate.

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

We also face similar risks in international markets where our products, services and apps are offered. Foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the U.S. We are subject to international laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations and ability to provision our products and perform services for our customers, including data relating to users, customers, employees, or partners outside the U.S, and those laws and regulations are uncertain and subject to change.

Legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the U.S. For example, in October 2015, the European Court of Justice invalidated the 2000 US-EU Safe Harbor program as a legitimate and legally authorized basis on which U.S. companies, including Rosetta Stone, could rely for the transfer of personal data from the European Union to the U.S. The European Union and U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S., called the Privacy Shield Framework. Rosetta Stone participates and has certified to its compliance to the Privacy Shield Framework. However, this framework also faces a number of legal challenges, is subject to an annual review that could result in changes to our obligations, and also may be challenged by national regulators or private parties. In addition, other available bases on which to rely for the transfer of European Union personal data outside of the European Economic Area, such as Standard Contractual Clauses (SCCs), have also been subjected to regulatory or judicial scrutiny. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Additionally, the United Kingdom’s decision to withdraw from the European Union also has resulted in uncertainty with regard to compliance obligations for data transfers between the European Union and the United Kingdom and the U.S.

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

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries are considering laws mandating that personal data regarding customers in their country be maintained solely in their country. Having to maintain local data centers and design product, service and business operations to limit personal data processing within individual countries could increase our operating costs significantly. In addition, the European Commission approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR includes additional operational and other requirements for companies that receive or process personal data of residents of the European Union as well as significant penalties for non-compliance. California recently enacted the Consumer Privacy Act of 2018, effective January 1, 2020, which greatly expands the definition of what constitutes personal data and requires companies, among other things, to give California consumers information about what data they collect and delete data about consumers if requested.

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

The uncertainty surrounding the terms of the United Kingdom's withdrawal from the European Union and its consequences could cause disruptions to, and create uncertainty in, to our businesses.

The United Kingdom formally left the European Union on January 31, 2020, immediately entering an eleven month transition period running until the end of December 2020. During this transition period, the United Kingdom’s trading relationship with the European Union will remain unchanged, allowing time to agree and implement a new future trading relationship. However, the terms of the United Kingdom’s relationship with the European Union after the end of the transition period remain subject to negotiations yet to come, and there is substantial uncertainty about the terms of the final agreements. Therefore, the ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results, and cash flows. Additionally, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union and between the United Kingdom and countries outside the European Union, including the United States of America, are established. The ultimate effects of Brexit on us will also depend on the terms of agreements, if any, the United Kingdom and the European Union make to retain access to each other's respective markets either during an additional transitional period or more permanently. There is also the risk that other countries may decide to leave the European Union. Any of these effects, among others, may have a materially adverse effect on global economic conditions and the stability of global financial markets, which in turn could materially adversely affect our business, business opportunities, results of operations, and financial condition.

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

Furthermore, there is uncertainty as to the position the United States government will take with respect to world affairs and events. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries. This uncertainty, together with other key global events during recent years (such as the COVID-19 pandemic, continuing uncertainty arising from the United Kingdom’s withdrawal from the EU as well as ongoing terrorist activity), may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the U.S., including with the Company (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets (including the New York Stock Exchange on which our common stock is traded), and (iv) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets. Any change in strategy may not be successful, and could have a materially adverse effect on our business, business opportunities, results of operations and financial condition.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may impact our facilities or the facilities of third parties on which we depend, and could impact consumer spending.

If any of our facilities, facilities of third parties on which we depend, or our customers are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters or public health crises or political crises affecting or occurring at our or our third party facilities could also impact our operations, our reputation and our customers’ perception of our brands. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 global pandemic has had a significant negative effect on the global economy, which could have an adverse impact on our business and operating results.

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

To the extent we face economic difficulties, our revenue, profitability and cash flows could be significantly reduced. A liquidity shortfall may delay certain development initiatives or may expose us to a need to negotiate further funding. While we anticipate that our existing cash and cash equivalents, together with availability under our existing credit facility, cash balances and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital in order to meet our business objectives in the future. Such objectives may include, among other things, developing or enhancing future technologies and services, funding expansion, increasing working capital, acquiring businesses, products or technologies, and responding to competitive pressures. To the extent we face economic difficulties, our revenue, profitability, and cash flows could be significantly reduced. A lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities, require us to reduce costs, requiring a renegotiation of our banking covenants or require us to raise additional funds through public or private financings or borrowings in order to maintain our operations at their current level. If we seek to raise additional capital in order to meet various objectives additional financing might not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of debt, equity or convertible debt securities, these securities might have rights, preferences and privileges senior to those of our current stockholders. Any additional capital raised through the sale of equity securities would also dilute our stock ownership. If adequate additional funds are not available, our business, business opportunities, results of operations and financial condition may be harmed.

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

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32**

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
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
/s/ THOMAS PIERNO
Thomas Pierno
Chief Financial Officer

Date: May 6, 2020