Form 10-Q
period 2020-06-30
ROSETTA STONE INC
filed 2020-08-06
CIK 1351285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 30, 2020, there were 24,600,714 shares of the registrant’s Common Stock, $.00005 par value, outstanding.

ROSETTA STONE INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROSETTA STONE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$31,259	$43,010
Restricted cash	65	54
Accounts receivable (net of allowance for doubtful accounts of $603 and $510 at June 30, 2020 and December 31, 2019, respectively)	27,003	22,919
Inventory	1,270	1,545
Deferred sales commissions	10,730	11,558
Prepaid expenses and other current assets	3,957	4,172
Total current assets	74,284	83,258
Deferred sales commissions	8,121	7,682
Property and equipment, net	38,787	39,251
Operating lease right-of-use assets	5,013	5,818
Intangible assets, net	13,555	14,317
Goodwill	49,057	48,958
Other assets	2,186	1,823
Total assets	$191,003	$201,107
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,727	$7,534
Accrued compensation	12,470	9,854
Income tax payable	169	78
Operating lease liabilities	1,436	1,455
Other current liabilities	11,483	13,090
Deferred revenue	109,288	119,851
Total current liabilities	139,573	151,862
Deferred revenue	64,815	57,766
Deferred income taxes	2,723	2,590
Operating lease liabilities	3,458	4,167
Other long-term liabilities	675	914
Total liabilities	211,244	217,299
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000 and 10,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	—	—
Non-designated common stock, $0.00005 par value, 190,000 and 190,000 shares authorized, 25,604 and 25,060 shares issued, and 24,604 and 24,060 shares outstanding, at June 30, 2020 and December 31, 2019, respectively)	2	2
Additional paid-in capital	216,295	210,846
Treasury stock, at cost; 1,000 and 1,000 shares at June 30, 2020 and December 31, 2019, respectively)	(11,435)	(11,435)
Accumulated loss	(222,240)	(212,548)
Accumulated other comprehensive loss	(2,863)	(3,057)
Total stockholders' deficit	(20,241)	(16,192)
Total liabilities and stockholders' deficit	$191,003	$201,107

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$49,195	$45,942	$96,374	$90,553
Cost of revenue	11,436	8,861	22,537	17,287
Gross profit	37,759	37,081	73,837	73,266
Operating expenses
Sales and marketing	25,974	25,800	51,408	49,038
Research and development	6,177	5,776	13,094	11,514
General and administrative	8,945	8,566	18,507	17,258
Total operating expenses	41,096	40,142	83,009	77,810
Loss from operations	(3,337)	(3,061)	(9,172)	(4,544)
Other income and (expense):
Interest income	10	9	26	42
Interest expense	(54)	(99)	(107)	(159)
Other income and (expense)	18	519	89	1,315
Total other income and (expense)	(26)	429	8	1,198
Loss before income taxes	(3,363)	(2,632)	(9,164)	(3,346)
Income tax expense	223	175	603	5
Net loss	$(3,586)	$(2,807)	$(9,767)	$(3,351)
Loss per share:
Basic	$(0.15)	$(0.12)	$(0.41)	$(0.14)
Diluted	$(0.15)	$(0.12)	$(0.41)	$(0.14)
Common shares and equivalents outstanding:
Basic weighted average shares	24,103	23,455	23,953	23,247
Diluted weighted average shares	24,103	23,455	23,953	23,247

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(3,586)	$(2,807)	$(9,767)	$(3,351)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	247	(265)	194	(52)
Other comprehensive (loss) income	247	(265)	194	(52)
Comprehensive loss	$(3,339)	$(3,072)	$(9,573)	$(3,403)

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,767)	$(3,351)
Non-cash adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,270	2,576
(Gain) loss on foreign currency transactions	(10)	191
Bad debt expense	336	123
Depreciation and amortization	8,771	6,986
Operating lease costs	1,049	1,059
Deferred income tax expense (benefit)	254	(515)
(Gain) loss on disposal or sale of assets	—	(1,394)
Amortization of deferred financing costs	30	33
Net change in:
Accounts receivable	(4,625)	(3,826)
Inventory	275	(718)
Deferred sales commissions	371	2,332
Prepaid expenses and other current assets	114	(819)
Income tax receivable or payable	91	(49)
Other assets	(450)	(89)
Accounts payable	(2,792)	(466)
Accrued compensation	2,395	(1,027)
Other current liabilities	(1,201)	(1,324)
Operating lease liabilities	(969)	(1,060)
Other long-term liabilities	—	(31)
Deferred revenue	(2,947)	(20,045)
Net cash used in operating activities	(3,805)	(21,414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,592)	(9,709)
Proceeds from sale of assets	—	1,396
Net cash used in investing activities	(7,592)	(8,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	410	2,887
Proceeds from borrowings under credit facility	—	10,500
Repayments of borrowings under credit facility	—	(600)
Payment of deferred financing costs	(66)	(47)
Payments under financing lease liabilities	(171)	(222)
Net cash provided by financing activities	173	12,518
Decrease in cash, cash equivalents, and restricted cash	(11,224)	(17,209)
Effect of exchange rate changes in cash, cash equivalents, and restricted cash	(516)	(159)
Net decrease in cash, cash equivalents, and restricted cash	(11,740)	(17,368)
Cash, cash equivalents, and restricted cash—beginning of period	43,064	38,174
Cash, cash equivalents, and restricted cash—end of period	$31,324	$20,806
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the periods for:
Interest	$77	$126
Income taxes, net of refund	$324	$575
Noncash operating, investing and financing activities:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$59	$1,971
Financing right-of-use assets obtained in exchange for financing lease liabilities	$—	$—
Accrued liability for purchase of property and equipment	$921	$1,341

See accompanying notes to consolidated financial statements

ROSETTA STONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(unaudited)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Deficit
Balance—January 1, 2020	$23,667	$2	$210,846	$(11,435)	$(212,548)	$(3,057)	$(16,192)
Stock issued upon the exercise of stock options	6	—	42	—	—	—	42
Restricted stock award and performance stock unit vesting	299	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	68	—	1,322	—	—	—	1,322
Stock-based compensation expense	—	—	1,998	—	—	—	1,998
Net loss	—	—	—	—	(6,181)	—	(6,181)
Cumulative effect adjustment - adoption of CECL	—	—	—	—	75	—	75
Other comprehensive loss	—	—	—	—	—	(53)	(53)
Balance—March 31, 2020	24,040	$2	$214,208	$(11,435)	$(218,654)	$(3,110)	$(18,989)
Stock issued upon the exercise of stock options	30	—	368	—	—	—	368
Restricted stock award and performance stock unit vesting	49	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,719	—	—	—	1,719
Net loss	—	—	—	—	(3,586)	—	(3,586)
Other comprehensive income	—	—	—	—	—	247	247
Balance—June 30, 2020	24,119	$2	$216,295	$(11,435)	$(222,240)	$(2,863)	$(20,241)

						Accumulated
	Non-Designated		Additional			Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Loss	Deficit
Balance—January 1, 2019	22,912	$2	$202,355	$(11,435)	$(199,592)	$(3,338)	$(12,008)
Stock issued upon the exercise of stock options	67	—	744	—	—	—	744
Restricted stock award and performance stock unit vesting	270	—	—	—	—	—	—
Unrestricted common stock issued in lieu of cash bonus	37	—	576	—	—	—	576
Stock-based compensation expense	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	(544)	—	(544)
Other comprehensive income	—	—	—	—	—	213	213
Balance—March 31, 2019	23,286	$2	$204,895	$(11,435)	$(200,136)	$(3,125)	$(9,799)
Stock issued upon the exercise of stock options	206	—	2,145	—	—	—	2,145
Restricted stock award and performance stock unit vesting	70	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,356	—	—	—	1,356
Net loss	—	—	—	—	(2,807)	—	(2,807)
Other comprehensive loss	—	—	—	—	—	(265)	(265)
Balance—June 30, 2019	23,562	$2	$208,396	$(11,435)	$(202,943)	$(3,390)	$(9,370)

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 11, 2020. The June 30, 2020 consolidated balance sheet included herein includes account balances as of December 31, 2019 that were derived from the audited financial statements as of that date. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements do not include all disclosures required for annual financial statements and notes.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statements of financial position at June 30, 2020 and December 31, 2019, the Company’s results of operations and stockholders’ equity activity for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and June 30, 2019 have been made. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. All references to June 30, 2020 or to the three and six months ended June 30, 2020 and 2019 in the notes to the consolidated financial statements are unaudited.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions. The amounts reported in the consolidated financial statements include significant estimates and assumptions that have been made, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, estimated sales returns and reserves, stock-based compensation, fair value of intangibles and goodwill, disclosure of contingent assets and liabilities, disclosure of contingent litigation, allowance for valuation of deferred tax assets, and the Company's quarterly going concern assessment. The Company bases its estimates and assumptions on historical experience and on various other judgments that are believed to be reasonable under the circumstances. The Company continuously evaluates its estimates and assumptions. Actual results may differ from these estimates and assumptions. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents the effect of exchange rate changes on total comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(3,586)	$(2,807)	$(9,767)	$(3,351)
Foreign currency translation (loss) gain	247	(265)	194	(52)
Comprehensive loss	$(3,339)	$(3,072)	$(9,573)	$(3,403)

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders' deficit. For the three and six months ended June 30, 2020 and 2019, the Company's comprehensive loss consisted of net loss and foreign currency translation losses or gains.

The other comprehensive loss presented in the consolidated financial statements and the notes are presented net of tax. There has been no tax expense or benefit associated with the components of other comprehensive loss due to the presence of a full valuation allowance for each of the three and six months ended June 30, 2020 and 2019.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising expense consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Advertising costs	$6,291	$6,463	$12,459	$11,198

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether relevant conditions or events, considered in the aggregate, indicate that there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The assessment is based on the relevant conditions that are known or reasonably knowable as of August 6, 2020.

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

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of August 6, 2020, and concluded that conditions and events considered in the aggregate, do not indicate that it is probable that the Company will be unable to meet obligations as they become due through the one year period following the financial statement issuance date.

3. INVENTORY

Inventory consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Raw materials	$755	$834
Finished goods	515	711
Total inventory	$1,270	$1,545

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Depreciation and amortization expense related to property and equipment includes depreciation related to its physical assets and amortization expense related to amounts capitalized in the development of internal-use software. Depreciation and amortization expense associated with property and equipment consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of revenue	$3,287	$2,357	$6,590	$4,759
Sales and marketing	115	175	222	359
Research and development	6	15	74	17
General and administrative	561	528	1,122	1,081
Total depreciation expense	$3,969	$3,075	$8,008	$6,216

5. INTANGIBLE ASSETS

Intangible assets consisted of the following items as of the dates indicated (in thousands):

	Trade name / trademark *	Core technology	Customer relationships	Patents and Other	Total
Gross Carrying Amount	$12,311	$13,356	$25,608	$312	$51,587
Accumulated Amortization/Impairment	(1,704)	(13,014)	(22,240)	(312)	(37,270)
Balance as of January 1, 2020	$10,607	$342	$3,368	$—	$14,317

Gross Carrying Amount	$12,315	$13,383	$25,637	$312	$51,647
Accumulated Amortization/Impairment	(1,708)	(13,334)	(22,738)	(312)	(38,092)
Balance as of June 30, 2020	$10,607	$49	$2,899	$—	$13,555

*

Included in the tradename/trademark line above is the Rosetta Stone tradename, which is the Company's only indefinite-lived intangible asset. As of January 1, 2020 and June 30, 2020, the Rosetta Stone tradename comprised the entire tradename/trademark net carrying amount of $10.6 million.

Amortization Expense for the Long-lived Intangible Assets

The following table presents amortization of intangible assets included in the related financial statement line items during the respective periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of revenue	$147	$147	$293	$293
Sales and marketing	235	235	470	470
Research and development	—	—	—	7
General and administrative	—	—	—	—
Total intangible amortization expense	$382	$382	$763	$770

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated future amortization expense related to intangible assets for the remaining months of 2020 and years thereafter (in thousands):

As of June 30, 2020
2020 - remaining	$520
2021	940
2022	940
2023	548
2024	—
Thereafter	—
Total	$2,948

Impairment Reviews of Intangible Assets

The Company also routinely reviews indefinite-lived intangible assets and long-lived assets for potential impairment as part of the Company’s internal control framework. As an indefinite-lived intangible asset, the Rosetta Stone tradename was evaluated as of June 30, 2020 to determine if indicators of impairment exist, particularly in light of the COVID-19 pandemic. The Company concluded that there were no potential indicators of impairment related to this indefinite-lived intangible asset. Additionally, all other long-lived intangible assets were evaluated to determine if indicators of impairment exist and the Company concluded that there are no potential indicators of impairment.

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

The following table shows the balance and changes in goodwill for the Company's operating segments for the six months ended June 30, 2020 (in thousands):

	Literacy	E&E Language	Consumer Language	Total
Balance as of January 1, 2020
Gross Goodwill	$9,962	$38,996	$27,514	$76,472
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of January 1, 2020	$9,962	$38,996	$—	$48,958

Effect of change in foreign currency rate	—	99	—	99

Balance as of June 30, 2020
Gross Goodwill	$9,962	$39,095	$27,514	$76,571
Accumulated Impairment	—	—	(27,514)	(27,514)
Goodwill as of June 30, 2020	$9,962	$39,095	$—	$49,057

Annual Impairment Testing of Goodwill

The Company exercised its option to bypass the qualitative test and began its June 30, 2020 annual goodwill test with the quantitative test for its reporting units with remaining goodwill balances, which were the Literacy and the E&E Language reporting units.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020, the Company determined that the fair values of the Literacy and E&E Language reporting units exceeded their carrying values. Therefore, no goodwill impairment charges were recorded in connection with the annual analysis for these reporting units.

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

The following table summarizes supplemental statement of operations information related to operating and finance lease costs as indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
Supplemental statement of operations information:	2020	2019	2020	2019
Operating lease cost	$514	$533	$1,049	$1,059

Amortization of right-to-use assets	$114	$113	$228	$226
Interest on lease liabilities	14	17	28	34
Finance lease cost	$128	$130	$256	$260

The following table summarizes undiscounted future operating and finance lease payments as of June 30, 2020 and for the five years thereafter (in thousands):

As of June 30, 2020	Operating Leases	Finance Leases
2020 - remaining	$855	$331
2021	1,643	529
2022	1,620	402
2023	1,019	20
2024	102	13
Thereafter	76	—
Total undiscounted lease payments	5,315	1,295
Less: imputed interest	421	70
Total	$4,894	$1,225

The following table summarizes supplemental information related to operating and finance leases as indicated below:

As of June 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term	39 months	31 months
Weighted-average discount rate	5.4%	4.8%
Range of remaining term	3 - 36 months	11 - 49 months

The following table summarizes balance sheet information related to financing leases as indicated (in thousands):

	As of
Financing Lease Right-of-Use Assets and Liabilities:	June 30, 2020	December 31, 2019
Property and equipment, at cost	$5,663	$5,627
Accumulated depreciation	(3,952)	(3,697)
Property and equipment, net	$1,711	$1,930

Other current liabilities	$550	$474
Other long-term liabilities	675	914
Total finance lease liabilities	$1,225	$1,388

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict the ability to, among other things, incur additional indebtedness, dispose of assets, execute a material change in business, acquire or dispose of an entity, grant liens, make share repurchases, and make distributions, including payment of dividends. The Company is required to maintain compliance with a minimum liquidity coverage ratio of 1.75 and minimum financial performance requirements, as defined in the credit facility. As of June 30, 2020, the Company was in compliance with all covenants.

The credit facility contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and a change of control default, in each case, subject to customary exceptions. The occurrence of a default event could result in the Bank’s acceleration of repayment obligations of any loan amounts then outstanding.

As of June 30, 2020, there were no borrowings outstanding. A quarterly commitment fee accrues on any unused portion of the credit facility at a nominal annual rate.

9. OTHER CURRENT LIABILITIES

The following table summarizes other current liabilities (in thousands):

	As of
	June 30, 2020	December 31, 2019
Accrued marketing expenses	$4,031	$5,394
Accrued professional and consulting fees	1,633	1,443
Sales return reserve	293	448
Sales, withholding, and property taxes payable	3,566	3,331
Other	1,960	2,474
Total other current liabilities	$11,483	$13,090

10. REVENUE AND DEFERRED REVENUE

The opening and closing balances of the Company’s accounts receivable and deferred revenue are as follows (in thousands):

	Accounts Receivable	Deferred Revenue (current)	Deferred Revenue (non-current)
Opening balance as of January 1, 2020	$22,919	$119,851	$57,766
Increase/(decrease), net	4,084	(10,563)	7,049
Ending balance as of June 30, 2020	$27,003	$109,288	$64,815

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of revenue recognized in the three months ended June 30, 2020 that was included in the opening January 1, 2020 deferred revenue balance was $44.0 million. The amount of revenue recognized in the six months ended June 30, 2020 that was included in the opening January 1, 2020 deferred revenue balance was $81.2 million. The vast majority of this revenue consists of deferred subscription revenue. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

The following table sets forth deferred revenue by reportable segment which represents the Company's unfulfilled performance obligations as of June 30, 2020 and the estimated revenue expected to be recognized in the future related to these performance obligations (in thousands):

	As of June 30, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Literacy	$42,647	$30,965	$9,315	$1,213	$1,154
E&E Language	53,585	32,407	8,641	2,797	9,740
Consumer Language	77,871	45,916	19,375	1,822	10,758
Total	$174,103	$109,288	$37,331	$5,832	$21,652

In 2017, the Company entered into a series of agreements with SOURCENEXT Corporation, (“SOURCENEXT”), comprising a single performance obligation associated with the perpetual license of certain intellectual property, software, and product code for exclusive development and sale of language and education-related products in Japan. The Company estimated a 20 year period to recognize the performance obligation. As of June 30, 2020, deferred revenue associated with SOURCENEXT totaled $15.3 million, which will be recognized ratably through April 2037 and comprised the majority of the Consumer Language non-current deferred revenue. As this customer relationship progresses, the Company will prospectively reassess the recognition period as needed.

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

2019 Omnibus Incentive Plan

On May 16, 2019, the Company's stockholders and Board of Directors approved the 2019 Omnibus Incentive Plan (the "2019 Plan") that provided the Company the ability to grant up to 2,350,000 of new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Performance based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. Service, performance and market-based restricted stock awards are considered outstanding at the time of grant as the stockholder is entitled to voting rights and to receive any dividends declared subject to the loss of the right to receive accumulated dividends if the award is forfeited prior to vesting. Performance units and restricted stock units do not have voting rights. The stock incentive awards and options granted under the 2019 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board or its designated committee at the date of grant, but not more than ten years from such grant date. At June 30, 2020 there were 1,265,010 shares available for future grant under the 2019 Plan.

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

For the six months ended June 30, 2020 and June 30, 2019, the fair value of stock options granted was calculated using the following assumptions in the Black-Scholes model:

	Six months ended June 30,
	2020	2019
Expected stock price volatility	45.3%	39.9%
Expected term of options	5.2 years	5.1 years
Expected dividend yield	—	—
Risk-free interest rate	0.36%	2.16%

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

The following table presents stock-based compensation expense included in the related financial statement line items (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of revenue	$111	$16	$120	$(16)
Sales and marketing	849	303	1,459	505
Research & development	658	120	898	143
General and administrative	1,391	917	2,793	1,944
Total stock based compensation expense	$3,009	$1,356	$5,270	$2,576

The following table presents the future stock-based compensation expense, net of forfeitures, for each equity award category as of June 30, 2020 and the weighted average period over which the expense will be recognized:

	Service-based Restricted Stock Awards	Service-based Stock Options	Restricted Stock Units	Performance Stock Units
Unrecognized compensation expense, net of forfeitures (in thousands)	$5,077	$341	$686	$3,519
Weighted average period over which the above expense will be recognized (in years)	2.77	0.95	1.12	1.43

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

The following table summarizes the Company's service-based restricted stock award activity from January 1, 2020 to June 30, 2020:

	Service-based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested service-based awards, January 1, 2020	343,010	$12.77	$4,379,414
Service-based awards granted	279,078	19.45
Service-based awards vested	(131,954)	11.73
Service-based awards cancelled	(7,636)	16.64
Non-vested Service-based awards, June 30, 2020	482,498	16.85	8,130,091

The following table summarizes the Company's weighted average grant date fair value and vested fair value for the six months ended June 30, 2020 and June 30, 2019:

	Six months ended June 30,
	2020	2019
Weighted-average grant-date fair value of service-based restricted stock awards granted	$19.45	$15.28
Fair value of service-based restricted stock awards vested (in thousands)	$2,526	$4,088

Performance-Based Restricted Stock Units

Beginning in the first quarter of 2017, the Company began granting annual performance-based restricted stock units ("PSUs") to certain employees which will become earned or eligible to vest based on the Company's achievement of certain pre-defined key operating performance goals during a one to three -year period. The number of PSUs earned or eligible to vest following the performance period is subject to approval by the Compensation Committee of the Board of Directors. Once earned, PSUs vest shortly after being earned. PSUs were granted at "target" (at 100% of target). Based upon actual attainment of the operating performance results relative to target, actual issuance of PSUs can be eligible for vest anywhere between a maximum of 200% and 0% of the target number of PSUs originally granted.

The following table summarizes the Company's PSU activity from January 1, 2020 to June 30, 2020:

	Performance Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSUs, January 1, 2020	615,614	$13.84	$11,167,238
PSUs granted	255,105	16.62
PSUs vested	(168,324)	10.91
PSUs cancelled	(112,904)	14.78
Non-vested PSUs, June 30, 2020	589,491	$15.69	$9,938,818

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's weighted average grant date fair value and fair value of PSUs vested for the six months ended June 30, 2020 and June 30, 2019:

	Six months ended June 30,
	2020	2019
Weighted average grant date fair value of PSUs granted	$16.62	$15.21
Fair value of PSUs vested (in thousands)	$2,302	$3,120

Service-Based Stock Options

Service-based stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Service-based stock options to directors generally vest quarterly over a one year period based upon required service conditions and do not have performance or market conditions. The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of June 30, 2020, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount is subject to change based on changes to the fair market value of the Company's common stock.

The following table summarizes the Company's service-based stock option activity from January 1, 2020 to June 30, 2020:

	Service-based Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Service-based options outstanding, January 1, 2020	1,081,592	$10.06	5.57	$9,022,107
Service-based options granted	58,224	17.11
Service-based options exercised	(36,222)	11.30
Service-based options cancelled	(6,474)	25.99
Service-based options outstanding, June 30, 2020	1,097,120	10.30	5.39	7,492,525
Vested and expected to vest at June 30, 2020	1,091,769	10.27	5.37	7,492,525
Exercisable at June 30, 2020	1,038,896	9.92	5.13	$7,492,525

The following table summarizes the Company's weighted average grant date fair value and intrinsic value of options exercised for the six months ended June 30, 2020 and June 30, 2019:

	Six months ended June 30,
	2020	2019
Weighted average grant date fair value of service-based stock options granted	$6.87	$9.84
Intrinsic value of options exercised (in thousands)	$672	$6,432

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's restricted stock unit activity from January 1, 2020 to June 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Units outstanding, January 1, 2020	265,913	$12.56	$4,823,662
Units granted	46,252	17.24
Units released	(432)	15.11
Units cancelled	—	—
Units outstanding, June 30, 2020	311,733	13.25	5,255,818
Vested and expected to vest at June 30, 2020	306,819	13.19	5,172,968
Vested and deferred at June 30, 2020	264,191	$12.55	$4,454,260

The following table summarizes the Company's weighted average grant date fair value and fair value of units converted for the six months ended June 30, 2020 and June 30, 2019:

	Six months ended June 30,
	2020	2019
Weighted average grant date fair value of restricted stock units granted	$17.24	$24.66
Fair value of restricted stock units converted (in thousands)	$8	$—

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

On February 20, 2017, the Compensation Committee approved 64,719 PRSAs and 144,497 PSOs as eligible for further service vesting requirements. The non-eligible 5,704 and 169,968 PRSAs and PSOs, respectively, were cancelled as of February 20, 2017. PRSAs and PSOs vested 50%, 25% and 25% on April 4, 2017, 2018 and 2019, respectively. As of June 30, 2020, all PRSAs and PSOs were vested. As of June 30, 2020, no PSOs have been exercised.

On February 22, 2018, the Compensation Committee approved the maximum quantity of 140,846 MRSAs and 314,465 MSOs as eligible for further service vesting requirements. MRSAs and MSOs vest annually on a pro-rata basis over three years beginning April 4, 2018. As of June 30, 2020, all MRSAs and MSOs were vested. As of June 30, 2020, no MSOs have been exercised.

13. STOCKHOLDERS' DEFICIT

At June 30, 2020, the Company's Board of Directors had the authority to issue 200,000,000 shares of stock, of which 190,000,000 were designated as Common Stock, with a par value of $0.00005 per share, and 10,000,000 were designated as Preferred Stock, with a par value of $0.001 per share. At June 30, 2020, the Company had shares of common stock issued of 25,603,682 and shares of common stock outstanding of 24,603,682.

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

The following table sets forth the computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(3,586)	$(2,807)	$(9,767)	$(3,351)
Denominator:
Basic weighted average shares	24,103	23,455	23,953	23,247
Diluted weighted average shares	24,103	23,455	23,953	23,247
Loss per share:
Basic	$(0.15)	$(0.12)	$(0.41)	$(0.14)
Diluted	$(0.15)	$(0.12)	$(0.41)	$(0.14)

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options	585	818	587	787
Restricted stock units	272	244	267	238
Restricted stocks	296	519	394	556
Total common stock equivalent shares	1,153	1,581	1,248	1,581

Share-based awards to purchase approximately 0.2 million and zero shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2020 and June 30, 2019, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive. Share-based awards to purchase approximately 0.2 million and zero shares of common stock that had an exercise price in excess of the average market price of the common stock during the six months ended June 30, 2020 and June 30, 2019, respectively, were not included in the calculation of diluted loss per share because they were anti-dilutive.

15. INCOME TAXES

In accordance with ASC topic 740, Income Taxes (“ASC 740”), and ASC subtopic 740-270, Income Taxes: Interim Reporting, the income tax provision for the six months ended June 30, 2020 is based on the estimated annual effective tax rate for fiscal year 2020. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, may change and may create a different relationship between domestic and foreign income and loss.

Valuation Allowance Recorded for Deferred Tax Assets

As of June 30, 2020, a valuation allowance was provided for the U.S., Hong Kong, Mexico, Spain, France, and Brazil where the Company previously determined in prior periods the deferred tax assets will not more likely than not be realized.

Evaluation of the remaining jurisdictions as of June 30, 2020, resulted in the determination that no additional valuation allowances were necessary at this time. However, the Company will continue to assess the need for a valuation allowance against its deferred tax assets in the future and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020, and December 31, 2019, the Company’s U.S. deferred tax liability was $2.7 million and $2.5 million, respectively, related to its goodwill and indefinite lived intangibles. As of June 30, 2020 the Company had no foreign net deferred tax assets compared to foreign net deferred tax assets of $0.1 million at December 31, 2019. As of June 30, 2020, and December 31, 2019, the Company had no unrecognized tax benefits.

For the six months ended June 30, 2020 the Company recorded an income tax expense of $0.6 million related to profits of operations for foreign jurisdictions in the U.K., Germany, China, France and Canada and deferred tax expense related to the tax impact of amortization of indefinite lived intangible assets.

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

The Company and its Chief Operating Decision Maker ("CODM") assess profitability and performance of each of its current operating segments in terms of segment contribution. Segment contribution is a segment measure of profitability determined consistent with Accounting Standards Codification 280. Segment contribution is calculated as segment revenue less expenses directly incurred by or allocated to the segment. Direct segment expenses include materials costs, service costs, customer care and coaching costs, sales and marketing expenses, and bad debt expense. In addition to the previously referenced expenses, the Literacy segment includes direct research and development expenses and Combined Language includes shared research and development expenses, cost of revenue, and sales and marketing expenses applicable to the Consumer Language and E&E Language segments. Segment contribution excludes depreciation, amortization, stock compensation, restructuring and other related expenses. The Company does not allocate expenses beneficial to all segments, which include certain general and administrative expenses such as legal fees, payroll processing fees, accounting related expenses, lease abandonment, impairment, and non-operating income and expense. These expenses are included below the segment contribution line in the unallocated expenses section of the tables presented below.

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the three months ended June 30, 2020 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$17,814	$13,640	$17,741	$—	$31,381	$49,195

Cost of revenue	2,811	2,657	2,423	(1)	5,079	7,890
Sales and marketing	8,583	5,318	10,834	(4)	16,148	24,731
Research and development	2,850	—	—	2,667	2,667	5,517
General and administrative	522	179	(28)	—	151	673
Segment contribution	$3,048	$5,486	$4,512	$(2,662)	$7,336	$10,384
Segment contribution margin %	17.1%	40.2%	25.4%		23.4%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						3,546
Sales and marketing						1,243
Research and development						660
General and administrative						2,016
Subtotal						7,465

Corporate unallocated expenses, net:
Unallocated general and administrative						6,256
Unallocated non-operating expense						26
Subtotal						6,282

Loss before income taxes						$(3,363)

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

ROSETTA STONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results by segment for the six months ended June 30, 2020 were as follows (in thousands):

		Language
	Literacy Segment	E&E Language Segment	Consumer Language Segment	Shared Services	Combined Language	Total Company
Revenue	$35,300	$27,192	$33,882	$—	$61,074	$96,374

Cost of revenue	5,747	4,928	4,860	(2)	9,786	15,533
Sales and marketing	16,622	11,125	21,422	—	32,547	49,169
Research and development	5,992	—	—	5,849	5,849	11,841
General and administrative	1,074	155	178	—	333	1,407
Segment contribution	$5,865	$10,984	$7,422	$(5,847)	$12,559	$18,424
Segment contribution margin %	16.6%	40.4%	21.9%		20.6%

Unallocated depreciation and amortization, stock compensation, and other expenses (net) included in:
Cost of revenue						7,004
Sales and marketing						2,239
Research and development						1,253
General and administrative						3,979
Subtotal						14,475

Corporate unallocated expenses, net:
Unallocated general and administrative						13,121
Unallocated non-operating income						(8)
Subtotal						13,113

Loss before income taxes						$(9,164)

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

The information below summarizes revenue from customers by geographic area for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	$44,415	$41,179	$86,944	$81,009
International	4,780	4,763	9,430	9,544
Total revenue	$49,195	$45,942	$96,374	$90,553

The information below summarizes long-lived assets by geographic area classified as held and used as of June 30, 2020 and December 31, 2019 (in thousands):

	As of
	June 30, 2020	December 31, 2019
United States	$37,125	$37,378
International	1,662	1,873
Total property and equipment, net	$38,787	$39,251

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

Overview

Rosetta Stone Inc. ("Rosetta Stone," the "Company," "we" or "us") is dedicated to changing people's lives through the power of language and literacy education. Our innovative digital solutions drive positive learning outcomes for the inspired learner at home or in schools and workplaces around the world. Founded in 1992, Rosetta Stone's language division uses advanced digital technology to help all types of learners read, write, and speak world languages. Lexia Learning, Rosetta Stone's literacy education division, was founded more than 30 years ago and is a leader in the literacy education space. Today, Lexia helps students build foundational reading skills through its rigorously researched, independently evaluated, and widely respected instruction and assessment programs. Rosetta Stone Inc. was incorporated in Delaware in 2005.

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

As of June 30, 2020, we currently have three operating segments, Literacy, E&E Language, and Consumer Language. We discuss the profitability of each segment in terms of segment contribution. Segment contribution is the measure of profitability used by our Chief Operating Decision Maker ("CODM"). See Note 16 "Segment Information" of Part 1 - Item 1, Financial Statements for information about recent changes in the definition and presentation of segment contribution.

COVID-19 Update

In late 2019, a novel strain of coronavirus that causes the disease COVID-19 surfaced and quickly spread, causing a global pandemic. To combat the spread of COVID-19, authorities have taken a variety of steps to protect their citizens, including closing schools and workplaces and requiring people to stay at home and practice social distancing. These actions have had significant negative impacts on the global economy.

On March 16, 2020, our global employee base began to work from home. We have a distributed workforce that has historically operated out of multiple offices. As a result, we already had in place the appropriate technology and tools to facilitate operating in a remote work environment and under restricted travel. As such, to date, we have not identified any significant issues with travel restrictions and in the transition to a remote work environment. We have established a plan, in compliance with applicable guidance, to return to our offices. We have also given our employees the option to continue to work remotely for the remainder of the year. We have not had any COVID-19 related employment terminations, however we have taken the following employee-related actions to decrease costs and preserve our cash flows to provide cushion for future uncertainty:

•	the furlough of 14 employees effective June 1, 2020 and the furlough of an additional 4 employees effective July 15, 2020, who were in direct or indirect support of the Enterprise business;
•	adoption of the deferral on the payment of social security under the CARES Act through the remainder of 2020;
•	discontinuation of the 4% company match on 401(k) contributions beginning June 1, 2020 through the end of the calendar year;
•	a pause on salary increases that have not already been communicated; and
•	restriction on personnel hiring to only areas that are critical to the business or that create or support bookings, especially in our K-12 and Consumer Language businesses.

We recognize that COVID-19 has changed the way our employees work with each other and our customers, and we are committed to ensuring these changes cause the least disruption to our learners. All of our solutions can be used by learners remotely and we are capable of providing our services to our customers while following social distancing protocols. In response to extensive business and school closures around the world and the growing need to adopt distance-learning solutions, we implemented the following initiatives:

•

expanded access to our products for all of our existing K-12 customers through the end of the 2019/2020 school year, with no additional charge, to help them move to remote learning (the “Learn From Home” program);

•	provided Lexia Academy, which provides online implementation and training support for teachers, to help teachers implement our products with their students;
•	communicated to districts and schools regarding best practices for remote learning;
•	left expired licenses on for a period of time for customers who were dealing with very disruptive changes to the way they worked, and delayed aggressive collection actions;
•	made available three months of a free language learning subscription to any elementary, middle or high school student through June 30, 2020;
•	provided free unlimited group language tutoring for all paying consumer subscribers through June 30, 2020; and
•	upgraded our “bronze” access level Enterprise customers to a “silver” access level at no charge to provide access to online group tutoring through June 1, 2020.

During the second quarter of 2020, we experienced the following as a direct result of COVID-19:

•

in Lexia, there was a 12% increase in active school licenses and a tripling of the number of unlimited school site licenses, attributable to expansions in existing districts that were driven by the Learn From Home initiative. While we recognize that not all of these new learners will convert to paying licenses, we are focused on continuing these relationships, with as many of these schools as we can as paying customers;

•

an increase in Consumer Language subscriptions and users as people sought language learning enrichment opportunities during stay-at-home orders. Given the proximity of the Lifetime Unlimited subscription launch and the onset of the pandemic, it is not possible to precisely determine how much of the 92% second quarter year-over-year bookings growth was directly attributable to the pandemic, but we believe a significant portion is attributable to the pandemic. We do not expect Consumer bookings growth to continue at this rate in future periods;

•

we did not make any short term borrowings under our credit facility during our typical mid-year seasonal cash low point driven primarily by the increase in Consumer language bookings. These Consumer sales turn to cash quickly because they are paid up front via credit card transactions and had a positive impact on our liquidity during the first half of 2020;

•	reduction of future pipeline sales opportunities in our Enterprise business where new and existing customers that are experiencing financial hardship may decide to postpone purchase or renewal;
•	direct and indirect cost cutting measures in the E&E Language business, including furloughs, to reduce related operating expenses by approximately $4 million on an annual basis; and
•	a year over year reduction in second quarter travel related expenses of $1.5 million.

While we continue to be confident of our ability to support learners during this period, there remains uncertainty surrounding:

•	unprecedented levels of disruption that may distract our customers and delay purchasing decisions;
•

customers, particularly in our Enterprise business and with our custom content deals that support language preservation for Native American tribes, that may be facing financial difficulties that may lead to delayed purchase decisions slower cash collection or non-renewal due to lack of funds;

•	the length of the economic downturn and the impact on local K-12 school budgets and consumer discretionary spending; and
•	productivity disruptions caused by the distraction of our workforce in a remote work environment.

We continue to monitor these risks. Alternatively, the COVID-19 pandemic may continue to create opportunities for us to expand our relationships with existing customers who appreciate the value of remote learning. We believe that over time that this period will serve to highlight the affordability and convenience of online training and coaching.

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

As of June 30, 2020, we determined that the fair values of our reporting units with remaining goodwill balances exceeded their carrying values. Accordingly, no goodwill impairment charges were recorded in connection with the annual impairment test. For additional risk factors which could affect the assumptions used in our valuation of our reporting units, see the section titled "Risk Factors" in Part II, Item 1A of this Report. Accordingly, we cannot provide assurance that the assumptions, estimates and values used in our assessment will be realized and actual results could vary materially.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$49,195	$45,942	$96,374	$90,553
Cost of revenue	11,436	8,861	22,537	17,287
Gross profit	37,759	37,081	73,837	73,266
Operating expenses
Sales and marketing	25,974	25,800	51,408	49,038
Research and development	6,177	5,776	13,094	11,514
General and administrative	8,945	8,566	18,507	17,258
Total operating expenses	41,096	40,142	83,009	77,810
Loss from operations	(3,337)	(3,061)	(9,172)	(4,544)
Other income and (expense):
Interest income	10	9	26	42
Interest expense	(54)	(99)	(107)	(159)
Other income and (expense)	18	519	89	1,315
Total other income and (expense)	(26)	429	8	1,198
Loss before income taxes	(3,363)	(2,632)	(9,164)	(3,346)
Income tax expense	223	175	603	5
Net loss	$(3,586)	$(2,807)	$(9,767)	$(3,351)
Loss per share:
Basic	$(0.15)	$(0.12)	$(0.41)	$(0.14)
Diluted	$(0.15)	$(0.12)	$(0.41)	$(0.14)
Common shares and equivalents outstanding:
Basic weighted average shares	24,103	23,455	23,953	23,247
Diluted weighted average shares	24,103	23,455	23,953	23,247

Comparison of the three months ended June 30, 2020 and the three months ended June 30, 2019:

The following table sets forth revenue for our three operating segments for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$17,814	36.2%	$15,101	32.9%	$2,713	18.0%
Enterprise & Education Language	13,640	27.7%	14,502	31.6%	(862)	(5.9)%
Consumer Language	17,741	36.1%	16,339	35.5%	1,402	8.6%
Total Revenue	$49,195	100.0%	$45,942	100.0%	$3,253	7.1%

Segment Contribution and Segment Contribution Margin
Literacy	$3,048	17.1%	$2,371	15.7%	$677	28.6%
Enterprise & Education Language	5,486	40.2%	5,848	40.3%	(362)	(6.2)%
Consumer Language	4,512	25.4%	3,649	22.3%	863	23.7%
Language Shared Services	(2,662)		(3,387)		725	21.4%
Total Segment Contribution	$10,384		$8,481		$1,903	22.4%

Literacy Segment

The increase in Literacy segment revenue was a result of continued demand for its product portfolio and the concentrated efforts of a direct sales team. As an impact of the COVID-19 disruptions, our Literacy customers could renew their sales contracts later, which could result in lower revenue recognized in period. In the second quarter, we built deferred revenue partially through the sale of multi-year new sales in a US state that only recently became available to purchase our Literacy services, as well as the conversion of free licenses that had been provided to our Literacy customers as part of our Learn From Home initiative. Our Literacy business is seasonal with sales consolidating into the second and third calendar quarters that correspond to the end and beginning of the school district operating budget years. This typical seasonality may be impacted by slower than expected renewal and payment as a result of COVID-19 disruptions. The COVID-19 pandemic has created uncertainty surrounding the pressure on school budgets given the economic downturn.

The Literacy segment contribution dollar and margin increases were primarily due to higher revenues, partially offset by higher direct expenses related to sales and marketing, research and development, and cost of sales. Direct sales and marketing and cost of sales expenses increased due to the increase in the direct sales team, investments made to improve the Literacy product portfolio and infrastructure and higher implementation and training services costs in support of Literacy sales growth. Lower amounts were capitalized as internal-use software during 2020 due to the completion and release of several large projects in the prior year.

E&E Language Segment

E&E Language segment revenue was down year over year. The North America K-12 business was down $0.6 million and the Enterprise business was down $0.3 million. Before shared Language research and development expense, the E&E Language segment contribution dollar and margin slightly decreased on lower revenue and higher cost of sales associated with increases in headount. We believe the enterprise portion of E&E Language is the most economically sensitive to the COVID-19 crisis and has been negatively affected by the impact of the pandemic on businesses and the international response to the pandemic. In connection with this, we also no longer expect new custom content bookings in 2020 as Native American tribes, which have historically been our largest customers for these bookings, have been especially affected by the pandemic. We expect to continue to balance investments and adjust our cost structure to align scale.

Consumer Language Segment

Consumer Language segment revenue increased compared to the prior year period. Revenue growth naturally lags bookings growth and that was the case in the second quarter of 2020 as we built deferred revenue through the sale of products such as our Lifetime Unlimited offering in what has seasonally been our slowest quarter. A large portion of sales in the second quarter of 2020 were attributable to our Lifetime offering, which is recognized as revenue over 24 months, resulting in only a small amount of revenue recognized within the second quarter. We expect Lifetime sales, which are collected in cash up front, will continue to be a significant portion of Consumer Language bookings this year. The COVID-19 pandemic has created demand for our consumer offerings as learners use their time at home to invest in a new language, however, a prolonged economic downturn may create uncertainty for future sales.

Typically, our Consumer business is seasonal with consumer sales peaking in the fourth quarter during the holiday shopping season. This typical seasonality has been impacted by the recent Lifetime Unlimited offering launch, as well as the demand for our consumer offerings as a result of the COVID-19 pandemic. As a result, we expect our first and second quarter Consumer Language bookings to be higher than the fourth quarter holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin increases were primarily driven by higher revenues. In the event of a prolonged economic downturn, we will be able to manage our customer acquisition costs.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
United States	$44,415	90.3%	$41,179	89.6%	$3,236	7.9%
International	4,780	9.7%	4,763	10.4%	17	0.4%
Total revenue	$49,195	100.0%	$45,942	100.0%	$3,253	7.1%

United States Revenue

United States revenue increased primarily due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue. Additionally, app store revenue in the US increased $0.6 million as compared to prior year.

International Revenue

International revenue was nearly flat year over year.

Cost of Revenue and Gross Profit
The following table sets forth cost of revenue and gross profit for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
Revenue	$49,195	100.0%	$45,942	100.0%	$3,253	7.1%
Cost of revenue	11,436	23.2%	8,861	19.3%	2,575	29.1%
Gross profit	$37,759	76.8%	$37,081	80.7%	$678	1.8%

Cost of Revenue

The increase in cost of revenue was primarily due to an increase of $1.2 million in payroll and benefits primarily resulting from headcount changes in the customer support and operations teams as well as higher variable compensation expense on higher funding levels as compared to 2019. Additionally, amortization of previously capitalized software costs increased $0.9 million related to projects that were recently placed into service.

Gross Profit

Gross profit was nearly flat year over year while gross margin declined on the higher cost of revenue discussed above.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$25,974	52.8%	$25,800	56.2%	$174	0.7%
Research and development	6,177	12.6%	5,776	12.6%	401	6.9%
General and administrative	8,945	18.2%	8,566	18.6%	379	4.4%
Total operating expenses	$41,096		$40,142		$954	2.4%

Sales and Marketing Expenses

Sales and marketing expense was essentially flat as a $0.9 million increase in payroll and benefits due to higher variable compensation expense on higher funding levels as compared to 2019 and a $0.6 million increase in commission expense was partially offset by a decrease in travel related expenses of $1.0 million.

Research and Development Expenses

Research and development expenses increased as we continued to invest in the growth of the business. The increase was primarily due to higher payroll and benefits expense of $0.9 million driven by lower capitalized labor costs during 2020 due to the completion and release of several large projects in the prior year as well as higher variable compensation expense on higher funding levels as compared to 2019, offset by lower travel related expenses of $0.2 million and lower professional fees of $0.1 million.

General and Administrative Expenses

General and administrative expenses were slightly up due to a $0.7 million increase in payroll and benefits due to higher variable compensation expense on higher funding levels as compared to 2019, partially offset by lower travel related expenses of $0.1 million.

Interest and Other Income (Expense)

	Three months ended June 30,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Interest income	$10	$9	$1	11.1%
Interest expense	(54)	(99)	45	45.5%
Other income and (expense)	18	519	(501)	(96.5)%
Total other income and (expense)	$(26)	$429	$(455)	(106.1)%

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

Income Tax Expense

	Three months ended June 30,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Income tax expense	$223	$175	$48	27.4%

Income tax expense was flat year over year. Income tax expense in the second quarter of 2020 was related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, France and China and deferred tax expense related to the impact of amortization of indefinite lived intangible assets. For the three months ended June 30, 2020, our worldwide effective tax rate was (6.6)%.

Comparison of the six months ended June 30, 2020 and the six months ended June 30, 2019:

The following table sets forth revenue for our three operating segments for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
Revenue and Revenue as a Percent of Total Revenue
Literacy	$35,300	36.6%	$29,907	33.0%	$5,393	18.0%
Enterprise & Education Language	27,192	28.2%	28,945	32.0%	(1,753)	(6.1)%
Consumer Language	33,882	35.2%	31,701	35.0%	2,181	6.9%
Total Revenue	96,374	100.0%	90,553	100.0%	5,821	6.4%

Segment Contribution and Segment Contribution Margin
Literacy	$5,865	16.6%	$5,384	18.0%	$481	8.9%
Enterprise & Education Language	10,984	40.4%	11,955	41.3%	(971)	(8.1)%
Consumer Language	7,422	21.9%	8,197	25.9%	(775)	(9.5)%
Language Shared Services	(5,847)		(7,067)		1,220	17.3%
Total Segment Contribution	$18,424		$18,469		$(45)	(0.2)%

Literacy Segment

The increase in Literacy segment revenue reflects continued demand for its product portfolio and the concentrated efforts of a direct sales team and strong renewal and retention rates. As an impact of the COVID-19 disruptions, our Literacy customers could renew their sales contracts later, which could result in lower revenue recognized in period. In the second quarter, we built deferred revenue partially through the sale of multi-year new sales in a US state that only recently became available to purchase our Literacy services, as well as the conversion of free licenses that had been provided to our Literacy customers as part of our Learn From Home initiative. Our Literacy business is seasonal with sales consolidating into the second and third calendar quarters that correspond to the end and beginning of the school district operating budget years. This typical seasonality may be impacted by slower than expected renewal and payment as a result of the COVID-19 disruptions. The COVID-19 pandemic has created uncertainty surrounding the pressure on school budgets given the economic downturn.

The Literacy segment contribution dollar increase was primarily due to higher revenues, partially offset by higher direct expenses related to sales and marketing, research and development, and cost of sales. Direct sales and marketing and cost of sales expenses increased due to the increase in the direct sales team, investments made to improve the Literacy product portfolio and infrastructure and higher implementation and training services costs in support of Literacy sales growth. Lower amounts were capitalized as internal-use software during 2020 due to the completion and release of several large projects in the prior year which contributed to the decrease in segment contribution margin.

E&E Language Segment

E&E Language segment revenue was down year over year across the reseller, North America K-12 and affiliate channels. Before shared Language research and development expense, the E&E Language segment contribution dollar and margin decreased on lower revenue. We believe the enterprise portion of E&E Language is the most economically sensitive to the COVID-19 crisis and has been negatively affected by the impact of the pandemic on businesses and the international response to the pandemic. In connection with this, we also no longer expect new custom content bookings in 2020 as Native American tribes, which have historically been our largest customers for these bookings, have been especially affected by the pandemic. We expect to continue to balance investments and adjust our cost structure to align scale.

Consumer Language Segment

Consumer Language segment revenue increased as global app store revenue was higher by $1.5 million as compared to the prior year period. Revenue growth naturally lags bookings growth and that was the case in the second quarter of 2020 as we built deferred revenue through the sale of products such as our Lifetime Unlimited offering in what has seasonally been our slowest quarter. A large portion of sales in the first half of 2020 were attributable to our Lifetime offering, which is recognized as revenue over 24 months. We expect Lifetime sales, which are collected in cash up front, will continue to be a significant portion of Consumer Language bookings this year. The COVID-19 pandemic has created demand for our consumer offerings as learners use their time at home to invest in a new language, however, a prolonged economic downturn may create uncertainty for future sales. Typically, our Consumer business is seasonal with consumer sales peaking in the fourth quarter during the holiday shopping season. This typical seasonality has been impacted by the recent Lifetime Unlimited offering launch as well as the demand for our consumer offerings as a result of the COVID-19 pandemic. As a result, we expect our first and second quarter Consumer Language bookings to be higher than the fourth quarter holiday shopping season.

Before shared Language research and development expense, the Consumer Language segment contribution dollar and margin declines were primarily driven by $1.5 million in higher direct first quarter sales and marketing expenses related to increased media expenses related to targeted streaming television and native content campaigns to drive sales. Any resulting increase in bookings may be recognized as revenue over periods up to 24 months, while the sales and marketing expense will be recognized as incurred, which may cause the segment contribution to decline. In the event of a prolonged economic downturn, we will be able to manage our customer acquisition costs.

Revenue by Geographic Area

The following table sets forth revenue by geographic area and the corresponding percent of total revenue for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
United States	$86,944	90.2%	$81,009	89.5%	$5,935	7.3%
International	9,430	9.8%	9,544	10.5%	(114)	(1.2)%
Total revenue	$96,374	100.0%	$90,553	100.0%	$5,821	6.4%

United States Revenue

United States revenue increased primarily due to the increase in Literacy revenue from our Lexia business, which is predominately recorded as domestic revenue. Additionally, app store revenue in the US increased $0.9 million as compared to prior year.

International Revenue

International revenue was nearly flat year over year.

Cost of Revenue and Gross Profit

The following table sets forth cost of revenue and gross profit for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages)
Revenue	$96,374	100.0%	$90,553	100.0%	$5,821	6.4%
Cost of revenue	22,537	23.4%	17,287	19.1%	5,250	30.4%
Gross profit	$73,837	76.6%	$73,266	80.9%	$571	0.8%

Cost of Revenue

The increase in cost of revenue was primarily due to an increase of $2.9 million in payroll and benefits primarily resulting from headcount changes in the customer support and operations teams as well as higher variable compensation expense on higher funding levels as compared to 2019. Additionally, amortization of previously capitalized software costs increased $1.8 million related to projects that were recently placed into service.

Gross Profit

Gross profit was flat year over year while gross margin declined on the higher cost of revenue discussed above.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six months ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(in thousands, except percentages, which reflect expense as a percentage of total revenue)
Sales and marketing	$51,408	53.3%	$49,038	54.2%	$2,370	4.8%
Research and development	13,094	13.6%	11,514	12.7%	1,580	13.7%
General and administrative	18,507	19.2%	17,258	19.1%	1,249	7.2%
Total operating expenses	$83,009		$77,810		$5,199	6.7%

Sales and Marketing Expenses

The increase in sales and marketing expense was primarily due to $1.5 million in higher first quarter sales and marketing expenses related to increased media expenses related to targeted streaming television and native content campaigns to drive Consumer Language sales, $1.2 million in higher payroll and benefits due to higher variable compensation expense on higher funding levels as compared to 2019, and a $0.7 million increase in commission expense, partially offset by a decrease in travel related expenses of $1.0 million.

Research and Development Expenses

Research and development expenses increased primarily due to increased payroll and benefits expense of $2.1 million driven by lower capitalized labor costs during 2020 due to the completion and release of several large projects in the prior year as well as higher variable compensation expense on higher funding levels as compared to 2019, partially offset by lower travel related expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were up due to a $1.2 million increase in payroll and benefits due to higher variable compensation expense on higher funding levels as compared to 2019, an increase of $0.2 million in bad debt expense due to the increase in bookings and the accounts receivable balance year over year, partially offset by lower travel related expenses of $0.1 million.

Interest and Other Income (Expense)

	Six months ended June 30,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Interest income	$26	$42	$(16)	(38.1)%
Interest expense	(107)	(159)	52	32.7%
Other income and (expense)	89	1,315	(1,226)	(93.2)%
Total other income and (expense)	$8	$1,198	$(1,190)	(99.3)%

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

Income Tax Expense

	Six months ended June 30,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Income tax expense	$603	$5	598	11960.0%

The increase in income tax expense was related to the Virginia state adoption of an indefinite carry forward of net operating losses that resulted in a release of our state valuation allowance and recognition of $0.6 million in state tax benefit in the first quarter of 2019 which did not recur in 2020. Income tax expense in the year to date period of 2020 was related to profits of operations for foreign jurisdictions in the U.K., Germany, Canada, France and China and deferred tax expense related to the impact of amortization of indefinite lived intangible assets. For the six months ended June 30, 2020, our worldwide effective tax rate was (6.6)%.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity at June 30, 2020, consisted of $31.3 million in cash and cash equivalents and short-term investments. Our primary operating cash requirements include the payment of salaries, employee benefits and other personnel related costs, as well as direct advertising expenses, costs of office facilities, and costs of information technology systems. Historically, we have primarily funded these requirements through cash flows from our operating activities.

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

As of June 30, 2020, there were no borrowings outstanding under the credit facility. We are subject to certain financial and restrictive covenants as defined in the credit facility As of June 30, 2020, we were in compliance with all of the covenants under the credit facility and we expect to be in compliance with these covenants in the future. We did not make any short term borrowings under our credit facility during our typical mid-year seasonal cash low point due to an increase in Consumer language bookings which turn to cash quickly because they are paid up front via credit card transactions and had a positive impact on our liquidity during the first half of 2020. We do not expect to make any short term borrowings under the credit facility for the remainder of 2020. The credit facility is available to provide additional liquidity if necessary. See the section at the beginning of this Item 2 titled “COVID-19 Update” for a discussion of the COVID-19 impact to liquidity.

The total amount of cash that was held by foreign subsidiaries as of June 30, 2020 was $7.2 million. As of June 30, 2020, if we were to repatriate this foreign cash, no tax liability would result due to the current period and carryforward net operating losses.

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

Cash Flow Analysis

	Six months ended June 30,		2020 versus 2019
	2020	2019	Change	% Change
	(in thousands, except percentages)
Net cash used in operating activities	$(3,805)	$(21,414)	$17,609	82.2%
Net cash used in investing activities	$(7,592)	$(8,313)	$721	8.7%
Net cash provided by financing activities	$173	$12,518	$(12,345)	(98.6)%

Net Cash Used in Operating Activities

Net cash used in operating activities improved in the first half of 2020 as compared to the same period in 2019. Operating cash flow was impacted by the overall increase in year-over-year bookings of $16.8 million, which resulted in an increase in deferred revenue. Partially offsetting the increase in bookings were higher selling-related cash outflows.

Net Cash Used in Investing Activities

Net cash used in investing activities slightly improved in the first half of 2020 as compared to the same period of 2019. Lower amounts were capitalized as internal-use software during 2020 due to the completion and release of several large projects in the prior year. Additionally, there was a $1.4 million cash inflow in 2019 related to the sale of non-current idle assets that did not recur in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased in the first half of 2020 as compared to the same period of 2019. A net $9.9 million of borrowings were made under the credit facility in 2019 in order to provide additional cash during the seasonal cash low point. No borrowings were made in 2020 as an unseasonal increase in cash sales in Consumer offset the seasonal low point of cash. A $2.5 million decrease in proceeds from stock option exercises also contributed to the decline in financing cash flow.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any material interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is their local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The volatility of the prices and applicable rates are dependent on many factors that we cannot forecast with reliable accuracy. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In late 2019, a novel strain of coronavirus that causes the disease COVID-19 surfaced. In January 2020, the World Health Organization declared the COVID-19 outbreak to be a public health emergency. Since that time, COVID-19 has quickly spread, causing a global pandemic. To combat the spread of COVID-19, governmental authorities have taken a variety of steps to protect their citizens, including closing schools and workplaces and requiring people to stay at home and practice social distancing. These actions have had significant negative impacts on the global economy. While all of our solutions can be used by learners remotely, and we are capable of providing our services to our customers while following social distancing protocols, there is uncertainty in our business surrounding:

•	unprecedented levels of disruption that may distract our customers and delay purchasing decisions;
•

customers, particularly in our Enterprise business and with our custom content deals that support language preservation for Native American tribes, that may be facing financial difficulties that may lead to delayed purchase decisions, slower cash collection or non-renewal due to lack of funds;

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

Ongoing legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the U.S. For example, in October 2015, the European Court of Justice (ECJ) invalidated the 2000 U.S.-EU Safe Harbor program as a legitimate and legally authorized basis on which U.S. companies, including Rosetta Stone, could rely for the transfer of personal data from the European Union to the U.S. In light of the invalidation, the European Union and U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S., called the EU-U.S. Privacy Shield Framework (Privacy Shield). Following its inception and continuing since, Rosetta Stone has participated in and has certified to its compliance to Privacy Shield. However, in July 2020, citing concerns over U.S. government access to EU personal data and insufficient recourse of EU subjects to challenge such U.S. government access, the ECJ released a ruling that invalidated Privacy Shield as a valid mechanism for transferring personal data from the European Economic Area (EEA) to the U.S. In doing so, the ECJ confirmed that the EU Standard Contractual Clauses (SCCs) remain a valid mechanism for the cross-border transfer of EU personal data, however, the ECJ also indicated that the SCCs are subject to increased due diligence on the part of data exporters to determine that the privacy laws of the importing country are adequate to protect data subjects right to privacy, which is considered a fundamental right in the EU. This ruling has resulted in uncertainty as to an appropriate and viable data transfer mechanism for companies looking to transfer personal data of EU subjects into the U.S. At this time, it is unclear whether any further guidance may be issued by EEA supervisory authorities, including any grace periods. Resulting compliance and contract obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Additionally, while the United Kingdom’s Information Commissions Office has released guidance following the ECJ ruling that data transfers from the U.K. to the U.S. under Privacy Shield may continue for some period of time, the U.K.’s decision to withdraw from the European Union also has resulted in uncertainty with regard to compliance obligations for data transfers between the European Union and the United Kingdom and the U.S.

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

The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements about our performance, as well as industry conditions and general financial, economic and political instability. From January 1,2019 through June 30, 2020, our common stock has traded as high as $26.33 per share and as low as $10.46 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1	Fourth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020).

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

32**

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Date: August 6, 2020